Form 10-Q
period 1997-03-31
DOBSON COMMUNICATIONS CORP
filed 1997-06-20
CIK 1035985

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1997

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________ to __________

                     COMMISSION FILE NO. 333-23769


                  DOBSON COMMUNICATIONS CORPORATION
        (Exact name of registrant as specified in its charter)


          OKLAHOMA                             73-1110531
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)


13439 NORTH BROADWAY EXTENSION
SUITE 200
OKLAHOMA   CITY,   OKLAHOMA                        73114
(Address of principal executive offices)         (Zip Code)


                             (405)391-8500
         (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES              NO   X

     At June 10, 1997, there were 473,152 shares of the registrant's $1.00 par value Class A Common Stock outstanding.

                       DOBSON COMMUNICATIONS CORPORATION

                              INDEX TO FORM 10-Q


                    PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets at March 31, 1997 and December 31, 1996

           Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 1997 and 1996

           Condensed Consolidated Statement of Stockholders' Equity for the Three Months Ended March 31, 1997

           Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1997 and 1996

           Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosure about Market Risk


                      PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

Item 2.    Changes in Securities

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

              DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
ASSETS                                  March 31,            December 31,
                                          1997                   1996
                                       ----------            ------------
CURRENT ASSETS:
  Cash and cash equivalents            $2,944,481             $1,609,221
  Accounts receivable, net              9,092,690              6,584,103
  Restricted investments               11,846,575                   -
  Receivables - affiliates              1,564,645              1,704,033
  Other current assets                  2,464,631             10,059,098
                                      -----------            -----------
        Total current assets           27,913,022             19,956,455
                                      -----------            -----------
PROPERTY, PLANT AND EQUIPMENT, net     69,850,167             61,929,904
                                      -----------            -----------
OTHER ASSETS:
  Receivables - affiliates              3,409,042              3,494,806
  Restricted investments               26,792,720                   -
  Cellular license acquisition
    costs, net                        163,758,003             23,465,128
  Other intangibles, net               20,692,080              6,723,598
  Investments in unconsolidated
    subsidiaries and other              1,910,744              1,378,134
                                      -----------            -----------
        Total other assets            216,562,589             35,061,666
                                      -----------            -----------
                    Total assets    $ 314,325,778          $ 116,948,025
                                    =============          =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

              DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

                                  (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY             March 31,        December 31,
                                                   1997                 1996
                                              --------------     --------------
CURRENT LIABILITIES
Accounts payable                              $    6,131,215     $   4,718,124
Accrued liabilities                                5,758,894         3,014,737
Current portion of long-term debt                  1,210,802         1,190,924
                                              --------------     -------------
        Total current liabilities                 13,100,911         8,923,785
                                              --------------     -------------
LONG-TERM DEBT, net of current portion           309,268,400       104,303,802
DEFERRED CREDITS                                   1,096,290         1,077,864
MINORITY INTERESTS                                 2,697,597         2,444,176
CLASS B CONVERTIBLE PREFERRED STOCK               10,000,000        10,000,000
CLASS C PREFERRED STOCK                            1,623,329              -
STOCKHOLDERS' EQUITY:
Class A Preferred Stock                              100,000              -
Class A Common Stock, $1 par value
     1,000,000 shares authorized and
     473,152 shares issued and outstanding           473,152           473,152
  Paid-in capital                                  5,508,285         5,508,285
  Retained deficit                               (17,529,186)       (3,870,039)
                                              --------------     -------------
                                                 (11,447,749)        2,111,398
Less-
Class A Preferred Stock owned by
  Dobson Telephone                                  (100,000)             -
Class A Common Stock held in treasury,
  at cost                                        (11,913,000)      (11,913,000)
                                              --------------    --------------
     Total stockholders' equity                  (23,460,749)       (9,801,602)
                                              --------------    --------------
     Total liabilities and stockholders'
       equity                                  $ 314,325,778     $ 116,948,025
                                              ==============    ==============


The accompanying notes are an integral part of these condensed consolidated financial statements.

              DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                                                  Three months ended March 31,
                                                  ----------------------------
                                                      1997            1996
                                                  ------------   -------------
OPERATING REVENUE:
  Cellular service                                $  6,283,676    $  4,109,111
  Cellular roaming                                   3,373,288       1,212,176
  Cellular equipment sales                             139,598         245,400
  Wireline telephone service                         3,574,487       3,259,044
  Fiber service                                        801,953         473,953
  Other                                                170,328         318,454
                                                  ------------    ------------
        Total operating revenue                     14,343,330       9,618,138
                                                  ------------    ------------
OPERATING EXPENSES:
  Cellular service                                   1,813,022         823,721
  Cellular equipment                                   790,435         473,885
  Wireline telephone service                           502,103         428,016
  Fiber service                                         67,207          49,742
  Marketing and selling                              1,577,256         814,533
  General and administrative                         3,997,780       2,357,656
  Depreciation and amortization                      3,596,012       1,733,065
                                                  ------------    ------------
        Total operating expenses                    12,343,815       6,680,618
                                                  ------------    ------------
OPERATING INCOME                                     1,999,515       2,937,520
                                                  ------------    ------------
OTHER INCOME (EXPENSES):
  Interest expense                                  (3,901,925)     (1,084,513)
  Other                                                270,741        (312,179)
                                                  ------------    ------------
        Total other expenses                        (3,631,184)     (1,396,692)
                                                  ------------    ------------
INCOME (LOSS) BEFORE MINORITY INTERESTS IN INCOME
  OF SUBSIDIARIES, INCOME TAXES AND EXTRAORDINARY
  ITEMS                                             (1,631,669)      1,540,828
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES          (242,738)       (159,777)
                                                  ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEMS                               (1,874,407)      1,381,051
INCOME TAX (PROVISION) BENEFIT                          74,976        (490,363)
                                                  ------------    ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS            (1,799,431)        890,688
EXTRAORDINARY EXPENSE, net of income tax benefit
     of $93,887 in 1997, and $287,361 in 1996       (2,403,711)       (542,055)
                                                  ------------    ------------
NET INCOME (LOSS)                                   (4,203,142)        348,633
DIVIDENDS ON PREFERRED STOCK                          (199,056)       (127,473)
                                                  ------------    ------------
NET INCOME (LOSS) APPLICABLE TO COMMON
    STOCKHOLDERS                                  $ (4,402,198)   $    221,160
                                                  ============    ============
NET INCOME (LOSS) APPLICABLE TO COMMON
    STOCKHOLDERS PER COMMON SHARE                 $      (7.68)   $        .46
                                                  ============    ============
WEIGHTED AVERAGE COMMON SHARES AND COMMON
SHARE EQUIVALENTS  OUTSTANDING                         573,152         476,440
                                                  ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

              DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  (Unaudited)
                                 Class A                   Class A                             Treasury
                              PREFERRED STOCK            COMMON STOCK            Paid-in       Stock, at          Retained
                             Shares       Amount      Shares       Amount        Capital          Cost            Deficit
                          ---------    ---------     --------     --------     ----------     ------------     ------------
DECEMBER 31, 1996                                     473,152     $473,152     $5,508,295     $(11,913,000)    $ (3,870,039)
Net loss                          -            -            -            -              -                -       (4,203,142)
Cash dividends declared on
  preferred stock                 -            -            -            -              -                -         (199,056)
Cash dividends declared on
  common stock                    -            -            -            -              -                -       (7,633,620)
Preferred stock dividend          -            -            -            -              -                -       (1,623,329)
Reorganization              100,000     $100,000            -            -              -         (100,000)               -
                           --------     --------     --------     --------     ----------     ------------     ------------
MARCH 31, 1997              100,000     $100,000      473,152     $473,152     $5,508,295     $(12,013,000)    $(17,529,186)
                           ========     ========     ========     ========     ==========     ============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

              DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                              Three months ended March 31,
                                            -------------------------------
                                                 1997              1996
                                            ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by operating activities $  3,845,855       $  4,833,209
                                            ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                        (2,363,168)        (2,597,898)
  Acquisitions of selected cellular systems (155,579,346)       (30,000,000)
  Decrease (increase) in
    receivables - affiliate                      225,152           (399,741)
  Refund of deposits                           6,350,000                  -
  Investments in unconsolidated subsidiaries
    and other                                   (532,610)          (147,364)
                                            ------------       ------------
    Net cash used by investing activities   (151,899,972)       (33,145,003)
                                            ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt               205,250,000         32,765,921
  Repayments of long-term debt                  (265,524)          (264,659)
  Cash dividends                              (7,832,676)          (264,765)
  Issuance of preferred stock                          -         10,000,000
  Purchase of treasury stock                           -         (5,913,000)
  Restricted investments                     (38,639,295)                 -
  Deferred costs                              (9,123,128)        (3,525,625)
                                            ------------       ------------
    Net cash provided by financing
      activities                             149,389,377         32,797,872
                                            ------------       ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS      1,335,260          4,486,078
CASH AND CASH EQUIVALENTS, beginning of
  period                                       1,609,221          1,116,773
                                            ------------       ------------
CASH AND CASH EQUIVALENTS, end of period    $  2,944,481       $  5,602,851
                                            ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            (Unaudited)


The condensed consolidated balance sheets of Dobson Communications Corporation ("DCC") and subsidiaries (collectively with DCC, the "Company") as of March 31, 1997 and December 31, 1996, the condensed consolidated statements of operations for the three months ended March 31, 1997 and 1996, the condensed consolidated statement of stockholders' equity for the three months ended March 31, 1997, and the condensed consolidated statements of cash flows for the three months ended March 31, 1997 and 1996 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented. The condensed balance sheet data at December 31, 1996 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements presented herein should be read in connection with the Company's December 31, 1996 consolidated financial statements included in the Company's Prospectus dated May 14, 1997, as filed with the Securities and Exchange Commission under Rule 424(b) of the Securities Act of 1933.

1.   REORGANIZATION:

DCC was incorporated as an Oklahoma corporation in February 1997. Under an Agreement and Plan of Reorganization effective February 28, 1997, DCC acquired all of the outstanding Class A Common Stock, Class C Common Stock and Class B Convertible Preferred Stock of Dobson Operating Company ("DOC"). In exchange, the holders of the Class A Common Stock and Class B Convertible Preferred Stock of DOC received equivalent shares of stock of DCC. The holders of Class C Common Stock received 100,000 shares of Class A Preferred Stock of DCC. In addition, DCC assumed all DOC outstanding stock options, substituting shares of DCC Class B Common Stock for the DOC stock subject to options. As a result of the reorganization, DCC is the parent company of DOC.

As part of the reorganization, the stock of certain subsidiaries of DOC was
distributed  to  DCC.   DOC  continues  to  be  the holding company for the
Company's cellular, local exchange and wholly-owned fiber subsidiaries.


2.   ACQUISITIONS OF SELECTED CELLULAR SYSTEMS:

RECENT ACQUISITIONS

On March 19, 1996, the Company purchased the FCC cellular licenses for, and certain assets relating to, one RSA located in Kansas and three RSAs and a portion of another RSA located in Missouri for $30 million. The properties (the "Kansas/Missouri Cluster") are located in northeastern
Kansas  and  northwestern   Missouri  near  Kansas  City.

On February 28, 1997, the Company purchased the FCC cellular licenses for, and certain assets relating to, two MSAs and two RSAs located in Maryland and Pennsylvania for $77.7 million. The properties are located immediately outside the Washington/Baltimore metropolitan area.

On March 3, 1997, the Company purchased the FCC cellular license for, and certain assets relating to, the Maryland RSA 2 for $75.8 million. The property is located to the east of the Washington/Baltimore metropolitan area.

The acquisition transactions were accounted for as purchases and, accord-ingly, their results of operations have been included in the accompanying consolidated statements of operations from the respective dates of acquisi-tion. The unaudited pro forma information set forth below includes the first quarter 1997 acquisitions and the 1996 acquisition accounted for as if the purchases occurred at the beginning of the respective periods presented. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time:

                                             THREE MONTHS ENDED MARCH 31,
                                           -------------------------------
                                               1997               1996
                                           -----------         -----------
Operating revenue                          $19,268,000         $14,460,000
Loss before extraordinary items             (4,875,000)         (3,955,000)
Net loss                                    (7,279,000)         (4,406,000)
Net loss applicable to common stockholders  (7,478,000)         (4,624,000)
Net loss applicable to common stockholders
  per common share                              (13.05)              (9.71)


PENDING ACQUISITION

On February 28, 1997, the Company signed a definitive agreement to purchase for $53.1 million a 100% interest in the Gila River Cellular General Partnership (the "Arizona 5 Partnership") which owns the cellular license for Arizona RSA 5 as well as the associated tangible operating assets. Gila River Telecommunications, Inc. ("GRTI") owns 41.95% of Arizona 5 Partnership and Associated Telecommunications and Technologies, Inc, an affiliate of the Company, owns 49% of GRTI. In connection with this acquisition, the Company will loan $5.2 million to one of the current partners which, concurrent with other equity contributions, will acquire a 25% interest in the Arizona 5 Partnership. Upon completion of these transactions, the Company will have paid a net amount of $39.8 million and it will own a 75% interest in the Arizona 5 Partnership.
Regulatory approval of the transaction has been received. Management of the Company expects that this acquisition will close as soon as all closing conditions have been satisfied.

3. LONG-TERM DEBT:

The Company's long-term debt consists of the following:


                                               March 31,      December 31,
                                                  1997            1996
                                             ------------     ------------
Revolving credit facility                    $121,000,000     $ 75,750,000
Senior notes                                  160,000,000                -
                                             ------------     ------------
Mortgage notes payable                         29,479,202       29,744,726
                                             -------------    ------------
          Total debt                         $310,479,202     $105,494,726
Less- Current maturities                        1,210,802        1,190,924
                                             ------------     ------------
          Total long-term debt               $309,268,400     $104,303,802
                                             ============     ============


REVOLVING CREDIT FACILITY

On February 28, 1997, the Company's bank credit agreement was amended and restated to provide the Company with a $200,000,000 revolving credit facility maturing in 2005. Interest on borrowings under the new credit agreement accrue at a variable rate (8.54% at March 31, 1997). Initial proceeds were used to refinance existing indebtedness, finance the 1997 acquisitions described above and for general corporate purposes, including $7.6 million to pay a dividend to holders of its Class A Common Stock. $6.0 million of the dividend was used to repay a loan which had been guaranteed by the Company and approximately $.5 million was used to repay indebtedness owed to the Company with respect to certain legal fees. As a result of the $7.6 million dividend, the holders of Class B Convertible Preferred Stock were entitled to a make-whole dividend of approximately $1.6 million. In lieu of such dividend, the holders of Class B Convertible Preferred Stock were issued 100,000 shares of Class C Preferred Stock, having a liquidation preference of approximately $1.6 million. In connection with the closing of the revolving credit facility, the Company extinguished its then existing credit facility, and recognized a pretax loss of approximately $2.5 million as a result of writing off previously capitalized financing costs associated with the revolving credit facility. This loss has been reflected as an extraordinary item, net of tax, in the Company's statement of operations for the three months ended March 31, 1997.

SENIOR NOTES

On February 28, 1997, the company issued $160,000,000 of 11.75% Senior Notes maturing in 2007 to finance the 1997 acquisitions described above and approximately $38.3 million placed in an escrow account and which will be used to pay the first four semi-annual interest payments on the notes, which begin on October 15, 1997. Amounts in the escrow account are reflected as "restricted investments" in the Company's balance sheet. The senior notes are redeemable at the option of the Company in whole or in part, on or after April 15, 2002, initially at 105.875%. Prior to April 15, 2000, the Company may redeem up to 35% of the principal amount of the senior notes at 111.750% with proceeds from sales of stock, provided that after any such redemption at least $104 million remains outstanding. On June 16, 1997, the Company completed an offer to exchange all of the outstanding senior notes for substantially identical notes registered under the Securities Act of 1933.

4.   TAXES:

The income tax benefit for the three months ended March 31, 1997 differs from amounts computed at the statutory rate due primarily to net operating losses for which no benefit has been recognized.

5.   EARNINGS PER COMMON SHARE:

For purposes of calculating reported weighted average number of common and common equivalent shares outstanding, shares of convertible Class B Preferred Stock issued on March 19, 1996 are considered common equivalent shares outstanding.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No.
128"). SFAS No. 128 specifies the computation, presentation, and disclosure requirements of earnings per share and supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share. Basic earnings per share, which excludes the impact of common stock equivalents will replace primary earnings per share. Diluted earnings per share, which utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining common stock equivalents, will replace fully-diluted earnings per share. SFAS No. 128 will be effective for both interim and annual periods ending after December 15, 1997. The following pro forma earnings per common share information assumes SFAS No. 128 was adopted in 1996:

                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                                 1997              1996
Reported:
  Primary net income (loss) applicable to
    common shareholders per common share        $     (7.68)      $     0.46
  Weighted average number of common and
    common equivalent shares outstanding            573,152          476,440
Pro forma:
  Basic net income (loss) per common share      $     (9.30)      $     0.47
  Basic weighted average shares                     473,152          473,152
  Diluted net income (loss) pet common share    $     (7.68)      $     0.46
  Diluted weighted average shares                   573,152          476,440



6.   SUBSEQUENT EVENTS:

In April 1997, the Company was granted PCS licenses for nine markets, adjacent to and overlapping the Company's existing cellular footprint, in the FCC "F" Block auction. The aggregate bid for these licenses was $5.1 million after a 15% discount. The Company has paid 20% of the winning bid amount. The balance will be financed by the U.S. Government at the U.S. Treasury ten-year rate. The obligations will be due in quarterly installments over an eight year amortization beginning in 1999.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Dobson Communications Corporation (the "Company"), through its subsidiaries, provides diversified telecommunication products and services. The Company currently provides rural cellular telephone services in Oklahoma and Texas (the "Oklahoma/Texas Cluster"), in Kansas and Missouri (the "Kansas/Missouri Cluster") and in Maryland and Pennsylvania (the "Maryland Cluster"). Upon consummation of the pending acquisition described below, the Company will also own and operate a cellular system in Arizona. The Company also owns interests in, and operates, regional fiberoptic transmission networks in Oklahoma, Texas and Colorado, and owns and operates local telephone exchanges in Oklahoma, and intends to resell local, long distance and wireless services in Oklahoma.

RECENT EVENTS

On February 28, 1997, the Company purchased the FCC cellular licenses for, and certain assets relating to, two MSAs and two RSAs located in Maryland and Pennsylvania for $77.7 million. The properties are located immediately outside the Washington/Baltimore metropolitan area. On March 3, 1997, the Company purchased the FCC cellular license for, and certain assets relating to, Maryland RSA 2 for $75.8 million. The property is located to the east of the Washington/Baltimore metropolitan area.

On February 28, 1997, the Company signed a definitive agreement to purchase for $53.1 million a 100% interest in the Gila River Cellular General Partnership (the "Arizona 5 Partnership"), which owns the cellular license for Arizona RSA 5 as well as the associated tangible operating assets. Certain affiliates of the Company indirectly own a 20.6% interest in the Arizona 5 Partnership and will receive approximately $9.5 million in connection with the acquisition. In addition, the Company will loan $5.2 million to one of the current partners which will acquire a 25% interest in the Arizona 5 Partnership. Upon completion of these transactions, the Company will have paid a net amount of $39.8 million and will own a 75% interest in the Arizona 5 Partnership. The closing is subject to certain regulatory approvals and the satisfaction of certain closing conditions.

On February 28, 1997, the Company's bank credit agreement was amended and restated to provide the Company with a $200 million revolving credit facility maturing in 2005 (the "Bank Facility"). Interest on borrowings under the Bank Facility accrue at a variable rate (8.54% at March 31,
1997). Initial loan proceeds were used to refinance existing indebtedness, finance the Maryland Cluster acquisitions described above and for general corporate purposes, including the payment of a $7.6 million dividend to holders of the Company's Class A Common Stock. The principal stockholder used $6.0 million of the dividend to repay a loan which had been guaranteed by the Company and approximately $.5 million to repay indebtedness owed to the Company with respect to certain legal fees. As a result of the $7.6 million dividend, the holders of Class B Convertible Preferred Stock were issued 100,000 shares of Class C Preferred Stock, having a liquidation preference of approximately $1.6 million. In connection with the closing of the Bank Facility, the Company extinguished its then existing credit facility. The Company will finance the Arizona 5 Partnership acquisition with borrowings under the Bank Facility.

On February 28, 1997, the Company issued pursuant to a private offering $160 million of 11.75% Senior Notes maturing in 2007 and used the net proceeds ($155.2 million) to finance the acquisitions described above ($116.9 million) and to purchase securities ($38.3 million) which have been pledged and escrowed to secure payment of the first four semi-annual interest payments on the notes, which begin on October 15, 1997. Except for the first four interest payments, the senior notes are unsecured obligations of the Company, redeemable at the option of the Company, in whole or in part, on or after April 15, 2002 at 105.875% of the principal amount outstanding, declining ratably to 100% on or after April 15, 2004, plus accrued interest. In addition, at any time prior to April 15, 2000, the Company may redeem up to 35% of the aggregate principal amount with the net proceeds of sales of capital stock of the Company at 111.750% of principal amount, plus accrued interest; provided that after any such redemption at least $104 million aggregate principal amount remains out-standing.

On June 16, 1997, the Company completed an offer to exchange all of the outstanding senior notes for substantially identical notes registered under the Securities Act of 1933.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the period-to-period change in dollars and percent for the various Condensed Consolidated Statements of Operations line items:

                                               Period-to-Period
                                                Change for the
                                              Three Months Ended
                                                   March 31,
                                                 1997 and 1996
                                              Increase/(Decrease)
                                          --------------------------
Operating Revenue:
    Cellular service                      $  2,174,565        52.9%
    Cellular roaming                         2,161,112       178.3%
    Cellular equipment sales                  (105,802)      (43.1)%
    Wireline telephone service                 315,443         9.7%
    Fiber service                              328,000        69.2%
    Other                                     (148,126)      (46.5)%
                                          ------------    --------
          Total operating revenue            4,725,192        49.1%
                                          ------------    --------
Operating Expenses:
    Cellular service                           989,301       120.1%
    Cellular equipment                         316,550        66.8%
    Wireline telephone service                  74,087        17.3%
    Fiber service                               17,465        35.1%
    Marketing and selling                      762,723        93.6%
    General and administrative               1,640,124        69.6%
    Depreciation and amortization            1,862,947       107.5%
                                          ------------    --------
          Total operating expenses           5,663,197        84.8%
                                          ------------    --------
Operating income                              (938,005)      (31.9)%
                                          ------------    --------
Other income (expenses):
    Interest expense                         2,817,412       259.8%
    Other                                      582,920       186.7%
                                          ------------    --------
          Total other expenses               2,234,492       160.0%
                                          ------------    --------
Income (loss) before minority interests
  in income of subsidiaries, income taxes
  and extraordinary items                   (3,172,497)     (205.9)%
Minority interests in income of subsidiaries    82,961        51.9%
                                          ------------    --------
Income (loss) before income taxes and
  extraordinary items                       (3,255,458)     (235.7)%
Income tax (provision) benefit                 565,339       115.3%
                                          ------------    --------
Income (loss) before extraordinary items    (2,690,119)     (302.0)%
Extraordinary expense, net of income
  tax benefit                               (1,861,656)     (343.4)%
                                          ------------    --------
Net income (loss)                         $ (4,551,775)   (1,305.6)%
                                          ============    ========


OPERATING REVENUE.   For  the  three  months  ended  March  31, 1997, total
operating revenue increased $4.7 million, or 49.1%, to $14.3 million from $9.6 million for the comparable period in 1996.

CELLULAR. The Company's operating revenue from its cellular operations (service, roaming, and equipment) increased $4.2 million in the first quarter of 1997 compared to 1996. Cellular service revenue increased $2.2 million, or 52.9%, to $6.3 million in 1997 from $4.1 million in 1996. Of the increase, $1.8 million was attributable to the acquisition of the Maryland Cluster in 1997 and the inclusion of the operations of the Kansas/Missouri Cluster, which was acquired March 19, 1996, for all of 1997. The remaining $.4 million was primarily attributable to increased penetration and usage in the Oklahoma/Texas Cluster. The Company's cellular subscriber base increased 165.0% to 78,852 at March 31, 1997, from 29,753 at March 31, 1996. 42,608 subscribers were added as a result of the acquisition of the Maryland Cluster. However, the Company's average monthly cellular service revenue per subscriber decreased 13.6% to $42.51 for the three months ended March 31, 1997 from $49.22 for the comparable period in 1996 due to competitive market pressures and the addition of new lower rate subscribers in the Maryland Cluster. At the date of acquisition, the average monthly cellular service revenue per subscriber for the businesses now making up the Company's Maryland Cluster was approximately $36. Cellular roaming revenue increased $2.1 million, or 178.3%, to $3.3 million in 1997 from $1.2 million in 1996. Of the increase, $1.6 million was attributable to the acquisition of the Maryland Cluster in 1997 and the inclusion of the operations of the Kansas/Missouri Cluster, which was acquired on March 19, 1996, for all of the first quarter of 1997. The remaining $.5 million was primarily attributable to increased roaming minutes in the Oklahoma/Texas Cluster. Cellular equipment sales of $.1 million in 1997 represented a slight decrease from 1996. Although the Company sold more equipment during the first quarter of 1997, the Company increased its use of discounted equipment and free phone promotions with the signing of one-year service contracts.

 WIRELINE. Wireline operations revenue increased $.3 million, or 9.7%, to $3.6 million for the three months ended March 31, 1997 compared to $3.3 million for the same period in 1996 due primarily to an increase in toll charges and a slight increase in the number of access lines.

 FIBER. The Company's revenue from its fiber operations increased $.3 million, or 69.2%, to $.8 million in the first quarter of 1997 from $.5 million in 1996 primarily as a result of an increase in the number of fiber lines, bringing the total lines leased to an equivalent of 48 DS3s at March 31, 1997.

 OTHER. For the three months ended March 31, 1997 and 1996, other income of $.2 million and $.3 million, respectively, included rental revenue for the use of Company-owned facilities, interest on loans to Company employees and affiliates, management fees from affiliates and revenue from telemarketing and other telecommunications services such as internet and voice mail.

COST OF SERVICE AND EQUIPMENT SALES. For the three month period ended March 31 1997, the total cost of service and equipment sales increased $1.4 million, or 78.7%, to $3.2 million from $1.8 million for the comparable period in 1996.

CELLULAR. Cost of cellular service increased $1.0 million, or 120.1% to $1.8 million during the three months ended March 31, 1997 from the same period in 1996. Of the increase $.8 million was attributable to the acquisition of the Maryland Cluster in 1997 and the inclusion of the operations of the Kansas/Missouri Cluster, which was acquired March 19, 1996, for all of 1997. The remaining $.2 million was primarily attributable to increased subscribers and minutes of use in the Oklahoma/Texas Cluster. Cost of cellular equipment increased $.3 million in 1997 primarily from increases in the volume of equipment sold due to the growth in subscribers.

WIRELINE. Cost of wireline telephone service increased $.1 million, or 17.3%, to $.5 million in 1997 from $.4 million in 1996. The increase was a result of increased maintenance costs of wireline plant and costs associated with continued customer growth.

FIBER.  Cost of fiber service remained fairly constant for the period.

MARKETING AND SELLING COSTS. Marketing and selling costs increased $.8 million, or 93.6%, to $1.6 million in the first quarter of 1997 from $.8 million in 1996. The increase was primarily due to the higher level of cellular subscribers added period to period. Gross cellular subscribers added in the first quarter of 1997 was 4,802 with the Maryland Cluster making up 1,409 of the gross cellular subscribers added since its acquisition. The number of gross cellular subscribers added in the first quarter of 1996 was 2,186.

GENERAL AND ADMINISTRATIVE COSTS. For the three month period ended March 31, 1997, general and administrative costs increased $1.6 million, or
69.6%, to $4.0  million  from  $2.4  million  for  1996.  The  increase was primarily due to increased billing costs as a result of the growth in cellular subscribers, the acquisition of the Maryland Cluster, the inclusion of the Kansas/Missouri Cluster for all of 1997, and increased salary costs resulting from additional personnel in the Company's cellular and fiber operations.

DEPRECIATION AND AMORTIZATION EXPENSE. For the three month period ended March 31, 1997, depreciation and amortization expense increased $1.9 million to $3.6 million from $1.7 million in 1996. Approximately $1.7 million of the increase was the result of the amortization of assets acquired in the Maryland and Kansas/Missouri Clusters, with the remainder due primarily to an increase in equipment in the Company's cellular, wireline and fiber businesses.

INTEREST EXPENSE. For the first quarter of 1997, interest expense increased $2.8 million to $3.9 million from $1.1 million in the comparable period of 1996. The increase was primarily a result of increased borrowings to finance the Maryland Cluster acquisition.

EXTRAORDINARY EXPENSE. In the first quarter of 1997 and 1996, the Company incurred a pretax loss of approximately $2.5 million and $.8 million, respectively, as a result of writing off previously capitalized financing costs associated with a revolving credit facility that was refinanced in February 1997 and March 1996.

LIQUIDITY AND CAPITAL RESOURCES

The cellular telephone business requires substantial capital to acquire, construct, and expand cellular telephone systems and to fund operating requirements. The Company historically has financed its acquisitions and other capital needs through vendor financing, bank debt and proceeds from the sale of debt and equity. The Company's wireline business has historically been financed through government loans. During the first quarter of 1997, the Company established a $200 million reducing revolving bank credit facility maturing in 2005 and issued $160 million of 11.75% Senior Notes due 2007 pursuant to a private offering. See "- Recent Events."

At March 31, 1997, the Company had working capital of $14.8 million (ratio of current assets to current liabilities of 2.1:1) and a cash balance of $2.9 million, which compares to working capital of $11.0 million (a ratio of current assets to current liabilities of 2.2:1) and a cash balance of $1.6 million at December 31, 1996. The Company's net cash provided by operating activities for the three month periods ended March 31, 1997 and 1996 was $3.8 million and $4.8 million, respectively. The net cash provided by operating activities in 1997 primarily relates to net changes in current assets and liabilities and depreciation and amortization, offset by the Company's first quarter net loss. The increase in net cash used in investing activities and net cash provided by financing activities from 1997 to 1996 is primarily the result of the Company's acquisition of cellular systems in the Maryland Cluster which was financed through the issuance of additional long-term debt.

In April 1997, the Company entered into an interest rate hedge agreement to hedge the Company's interest expense on $160 million of its indebtedness under the Bank Facility. The agreement provides for a rate cap of 8% terminating on the earlier of April 24, 2000 or the date an option to enter into an interest rate swap transaction is exercised. Under the swap agreement, the interest rate would be fixed at 6.13% or a floating LIBOR rate, terminating on April 24, 2002.

The Company's capital expenditures (excluding cost of acquisitions) were $2.4 million for the three month period ended March 31, 1997 and the Company expects its capital expenditures (excluding cost of acquisitions) to be approximately $19 million for 1997. Capital expenditures for its cellular operations include buildout of new cell sites and new store locations. Fiber operations capital expenditures will be for electronics to increase capacity and the Company expects to invest only maintenance capital for its wireline operations. The Company also expects to invest approximately $4.9 million in high capacity switches and other communications equipment in 1997 for use in its business to resell local, long-distance and wireless services in Oklahoma City and Tulsa, and in its wireline operations.

In April 1997, the Company was granted PCS licenses in nine markets adjacent to and overlapping the Company's existing cellular footprint. The aggregate bid for these licenses was $5.1 million after a discount of 15%. The Company has paid 20% of the net winning bid amount and has financed the balance with the government at the U.S. Treasury rate for ten-year obligations with a quarterly amortization over eight years beginning in 1999. The Company is required to build out systems covering 25% of the licensed population by 2002. The Company currently anticipates that the cost to build out the minimum PCS system will be $10 million to $30 million. The actual amount of expenditures will depend on the PCS technology selected by the Company, the extent of the Company's buildout, the costs at the time of buildout and the extent the Company must relocate incumbent microwave licensees.

The amount and timing of capital expenditures may vary depending on the rate at which the Company expands and develops its cellular systems, whether the Company consummates additional acquisitions, the rate at which the Company builds out a PCS system and whether the Company expands its fiberoptic network or local exchange operations.

Although there can be no assurance, management believes the proceeds available from the Bank Facility, together with cash on hand, and cash flow from operations will be sufficient to fund the pending acquisition of the Arizona 5 Partnership, the Company's capital expenditures and its working capital and debt service requirements. At March 31, 1997, the Company had approximately $79.0 million of funds available under the Bank Facility. The Company may require additional financing for future acquisitions and to meet the required PCS buildout. Sources of additional capital may include cash flows from operations and public or private debt or equity financings. There can be no assurance that any additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company and within the limitations contained in the Company's financing arrangements. The successful implementation of the Company's strategy, including the further development of its cellular systems and significant and sustained growth in the Company's cash flows, is necessary for the Company to meet its debt service requirements.

The Company is a holding company with no direct operations and no significant assets other than the stock of its subsidiaries. The Company is dependent on the cash flows of its subsidiaries to meet its obligations, including the payment of interest and principal on the Senior Notes (except with respect to the first four interest payments for which provision has been made). The Bank Facility contains certain restrictions on the ability of the Company's primary subsidiary to distribute funds to the Company. The indenture under which the Senior Notes were issued and the Bank Facility impose certain limits on the ability of the Company to, among other things, incur additional indebtedness.

FORWARD-LOOKING STATEMENTS

The description of the Company's capital expenditure plans set forth above are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. The important factors that could cause actual capital expenditures or the Company's performance to differ materially from the plans include, without limitation, the Company's continued ability to satisfy the financial covenants of the Bank Facility; the Company's ability to manage its rapid growth successfully and to compete effectively in its cellular, fiber and resale businesses against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than those of the Company; and adverse regulatory changes. For further information regarding these and other risk factors, see "Risk Factors" and "Business" in the Company's Prospectus dated May 14, 1997 filed with the Securities and Exchange Commission under Rule 424(b) of the Securities Act of 1933.



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

-    Not applicable


                    PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

-    Not applicable

ITEM 2.   CHANGES IN SECURITIES

-    Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

-    Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

-    Not applicable

ITEM 5.   OTHER INFORMATION

-    Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          The following exhibits are filed as a part of this report:

     EXHIBIT NUMBER        DESCRIPTION

          3.1         -    Registrant's Amended and Restated Certificate of
                           Incorporation.

          3.2         -    Registrant's  Bylaws.   Incorporated  herein  by
                           reference   to  Exhibit  3.2   to   Registrant's
                           registration  statement  on  Form  S-4 (No. 333-
                           23769).

          4.1         -    Second  Amended  and  Restated  Credit Agreement
                           dated February 28, 1997, as amended by Amendment
                           No.  1 thereto dated April 22, 1997,  among  the
                           Registrant,   Dobson   Operating   Company   and
                           CoreStates Bank, N.A., First Union National Bank
                           of  North  Carolina,  Nationsbank of Texas, N.A.
                           and    the    other   banks   listed    therein.
                           Incorporated herein by reference to Exhibits 4.1 and 4.1.1 to Registrant's registration statement on Form S-4 (No. 333-23769).

          4.2         -    Telephone Loan  Contract dated as of November 7,
                           1958 between Dobson  Telephone Company, Inc. and
                           United States of America.   Incorporated  herein
                           by reference to Exhibit 4.2 to Registrant's registration statement on Form S-4 (No. 333-
                           23769).

          4.3         -    Telephone Loan Contract dated  as  of  March 19,
                           1956 between McLoud Telephone Company and United
                           States  of  America.   Incorporated  herein   by
                           reference   to   Exhibit   4.3  to  Registrant's
                           registration  statement on Form  S-4  (No.  333-
                           23769).

          4.4         -    Telephone Loan  Contract  Amendment  dated as of
                           January   15,   1993  between  Dobson  Telephone
                           Company, Inc., Rural  Telephone  Bank and United
                           States  of  America.   Incorporated  herein   by
                           reference   to   Exhibit   4.4  to  Registrant's
                           registration  statement on Form  S-4  (No.  333-
                           23769).

          4.5         -    Restated  Mortgage,   Security   Agreement   and
                           Financing  Statement  dated  as  of May 15, 1993
                           between  Dobson  Telephone  Company  and  United
                           States  of  America.   Incorporated  herein   by
                           reference   to   Exhibit   4.5  to  Registrant's
                           registration  statement on Form  S-4  (No.  333-
                           23769).

          4.6         -    Indenture dated  as of February 28, 1997 between
                           the Registrant, as  Issuer,  and  United  States
                           Trust   Company   of   New   York,  as  Trustee.
                           Incorporated herein by reference to Exhibit 4.6 to Registrant's registration statement on Form
                           S-4 (No. 333-23769).

          4.7         -    Registration Rights Agreement dated February 25,
                           1997 between the Registrant and Morgan Stanley &
                           Co.    Incorporated,    Alex.   Brown   &   Sons
                           Incorporated, First Union  Capital Markets Corp.
                           and    NationsBanc    Capital   Markets,    Inc.
                           Incorporated herein by reference to Exhibit 4.8 to Registrant's registration statement on Form
                           S-4 (No. 333-23769).

          4.8         -    Escrow and Security Agreement dated February 28,
                           1997  among  the  Registrant,  as  Pledgor,  and
                           Morgan Stanley & Co. Incorporated, Alex. Brown &
                           Sons  Incorporated,  First Union Capital Markets
                           Corp. and NationsBanc  Capital Markets, Inc., as
                           Placement  Agents,  and  United   States   Trust
                           Company  of  New York, as Trustee.  Incorporated
                           herein   by  reference   to   Exhibit   4.9   to
                           Registrant's  registration statement on Form S-4
                           (No. 333-23769).

          10.1<F1>    -    Registrant's    1996    Stock    Option    Plan.
                           Incorporated herein by reference to Exhibit 10.1 to Registrant's registration statement on Form
                           S-4 (No. 333-23769).

          10.2.1      -    Promissory  Note  dated February 10, 1997 of  G.
                           Edward Evans in the  amount of $300,000 in favor
                           of    Western    Financial    Services     Corp.
                           Incorporated  herein  by  reference  to  Exhibit
                           10.2.1 to Registrant's registration statement on Form S-4 (No. 333-23769).

          10.2.2      -    Promissory  Note dated March 19, 1996 of Everett
                           R. Dobson in  the  amount of $1,400,000 in favor
                           of  Dobson  Operating   Company.    Incorporated
                           herein   by  reference  to  Exhibit  10.2.2   to
                           Registrant's  registration statement on Form S-4
                           (No. 333-23769).

          10.2.3      -    Promissory Note  dated March 15, 1997 of Russell
                           L. Dobson in the amount  of $297,179.33 in favor
                           of    Western    Financial    Services     Corp.
                           Incorporated  herein  by  reference  to  Exhibit
                           10.2.3 to Registrant's registration statement on Form S-4 (No. 333-23769).

          10.2.4      -    Promissory  Note  dated  December  31,  1996  of
                           Russell  L.  Dobson  in the amount of $12,908 in
                           favor  of  Western  Financial   Services   Corp.
                           Incorporated  herein  by  reference  to  Exhibit
                           10.2.4 to Registrant's registration statement on Form S-4 (No. 333-23769).

          10.2.5      -    Promissory  Note dated March 15, 1997 of Russell
                           L. Dobson in  the amount of $116,163.78 in favor
                           of    Western    Financial     Services    Corp.
                           Incorporated  herein  by  reference  to  Exhibit
                           10.2.5 to Registrant's registration statement on Form S-4 (No. 333-23769).

          10.2.6      -    Promissory  Note  dated  December  31,  1996  of
                           Everett R. Dobson in the amount  of  $339,884.26
                           in  favor  of  Western Financial Services  Corp.
                           Incorporated  herein  by  reference  to  Exhibit
                           10.2.6 to Registrant's registration statement on Form S-4 (No. 333-23769).

          10.2.7      -    Lease Agreement  dated  July  17,  1995  between
                           WillRuss  Limited  Liability Company and Western
                           Financial Services Corp. Incorporated herein by reference to Exhibit 10.2.7 to Registrant's registration statement on Form S-4 (No. 333-
                           23769).

          10.2.8      -    Promissory  Note  dated  December  31,  1996  of
                           Associated  Telecommunications and Technologies,
                           Inc. (ATTI) in  the  amount  of  $263,494.78  in
                           favor   of   Western  Financial  Services  Corp.
                           Incorporated  herein  by  reference  to  Exhibit
                           10.2.8 to Registrant's registration statement on Form S-4 (No. 333-23769).

          10.2.9      -    Promissory  Note  dated  December  31,  1996  of
                           National Telecommunications  Technologies,  Inc.
                           (Natelco)  in the amount of $307,050.30 in favor
                           of    Western    Financial     Services    Corp.
                           Incorporated  herein  by  reference  to  Exhibit
                           10.2.9 to Registrant's registration statement on Form S-4 (No. 333-23769).

          10.3.1<F1>  -    Letter dated December 26, 1996  from  Registrant
                           to   G.   Edward   Evans  describing  employment
                           arrangement. Incorporated herein by reference to Exhibit 10.3.1 to Registrant's registration statement on Form S-4 (No. 333-23769).

          10.3.2<F1>  -    Letter dated June  3,  1996  from  Registrant to
                           Bruce    Knooihuizen    describing    employment
                           arrangement.   Incorporated  herein by reference
                           to Exhibit 10.3.2 to Registrant's registration statement on Form S-4 (No. 333-23769).

          10.3.3<F1>  -    Letter  dated October 15, 1996 from Fleet Equity
                           Partners to Justin Jaschke regarding director compensation. Incorporated herein by reference to Exhibit 10.3.3 to Registrant's registration statement on Form S-4 (No. 333-23769).

          10.4.1      -    Agreement  for  DS-3  service dated December 16,
                           1993  between  Dobson  Fiber   Company  and  NTS
                           Communications,  Inc.   Incorporated  herein  by
                           reference to Exhibit 10.4.1 to Registrant's registration statement on Form S-4 (No. 333-
                           23769).

          10.4.2      -    North   American   Cellular   Network   Services
                           Agreement dated August 26, 1992 by and between North American Cellular Network, Inc. and Dobson
                           Cellular, Inc. Incorporated herein by reference to Exhibit 10.4.2 to Registrant's registration statement on Form S-4 (No. 333-23769).

          10.4.3      -    Trademark  Sublicense  Agreement dated  February
                           28, 1997 between WMC Partners  L.P.  and  Dobson
                           Cellular   of   Arizona,  Inc.  and  Registrant.
                           Incorporated  herein  by  reference  to  Exhibit
                           10.4.3 to Registrant's registration statement on Form S-4 (No. 333-23769).

          10.4.4      -    Affiliation Agreement dated February 28, 1997 by
                           and between Registrant  and  Dobson  Cellular of
                           Arizona,    Inc.    and    WMC   Partners   L.P.
                           Incorporated  herein  by  reference  to  Exhibit
                           10.4.4 to Registrant's registration statement on Form S-4 (No. 333-23769).

          10.4.5      -    Form of Cellular One License  Agreement  between
                           Cellular One Group and Dobson Cellular of  Enid,
                           Inc.,  Dobson  Cellular  of  Woodward,  Inc. and
                           Dobson   Cellular   of   Kansas/Missouri,   Inc.
                           Incorporated  herein  by  reference  to  Exhibit
                           10.4.5 to Registrant's registration statement on Form S-4 (No. 333-23769).

          10.5.1      -    Asset  Purchase  Agreement  dated as of November
                           19, 1996, as amended by Amendment  No. 1 thereto
                           effective  as of January 17, 1997 and  Amendment
                           No. 2 thereto  dated  February  6,  1997,  among
                           Horizon Cellular Telephone Company of Hagerstown
                           L.P., Cumberland Cellular Partnership and Dobson
                           Cellular of Maryland, Inc., and Dobson Operating
                           Company.   Incorporated  herein  by reference to
                           Exhibit   10.5.1  to  Registrant's  registration
                           statement on Form S-4 (No. 333-23769).

          10.5.2      -    Asset Purchase  Agreement  dated  September  25,
                           1996   among  Maryland  Wireless  Communications
                           L.P.,  Wendy  C.  Coleman,  Dobson  Cellular  of
                           Maryland,  Inc.  and  Dobson  Operating Company.
                           Incorporated  herein  by  reference  to  Exhibit
                           10.5.2 to Registrant's registration statement on Form S-4 (No. 333-23769).

          10.5.3      -    Purchase Agreement dated February 28, 1997 among
                           Aztel, Inc., Gila River Communications, Inc., US
                           West,  New  Vector  Group, Inc.,  Tohono  Oldham
                           Utility  Authority  and   Dobson   Cellular   of
                           Arizona, Inc. Incorporated herein by reference to Exhibit 10.5.3 to Registrant's registration statement on Form S-4 (No. 333-23769).

          10.6.1      -    Securities Purchase Agreement  dated as of March
                           19, 1996, as amended by Amendment  No. 1 thereto
                           dated as of February 25, 1997, among Registrant,
                           Dobson Operating Company, Fleet Equity  Partners
                           VI,  L.P.,  Fleet  Venture Resources, Inc.,  and
                           Kennedy Plaza Partners.   Incorporated herein by
                           reference to Exhibits 10.6.1 and 10.6.2 to Registrant's registration statement on Form S-4
                           (No. 333-23769).

          10.6.2      -    Shareholders' Agreement dated as of February 26,
                           1997    between   the   Registrant    and    its
                           shareholders.   Incorporated herein by reference
                           to Exhibit 10.6.3 to Registrant's registration statement on Form S-4 (No. 333-23769).

          10.6.3      -    Option  Agreement dated as  of  March  19,  1996
                           among Dobson  Operating  Company,  Kennedy Plaza
                           Partners,  Fleet  Venture  Resources,  Inc.  and
                           Fleet  Equity  Partners  VI,  L.P.  Incorporated
                           herein  by  reference  to  Exhibit   10.6.4   to
                           Registrant's  registration statement on Form S-4
                           (No. 333-23769).

          21          -    Subsidiaries.   Incorporated herein by reference
                           to  Exhibit  21  to   Registrant's  registration
                           statement on Form S-4 (No. 333-23769).

          27          -    Financial Data Schedule

___________________

<F1>   Management contract or compensatory plan or arrangement.



(b)       Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  June 20, 1997                 Dobson Communications Corporation
                                     (registrant)


                                     EVERETT R. DOBSON
                                     Everett R. Dobson
                                     Chairman of the Board, President and
                                     Chief Executive Officer


Date:  June 20, 1997                 BRUCE R. KNOOIHUIZEN
                                     Bruce R. Knooihuizen
                                     Vice President and Chief Financial
                                     Officer (principal financial
                                     officer)

                           INDEX TO EXHIBITS

Exhibit No.                                        Method of Filing
-----------                                        ----------------
    3.1         Registrant's Amended and Restated  Filed herewith electronically
                Certificate of Incorporation.

    3.2         Registrant's  Bylaws.              Incorporated herein by
                                                   reference

    4.1         Second Amended and Restated        Incorporated herein by
                Credit Agreement dated February    reference
                28, 1997, as amended by Amendment
                No. 1 thereto dated April 22, 1997,
                among the Registrant, Dobson
                Operating Company and CoreStates
                Bank, N.A., First Union National
                Bank of North Carolina, Nationsbank
                of Texas, N.A. and the other banks
                listed therein.

    4.2         Telephone Loan Contract dated as   Incorporated herein by
                of November 7, 1958 between Dobson reference
                Telephone Company, Inc. and
                United States of America.

    4.3         Telephone Loan Contract dated as   Incorporated herein by
                of March 19, 1956 between McLoud   reference
                Telephone Company and United
                States of America.

    4.4         Telephone Loan Contract Amendment  Incorporated herein by
                dated as of January 15, 1993       reference
                between Dobson Telephone Company,
                Inc., Rural Telephone Bank and
                United States of America.

    4.5         Restated Mortgage, Security        Incorporated herein by
                Agreement and Financing Statement  reference
                dated as of May 15, 1993 between
                Dobson Telephone Company and United
                States of America.

    4.6         Indenture dated as of February 28, Incorporated herein by
                1997 between the Registrant, as    reference
                Issuer, and United States Trust
                Company of New York, as Trustee.

    4.7         Registration Rights Agreement      Incorporated herein by
                dated February 25, 1997 between    reference
                the Registrant and Morgan Stanley &
                Co. Incorporated, Alex. Brown &
                Sons

    4.8         Escrow and Security Agreement      Incorporated herein by
                dated February 28, 1997 among      reference
                the Registrant, as Pledgor, and
                Morgan Stanley & Co. Incorporated,
                Alex. Brown & Sons Incorporated,
                First Union Capital Markets
                Corp. and NationsBanc Capital
                Markets, Inc., as Placement Agents,
                and United States Trust Company
                of New York, as Trustee.

    10.1        Registrant's 1996 Stock Option     Incorporated herein by
                Plan.                              reference

    10.2.1      Promissory Note dated February     Incorporated herein by
                10, 1997 of G. Edward Evans in     reference
                the amount of $300,000 in favor
                of Western Financial Services Corp.

    10.2.2      Promissory Note dated March 19,    Incorporated herein by
                1996 of Everett R. Dobson in the   reference
                amount of $1,400,000 in favor
                of Dobson Operating Company.

    10.2.3      Promissory Note dated March 15,    Incorporated herein by
                1997 of Russell L. Dobson in the   reference
                amount of $297,179.33 in favor
                of Western Financial Services Corp.

    10.2.4      Promissory Note dated December 31,  Incorporated herein by
                1996 of Russell L. Dobson in the    reference
                amount of $12,908 in favor of
                Western Financial Services Corp.

    10.2.5      Promissory Note dated March 15,     Incorporated herein by
                1997 of Russell L. Dobson in        reference
                the amount of $116,163.78 in favor
                of Western Financial Services Corp.

    10.2.6      Promissory Note dated December 31,  Incorporated herein by
                1996 of Everett R. Dobson in the    reference
                amount of $339,884.26 in favor of
                Western Financial Services Corp.

    10.2.7      Lease Agreement dated July 17,      Incorporated herein by
                1995 between WillRuss Limited       reference
                Liability Company and Western
                Financial Services Corp.

    10.2.8      Promissory Note dated December 31,  Incorporated herein by
                1996 of Associated Telecommunica-   reference
                tions and Technologies, Inc. (ATTI)
                in the amount of $263,494.78 in
                favor of Western Financial Services
                Corp.

    10.2.9      Promissory Note dated December 31,  Incorporated herein by
                1996 of National Telecommunications reference
                Technologies, Inc. (Natelco) in
                the amount of $307,050.30 in favor
                of Western Financial Services Corp.

    10.3.1      Letter dated December 26, 1996 from Incorporated herein by
                Registrant to G. Edward Evans       reference
                describing employment arrangement.

    10.3.2      Letter dated June 3, 1996 from      Incorporated herein by
                Registrant to Bruce Knooihuizen     reference
                describing employment arrangement.

    10.3.3      Letter dated October 15, 1996       Incorporated herein by
                from Fleet Equity Partners to       reference
                Justin Jaschke regarding director
                compensation.

    10.4.1      Agreement for DS-3 service dated    Incorporated herein by
                December 16, 1993 between Dobson    reference
                Fiber Company and NTS Communications,
                Inc.

    10.4.2      North American Cellular Network     Incorporated herein by
                Services Agreement dated August 26, reference
                1992 by and between North American
                Cellular Network, Inc. and Dobson
                Cellular, Inc.

    10.4.3      Trademark Sublicense Agreement      Incorporated herein by
                dated February 28, 1997 between     reference
                WMC Partners L.P. and Dobson
                Cellular of Arizona,Inc. and
                Registrant.

    10.4.4      Affiliation Agreement dated         Incorporated herein by
                February 28, 1997 by and between    reference
                Registrant and Dobson Cellular of
                Arizona, Inc. and WMC Partners L.P.

    10.4.5      Form of Cellular One License        Incorporated herein by
                Agreement between Cellular One      reference
                Group and Dobson Cellular of Enid,
                Inc., Dobson Cellular of Woodward,
                Inc. and Dobson Cellular of Kansas/
                Missouri, Inc.

    10.5.1      Asset Purchase Agreement dated as   Incorporated herein by
                of November 19, 1996, as amended    reference
                by Amendment No. 1 thereto
                effective as of January 17, 1997
                and Amendment No. 2 thereto dated
                February 6, 1997, among Horizon
                Cellular Telephone Company of
                Hagerstown L.P., Cumberland
                Cellular Partnership and Dobson
                Cellular of Maryland, Inc., and Dobson
                Operating Company.

    10.5.2      Asset Purchase Agreement dated      Incorporated herein by
                September 25, 1996 among Maryland   reference
                Wireless Communications L.P.,
                Wendy C. Coleman, Dobson Cellular
                of Maryland, Inc. and Dobson
                Operating Company.

    10.5.3      Purchase Agreement dated February   Incorporated herein by
                28, 1997 among Aztel, Inc., Gila    reference
                River Communications, Inc., US
                West, New Vector Group, Inc.,
                Tohono Oldham Utility Authority
                and Dobson Cellular of Arizona, Inc.

    10.6.1      Securities Purchase Agreement       Incorporated herein by
                dated as of March 19, 1996, as      reference
                amended by Amendment No. 1 thereto
                dated as of February 25, 1997,
                among Registrant, Dobson Operating
                Company, Fleet Equity  Partners
                VI, L.P., Fleet Venture Resources,
                Inc., and Kennedy Plaza Partners.

    10.6.2      Shareholders' Agreement dated as    Incorporated herein by
                of February 26, 1997 between the    reference
                Registrant and its shareholders.

    10.6.3      Option Agreement dated as of March  Incorporated herein by
                19, 1996 among Dobson Operating     reference
                Company,  Kennedy Plaza Partners,
                Fleet Venture Resources, Inc. and
                Fleet Equity Partners VI, L.P.

    21          Subsidiaries.                       Incorporated herein by
                                                    reference

    27          Financial Data Schedule             Filed herewith
                                                    electronically