Form 10-Q
period 1997-06-30
DOBSON COMMUNICATIONS CORP
filed 1997-08-14
CIK 1035985

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1997

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


                             (405) 391-8500
             (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES   X           NO

      At August 13, 1997, there were 473,152 shares of the registrant's $1.00 par value Class A Common Stock outstanding.

                       DOBSON COMMUNICATIONS CORPORATION

                              Index to Form 10-Q


                        PART I.  FINANCIAL INFORMATION

                                                                          PAGE
Item 1.     Condensed Consolidated Financial Statements (Unaudited):

            Condensed Consolidated Balance Sheets at June 30, 1997 and December 31, 1996

            Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 1997 and 1996

            Condensed Consolidated Statement of Stockholders' Equity for the Six Months Ended June 30, 1997

            Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1997 and 1996

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

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

              DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)
ASSETS                                 June 30,            December 31,
                                         1997                  1996
                                    --------------         -------------
CURRENT ASSETS:
  Cash and cash equivalents         $ 2,349,600            $ 1,609,221
  Accounts receivable, net           11,203,495              6,584,103
  Restricted investments             21,220,822                   -
  Receivables - affiliates            4,411,927              1,704,033
  Other current assets                2,725,702             10,059,098
                                    -------------          ------------
    Total current assets             41,911,546             19,956,455
                                    -------------          ------------

PROPERTY, PLANT AND EQUIPMENT, net   69,514,420             61,929,904
                                    -------------          ------------
OTHER ASSETS:
Receivables - affiliates                622,730              3,494,806
Restricted investments               17,010,039                  -
Cellular license acquisition costs,
  net                               161,233,936             23,465,128
Other intangibles, net               21,273,023              6,723,598
Investments in unconsolidated sub-
  sidiaries and other                 2,225,358              1,378,134
                                   -------------           ------------
    Total other assets              202,365,086              35,061,666
                                   -------------           ------------
              Total assets         $313,791,052            $116,948,025
                                   =============           ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

              DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS, continued

                                  (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY                  June 30,          December 31,
                                                        1997              1996
                                                   --------------      --------------
CURRENT LIABILITIES:
Accounts payable                                   $   4,515,257       $   4,718,124
Accrued liabilities                                   11,103,818           3,014,737
Current portion of long-term debt                      1,212,680           1,190,924
                                                   --------------      --------------
    Total current liabilities                         16,831,755           8,923,785
                                                   --------------      --------------
LONG-TERM DEBT, net of current portion               309,000,203         104,303,802
DEFERRED CREDITS                                       1,086,996           1,077,864
MINORITY INTERESTS                                     3,229,614           2,444,176
CLASS B CONVERTIBLE PREFERRED STOCK                   10,000,000          10,000,000
CLASS C PREFERRED STOCK                                1,623,329               -
STOCKHOLDERS' EQUITY:
Class A Preferred Stock                                  100,000               -
Class A Common Stock, $1 par value
  1,000,000 shares authorized and 473,152
  shares issued and outstanding                          473,152             473,152
Paid-in capital                                        5,508,285           5,508,285
Retained deficit                                     (22,049,282)         (3,870,039)
                                                    -------------        -------------
                                                     (15,967,845)          2,111,398
Less-
Class A Preferred Stock owned by Dobson Telephone       (100,000)              -
Class A Common Stock held in treasury, at cost       (11,913,000)         (11,913,000)
                                                    -------------        -------------
       Total stockholders' equity                    (27,980,845)          (9,801,602)
                                                    -------------        -------------
       Total liabilities and stockholders' equity   $313,791,052         $116,948,025
                                                    =============        =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

              DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                                Three months ended June 30,             Six months ended June 30,
                                    1997            1996                    1997         1996
                                -------------  -------------            ------------ ------------
OPERATING REVENUES:
  Cellular service              $ 9,988,569    $ 4,338,495              $16,272,245    $ 8,447,606
  Cellular roaming                6,481,240      1,947,294                9,854,528      3,159,470
  Cellular equipment sales          217,835        150,768                  357,433        396,168
  Wireline telephone service      3,839,727      3,305,449                7,414,214      6,564,493
  Fiber service revenues            902,409        541,376                1,704,362      1,015,329
  Other                             337,376        335,692                  507,704        654,146
                                ------------   ------------             ------------   ------------
     Total operating revenues    21,767,156     10,619,074               36,110,486     20,237,213
                                ------------   ------------             ------------   ------------
OPERATING EXPENSES:
  Cellular service                3,570,751      1,045,836                5,383,773      1,869,557
  Cellular equipment                999,663        564,147                1,790,098      1,038,032
  Wireline telephone service        478,222        409,755                  980,325        837,770
  Fiber service                      78,010         49,742                  145,217         99,484
  Marketing and selling           2,535,969      1,153,025                4,113,225      1,967,558
  General and administrative      5,061,871      2,886,241                9,059,651      5,243,897
  Depreciation and
     amortization                 5,996,988      2,436,340                9,593,000      4,169,405
                                ------------   ------------             ------------   ------------
     Total operating expenses    18,721,474      8,545,086               31,065,289     15,225,704
                                ------------   ------------             ------------   ------------
OPERATING INCOME                  3,045,682      2,073,988                5,045,197      5,011,509
                                ------------   ------------             ------------   ------------
OTHER INCOME (EXPENSE):
  Interest income                   824,570          -                    1,073,321          -
  Interest expense               (7,746,260)    (1,699,675)             (11,648,185)    (2,784,187)
  Other                              14,003     (1,389,297)                  35,993     (1,701,477)
                                ------------   ------------             ------------    ------------
     Total other expense         (6,907,687)    (3,088,972)             (10,538,871)    (4,485,664)
                                ------------   ------------             ------------    ------------
  INCOME (LOSS) BEFORE MINORITY
    INTERESTS IN INCOME OF
    SUBSIDIARIES, INCOME TAXES
    AND EXTRAORDINARY ITEMS      (3,862,005)    (1,014,985)              (5,493,674)       525,845
  MINORITY INTERESTS IN INCOME
    OF SUBSIDIARIES                (558,579)       (64,765)                (801,317)      (224,542)
                                ------------   -------------            ------------    ------------
  INCOME (LOSS) BEFORE INCOME
    TAXES AND EXTRAORDINARY
    ITEMS                        (4,420,584)    (1,079,750)              (6,294,991)       301,303
INCOME TAX (PROVISION) BENEFIT      176,691        397,347                  251,667        (93,016)
                                ------------   -------------            ------------    ------------
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEMS            (4,243,893)      (682,402)              (6,043,324)       208,287
EXTRAORDINARY EXPENSE, net of
  income tax benefit of
  $93,887 in 1997, and
  $287,361 in 1996                   -               -                   (2,403,711)      (542,055)
                                ------------   ------------             ------------    ------------
NET LOSS                         (4,243,893)      (682,402)              (8,447,035)      (333,768)
DIVIDENDS ON PREFERRED STOCK       (276,203)      (315,984)                (475,259)      (443,457)
                                ------------   ------------             ------------    ------------
NET LOSS APPLICABLE TO
  COMMON STOCKHOLDERS           $(4,520,096)   $ ( 998,386)             $(8,922,295)     $(777,225)
                                ============   ============             ============     ===========
NET LOSS APPLICABLE TO
  COMMON STOCKHOLDERS PER
  COMMON SHARE                  $    (7.89)    $    (1.74)              $    (15.57)     $   (1.55)
                                ============   ============             ============     ===========
WEIGHTED AVERAGE COMMON
  SHARES AND COMMON SHARE
  EQUIVALENTS OUTSTANDING          573,152         573,152                  573,152        501,371
                                ============   ============             ============     ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

              DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  (Unaudited)
                                  Class A                   Class A                                Treasury
                              Preferred Stock            Common Stock           Paid - in          Stock, at          Retained
                           Shares       Amount        Shares        Amount       Capital             Cost              Deficit
                           ------       ------        ------        ------       -------           ---------          --------
DECEMBER 31, 1996            -         $  -           473,152       $473,152   $5,508,285      $(11,913,000)      $ (3,870,039)
Net Loss                     -            -             -             -              -                 -            (8,447,035)
Cash dividends
declared on
  preferred stock            -            -             -             -              -                 -              (475,259)
Cash dividends
  declared on
  common stock               -            -             -             -              -                 -             (7,633,620)
Preferred stock
dividend                     -            -             -             -              -                 -             (1,623,329)
Reorganization          100,000       100,000           -             -              -             (100,000)               -
                      -----------   -----------   -----------      ----------  ----------      -------------       -------------
June 30, 1997           100,000      $100,000         473,152       $473,152   $5,508,285      $(12,013,000)       $(22,049,282)
                      ===========   ===========   ===========      ==========  ==========      ============        ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

              DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                                      Six months ended June 30,
                                                  ------------------------------
                                                        1997            1996
                                                  -------------   -------------
  CASH FLOWS FROM OPERATING ACTIVITIES:           $   6,782,104   $   8,601,154
                                                  -------------   -------------
      Net cash provided by operating activities       6,782,104       8,601,154

  CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                          (5,005,574)    (12,175,280)
       Acquisitions of selected cellular systems   (155,803,444)    (30,000,000)
       Deferred costs                                  (493,568)           -
       Decrease (increase) in receivables - affiliate   164,182      (1,152,780)
       Refund of Deposit                              6,350,000       5,000,000
       Investments in unconsolidated subsidiaries
         and other                                     (847,224)       (316,870)
       Proceeds on sale of assets                          -            378,000
                                                  -------------    ------------
         Net cash used in investing activities     (155,581,628)    (38,806,930)
                                                  -------------    ------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from notes payable                          -            100,000
      Repayments of notes payable                          -           (500,000)
      Proceeds from long-term debt                  205,250,000      67,000,000
      Repayments of long-term debt                     (531,843)    (35,063,524)
      Cash dividends                                 (8,108,878)       (507,329)
      Issuance of preferred stock                          -         10,000,000
      Purchase of treasury stock                           -         (5,913,000)
      Restricted investments                        (37,454,642)           -
      Deferred financing costs                       (9,614,733)     (3,258,015)
                                                 --------------    ------------
        Net cash provided by financing activities   149,539,904      31,858,132
                                                 --------------    ------------

      NET INCREASE IN CASH AND CASH EQUIVALENTS         740,379       1,652,356
      CASH AND CASH EQUIVALENTS, beginning of
        period                                        1,609,221       1,116,773
                                                 --------------    ------------
      CASH AND CASH EQUIVALENTS, end of period   $    2,349,600    $  2,769,129
                                                 ==============    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

              DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


The condensed consolidated balance sheets of Dobson Communications Corporation ("DCC") and subsidiaries (collectively with DCC, "the Company") as of June 30, 1997 and December 31, 1996, the condensed consolidated statements of operations for the three and six months ended June 30, 1997 and 1996, the condensed consolidated statement of stockholders' equity for the six months ended June 30, 1997 , and the condensed consolidated statements of cash flows for the six months ended June 30, 1997 and 1996 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented. The condensed balance sheet data at December 31, 1996 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements presented herein should be read in connection with the Company's December 31, 1996 consolidated financial statements included on the Company's Prospectus dated May 14, 1997, as filed with the Securities and Exchange Commission under Rule 424 (b) of the Securities Act of 1933.

1. REORGANIZATION

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

2. ACQUISITIONS OF SELECTED CELLULAR SYSTEMS

RECENT ACQUISITIONS

On March 19, 1996, the Company purchased the FCC cellular licenses for, and certain assets relating to one RSA located in Kansas and three RSAs and a portion of another RSA located in Missouri for $30 million. The properties (the "Kansas/Missouri Cluster") are located in northeastern Kansas and northwestern Missouri near Kansas City.

On February 28, 1997, the Company purchased the FCC cellular licenses for, and certain assets relating to two MSAs and two RSAs located in Maryland and Pennsylvania for $77.7 million. The properties are located immediately outside the Washington/Baltimore metropolitan area.

On March 3, 1997, the Company purchased the FCC cellular license for, and certain assets relating to Maryland RSA 2 for $75.8 million. The property is located to the east of the Washington/Baltimore metropolitan area.

The acquisition transactions were accounted for as purchases and, accordingly, their results of operations have been included in the accompanying consolidated statements of operations from the respective dates of acquisition. The unaudited pro forma information set forth below includes the 1997 acquisitions and 1996 acquisitions accounted for as if the purchases occurred at the beginning of the respective periods presented. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time:

                                   Three Months                    Six Months
                                   Ended June 30,                Ended June 30,
                           ---------------------------     ---------------------------
                              1997            1996            1997            1996
                           -----------     -----------     -----------     -----------
Operating revenue          $21,767,000     $17,304,000     $41,035,000     $31,764,000
Loss before
  extraordinary items       (4,244,000)     (5,460,000)     (9,119,000)     (9,415,000)
Net loss                    (4,244,000)     (5,460,000)    (11,523,000)     (9,867,000)
Net loss applicable to
  common stockholders       (4,520,000)     (5,776,215)    (11,998,000)    (10,400,000)
Net loss applicable to
  common stockholders
  per common share               (7.89)         (10.08)         (20.93)         (20.74)

PENDING ACQUISITIONS

On February 28, 1997, the Company signed a definitive agreement to purchase for $53.1 million a 100% interest in the Gila River Cellular General Partnership (the "Arizona 5 Partnership") which owns the cellular license for Arizona RSA 5 as well as the associated tangible operating assets. Gila River Telecommunications, Inc. ("GRTI") owns 41.95% of Arizona 5 Partnership and
Associated Telecommunications and Technologies, Inc, an affiliate of the Company, owns 49% of GRTI. In connection with this acquisition, the Company will loan $5.2 million to one of the current partners which, concurrent with other equity contributions, will acquire a 25% interest in the Arizona 5 Partnership. Upon completion of these transactions, the Company will have paid a net purchase price of $39.8 million, and it will own a 75% interest in the Arizona 5 Partnership. Management of the Company expects that this acquisition will close late in the third quarter or early in the fourth quarter of 1997.

PCS LICENSE

In the second quarter of 1997 the Company was granted PCS licenses for nine markets, adjacent to and overlapping the Company's existing cellular footprint, in the FCC "F" Block auction. The aggregate bid for these licenses was $5.1 million after a 15% discount. The Company has paid 20% of the winning bid amount. The balance was financed in July 1997 by a note payable to the U.S. Government at an interest rate equal to the U.S. Treasury ten-year rate. The obligations will be due in quarterly installments over an eight year amortization beginning in 1999.

3. LONG-TERM DEBT

The Company's long-term debt consists of the following:

                                      June 30,                    December 31,
                                       1997                           1996
                                 ---------------                --------------
Revolving credit facility        $   121,000,000                $   75,750,000
  Senior notes                       160,000,000                          -
  Mortgage notes payable              29,212,883                    29,744,726
                                 ---------------                --------------
            Total debt               310,212,883                   105,494,726
  Less- Current maturities             1,212,680                     1,190,924
                                 ---------------                --------------
            Total long-term debt $   309,000,203                $  104,303,802
                                 ===============                ==============

REVOLVING CREDIT FACILITY

On February 28, 1997, the Company's bank credit agreement was amended and restated to provide the Company with a $200,000,000 revolving credit agreement facility maturing in 2005. Interest on borrowings under the new credit agreement accrue at a variable rate (8.70% at June 30, 1997). Initial proceeds were used to refinance existing indebtedness, finance the 1997 acquisitions described above and for general corporate purposes, including $7.6 million to pay a dividend to holders of its Class A Common Stock. $6.0 million of the dividend was used to repay a loan which had been guaranteed by the Company and approximately $.5 million was used to repay indebtedness owed to the Company with respect to certain legal fees. As a result of the $7.6 million dividend, the holders of Class B Convertible Preferred Stock were entitled to a make-whole dividend of approximately $1.6 million. In lieu of such dividend, the holders of Class B Convertible Preferred Stock were issued 100,000 shares of Class C Preferred Stock, having a liquidation preference of approximately $1.6 million. In connection with the closing of the revolving credit facility, the Company extinguished its then existing credit facility, and recognized a pretax loss of approximately $2.5 million as a result of writing off previously capitalized financing costs associated with the revolving credit facility. This loss has been reflected as an extraordinary item, net of tax, in the Company's statement of operations for the six months ended June 30, 1997.

On March 19, 1996 the Company amended and restated the revolving credit agreement that was in place at that date. In connection with this amendment, the Company recorded a pretax loss of approximately $.8 million as a result of writing off previously capitalized financing costs which is included as extraordinary expense in the accompanying statement of operations.

In April 1997, the Company entered into an interest rate hedge agreement to hedge the Company's interest expense on its indebtedness under the Bank Facility. The agreement provides for a rate cap of 8% plus a factor, based on the Company's leverage ratio (cap at June 30, 1997 was 10.75%), terminating on the earlier of April 24, 2000 or the date an option to enter into an interest rate swap transaction is exercised by the financial partner. Under the swap agreement, the interest rate would be fixed at 6.13% plus the factor referred to above or a floating LIBOR rate, terminating on April 24, 2002. The Company accounts for this as a hedge.

SENIOR NOTES

On February 28, 1997, the Company issued $160,000,000 of 11.75% Senior Notes maturing in 2007 to finance the 1997 acquisitions described above and approximately $38.3 million placed in an interest bearing escrow account, which will be used to pay the first four semi-annual interest payments on the notes, which begin on October 15, 1997. Amounts in the escrow account are reflected as "restricted investments" in the Company's balance sheet. The senior notes are redeemable at the option of the Company in whole or in part, on or after April 15, 2002, initially at 105.875%. Prior to April 15, 2000, the Company may redeem up to 35% of the principal amount of the senior notes at 111.750% with proceeds from sales of stock, provided that after any such redemption at least $104 million remains outstanding. On June 16, 1997, the Company completed an offer to exchange all of the outstanding senior notes for substantially identical notes registered under the Securities Act of 1933.

4. TAXES

The income tax benefit for the three and six months ended June 30, 1997 differs from amounts computed at the statutory rate due primarily to net operating losses for which no benefit has been recognized.

5. EARNINGS PER COMMON SHARE

For purposes of calculating reported weighted average number of common and common equivalent shares outstanding, shares of convertible Class B Preferred Stock issued on March 19, 1996 are considered common equivalent shares outstanding.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation, and disclosure requirements of earnings per share and supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share. Basic earnings per share, which excludes the impact of common stock equivalents will replace primary earnings per share. Diluted earnings per share, which utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining common stock equivalents will replace fully-diluted earnings per share. SFAS No. 128 will be effective for both interim and annual periods ending after December 15, 1997. The following pro forma earnings per common share information assumes SFAS No. 128 was adopted in 1996:

                                       Three Months Ended     Six Months Ended
                                            June 30,                June 30,
                                     --------------------    ------------------
                                       1997        1996        1997        1996
                                       ----        ----        ----        ----
 Reported:
  Primary net income (loss)
    applicable to common
    shareholders per common share    $  (7.89)   $  (1.74)   $ (15.57)   $  (1.55)

  Weighted average number of
    common and common equivalent
    shares outstanding                573,152     573,152     573,152     501,371

  Pro forma:
    Basic net income (loss) per
      common  share                  $  (9.55)   $  (2.11)   $ (18.86)   $  (1.64)
    Basic weighted average shares     473,152     473,152     473,152     473,152

Diluted net income per common share has been omitted because the impact of com-mon stock equivalents is anti-dilutive.

6. SUBSEQUENT EVENTS

In August 1997, the Company entered into a letter of intent with Texas 16 Cellular Telephone Company to purchase the assets of the cellular system in Texas RSA #16, including the licenses granted by the Federal Communications Commission. Texas RSA #16 is located in south Texas, adjacent to Houston, Austin and San Antonio, and serves a population base of approximately 325,000. Management of the Company anticipates entering a definitive agreement in the third quarter and expects the transaction to close late in the fourth quarter of 1997 or first quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company provides diversified telecommunication products and services. The Company currently provides rural cellular telephone services in Oklahoma and Texas (the "Oklahoma/Texas Cluster"), in Kansas and Missouri (the "Kansas/Missouri Cluster") and in Maryland and Pennsylvania (the "Maryland Cluster"). Upon consummation of the Arizona 5 Partnership acquisition described below, the Company will also own and operate a cellular system in Arizona. The Company also owns interests in, and operates, regional fiberoptic transmission networks in Oklahoma, Texas and Colorado, and owns and operates local telephone exchanges in Oklahoma, and intends to resell local, long distance and wireless services in Oklahoma.

RECENT EVENTS

In August 1997, the Company entered into a letter of intent with Texas 16 Cellular Telephone Company to purchase the assets of the cellular system in Texas RSA #16, including the licenses granted by the Federal Communications Commission. Texas RSA #16 is located in south Texas, adjacent to Houston, Austin and San Antonio, and serves a population base of approximately 325,000. Management of the Company anticipates entering a definitive agreement in the third quarter and expects the transaction to close late in the fourth quarter of 1997 or first quarter of 1998.

On February 28, 1997, the Company purchased the FCC cellular licenses for, and certain assets relating to, two MSAs and two RSAs located in Maryland and Pennsylvania for $77.7 million. The properties are located immediately outside the Washington/Baltimore metropolitan area. On March 3, 1997, the Company purchased the FCC cellular license for, and certain assets relating to, the Maryland RSA 2 for $75.8 million. The property is located to the east of the Washington/Baltimore metropolitan area. The acquired properties are hereafter referred to as the "Maryland Cluster."

On February 28, 1997, the Company signed a definitive agreement to purchase the Gila River Cellular General Partnership (the "Arizona 5 Partnership"), which owns the cellular license for Arizona RSA 5 as well as the associated tangible operating assets. Certain affiliates of the Company indirectly own a 20.6% interest in the Arizona 5 Partnership and will receive approximately $9.5 million in connection with the acquisition. In addition, the Company will loan $5.2 million to one of the current partners, which will acquire a 25% interest in the Arizona 5 Partnership. Upon completion of these transactions, the Company will have paid a net amount of $39.8 million and will own a 75% interest in the Arizona 5 Partnership. The Company expects that this acquisition will close late in the third quarter or early in the fourth quarter of 1997.

On February 28, 1997, the Company's bank credit agreement was amended and restated to provide the Company with a $200 million revolving credit facility maturing in 2005 ("the Bank Facility"). Interest on borrowings under the Bank Facility accrue at a variable rate (8.70% at June 30, 1997). Initial loan proceeds were used to refinance existing indebtedness, finance the Maryland Cluster acquisition described above and for general corporate purposes, including the payment of a $7.6 million dividend to holders of the Company's Class A Common Stock. The principal stockholder used $6.0 million of the dividend to repay a loan which had been guaranteed by the Company and approximately $.5 million to repay indebtedness owed to the Company with respect to certain legal fees. As a result of the $7.6 million dividend, the holders of Class B Convertible Preferred Stock were issued 100,000 shares of Class C Preferred Stock, having a liquidation preference of approximately $1.6 million. In connection with the closing of the Bank Facility, the Company extinguished its then existing credit facility. The Company will finance the Arizona 5 Partnership acquisition with borrowings under the Bank Facility.

On February 28, 1997, the Company issued pursuant to a private offering $160 million of 11.75% Senior Notes maturing in 2007 and used the net proceeds ($155.2 million) to finance the acquisitions described above ($116.9 million) and to purchase securities ($38.3 million) which have been pledged and escrowed to secure payment of the first four semi-annual interest payments on the notes, which begin on October 15, 1997. Except for the first four interest payments, the senior notes are unsecured obligations of the Company, redeemable at the option of the Company, in whole or in part, on or after April 15, 2002 at 105.875% of the principal amount outstanding, declining ratably to 100% on or after April 15, 2004, plus accrued interest. In addition, at any time prior to April 15, 2000, the Company may redeem up to 35% of the aggregate principal amount with the net proceeds of sales of capital stock of the Company at 111.750% of principal amount, plus accrued interest; provided that after any such redemption at least $104 million aggregate principal amount remains outstanding.

On June 16, 1997, the Company completed an offer to exchange all of the outstanding Senior Notes for substantially identical notes registered under the Securities Act of 1933.

RESULTS OF OPERATIONS

The following table presents the period-to-period change, for the periods indicated, in dollars and percent for the various Condensed Consolidated Statements of Operations line items:

                                                      Period-to-Period                         Period-to-Period
                                                       Change for the                           Change for the
                                                     Three Months Ended                         Six Months Ended
                                                   June 30, 1997 and 1996                     June 30, 1997 and 1996
                                                     Increase/(Decrease)                        Increase/(Decrease)
                                              ------------------------------             -------------------------------
    Operating Revenues:
     Cellular service                         $  5,650,074            130.2%             $  7,824,639             92.6%
     Cellular roaming                            4,533,946            232.8%                6,695,057            211.9%
     Cellular equipment sales                       67,067             44.5%                 (38,735)             (9.8%)
     Wireline telephone service                    534,278             16.2%                  849,721             12.9%
     Fiber service                                 361,033             66.7%                  689,033             67.9%
     Other                                           1,684               .5%                 (146,442)           (22.4%)
                                              ------------         ---------             ------------         --------
            Total operating revenues            11,148,182            105.0%                5,873,273             78.4%
    Operating Expenses:
     Cellular service                            2,524,915            241.4%                3,514,216            188.0%
     Cellular equipment                            435,516             77.2%                  752,066             72.5%
     Wireline telephone service                     68,467             16.7%                  142,554             17.0%
     Fiber service                                  28,268             56.8%                   45,733             46.0%
     Marketing and selling                       1,382,943            119.9%                2,145,668            109.1%
     General and administrative                  2,175,630             75.4%                3,815,754             72.8%
     Depreciation and amortization               3,560,649            146.1%                5,423,595            130.1%
                                              ------------         --------              ------------         --------
            Total operating expenses            10,176,388            119.1%               15,839,586            104.0%
                                              ------------         --------              ------------         --------
     Operating income                              971,694             46.9%                   33,687              0.7%
                                              ------------         --------              ------------         --------
     Other  expense                              3,818,715            123.6%                6,053,207            134.9%
                                              ------------         --------              ------------         --------
     Loss before minority interests in
       income of subsidiaries, income taxes
       and extraordinary items                  (2,847,021)          (280.5%)              (6,019,520)        (1,144.7%)
     Minority interests in income of
       subsidiaries                                493,814            762.5%                  576,774            256.9%
                                              ------------         --------              ------------         --------
     Loss before income taxes and
       extraordinary items                      (3,340,834)          (309.4%)              (6,596,294)        (2,189.3%)
     Income tax  benefit                           220,657             55.5%                  344,682            370.6%
                                              ------------         --------              ------------         --------
     Loss before extraordinary items            (3,561,491)          (521.9%)              (6,251,611)        (3,001.4%)
     Extraordinary expense, net of income
       tax benefit                                    -                  -                  1,861,656            343.4%
                                              ------------         --------              ------------         --------
     Net loss                                 $ (3,561,491)          (521.9%)            $ (8,113,267)        (2,430.8%)
                                              ============         ========              ============         ========

THREE MONTHS  ENDED  JUNE  30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1996

OPERATING REVENUE. For the three months ended June 30, 1997, total operating revenue increased $11.1 million, or 105%, to $21.8 million from $10.6 million for the comparable period in 1996.

CELLULAR. The Company's operating revenue from its cellular operations (service, roaming, and equipment) increased $10.3 million in the second quarter of 1997 compared to 1996. Cellular service revenue increased $5.7 million, or 130.2%, to $10.0 million in 1997 from $4.3 million in 1996. Of the increase, $4.8 million was attributable to the acquisition of the Maryland Cluster in 1997. The remaining $.9 million was primarily attributable to increased penetration and usage in the Oklahoma/Texas Cluster and the Kansas/Missouri Cluster. The Company's cellular subscriber base increased 215.9% to 96,140 at June 30, 1997, from 30,437 at June 30, 1996. 42,608 subscribers were added as a result of the acquisition of the Maryland Cluster. However, the Company's average monthly cellular service revenue per subscriber decreased 14.1% to $41.35 for the three months ended June 30, 1997 from $48.11 for the comparable period in 1996 due to the addition of new lower rate subscribers in the Maryland Cluster and competitive market pressures. Cellular roaming revenue increased $4.5 million, or 232.8%, to $6.5 million in 1997 from $1.9 million in 1996. Of the increase, $3.5 million was attributable to the acquisition of the Maryland Cluster in 1997. The remaining $1.1 million was primarily attributable to increased roaming minutes in the Oklahoma/Texas Cluster and Kansas/Missouri Cluster due to expanded coverage area in these markets and the general increase in cellular minutes of use. Cellular equipment sales of $.2 million in the second quarter of 1997 represented a slight increase from 1996, as the Company sold more equipment during the second quarter of 1997.

WIRELINE. Wireline operations revenue increased $.5 million, or 16.2%, to $3.8 million for the three months ended June 30, 1997 compared to $3.3 million for the same period in 1996 due primarily to an increase in toll charges and an increase in the number of access lines.

FIBER. The Company's revenue from its fiber operations increased $.4 million, or 66.7%, to $.9 million in the second quarter of 1997 from $.5 million in 1996 primarily as a result of an increase in the number of fiber lines, bringing the total lines leased to an equivalent of 48 DS3s at June 30, 1997 compared to 33 at June 30, 1996.

OTHER. For the three months ended June 30, 1997, other income of $.3 million included rental revenue for the use of Company owned facilities, interest on loans to Company employees and affiliates, management fees from affiliates and other telecommunications services such as internet and voice mail.

COST OF SERVICE AND EQUIPMENT SALES. For the three month period ended June 30, 1997, the total cost of service and equipment sales increased $3.1 million, or 147.7%, to $5.1 million from $2.1 million for the comparable period in 1996.

CELLULAR. Cost of cellular service increased $2.5 million, or 241.4% to $3.6 million during the three months ended June 30, 1997 from the same period in 1996. Of the increase, $2.0 million was attributable to the acquisition of the Maryland Cluster in 1997. The remaining $.5 million was primarily attributable to increased subscribers and minutes of use in the Oklahoma/Texas Cluster and Kansas/Missouri Cluster and expanded use of rerating agreements with cellular providers adjacent to our markets. Cost of cellular equipment increased $.4 million in 1997 primarily from increases in the volume of equipment sold due to the growth in subscribers.

WIRELINE. Cost of wireline telephone service increased $.1 million, or 16.7%, to $.5 million in 1997 from $.4 million in 1996. The increase was a result of increased costs associated with continued customer growth and usage.

FIBER.  Costs of fiber service remained fairly constant for the period.

MARKETING AND SELLING COSTS. Marketing and selling costs increased $1.4 million, or 119.9%, to $2.5 million in the second quarter of 1997 from $1.2 million in 1996. The increase was primarily due to the higher level of cellular subscribers added period to period. Gross cellular subscribers added in the second quarter of 1997 was 8,440 with the Maryland Cluster making up 4,787 of the gross cellular subscribers added in the second quarter of 1997. The number of gross cellular subscribers added in the second quarter of 1996 was 2,619.

GENERAL AND ADMINISTRATIVE COSTS. For the three month period ended June 30, 1997, general and administrative costs increased $2.2 million, or 75.4%, to $5.1 million from $2.9 million for 1996. The increase was primarily due to increased billing costs as a result of the growth in cellular subscribers, the acquisition of the Maryland Cluster and increased salary costs resulting from additional personnel in the Company's cellular and fiber operations.

DEPRECIATION AND AMORTIZATION EXPENSE. For the three month period ended June 30, 1997, depreciation and amortization expense increased $3.6 million to $6.0 million from $2.4 million in 1996. Approximately $3.3 million of the increase was the result of the amortization of assets acquired in the Maryland Cluster, with the remainder due primarily to an increase in equipment in the Company's cellular, wireline and fiber businesses.

OTHER EXPENSE. For the three months ended June 30, 1997, total other expense (consisting of interest income, interest expense and other) increased $3.8 million, or 123.6% to $6.9 million from $3.1 million for the comparable period in 1996. Interest income of $.8 million, was a result of interest earned on securities purchased which were pledged and escrowed to secure payment of the first four semi-annual interest payments on the Senior Notes. For the second quarter of 1997, interest expense increased $6.0 million to $7.7 million from $1.7 million in the comparable period of 1996. The increase was primarily a result of increased borrowings in the first quarter 1997 to finance the Maryland Cluster acquisition. For the second quarter 1997, other expense decreased $1.4 million for the comparable period in 1996. This is primarily the result of a $1.6 million loss recognized in the second quarter 1996 relating to a sale of assets.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

OPERATING REVENUE. For the six months ended June 30, 1997, total operating revenue increased $15.9 million, or 78.4% to $36.1 million from $20.2 million for the comparable period in 1996.

CELLULAR. The Company's operating revenue from its cellular operations (service, roaming, and equipment) increased $14.5 million for the first six months of 1997 compared to 1996. Cellular service revenue increased $7.9 million, or 92.6%, to $16.3 million in 1997 from $8.4 million in 1996. Of the increase, $6.6 million was attributable to the acquisition of the Maryland Cluster in 1997 and the inclusion of the operations of the Kansas/Missouri Cluster, which was acquired March 19, 1996, for all of 1997. The remaining $1.3 million was primarily attributable to increased penetration, usage in the Oklahoma/Texas Cluster and Kansas/Missouri Cluster. The Company's cellular subscriber base increased 215.9% to 96,140 at June 30, 1997, from 30,437 at June 30, 1996. 42,608 subscribers were added as a result of the acquisition of the Maryland Cluster. However, the Company's average monthly cellular service revenue per subscriber decreased 14.5 % to $41.93 for the six months ended June 30, 1997 from $49.06 for the comparable period in 1996 due to the addition of new lower rate subscribers in the Maryland Cluster and competitive market pressures. Cellular roaming revenue increased $6.7 million, or 211.9%, to $9.9 million in 1997 from $3.2 million in 1996. Of the increase, $5.1 million was attributable to the acquisition of the Maryland Cluster in 1997 and the inclusion of the operations of the Kansas/Missouri Cluster which was acquired on March 19, 1996, for all of 1997. The remaining $1.6 million was primarily attributable to increased roaming minutes in the Oklahoma/Texas Cluster and Kansas Missouri Cluster due to expanded coverage areas in these markets and the general increase in cellular minutes of use. Cellular equipment sales of $.4 million in 1997 remained fairly consistent for the period.

WIRELINE. Wireline operations revenue increased $.8 million, or 12.9%, to $7.4 million for the six months ended June 30, 1997 compared to $6.6 million for the same period in 1996 due primarily to an increase in toll charges and an increase in the number of access lines.

FIBER. The Company's revenue from its fiber operations increased $.7 million, or 67.9%, to $1.7 million in the first six months of 1997 from $1.0 million in 1996 primarily as a result of an increase in the number of fiber lines, bringing the total lines leased to an equivalent of 48 DS3s at June 30, 1997 compared to 33 at June 30, 1996.

OTHER. For the six months ended June 30, 1997 and 1996, other income of $.5 million and $.7 million, respectively, included rental revenue for the use of Company owned facilities, interest on loans to Company employees and affiliates, management fees from affiliates and other telecommunications services such as internet and voice mail.

COST OF SERVICE AND EQUIPMENT SALES. For the six month period ended June 30, 1997, the total cost of service and equipment sales increased $4.4 million, or 115.9%, to $8.3 million from $3.8 million for the comparable period in 1996.

CELLULAR. Cost of cellular service increased $3.5 million, or 188.0% to $5.4 million during the six months ended June 30, 1997 from the same period in 1996. Of the increase $2.8 million was attributable to the acquisition of the
Maryland Cluster in 1997 and the inclusion of the operations of the Kansas/Missouri Cluster, which was acquired March 19, 1996, for all of 1997. The remaining $.7 million was primarily attributable to increased subscribers and minutes of use in the Oklahoma/Texas Cluster and Kansas/Missouri Cluster and expanded use of rerating agreements with cellular providers adjacent to our markets. Cost of cellular equipment increased $.8 million in 1997 primarily from increases in the volume of equipment sold due to the growth in subscribers.

WIRELINE. Cost of wireline telephone service increased $.1 million , or 17.0%, to $1.0 million in 1997 from $.9 million in 1996. The increase was a result of increased costs associated with continued customer growth and usage.

FIBER.  Costs of fiber service remained fairly constant for the period.

MARKETING AND SELLING COSTS. Marketing and selling costs increased $2.1 million, or 109.1%, to $4.1 million in the first six months of 1997 from $2.0 million in 1996. The increase was primarily due to the higher level of cellular subscribers added period to period. Gross cellular subscribers added in the first six months of 1997 was 13,242 with the Maryland Cluster making up 6,196 of the gross cellular subscribers added since its acquisition. The number of gross cellular subscribers added in the first six months of 1996 was 4,805.

GENERAL AND ADMINISTRATIVE COSTS. For the six month period ended June 30, 1997, general and administrative costs increased $3.8 million, or 72.8%, to $9.1 million from $5.2 million for 1996. The increase was primarily due to increased billing costs as a result of the growth in cellular subscribers, the acquisition of the Maryland Cluster, the inclusion of the Kansas/Missouri Cluster for all of 1997, and increased salary costs resulting from additional personnel in the Company's cellular and fiber operations.

DEPRECIATION AND AMORTIZATION EXPENSE. For the six month period ended June 30, 1997, depreciation and amortization expense increased $5.4 million to $9.6 million from $4.2 million in 1996. Approximately $5.0 million of the increase was the result of the amortization of assets acquired in the Maryland and Kansas/Missouri Clusters, with the remainder due primarily to an increase in equipment in the Company's cellular, wireline and fiber businesses.

OTHER EXPENSE. For the six months ended June 30, 1997, total other expense (consisting of interest income, interest expense, and other) increased $6.1 million or 134.9% to $10.5 million from $4.4 million for the comparable period in 1996. Interest income of $1.1 million for the first six months of 1997 was a result of interest earned on securities purchased which were pledged and escrowed to secure payment of the first four semi-annual interest payments on the Senior Notes. For the first six months of 1997, interest expense increased $8.9 million to $11.7 million from $2.8 million in the comparable period of 1996. The increase was primarily a result of increased borrowings in the first quarter 1997 to finance the Maryland Cluster acquisition. For the first six months of 1997, other expense decreased $1.7 million for the comparable period in 1996. This is primarily the result of a $1.6 million loss recognized in the second quarter 1996 relating to a sale of assets.

EXTRAORDINARY EXPENSE. In the first six months of 1997 and 1996, the Company incurred a pretax loss of approximately $2.5 million and $.8 million, respectively, as a result of writing off previously capitalized financing costs associated with a revolving credit facility that was refinanced in February 1997 and March 1996.

LIQUIDITY AND CAPITAL RESOURCES

The cellular telephone business requires substantial capital to acquire, construct, and expand cellular telephone systems and to fund operating requirements. The Company historically has financed its acquisitions and other capital needs through vendor financing, bank debt and proceeds from the sale of debt and equity. The Company's wireline businesses have historically been financed through government loans. During the first quarter of 1997, the Company established a $200 million revolving bank credit facility maturing in 2005 and issued $160 million of 11.75% Senior Notes due 2007 pursuant to a private offering. See " - Recent Events."

At June 30, 1997, the Company had working capital of $25.1 million (a ratio of current assets to current liabilities of 2.5:1) and a cash balance of $2.3 million, which compares to working capital of $11.0 million (a ratio of current assets to current liabilities of 2.2:1) and a cash balance of $1.6 million of at December 31, 1996. The Company's net cash provided by operating activities for the six month periods ended June 30, 1997 and 1996 was $6.8 million and $8.6 million, respectively. The net cash provided by operating activities in 1997 primarily relates to the net changes in current assets and liabilities and depreciation and amortization, offset by the Company's net loss for the period. The increase in net cash used in investing activities and net cash provided by financing activities from 1997 to 1996 is primarily the result of the Company's acquisition of cellular systems in the Maryland Cluster which was financed through the issuance of additional long-term debt.

In April 1997, the Company entered into  an  interest  rate  hedge agreement to hedge the Company's interest expense on its indebtedness under the Bank Facility. The agreement provides for a rate cap of 8% plus a factor, based on the Company's leverage ratio (cap at June 30, 1997 was 10.75%), terminating on the earlier of April 24, 2000 or the date an option to enter into an interest rate swap transaction is exercised by the financial partner. Under the swap agreement, the interest rate would be fixed at 6.13% plus the factor referred to above or a floating LIBOR rate, terminating on April 24, 2002. The Company accounts for this as a hedge.

The Company's capital expenditures (excluding cost of acquisitions) were $2.4 and $5.0 million, respectively, for the three month and six month periods ended June 30, 1997 and the Company expects its capital expenditures (excluding cost of acquisitions) to be approximately $19 million for 1997. Capital expenditures for its cellular operations include buildout of new cell sites and new store locations. Fiber operations capital expenditures will be for electronics to increase capacity and the Company expects to invest only maintenance capital for its wireline operations. The Company also expects to invest approximately $4.9 million in high capacity switches and other communications equipment in 1997 for use in its business to resell local, long-distance and wireless services in Oklahoma City and Tulsa, and in its wireline operations.

In April 1997, the Company was granted PCS licenses in nine markets adjacent to and overlapping the Company's existing cellular footprint. The aggregate bid for these licenses was $5.1 million after a discount of 15%. The Company has paid 20% of the net winning bid amount and has financed the balance with the government at the U.S. Treasury rate for ten-year obligations with a quarterly amortization over eight years beginning in 1999. The Company is required to build out systems covering 25% of the licensed population by 2002. The Company currently anticipates that the cost to build out the minimum PCS system will be $10 million to $30 million. The actual amount of the expenditures will depend on the PCS technology selected by the Company, the extent of the Company's buildout, the costs at the time of buildout and the extent the Company must relocate incumbent microwave licensees.

The amount and timing of capital expenditures may vary depending on the rate at which the Company expands and develops its cellular systems, whether the Company consummates additional acquisitions, the rate at which the Company builds out a PCS system and whether the Company expands its fiberoptic network or local exchange operations.

Although there can be no assurance, management believes the proceeds available from the Bank Facility, together with cash on hand, and cash flow from operations will be sufficient to fund the pending acquisition of the Arizona 5 Partnership, the Company's capital expenditures and its working capital and debt service requirements. At June 30, 1997, the Company had approximately $79.0 million of funds available under the Bank Facility. The Company will require additional financing to complete the Texas 16 acquisition, to pursue future acquisitions, and to meet the required PCS buildout. Sources of additional capital may include cash flows from operations and public or private debt or equity financings. There can be no assurance that any additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company and within the limitations contained in the Company's financing arrangements. The successful implementation of the Company's strategy, including the further development of its cellular systems and significant and sustained growth in the Company's cash flows, is necessary for the Company to meet its debt service requirements.

The Company is a holding company with no direct operations and no significant assets other than the stock of its subsidiaries. The Company is dependent on the cash flows of its subsidiaries to meet its obligations, including the payment of interest and principal on the Senior Notes (except with respect to the first four semi-annual interest payments for which the Company has restricted investments available). The Bank Facility contains certain restrictions on the ability of the Company's primary subsidiary to distribute funds to the Company. The indenture under which the Senior Notes were issued and the Bank Facility impose certain limits on the ability of the Company to, among other things, incur additional indebtedness.

FORWARD-LOOKING STATEMENTS

The description of the Company's capital expenditure plans set forth above, including planned acquisitions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. The important factors that could cause actual capital expenditures, acquisitions activity, or the Company's performance to differ materially from the plans include, without limitation, the Company's ability to satisfy the financial covenants of its existing debt instruments and to raise additional capital; the Company's ability to manage its rapid growth successfully and to compete effectively in its cellular, fiber and resale businesses against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than those of the Company; and adverse regulatory changes. For further information regarding these and other risk factors, see "Risk factors" and "Business" in the Company's Prospectus dated May 14, 1997 filed with the Securities and Exchange Commission under Rule 424(b) of the Securities Act of 1933.

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

-     Not applicable

ITEM 5.     OTHER INFORMATION

-     Not applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            The following exhibits are filed as a part of this report:

      EXHIBIT NUMBER            DESCRIPTION
      --------------            -----------

       10.2.3        -     Promissory  Note  dated  June 30, 1997 of Russell L.
                           Dobson in the amount of $422,786.97 in favor of Western Financial Services Corp.

       10.2.6        -     Promissory Note dated June  30,  1997  of Everett R.
                           Dobson in the amount of $353,479.63 in favor of Western Financial Services Corp.

       27            -     Financial Data Schedule

      (b)     Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                  SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 1997                Dobson Communications Corporation
                                      (registrant)

                                      EVERETT R. DOBSON
                                      Everett R. Dobson
                                      Chairman of the Board, President
                                      and Chief Executive Officer

Date:  August 14, 1997                BRUCE R. KNOOIHUIZEN
                                      Bruce R. Knooihuizen
                                      Vice President and Chief Financial
                                      Officer (principal financial officer)

                              EXHIBIT INDEX

Exhibit No.      Description                    Method of Filing
-----------      -----------                    ----------------
10.2.3           Promissory Note dated June     Filed herewith electronically
                 30, 1997 of Russell L.
                 Dobson in the amount of
                 $422,786.97 in favor of
                 Western Financial Services
                 Corp.

10.2.6           Promissory Note dated June     Filed herewith electronically
                 30, 1997 of Everett R.
                 Dobson in the amount of
                 $353,479.63 in favor of
                 Western Financial Services
                 Corp.

27               Financial Data Schedule        Filed herewith electronically