Form 10-Q/A
period 1997-06-30
DOBSON COMMUNICATIONS CORP
filed 1997-08-19
CIK 1035985

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q/A


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

CELLULAR. The Company's operating revenue from its cellular operations (service, roaming, and equipment) increased $10.3 million in the second quarter of 1997 compared to 1996. Cellular service revenue increased $5.7 million, or 130.2%, to $10.0 million in 1997 from $4.3 million in 1996. Of the increase, $4.8 million was attributable to the acquisition of the Maryland Cluster in 1997. The remaining $.9 million was primarily attributable to increased penetration and usage in the Oklahoma/Texas Cluster and the Kansas/Missouri Cluster. The Company's cellular subscriber base increased 170.3% to 82,264 at June 30, 1997, from 30,437 at June 30, 1996. 42,608 subscribers were added as a result of the acquisition of the Maryland Cluster. However, the Company's average monthly cellular service revenue per subscriber decreased 14.1% to $41.35 for the three months ended June 30, 1997 from $48.11 for the comparable period in 1996 due to the addition of new lower rate subscribers in the Maryland Cluster and competitive market pressures. Cellular roaming revenue increased $4.5 million, or 232.8%, to $6.5 million in 1997 from $1.9 million in 1996. Of the increase, $3.5 million was attributable to the acquisition of the Maryland Cluster in 1997. The remaining $1.1 million was primarily attributable to increased roaming minutes in the Oklahoma/Texas Cluster and Kansas/Missouri Cluster due to expanded coverage area in these markets and the general increase in cellular minutes of use. Cellular equipment sales of $.2 million in the second quarter of 1997 represented a slight increase from 1996, as the Company sold more equipment during the second quarter of 1997.

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

CELLULAR. The Company's operating revenue from its cellular operations (service, roaming, and equipment) increased $14.5 million for the first six months of 1997 compared to 1996. Cellular service revenue increased $7.9 million, or 92.6%, to $16.3 million in 1997 from $8.4 million in 1996. Of the increase, $6.6 million was attributable to the acquisition of the Maryland Cluster in 1997 and the inclusion of the operations of the Kansas/Missouri Cluster, which was acquired March 19, 1996, for all of 1997. The remaining $1.3 million was primarily attributable to increased penetration, usage in the Oklahoma/Texas Cluster and Kansas/Missouri Cluster. The Company's cellular subscriber base increased 170.3% to 82,264 at June 30, 1997, from 30,437 at June 30, 1996. 42,608 subscribers were added as a result of the acquisition of the Maryland Cluster. However, the Company's average monthly cellular service revenue per subscriber decreased 14.5 % to $41.93 for the six months ended June 30, 1997 from $49.06 for the comparable period in 1996 due to the addition of new lower rate subscribers in the Maryland Cluster and competitive market pressures. Cellular roaming revenue increased $6.7 million, or 211.9%, to $9.9 million in 1997 from $3.2 million in 1996. Of the increase, $5.1 million was attributable to the acquisition of the Maryland Cluster in 1997 and the inclusion of the operations of the Kansas/Missouri Cluster which was acquired on March 19, 1996, for all of 1997. The remaining $1.6 million was primarily attributable to increased roaming minutes in the Oklahoma/Texas Cluster and Kansas Missouri Cluster due to expanded coverage areas in these markets and the general increase in cellular minutes of use. Cellular equipment sales of $.4 million in 1997 remained fairly consistent for the period.

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

WIRELINE. Cost of wireline telephone service increased $.1 million, or 17.0%, to $1.0 million in 1997 from $.9 million in 1996. The increase was a result of increased costs associated with continued customer growth and usage.

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


Date:  August 19, 1997                Dobson Communications Corporation
                                      (registrant)

                                      EVERETT R. DOBSON
                                      Everett R. Dobson
                                      Chairman of the Board, President
                                      and Chief Executive Officer

Date:  August 19, 1997                BRUCE R. KNOOIHUIZEN
                                      Bruce R. Knooihuizen
                                      Vice President and Chief Financial
                                      Officer (principal financial officer)