Form 10-Q
period 1997-09-30
DOBSON COMMUNICATIONS CORP
filed 1997-11-19
CIK 1035985

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM       TO

                           COMMISSION FILE NO. 333-23769

                             ---------------------

                       DOBSON COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

               OKLAHOMA                                 73-1110531
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification No.)

    13439 NORTH BROADWAY EXTENSION
              SUITE 200
       OKLAHOMA CITY, OKLAHOMA                            73114
   (Address of principal executive                      (Zip Code)
               offices)

                                 (405) 391-8500
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ____

    At October 31, 1997, there were 473,152 shares of the registrant's $1.00 par value Class A Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       DOBSON COMMUNICATIONS CORPORATION
                               INDEX TO FORM 10-Q

                         PART I.  FINANCIAL INFORMATION

                                                                                      PAGE
                                                                                      ----
Item 1.  Condensed Consolidated Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets at September 30, 1997 and December
           31, 1996.................................................................    3

         Condensed Consolidated Statements of Operations for the Three Months and
           Nine Months Ended September 30, 1997 and 1996............................    4

         Condensed Consolidated Statement of Stockholders' Equity for the Nine
           Months Ended September 30, 1997..........................................    5

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 1997 and 1996..............................................    6

         Notes to Condensed Consolidated Financial Statements.......................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations...............................................................   13

Item 3.  Quantitative and Qualitative Disclosure about Market Risk..................   22

                               PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..........................................................   22

Item 2.  Changes in Securities......................................................   22

Item 3.  Defaults Upon Senior Securities............................................   22

Item 4.  Submission of Matters to a Vote of Security Holders........................   22

Item 5.  Other Information..........................................................   22

Item 6.  Exhibits and Reports on Form 8-K...........................................   22

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                       1997            1996
                                                                   -------------   ------------
                                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................................  $  1,665,753    $  1,609,221
  Accounts receivable, net.......................................    10,835,295       6,584,103
  Restricted cash and investments................................    21,220,822         --
  Receivables--affiliates........................................     4,543,933       1,704,033
  Other current assets...........................................     3,565,553      10,059,098
                                                                   -------------   ------------
    Total current assets.........................................    41,831,356      19,956,455
                                                                   -------------   ------------

PROPERTY, PLANT AND EQUIPMENT, net...............................    75,786,300      61,929,904
                                                                   -------------   ------------

OTHER ASSETS:
  Receivables--affiliates........................................     1,702,190       3,494,806
  Restricted investments.........................................    46,591,571         --
  Cellular license acquisition costs, net........................   158,489,036      23,465,128
  Other intangibles, net.........................................    26,099,042       6,723,598
  Investments in unconsolidated subsidiaries and other...........    22,502,310       1,378,134
                                                                   -------------   ------------
    Total other assets...........................................   255,384,149      35,061,666
                                                                   -------------   ------------
      Total assets...............................................  $373,001,805    $116,948,025
                                                                   -------------   ------------
                                                                   -------------   ------------

                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable.................................................  $  8,073,821    $  4,718,124
Accrued liabilities..............................................    16,613,364       3,014,737
Current portion of long-term debt................................     1,223,558       1,190,924
                                                                   -------------   ------------
    Total current liabilities....................................    25,910,743       8,923,785

LONG-TERM DEBT, net of current portion...........................   362,779,664     104,303,802
DEFERRED CREDITS.................................................     1,146,504       1,077,864
MINORITY INTERESTS...............................................     3,515,518       2,444,176
CLASS B CONVERTIBLE PREFERRED STOCK..............................    10,000,000      10,000,000
CLASS C PREFERRED STOCK..........................................     1,623,329         --
STOCKHOLDERS' EQUITY:
Class A Preferred Stock..........................................       100,000         --
Class A Common Stock, $1 par value 1,000,000 shares authorized
  and 473,152 shares issued and outstanding......................       473,152         473,152
Paid-in capital..................................................     5,508,285       5,508,285
Retained deficit.................................................   (26,042,390)     (3,870,039)
                                                                   -------------   ------------
                                                                    (19,960,953)      2,111,398
Less--
Class A Preferred Stock owned by Dobson Telephone................      (100,000)        --
Class A Common Stock held in treasury, at cost...................   (11,913,000)    (11,913,000)
                                                                   -------------   ------------
    Total stockholders' equity...................................   (31,973,953)     (9,801,602)
                                                                   -------------   ------------
    Total liabilities and stockholders' equity...................  $373,001,805    $116,948,025
                                                                   -------------   ------------
                                                                   -------------   ------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                                                   ------------------------------  ------------------------------
                                                                        1997            1996            1997            1996
                                                                   --------------  --------------  --------------  --------------
OPERATING REVENUES:
  Cellular service...............................................  $   10,215,196  $    4,449,904  $   26,487,441  $   12,897,510
  Cellular roaming...............................................       7,927,129       2,465,370      17,781,657       5,624,841
  Cellular equipment sales.......................................         383,105         130,444         740,538         526,612
  Wireline telephone service.....................................       3,861,383       3,520,135      11,275,597      10,084,628
  Fiber service revenues.........................................         823,807         627,950       2,528,169       1,643,279
  Other..........................................................         195,627         222,166         703,331         876,312
                                                                   --------------  --------------  --------------  --------------
    Total operating revenues.....................................      23,406,247      11,415,969      59,516,733      31,653,182
                                                                   --------------  --------------  --------------  --------------
OPERATING EXPENSES:
  Cellular service...............................................       4,269,089       1,251,284       9,652,862       3,120,841
  Cellular equipment.............................................       1,044,318         676,027       2,834,416       1,714,060
  Wireline telephone service.....................................         467,208         540,427       1,447,533       1,378,197
  Fiber service..................................................          70,724          45,986         215,941         145,470
  Marketing and selling..........................................       3,366,503       1,317,618       7,479,728       3,285,176
  General and administrative.....................................       4,800,601       3,025,845      13,860,252       8,269,742
  Depreciation and amortization..................................       5,880,672       3,117,140      15,473,672       7,286,545
                                                                   --------------  --------------  --------------  --------------
    Total operating expenses.....................................      19,899,115       9,974,327      50,964,404      25,200,031
                                                                   --------------  --------------  --------------  --------------
OPERATING INCOME.................................................       3,507,132       1,441,642       8,552,329       6,453,151
                                                                   --------------  --------------  --------------  --------------
OTHER INCOME (EXPENSE):
  Interest income................................................         858,227             230       1,931,548             507
  Interest expense...............................................      (7,847,308)     (1,921,133)    (19,495,493)     (4,705,320)
  Other..........................................................          87,135        (220,463)        123,128      (1,922,216)
                                                                   --------------  --------------  --------------  --------------
    Total other expense, net.....................................      (6,901,946)     (2,141,366)    (17,440,817)     (6,627,029)
                                                                   --------------  --------------  --------------  --------------
INCOME (LOSS) BEFORE MINORITY INTERESTS IN INCOME OF
  SUBSIDIARIES, INCOME TAXES AND EXTRAORDINARY ITEMS.............      (3,394,814)       (699,724)     (8,888,488)       (173,878)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES.....................        (512,995)       (213,679)     (1,314,312)       (438,221)
                                                                   --------------  --------------  --------------  --------------
INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS........      (3,907,809)       (913,403)    (10,202,800)       (612,099)
INCOME TAX (PROVISION) BENEFIT...................................         167,088         337,169         418,755         244,153
                                                                   --------------  --------------  --------------  --------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS.........................      (3,740,721)       (576,234)     (9,784,045)       (367,946)
EXTRAORDINARY EXPENSE, net of income tax benefit of $93,887 in
  1997, and $287,361 in 1996.....................................        --              --            (2,403,711)       (542,055)
                                                                   --------------  --------------  --------------  --------------
NET LOSS.........................................................      (3,740,721)       (576,234)    (12,187,756)       (910,001)
DIVIDENDS ON PREFERRED STOCK.....................................        (252,387)       (315,985)       (727,646)       (759,442)
                                                                   --------------  --------------  --------------  --------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS.......................  $   (3,993,108) $     (892,219) $  (12,915,402) $   (1,669,443)
                                                                   --------------  --------------  --------------  --------------
                                                                   --------------  --------------  --------------  --------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE......  $        (6.97) $        (1.55) $       (22.53) $        (3.07)
                                                                   --------------  --------------  --------------  --------------
                                                                   --------------  --------------  --------------  --------------
WEIGHTED AVERAGE COMMON SHARES AND COMMON SHARE EQUIVALENTS
  OUTSTANDING....................................................         573,152         573,152         573,152         544,319
                                                                   --------------  --------------  --------------  --------------
                                                                   --------------  --------------  --------------  --------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENT STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                    CLASS A               CLASS A
                                PREFERRED STOCK         COMMON STOCK                     TREASURY
                              --------------------  --------------------    PAID-IN      STOCK, AT      RETAINED
                               SHARES     AMOUNT     SHARES     AMOUNT      CAPITAL        COST          DEFICIT
                              ---------  ---------  ---------  ---------  -----------  -------------  -------------
DECEMBER 31, 1996...........     --      $  --        473,152  $ 473,152  $ 5,508,285  $ (11,913,000) $  (3,870,039)
Net Loss....................     --         --         --         --          --            --          (12,187,756)
Cash dividends declared on
  preferred stock...........     --         --         --         --          --            --             (727,646)
Cash dividends declared on
  common stock..............     --         --         --         --          --            --           (7,633,620)
Preferred stock dividend....     --         --         --         --          --            --           (1,623,329)
Reorganization..............    100,000    100,000     --         --          --            (100,000)      --
                              ---------  ---------  ---------  ---------  -----------  -------------  -------------
September 30, 1997..........    100,000  $ 100,000    473,152  $ 473,152  $ 5,508,285  $ (12,013,000) $ (26,042,390)
                              ---------  ---------  ---------  ---------  -----------  -------------  -------------
                              ---------  ---------  ---------  ---------  -----------  -------------  -------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  -------------------------------
                                                                                       1997             1996
                                                                                  ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss......................................................................  $   (12,187,756) $     (910,001)
  Adjustments to reconcile net loss to net cash provided by operating activities--
    Depreciation and amortization...............................................       15,473,672       7,286,545
    Deferred income taxes.......................................................          486,519        (451,506)
    Loss on disposition of assets...............................................           19,632       1,961,388
    Extraordinary loss on financing cost........................................        2,497,598         829,416
    Minority interests in income of subsidiaries................................        1,071,342         438,221
    Interest on restricted investments..........................................       (1,553,949)       --
    Other.......................................................................        --                (39,172)
  Changes in current assets and liabilities--
    Accounts receivable.........................................................       (2,056,381)       (997,187)
    Other current assets........................................................       (1,148,883)     (1,113,257)
    Accounts payable............................................................        4,122,827       2,923,990
    Accrued liabilities.........................................................       12,429,907             330
                                                                                  ---------------  --------------
      Net cash provided by operating activities.................................       19,154,528       9,928,767
                                                                                  ---------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..........................................................      (13,780,956)    (15,112,779)
  Acquisitions of selected cellular systems.....................................     (154,784,566)    (30,000,000)
  Deferred costs................................................................       (1,592,979)       --
  Decrease (increase) in receivables--affiliate.................................       (1,047,284)     (1,130,453)
  Refund of deposit.............................................................        3,190,732       2,400,000
  Investments in unconsolidated subsidiaries and other..........................      (21,124,176)       (475,305)
  Proceeds on sale of assets....................................................        --                378,000
                                                                                  ---------------  --------------
      Net cash used in investing activities.....................................     (189,139,229)    (43,940,537)
                                                                                  ---------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable...................................................        --                100,000
  Repayments of notes payable...................................................        --               (800,000)
  Proceeds from long-term debt..................................................      255,250,000      71,000,000
  Repayments of long-term debt..................................................         (797,708)    (35,629,498)
  Cash dividends................................................................       (8,361,266)       (737,556)
  Issuance of preferred stock...................................................        --             10,000,000
  Purchase of treasury stock....................................................        --             (5,913,000)
  Restricted cash and investments...............................................      (66,258,444)       --
  Redemption of RTFC subordinated capital certificates..........................        1,051,057          57,632
  Deferred financing costs......................................................      (10,842,406)     (3,036,775)
                                                                                  ---------------  --------------
      Net cash provided by financing activities.................................      170,041,233      35,040,803
                                                                                  ---------------  --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS.......................................           56,532       1,029,033
CASH AND CASH EQUIVALENTS, beginning of period..................................        1,609,221       1,116,773
                                                                                  ---------------  --------------
CASH AND CASH EQUIVALENTS, end of period........................................  $     1,665,753  $    2,145,806
                                                                                  ---------------  --------------
                                                                                  ---------------  --------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

    The condensed consolidated balance sheets of Dobson Communications Corporation ("DCC") and subsidiaries (collectively with DCC, "the Company") as of September 30, 1997 and December 31, 1996, the condensed consolidated statements of operations for the three and nine months ended September 30, 1997 and 1996, the condensed consolidated statement of stockholders' equity for the nine months ended September 30, 1997, and the condensed consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

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

    On March 3, 1997, the Company purchased the FCC cellular license for, and certain assets relating to, Maryland RSA #2 for $75.8 million. The property is located to the east of the Washington/Baltimore metropolitan area. This acquisition and the one completed on February 28, 1997 are referred to together as the "Maryland/Pennsylvania Acquisition."

    The acquisition transactions were accounted for as purchases and, accordingly, their results of operations have been included in the accompanying consolidated statements of operations from the

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

2. ACQUISITIONS OF SELECTED CELLULAR SYSTEMS (CONTINUED) respective dates of acquisition. The unaudited pro forma information set forth below includes the acquisition of the Kansas/Missouri Cluster and the Maryland/Pennsylvania Cluster accounted for as if the purchases occurred at the beginning of the respective periods presented. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time:

                                  THREE MONTHS ENDED SEPTEMBER  NINE MONTHS ENDED SEPTEMBER
                                              30,                           30,
                                  ----------------------------  ----------------------------
                                      1997           1996           1997           1996
                                  -------------  -------------  -------------  -------------
Operating revenue...............  $  23,406,000  $  19,231,000  $  64,441,000  $  50,995,000
Loss before extraordinary
  items.........................     (3,741,000)    (3,091,000)   (12,860,000)   (12,506,000)
Net loss........................     (3,741,000)    (3,091,000)   (15,264,000)   (12,958,000)
Net loss applicable to common
  stockholders..................     (3,993,000)    (3,407,000)   (15,991,000)   (13,807,000)
Net loss applicable to common
  stockholders per common
  share.........................          (6.97)         (5.94)        (27.90)        (26.22)

    On October 1, 1997, the Company purchased a 75% interest in the Gila River Cellular General Partnership (the "Arizona 5 Partnership"), which owns the cellular license for Arizona RSA #5 as well as the associated tangible operating assets, and Gila River Telecommunications Subsidiary, Inc. ("GRTSI") purchased a 25% interest in the Arizona 5 Partnership. As part of this transaction, the Company purchased the stock of Associated Telecommunications and Technologies, Inc. ("ATTI"), which owned 49% of one of the partners of the Arizona 5 Partnership (with a 41.95% interest). Of the $14.2 million purchase price for ATTI, $9.5 million was paid to a director and the chief executive officer and the chairman of the board of the Company, who together owned two-thirds of the ATTI stock. Upon completion of these transactions, the Company paid a net purchase price of $39.8 million for its 75% interest in the Arizona 5 Partnership. In addition, the Company loaned GRTSI a portion of the purchase price for the 25% interest in the Arizona 5 Partnership it acquired. The Company also guaranteed, on a short-term basis, $10.9 million of indebtedness of GRTSI. Subsequently, the Company has been released from this guarantee.

    As discussed in Note 4, the accompanying balance sheet includes approximately $28.8 million of restricted cash used in the Arizona 5 Partnership acquisition. As of September 30, 1997, the Company had paid approximately $15.1 million in cash relating to the Arizona 5 Partnership acquisition. The related investment is included in the balance sheet as "Investment in unconsolidated subsidiaries and other." In addition, the balance sheet reflects approximately $44.0 million of additional borrowings on the revolving credit facility to finance the October 1, 1997 acquisition.

PENDING ACQUISITIONS

    On October 9, 1997, the Company entered into a definitive agreement to purchase the FCC cellular license for, and certain assets relating to, the Texas RSA #16 for $53.8 million, subject to adjustment. Texas RSA #16 is located in south central Texas in an area bordered by Austin, Houston and San Antonio and

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

2. ACQUISITIONS OF SELECTED CELLULAR SYSTEMS (CONTINUED) covers a population base of approximately 326,000. Management of the Company anticipates the transaction will close late in the first quarter of 1998.

    In November 1997, the Company entered into a definitive agreement to purchase the stock of a corporation which owns a 75% interest in a partnership which owns the FCC cellular license and system for, and certain assets relating to, California RSA #4 for a purchase price of approximately $65.3 million, subject to adjustment. The Company is negotiating to purchase the remaining 25%. California RSA #4 is located in northern California approximately 50 miles inland from California's central coast in an area between Fresno and Modesto. The property covers a population base of approximately 363,000.

PCS LICENSES

    In the second quarter of 1997 the Company was granted PCS licenses in the FCC "F" Block auction for nine markets adjacent to or overlapping the Company's existing cellular footprint in Oklahoma, Kansas and Missouri. The aggregate bid for these licenses was $5.1 million after a 15% discount. The Company financed approximately $4.1 million of the purchase price in July 1997 by notes payable to the United States Government at an annual interest rate of 6.25%. This represented a non-cash financing activity, and accordingly is not reflected in the accompanying statement of cash flows. The obligations will be amortized quarterly over an eight year period beginning in 1999.

3. LONG-TERM DEBT

    The Company's long-term debt consists of the following:

                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                    1997            1996
                                                               --------------  --------------
Revolving credit facility....................................  $  171,000,000  $   75,750,000
Senior notes.................................................     160,000,000        --
Mortgage notes payable.......................................      28,947,018      29,744,726
Other notes payable..........................................       4,056,204        --
                                                               --------------  --------------
Total debt...................................................     364,003,222     105,494,726
Less--Current maturities.....................................       1,223,558       1,190,924
                                                               --------------  --------------
  Total long-term debt.......................................  $  362,779,664  $  104,303,802
                                                               --------------  --------------
                                                               --------------  --------------

REVOLVING CREDIT FACILITY

    On February 28, 1997, the Company's bank credit agreement was amended and restated to provide the Company with a $200,000,000 secured revolving credit facility maturing in 2005. Interest on borrowings under the new credit agreement accrues at variable rates (weighted average rate of 8.83% at September 30, 1997). Initial proceeds were used to refinance existing indebtedness, finance the Maryland/Pennsylvania Acquisition described above and for general corporate purposes, including $7.6 million to pay a dividend to holders of its Class A Common Stock. In connection with the closing of the revolving credit facility, the Company extinguished its then existing credit facility, and recognized a pretax loss of approximately $2.5 million as a result of writing off previously capitalized financing costs associated with the old revolving

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

3. LONG-TERM DEBT (CONTINUED)
credit facility. This loss has been reflected as an extraordinary item, net of tax, in the Company's statement of operations for the nine months ended September 30, 1997.

    On March 19, 1996 the Company amended and restated the old revolving credit agreement. In connection with this amendment, the Company recorded a pretax loss of approximately $.8 million as a result of writing off previously capitalized financing costs. This loss has been reflected as an extraordinary item, net of tax in the accompanying statement of operations for the nine months ended September 30, 1996.

    In April 1997, the Company entered into an interest rate hedge agreement to hedge the Company's interest expense on its indebtedness under the revolving credit facility. The agreement provides for a rate cap of 8% plus a factor, based on the Company's leverage ratio (cap at September 30, 1997 was 10.5%), terminating on the earlier of April 24, 2000 or the date an option to enter into an interest rate swap transaction is exercised by the counterparty. Under the swap agreement, the interest rate would be fixed at 6.13% plus the factor used to determine the rate cap or a floating LIBOR rate, terminating on April 24, 2002. The Company accounts for this as a hedge.

SENIOR NOTES

    On February 28, 1997, the Company issued $160,000,000 principal amount of 11.75% Senior Notes maturing in 2007. The net proceeds were used to finance the Maryland/Pennsylvania Acquisition described above and to purchase securities pledged to secure payment of the first four semi-annual interest payments on the notes, which began on October 15, 1997. The pledged securities are reflected as "restricted investments" in the Company's balance sheet. The senior notes are redeemable at the option of the Company in whole or in part, on or after April 15, 2002, initially at 105.875%. Prior to April 15, 2000, the Company may redeem up to 35% of the principal amount of the senior notes at 111.750% with proceeds from sales of stock, provided that after any such redemption at least $104 million remains outstanding.

4. RESTRICTED CASH AND INVESTMENTS

    Restricted cash and investments consist of an interest pledge deposit of approximately $39.0 million which includes an initial deposit of $38.3 million (as discussed in Note 3) plus interest earned and cash of approximately $28.8 million to be used to finance the Arizona 5 Partnership acquisition (see Note
2).

5. TAXES

    The income tax benefit for the three and nine months ended September 30, 1997 differs from amounts computed at the statutory rate due primarily to net operating losses for which no benefit has been recognized.

6. EARNINGS PER COMMON SHARE

    For purposes of calculating reported weighted average number of common and common equivalent shares outstanding, shares of convertible Class B Preferred Stock issued on March 19, 1996 are considered common equivalent shares outstanding.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

7. RECENT PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation, and disclosure requirements of earnings per share and supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share. Basic earnings per share, which excludes the impact of common stock equivalents, will replace primary earnings per share. Diluted earnings per share, which utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining common stock equivalents, will replace fully-diluted earnings per share. SFAS No. 128 will be effective for both interim and annual periods ending after December 15, 1997. The following pro forma earnings per common share information assumes SFAS No. 128 was adopted in 1996:

                                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                                   SEPTEMBER 30,           SEPTEMBER 30,
                                               ----------------------  ----------------------
                                                  1997        1996        1997        1996
                                               ----------  ----------  ----------  ----------
Reported:
  Primary net loss applicable to common
    shareholders per common share............  $    (6.97) $    (1.55) $   (22.53) $    (3.07)
  Weighted average number of common and
    common equivalent shares outstanding.....     573,152     573,152     573,152     544,319
  Pro forma:
    Basic net loss per common share..........  $   ( 8.44) $    (1.88) $   (27.30) $    (3.53)
Basic weighted average shares................     473,152     473,152     473,152     473,152

    Diluted net income per common share has been omitted because the impact of common stock equivalents is anti-dilutive.

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997, and Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosure about Segments of an Enterprise and Related Information," effective for financial statements for periods beginning after December 15, 1997. The Company plans to adopt both accounting standards as of January 1, 1998.

    SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income, consisting of both net income and those items that bypass the income statement and are reported as a separate component of stockholders' equity, be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not believe that comprehensive income will differ materially from net income.

    SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

7. RECENT PRONOUNCEMENTS (CONTINUED)
services, geographic areas, and major customers. The Company does not anticipate the adoption of this new accounting standard will materially change the business segments currently reported.

8. COMMITMENTS

    Effective December 6, 1995 (amended December 20, 1995 and June 24, 1997), the Company entered into an equipment supply agreement in which the Company agreed to purchase approximately $30 million of cell site and switching equipment between June 24, 1997 and June 23, 2001 to update the cellular systems for the newly acquired and existing MSAs and RSAs. Of the commitment, approximately $17 million remained at September 30, 1997.

9. SUBSEQUENT EVENTS

    The Company intends to issue $150 million of preferred stock in the fourth quarter of 1997. The Company has received a commitment from a financial institution to purchase $30 million of redeemable preferred stock. The preferred stock will not be registered under the Securities Act of 1993 and may not be offered or sold in the United States without registration or absent an applicable exemption from registration requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company provides diversified telecommunication products and services. The Company currently provides rural cellular telephone services in Oklahoma and Texas (the "Oklahoma/Texas Cluster"), in Kansas and Missouri (the "Kansas/Missouri Cluster"), in Maryland and Pennsylvania (the "Maryland/ Pennsylvania Cluster") and Arizona. Upon consummation of the pending acquisitions described below, the Company will also own and operate rural cellular systems in northern California and in south central Texas. The Company also owns interests in, and operates, regional fiberoptic transmission networks in Oklahoma, Texas and Colorado, owns and operates local telephone exchanges in Oklahoma, and recently began to resell local, long distance and wireless services in Oklahoma with plans to begin reselling such services in Tulsa and Amarillo by the second quarter of 1998.

RECENT EVENTS

    In November 1997, the Company entered into a definitive agreement to purchase the stock of a corporation which owns a 75% interest in a partnership which owns the FCC cellular license and system for, and certain assets relating to, California RSA #4 for a purchase price of approximately $65.3 million, subject to adjustment. The Company is negotiating to purchase the remaining 25% interest. California RSA #4 is located in northern California approximately 50 miles inland from California's central coast in an area between Fresno and Modesto. The property covers a population base of approximately 363,000. Management of the Company anticipates the transaction will close in the first quarter of 1998.

    On October 9, 1997, the Company entered into a definitive agreement to purchase the FCC cellular license for, and certain assets relating to, the Texas RSA #16 for $53.8 million, subject to adjustment. Texas RSA #16 is located in south central Texas in an area bordered by Austin, Houston and San Antonio and covers a population base of approximately 326,000. Management of the Company anticipates the transaction will close in the first quarter of 1998.

    On October 1, 1997, the Company purchased a 75% interest in the Gila River Cellular General Partnership (the "Arizona 5 Partnership"), which owns the cellular license for Arizona RSA #5 as well as the associated tangible operating assets, and Gila River Telecommunications Subsidiary, Inc. ("GRTSI") purchased a 25% interest in the Arizona 5 Partnership. As part of this transaction, the Company purchased the stock of Associated Telecommunications and Technologies, Inc. ("ATTI"), which owned 49% of one of the partners of the Arizona 5 Partnership (with a 41.95% interest). Of the $14.2 million purchase price for ATTI, $9.5 million was paid to a director and the chief executive officer and the chairman of the board of the Company, who together owned two-thirds of the ATTI stock. Upon completion of these transactions, the Company paid a net purchase price of $39.8 million for its 75% interest in the Arizona 5 Partnership. In addition, the Company loaned GRTSI a portion of the purchase price for the 25% interest in the Arizona 5 Partnership it acquired. The Company also guaranteed, on a short-term basis, $10.9 million of indebtedness of GRTSI. Subsequently, the Company has been released from this guarantee.

    On February 28, 1997, the Company purchased the FCC cellular licenses for, and certain assets relating to, two MSAs and two RSAs located in Maryland and Pennsylvania for $77.9 million. The properties are located immediately outside the Washington/Baltimore metropolitan area. On March 3, 1997, the Company purchased the FCC cellular license for, and certain assets relating to, Maryland RSA 2 for $75.8 million. The property is located to the east of the Washington/Baltimore metropolitan area. The acquired properties make up the "Maryland/Pennsylvania Cluster."

RESULTS OF OPERATIONS

    The following table presents the period-to-period change, for the periods indicated, in dollars and percent for the various Condensed Consolidated Statements of Operations line items:

                                                                     PERIOD-TO-PERIOD                 PERIOD-TO-PERIOD
                                                                      CHANGE FOR THE                   CHANGE FOR THE
                                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               SEPTEMBER 30, 1997 AND 1996      SEPTEMBER 30, 1997 AND 1996
                                                                   INCREASE/(DECREASE)              INCREASE/(DECREASE)
                                                              ------------------------------   ------------------------------
Operating Revenues:
  Cellular service..........................................   $  5,765,292       129.6%       $  13,589,931        105.4%
  Cellular roaming..........................................      5,461,759       221.5%          12,156,816        216.1%
  Cellular equipment sales..................................        252,661       193.7%             213,926         40.6%
  Wireline telephone service................................        341,248         9.7%           1,190,969         11.8%
  Fiber service.............................................        195,857        31.2%             884,890         53.8%
  Other.....................................................        (26,539)      (11.9)%           (172,981)       (19.7)%
                                                              -------------      ------        -------------      -------
    Total operating revenues................................     11,990,278       105.0%          27,863,551         88.0%
                                                              -------------      ------        -------------      -------
Operating Expenses:
  Cellular service..........................................      3,017,805       241.2%           6,532,021        209.3%
  Cellular equipment........................................        368,291        54.5%           1,120,356         65.4%
  Wireline telephone service................................        (73,219)      (13.5)%             69,336          5.0%
  Fiber service.............................................         24,738        53.8%              70,471         48.4%
  Marketing and selling.....................................      2,048,885       155.5%           4,194,552        127.7%
  General and administrative................................      1,774,756        58.7%           5,590,510         67.6%
  Depreciation and amortization.............................      2,763,532        88.7%           8,187,127        112.4%
                                                              -------------      ------        -------------      -------
    Total operating expenses................................      9,924,788        99.5%          25,764,373        102.2%
                                                              -------------      ------        -------------      -------
Operating income............................................      2,065,490       143.3%           2,099,178         32.5%
                                                              -------------      ------        -------------      -------
Other expense...............................................      4,760,580       222.3%          10,813,788        163.2%
                                                              -------------      ------        -------------      -------
Loss before minority interests in income of subsidiaries,
  income taxes and extraordinary items......................     (2,695,090)     (385.2)%         (8,714,610)    (5,011.9)%
Minority interests in income of subsidiaries................       (299,316)     (140.1)%           (876,091)      (199.9)%
                                                              -------------      ------        -------------      -------
Loss before income taxes and extraordinary items............     (2,994,406)     (327.8)%         (9,590,701)    (1,566.9)%
Income tax benefit..........................................       (170,081)      (50.4)%            174,602         71.5%
                                                              -------------      ------        -------------      -------
Loss before extraordinary items.............................     (3,164,487)     (549.2)%         (9,416,099)    (2,559.1)%
Extraordinary expense, net of income tax benefit............       --            --                1,861,656        343.4%
                                                              -------------      ------        -------------      -------
Net loss....................................................   $ (3,164,487)     (549.2)%      $ (11,277,755)    (1,239.3)%
                                                              -------------      ------        -------------      -------
                                                              -------------      ------        -------------      -------

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED
  SEPTEMBER 30, 1996

    OPERATING REVENUE. For the three months ended September 30, 1997, total operating revenue increased $12.0 million, or 105.0%, to $23.4 million from $11.4 million for the comparable period in 1996. Total cellular revenue, wireline revenue and fiber revenue represented 79%, 16%, and 4% of total operating revenue, respectively, during the three months ended September 30, 1997 and 62%, 31%, and 6% of total operating revenue, respectively, during the three months ended September 30, 1996.

    CELLULAR. The Company's operating revenue from its cellular operations (service, roaming, and equipment) increased $11.5 million, or 162.9%, to $18.5 million in the third quarter of 1997, from $7.0 million in the third quarter of 1996. Cellular service revenue increased $5.8 million, or 129.6%, to $10.2 million in the third quarter of 1997 from $4.4 million in the third quarter of 1996. Of the increase, $4.7 million was attributable to the acquisition of the Maryland/Pennsylvania Cluster in 1997. The remaining increase was primarily attributable to increased penetration and usage in the Oklahoma/Texas Cluster and the Kansas/Missouri Cluster. The Company's cellular subscriber base increased 168.6% to 85,185 at September 30, 1997, from 31,709 at September 30, 1996. 42,608 subscribers were added as a result of the acquisition of the Maryland/Pennsylvania Cluster. The Company's average monthly cellular service revenue per subscriber decreased 14.8% to $40.67 for the three months ended September 30, 1997 from $47.74 for the comparable period in 1996 due to the addition of new lower rate subscribers in the Maryland/Pennsylvania Cluster and competitive market pressures. Cellular roaming revenue increased $5.5 million, or 221.5%, to $7.9 million in 1997 from $2.5 million in the third quarter of 1996. Of the increase, $4.9 million was attributable to the acquisition of the Maryland/Pennsylvania Cluster in 1997. The remaining increase was primarily attributable to increased roaming minutes in the Oklahoma/Texas Cluster and Kansas/Missouri Cluster due to expanded coverage area in these markets and an increase in cellular minutes of use. Cellular equipment sales of $.4 million in the third quarter of 1997 represented an increase of $.3 million or 194% from $.1 million in the third quarter of 1996, as the Company sold more equipment during the third quarter of 1997.

    WIRELINE. Wireline operations revenue increased $.4 million, or 9.7%, to $3.9 million for the three months ended September 30, 1997 compared to $3.5 million for the same period in 1996 due primarily to an increase in toll charges and an increase in the number of access lines from 11,959 as of September 30, 1996 to 12,475 as of September 30, 1997.

    FIBER. The Company's revenue from its fiber operations increased $.2 million, or 31.2%, to $.8 million in the third quarter of 1997 from $.6 million in the third quarter of 1996 primarily as a result of an increase in the number of fiber lines, bringing the total lines leased to an equivalent of 49 DS3s at September 30, 1997 compared to 34 at September 30, 1996.

    OTHER. For the three months ended September 30, 1997 and 1996, other income of $.2 million included rental revenue for the use of Company owned facilities, interest on loans to Company employees and affiliates, management fees from affiliates and other telecommunications services such as internet and voice mail.

    COST OF SERVICE AND EQUIPMENT SALES. For the three month period ended September 30, 1997, the total cost of service and equipment sales increased $3.4 million, or 132.8%, to $5.9 million from $2.5 million for the comparable period in 1996.

    CELLULAR. Cost of cellular service increased $3.0 million, or 241.2% to $4.3 million during the three months ended September 30, 1997 from $1.3 million for the three months ended September 30, 1996. Of the increase, $2.5 million was attributable to the acquisition of the Maryland/Pennsylvania Cluster in 1997. The remaining increase was primarily attributable to increased subscribers and minutes of use in the Oklahoma/Texas Cluster and Kansas/Missouri Cluster and expanded use of rerating agreements with cellular providers adjacent to the Company's markets. As a percentage of cellular service and roaming revenue, cost of cellular service increased from 18.1% in the third quarter of 1996 to 23.5% in the third quarter of 1997. This is primarily due to the expanded use of rerating agreements noted above, as well as additional facility lease costs relating to the Maryland RSA #2 acquisition. Cost of cellular equipment increased $.4 million, or 54.5%, to $1.0 million during the third quarter of 1997 from $.6 million in the third quarter of 1996, primarily from increases in the volume of equipment sold due to the growth in subscribers.

    WIRELINE. Cost of wireline telephone service decreased $73,000, or 13.5%, to $467,000 during the third quarter of 1997 from $540,000 in the third quarter of 1996. As a percentage of wireline telephone service revenue, cost of wireline telephone service decreased to 12.1% in the third quarter of 1997 from 15.4% in the third quarter of 1996. This is primarily due to increased revenue received in the third quarter of 1997 compared to the third quarter of 1996 from the National Exchange Carrier Association pool that has no associated cost of service.

    FIBER. Cost of fiber service increased $25,000, or 53.8%, to $71,000 in the third quarter of 1997 from $46,000 in the third quarter of 1996 as a result of adding additional fiber lines.

    MARKETING AND SELLING COSTS. Marketing and selling costs increased $2.1 million, or 155.5%, to $3.4 million in the third quarter of 1997 from $1.3 million in the comparable period of 1996. As a percentage of total operating revenue, marketing and selling costs increased to 14.4% in the third quarter of 1997 from 11.5% in the third quarter of 1996. The increase was primarily due to the higher level of cellular subscribers added period to period. Gross cellular subscribers added in the third quarter of 1997 was 9,031 with subscribers added in the Maryland/Pennsylvania Cluster since the acquisition making up 4,711 of the gross cellular subscribers added in the third quarter of 1997. The number of gross cellular subscribers added in the third quarter of 1996 was 2,802. Additionally, the Company incurred $.3 million of marketing costs in the third quarter of 1997 associated with the October launch of its resale operations.

    GENERAL AND ADMINISTRATIVE COSTS. For the three month period ended September 30, 1997, general and administrative costs increased $1.8 million, or 58.7%, to $4.8 million from $3.0 million for the third quarter of 1996. The increase was primarily due to increased billing costs as a result of the growth in cellular subscribers, the acquisition of the Maryland/Pennsylvania Cluster and increased salary costs resulting from additional personnel in the Company's cellular, fiber, and resale operations. As a percentage of total operating revenue, general and administrative costs decreased from 26.5% in the third quarter of 1996 to 20.5% in the third quarter of 1997. The decrease as a percentage of total operating revenue is a result of economies of scale realized as the Company integrated its new cellular operations into its existing management structure.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the three month period ended September 30, 1997, depreciation and amortization expense increased $2.8 million, or 88.7%, to $5.9 million in the third quarter of 1997 from $3.1 million in the third quarter of 1996. Amortization of assets acquired in the Maryland/Pennsylvania Cluster accounted for $3.2 million of the increase, which was offset by a decrease from certain other assets becoming fully depreciated in 1996.

    OTHER EXPENSE. For the three months ended September 30, 1997, total other expense (consisting of interest income, interest expense and other) increased $4.8 million, or 222.3% to $6.9 million from $2.1 million for the comparable period in 1996. Interest income of $.9 million, was a result of interest earned on securities purchased which were pledged to secure payment of the first four semi-annual interest payments on the Senior Notes. For the third quarter of 1997, interest expense increased $5.9 million to $7.8 million from $1.9 million in the comparable period of 1996. The increase was primarily a result of increased borrowings in the first quarter 1997 to finance the Maryland/Pennsylvania Cluster acquisition. For the third quarter of 1997, other expense decreased $.3 million from the comparable period in 1996.

This is primarily the result of a $.2 million loss recognized in the third quarter of 1996 relating to a sale of assets.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER
  30, 1996

    OPERATING REVENUE. For the nine months ended September 30, 1997, total operating revenue increased $27.8 million, or 88.0% to $59.5 million from $31.7 million for the comparable period in 1996. Total cellular revenue, wireline revenue and fiber revenue represented 76%, 19%, and 4% of total operating revenue, respectively, during the nine months ended September 30, 1997 and 60%, 32%, and 5% of total operating revenue, respectively, during the nine months ended September 30, 1996.

    CELLULAR. The Company's operating revenue from its cellular operations (service, roaming, and equipment) increased $26.0 million, or 136.3%, to $45.0 million for the first nine months of 1997, from $19.0 million in the comparable period of 1996. Cellular service revenue increased $13.6 million, or 105.4%, to $26.5 million in the nine months ended September 30, 1997 from $12.9 million in the comparable period of 1996. Of the increase, $11.3 million was attributable to the acquisition of the Maryland/Pennsylvania Cluster in 1997 and the inclusion of the operations of the Kansas/Missouri Cluster, which was acquired March 19, 1996, for all of 1997. The remaining increase was primarily attributable to increased penetration and usage in the Oklahoma/Texas Cluster and Kansas/Missouri Cluster. The Company's cellular subscriber base increased 168.6% to 85,185 at September 30, 1997, from 31,709 at September 30, 1996.
42,608 subscribers were added as a result of the acquisition of the Maryland/ Pennsylvania Cluster. The Company's average monthly cellular service revenue per subscriber decreased 14.2% to $41.08 for the nine months ended September 30, 1997 from $47.87 for the comparable period in 1996 due to the addition of new lower rate subscribers in the Maryland/Pennsylvania Cluster and competitive market pressures.

    Cellular roaming revenue increased $12.2 million, or 216.1%, to $17.8 million in the nine-month period ended September 30, 1997 from $5.6 million in the comparable period of 1996. Of the increase, $10.0 million was attributable to the acquisition of the Maryland/Pennsylvania Cluster in 1997 and the inclusion of the operations of the Kansas/Missouri Cluster, which was acquired on March 19, 1996, for all of 1997. The remaining increase was primarily attributable to increased roaming minutes in the Oklahoma/ Texas Cluster and Kansas/Missouri Cluster due to expanded coverage areas in these markets and an increase in cellular minutes of use. Cellular equipment sales of $.7 million in the first nine months of 1997 represented an increase of $.2 million or 40.6% from $.5 million in the comparable period of 1996, as the Company sold more equipment in 1997.

    WIRELINE. Wireline operations revenue increased $1.2 million, or 11.8%, to $11.3 million for the nine months ended September 30, 1997 compared to $10.1 million for the same period in 1996 due primarily to an increase in toll charges and an increase in the number of access lines from 11,959 as of September 30, 1996 to 12,475 as of September 30, 1997.

    FIBER. The Company's revenue from its fiber operations increased $.9 million, or 53.8%, to $2.5 million in the first nine months of 1997 from $1.6 million in the same period of 1996 due primarily as a result of an increase in the number of fiber lines, bringing the total lines leased to an equivalent of 49 DS3s at September 30, 1997 compared to 34 at September 30, 1996.

    OTHER. For the nine months ended September 30, 1997 and 1996, other income of $.7 million and $.9 million, respectively, included rental revenue for the use of Company-owned facilities, interest on loans to Company employees and affiliates, management fees from affiliates and other telecommunications services such as internet and voice mail.

    COST OF SERVICE AND EQUIPMENT SALES. For the nine-month period ended September 30, 1997, the total cost of service and equipment sales increased $7.8 million, or 122.6%, to $14.2 million from $6.4 million for the comparable period in 1996.

    CELLULAR. Cost of cellular service increased $6.5 million, or 209.3%, to $9.7 million during the nine months ended September 30, 1997 from $3.2 million in the same period of 1996. Of the increase $5.3 million was attributable to the acquisition of the Maryland/Pennsylvania Cluster in 1997 and the inclusion of the operations of the Kansas/Missouri Cluster for all of the 1997 period. The remaining $1.2 million was primarily attributable to increased subscribers and minutes of use in the Oklahoma/Texas Cluster and Kansas/Missouri Cluster and expanded use of rerating agreements with cellular providers adjacent to the Company's markets. As a percentage of cellular service and roaming revenue, cost of cellular service increased from 16.8% in the first nine months of 1996 to 21.8% in the first nine months of 1997. This is primarily due to the expanded use of rerating agreements noted above, as well as additional facility lease costs relating to the Maryland RSA #2 acquisition. Cost of cellular equipment increased $1.1 million or 65.4% to $2.8 million for the nine months ended September 30, 1997 from $1.7 million in the same period of 1996, primarily from increases in the volume of equipment sold due to the growth in subscribers.

    WIRELINE. Cost of wireline telephone service increased $.1 million, or 5.0%, to $1.5 million for the first nine months of 1997 from $1.4 million from the same period in 1996. As a percentage of wireline telephone service revenue, cost of wireline telephone service decreased slightly from 13.7% for the first nine months of 1996 to 12.8% for the same period of 1997.

    FIBER. Cost of fiber service increased $.1 million, or 48.4%, to $.2 million in the first nine months of 1997 from $.1 million in the same period of 1996. The increase was the result of increased DS3 equivalents.

    MARKETING AND SELLING COSTS. Marketing and selling costs increased $4.2 million, or 127.7%, to $7.5 million in the first nine months of 1997 from $3.3 million in the same period of 1996. The increase was primarily due to the higher level of cellular subscribers added period to period. Gross cellular subscribers added in the first nine months of 1997 was 22,273 with subscribers added in the Maryland/Pennsylvania Cluster since its acquisition making up 10,907 of the gross cellular subscribers added. The number of gross cellular subscribers added in the first nine months of 1996 was 7,607. Additionally, the Company incurred $.3 million of marketing costs in the first nine months of 1997 associated with the October 1997 launch of its resale operations. As a percentage of total operating revenue, marketing and selling costs increased to 12.6% for the first nine months of 1997 from 10.4% in the same period of 1996.

    GENERAL AND ADMINISTRATIVE COSTS. For the nine-month period ended September 30, 1997, general and administrative costs increased $5.6 million, or 67.6%, to $13.9 million from $8.3 million for 1996. The increase was primarily due to increased billing costs as a result of the growth in cellular subscribers, the acquisition of the Maryland/Pennsylvania Cluster, the inclusion of the Kansas/Missouri Cluster for all of 1997, and increased salary costs resulting from additional personnel in the Company's cellular, fiber, and resale operations. As a percentage of total operating revenue, general and administrative costs decreased from 26.1% in the first nine months of 1996 to 23.3% in the same period of 1997. The decrease is a result of economies of scale realized as the Company integrated its new cellular operations into its existing management structure.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the nine-month period ended September 30, 1997, depreciation and amortization expense increased $8.2 million, or 112.4%, to $15.5 million from $7.3 million in the same period of 1996. Approximately $8.1 million of the increase was the result of the amortization of assets acquired in the Maryland/Pennsylvania and Kansas/Missouri Clusters.

    OTHER EXPENSE. For the nine months ended September 30, 1997, total other expense (consisting of interest income, interest expense, and other income/expense) increased $10.8 million, or 163.2%, to $17.4 million from $6.6 million for the comparable period in 1996. Interest income of $1.9 million for the first nine months of 1997 was a result of interest earned on securities purchased which were pledged to secure payment of the first four semi-annual interest payments on the Senior Notes. For the first nine months of 1997, interest expense increased $14.8 million to $19.5 million from $4.7 million in the comparable period of 1996. The increase was primarily the result of increased borrowings during the first nine months of 1997 to finance the Maryland/Pennsylvania Cluster acquisitions. For the first nine months of 1997, other income/expense decreased $2.0 million for the comparable period in 1996. This is primarily the result of a $2.0 million loss recognized during the first nine months of 1996 relating to the sale of assets.

    EXTRAORDINARY EXPENSE. In the first nine months of 1997 and 1996, the Company incurred a pretax loss of approximately $2.5 million and $.8 million, respectively, as a result of writing off previously capitalized financing costs associated with a revolving credit facility that was refinanced in February 1997 and March 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The cellular telephone business requires substantial capital to acquire, construct, and expand cellular telephone systems and to fund operating requirements. The Company historically has financed its acquisitions and other capital needs through bank debt and proceeds from the sale of debt and equity. The Company's wireline businesses have historically been financed through government loans.

    At September 30, 1997, the Company had working capital of $15.9 million (a ratio of current assets to current liabilities of 1.6:1) and a cash balance of $22.9 million ($21.2 million of which was restricted), compared to working capital of $11.0 million (a ratio of current assets to current liabilities of 2.2:1) and a cash balance of $1.6 million at December 31, 1996 (none of which was restricted).

    The Company's net cash provided by operating activities totaled $19.2 million for the nine months ended September 30, 1997 compared to $9.9 million for the nine months ended September 30, 1996. The increase of $9.3 million was primarily due to net changes in current assets and liabilities and depreciation and amortization, offset by the Company's net loss for the period.

    Cash flow used in investing activities, which totaled $43.9 million and $189.1 million in the nine months ended September 30, 1996 and 1997, respectively, principally related to the acquisition of cellular systems in the Kansas/Missouri Cluster in 1996 and the Maryland/Pennsylvania Cluster in 1997, as well as capital expenditures in both periods. Acquisitions accounted for $30 million and $154.8 million and capital expenditures were $15.1 million and $13.8 million in the nine months ended September 30, 1996 and 1997, respectively.

    The Company's capital expenditures (excluding cost of acquisitions) were $13.8 million for the nine month period ended September 30, 1997, and the Company expects its capital expenditures (excluding capital expenditures associated with the pending acquisitions of Texas RSA #16 and California RSA #4) to total approximately $19 million for 1997 and $31 million for 1998. Of the capital expenditures expected to be made in 1998, $16 million is expected to be made in its cellular operations (to build out new cell sites and new store locations and to replace equipment in the Maryland/Pennsylvania Cluster currently being leased), $7 million is expected to be made in its wireline operations, $4 million is expected to be made in its resale operations and $2 million is expected to be made in its fiber operations (primarily for electronics to increase capacity). The amount and timing of capital expenditures may vary depending on the rate at which the Company expands and develops its cellular systems, whether the Company consummates additional acquisitions, the rate at which the Company builds out a PCS system, whether the Company expands its fiberoptic network or local exchange operations and the adoption of new regulations relating to support revenue.

    In April 1997, the Company was granted PCS licenses in the FCC "F" Block auction for nine markets adjacent to or overlapping the Company's existing cellular footprint in Oklahoma, Kansas and Missouri. The aggregate bid for these licenses was $5.1 million after a discount of 15%. The Company financed approximately $4.1 million of the purchase price in July 1997 by notes payable to the United States

Government at an annual interest rate of 6.25%, amortized quarterly over eight years beginning in 1999. The Company is required to build out systems covering 25% of the licensed population by 2002. The Company currently anticipates that the cost to build out the minimum PCS system will be $10 million to $30 million. The actual amount of the expenditures will depend on the PCS technology selected by the Company, the extent of the Company's buildout, the costs at the time of buildout and the extent the Company must relocate incumbent microwave licensees.

    Net cash provided by financing activities was $170 million for the nine months ended September 30, 1997 compared to $35 million for the nine months ended September 30, 1996. Financing activities in the nine months ended September 30, 1997 consisted primarily of $255.3 million of proceeds from long-term debt, including the issuance of $160 million of Senior Notes and borrowings under the Bank Facility.

    During the first quarter of 1997, the Company established a $200 million secured revolving bank credit facility maturing in 2005 (the "Bank Facility"), and issued $160 million principal amount of 11.75% Senior Notes due 2007. See
Note 3 of the notes to the accompanying financial statements.

    In April 1997, the Company entered into an interest rate hedge agreement to hedge the Company's interest expense on its indebtedness under the Bank Facility. The agreement provides for a rate cap of 8% plus a factor, based on the Company's leverage ratio (cap at September 30, 1997 was 10.5%), terminating on the earlier of April 24, 2000 or the date an option to enter into an interest rate swap transaction is exercised by the counterparty. Under the swap agreement, the interest rate would be fixed at 6.13% plus the factor used to determine the rate cap or a floating LIBOR rate, terminating on April 24, 2002. The Company accounts for this as a hedge.

    The Company intends to issue $150 million of redeemable preferred stock in the fourth quarter of 1997 to finance a portion of the purchase price for the California RSA #4 and Texas RSA #16 acquisitions and to pay down existing debt. The Company has received a commitment from a financial institution to purchase of $30 million of redeemable preferred stock. The preferred stock will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States without registration or absent an applicable exemption from registration requirements. The Company is presently engaged in preliminary discussions with lenders to establish an additional bank credit facility for financing future acquisitions.

    Although there can be no assurance, management believes the proceeds available from the revolving credit facility, the proposed $150 million preferred stock offering, together with cash on hand and cash flow from operations, will be sufficient to fund the Company's capital expenditures, including the Texas RSA #16 and California RSA #4 acquisitions, and its working capital and debt service requirements. At September 30, 1997, the Company had approximately $29.0 million of funds available under the Bank Facility. The Company will require additional financing to pursue other acquisitions and to meet the required PCS buildout. Sources of additional capital may include public or private debt or equity financings. There can be no assurance that any additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company and within the limitations contained in the Company's financing arrangements. The successful implementation of the Company's strategy, including the further development of its cellular systems and significant and sustained growth in the Company's cash flows, is necessary for the Company to meet its debt service requirements.

FORWARD-LOOKING STATEMENTS

    The description of the Company's plans set forth above, including planned capital expenditures and acquisitions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. The important factors that could cause actual capital expenditures, acquisitions activity, or the Company's performance to differ materially from the forward-looking statements include, without limitation, the Company's ability to satisfy the financial covenants of its existing debt instruments and to raise additional capital; the Company's ability to manage its rapid growth successfully and to compete effectively in its cellular, fiber and resale businesses against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than those of the Company; and adverse regulatory changes. Readers are cautioned not to place reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise the result of these forward looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events. For further information regarding these and other risk factors, see "Risk Factors" and "Business" in the Company's Prospectus dated May 14, 1997 filed with the Securities and Exchange Commission under Rule 424(b) of the Securities Act of 1933.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Not applicable

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Not applicable

ITEM 2.  CHANGES IN SECURITIES

    Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

ITEM 5.  OTHER INFORMATION

    Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       The following exhibits are filed as a part of this report:

EXHIBIT
NUMBER DESCRIPTION
------ --------------------------------------------------------------------------
  27   Financial Data Schedule

    (b) Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DOBSON COMMUNICATIONS
                                      CORPORATION
                                      (registrant)

Date: November 19, 1997                   /s/ EVERETT R. DOBSON
                                      ------------------------------
                                            Everett R. Dobson
                                          CHAIRMAN OF THE BOARD,
                                              PRESIDENT AND
                                         CHIEF EXECUTIVE OFFICER

Date: November 19, 1997                  /s/ BRUCE R. KNOOIHUIZEN
                                      ------------------------------
                                           Bruce R. Knooihuizen
                                         VICE PRESIDENT AND CHIEF
                                            FINANCIAL OFFICER
                                      (PRINCIPAL FINANCIAL OFFICER)