Form 10-K405
period 1997-12-31
DOBSON COMMUNICATIONS CORP
filed 1998-03-31
CIK 1035985

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934

      FOR THE TRANSITION PERIOD FROM                  TO

                         COMMISSION FILE NO. 333-23769

                            ------------------------

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

    Securities registered pursuant to 12(b) of the Act: NONE

    Securities registered pursuant to 12(g) of the Act: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 15, 1998, there were 473,152 shares of the registrant's $1.00 par value Class A Common Stock outstanding. The Common Stock is privately held by affiliates of the registrant.

    Documents incorporated by reference: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       DOBSON COMMUNICATIONS CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                               TABLE OF CONTENTS

 ITEM NUMBER                                                                                                         PAGE
-------------                                                                                                        -----
                                                           PART I

         1     Business.........................................................................................           1
         2     Properties.......................................................................................          24
         3     Legal Proceedings................................................................................          24
         4     Submission of Matters to a Vote of Security Holders..............................................          25

                                                           PART II

         5     Market for Registrant's Common Equity and Related Stockholder Matters............................          25
         6     Selected Financial Data..........................................................................          26
         7     Management's Discussion and Analysis of Financial Condition and Results of Operations............          27
         7A    Quantitative and Qualitative Disclosure About Market Risk........................................          40
         8     Financial Statements and Supplementary Data......................................................          41
         9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............          69

                                                          PART III

        10     Directors and Executive Officers of the Registrant...............................................          69
        11     Executive Compensation...........................................................................          71
        12     Security Ownership of Certain Beneficial Owners and Management...................................          74
        13     Certain Relationships and Related Transactions...................................................          76

                                                           PART IV

        14     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................          79

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

    Dobson Communications Corporation ("Dobson" or the "Company") provides diversified telecommunications products and services in eight states across the country. The Company was organized in Oklahoma in 1936 as Dobson Telephone Company and adopted its current organizational structure in 1998. The Company operates in two telecommunications business segments: wireless and wireline. Segment reporting information may be found in Note 12 to the consolidated financial statements in Item 8.

    Dobson's wireless operations focus on the ownership, operation and development of rural cellular systems. The Company currently provides rural cellular telephone services in RSAs and small MSAs in western Oklahoma and the Texas panhandle, in northeastern Kansas and northwestern Missouri near Kansas City, in Maryland and Pennsylvania near the Washington-Baltimore metropolitan area, in Arizona between Phoenix and Tucson and in south-central Texas. Upon consummation of the proposed wireless acquisitions of California 4 and Santa Cruz, the Company will also own and operate rural cellular systems in northern and southern California. In addition, the Company recently purchased PCS licenses covering 9 BTAs in Oklahoma, Kansas and Missouri.

    Dobson's wireline operations include competitive local exchange carrier ("CLEC") operations which recently began providing services in October 1997 and currently operates in three markets, including Oklahoma City and Tulsa, Oklahoma and Amarillo, Texas. Upon consummation of the Pending Wireline Acquisitions, the Company will also provide services in five major Texas markets, including Houston, Dallas, Fort Worth, San Antonio and Austin. Dobson's wireline operations also include local telephone exchange ("local exchange") services in Oklahoma and regional fiber optic transmission networks ("fiber") in Oklahoma, Texas and Colorado.

    The Company was incorporated under the laws of the State of Oklahoma in February 1997. The principal executive offices of the Company are located at 13439 North Broadway Extension, Suite 200, Oklahoma City, OK 73114 and its telephone number is (405) 391-8500.

    For definitions of certain terms used in this Form 10-K, see "Certain Terms" at the end of this Item 1.

                              WIRELESS OPERATIONS

HISTORY

    The Company's wireless business began in 1990 when it initiated operations in part of the Oklahoma/ Texas Cluster. Since then, the Company has developed organizational, marketing and operational programs designed to increase the number and stability of subscribers, promote superior customer service, control subscriber acquisition costs and enhance operating cash flow. These programs include increasing the Company's local presence by adding retail outlets and participating in community affairs, expanding coverage through the addition of cell sites, enhancing system technology and offering simplified rate plans. For the years ended December 31, 1997, 1996 and 1995, wireless service revenue accounted for 45%, 41% and 40%, respectively, of the Company's consolidated revenue, while wireless roaming revenue accounted for 31%, 18% and 13%, respectively, of the Company's consolidated revenue.

    The following table sets forth the chronology of wireless acquisitions made by the Company:

CELLULAR SYSTEMS                                                        DATE ACQUIRED
---------------------------------------------------  ---------------------------------------------------
Oklahoma/Texas Cluster.............................  August 1989--September 1991
Kansas/Missouri Cluster............................  March 1996
Maryland/Pennsylvania Cluster......................  February--March 1997
Arizona 5..........................................  October 1997
Texas 16...........................................  January 1998

BUSINESS STRATEGY

    The wireless operations' primary business strategy is to focus on the development and acquisition of rural cellular systems. The principal elements of the Company's strategy include the following:

    LEVERAGE STRATEGIC RELATIONSHIPS. The Company develops strategic relationships with operators of cellular systems in major MSAs near the Company's systems. These relationships include reciprocal roaming agreements which allow the Company's subscribers to use the system in the neighboring MSA at favorable rates which, in certain circumstances, are comparable to the subscriber's home rates. Under these agreements, similar benefits are available to the MSA operator's subscribers roaming in the Company's areas. The Company seeks to enter into agreements with the operator marketing its cellular services under the predominant brand name in the neighboring MSA. As part of these relationships, the Company will implement the digital technology in its system area which is selected in the neighboring MSA. By entering into these strategic agreements, the Company is able to increase its roaming revenue, offer its subscribers larger home rate areas and leverage the recognized brand names of its partners and their extensive marketing efforts.

    AGGRESSIVE LOCAL MARKETING AND PROMOTION OF WIRELESS SERVICES. The Company's marketing objective is to distinguish the Company as the local market's leading wireless services provider, stressing its service quality, local sales offices staffed with local personnel, and commitment to the community. The Company's sales efforts are conducted primarily through its direct sales force operating out of its local retail stores, and, to a lesser extent, through independent agents in other retail outlets. Management believes that, as an operator with strong local distribution of products and services, the Company has an advantage over its competitors which do not emphasize a local presence or focus on local market requirements and community involvement. The Company intends to continue to open new retail outlets and introduce simplified rate plans in each of its market areas.

    TARGETED SALES EFFORTS. The Company focuses its marketing programs on attracting subscribers who are likely to generate high monthly revenue and low churn rates. Local management undertakes extensive market research to identify and design marketing programs to attract these subscribers and tailor distinctive rate plans and roaming rates to emphasize the quality, value and advantage of the Company's cellular service. In addition, the Company has implemented a sales force compensation system designed to maximize the acquisition of these high use, reduced churn subscribers, which is intended to result in higher monthly revenue per subscriber and lower marketing and selling costs per gross additional subscriber.

    SUPERIOR CUSTOMER SERVICE. The Company strives to maintain a high level of customer satisfaction through a variety of techniques, including maintaining 24-hour customer service and active ongoing contact with customers. Customer service is supported on a local level through the Company's direct sales force and its retail stores, and through regional customer service centers. The Company believes that its emphasis on superior customer service has enabled it to achieve an average monthly churn rate of 1.89% for the year ended December 31, 1997.

    CONTINUED SYSTEM DEVELOPMENT AND EXPANSION. The Company intends to continue to expand and improve coverage, increase capacity and build out its systems. The Company believes that expanding and improving coverage and capacity in its systems will attract additional subscribers, enhance the use of its systems by existing subscribers, increase roaming activity due to the larger geographic area covered by the cellular network and further enhance the overall efficiency of the network.

    The Company is upgrading its systems with digital technology to enable it to increase roaming (by servicing the increasing number of digital cellular subscribers and PCS subscribers with dual mode phones) and provide enhanced capabilities, including caller ID, longer battery life and zone billing. The Company recently completed upgrading its system in the Oklahoma/Texas Cluster to analog/IS-136 TDMA digital technology, and is currently upgrading its Maryland/Pennsylvania Cluster to analog/IS-136 TDMA. In Arizona 5, the Company has completed the upgrade of its core cell sites to analog/CDMA. The timing and extent of the upgrading of the Company's other systems will depend upon the technology selected by the Company's neighboring strategic partners, market conditions and financial considerations.

    DISCIPLINED EXPANSION THROUGH ACQUISITIONS. The Company continuously evaluates opportunities to create new cellular clusters or expand current clusters by acquisitions of additional cellular systems. In evaluating acquisitions, the Company targets RSAs and small MSAs that have some or all of the following characteristics: (i) are adjacent to major metropolitan areas;
(ii) have a strong demographic profile, including positive population growth trends; (iii) include a high concentration of expressway corridors that facilitate a significant amount of roaming activity; (iv) are large enough, or offer clustering opportunities, to obtain certain economies of scale; (v) have underdeveloped areas with low penetration levels; (vi) generate positive operating cash flow; (vii) have the potential to develop a strategic relationship with operators of neighboring cellular systems and the ability to offer services under a leading brand name; and (viii) are likely to have fewer PCS competitors.

    The Company is presently evaluating, and in discussions with, a number of acquisition candidates. The Company has recently entered into definitive agreements to purchase the FCC licenses for, and certain assets relating to, California 4 and Santa Cruz and has also entered into non-binding letters of intent to purchase the FCC license for, and certain assets relating to, California 7 and Texas 7. Even though the letter of intent with respect to the Texas 7 Acquisition has expired, negotiations are continuing.

MARKETS AND SYSTEMS

    The following table sets forth certain data with respect to the Company's existing cellular systems as of December 31, 1997.

                                                                                       TOTAL         MARKET
CELLULAR SYSTEMS                               TOTAL POPS  OWNERSHIP    NET POPS   SUBSCRIBERS(1) PENETRATION(2)
---------------------------------------------  ----------  ----------  ----------  -------------  -------------
Oklahoma/Texas Cluster(3)....................     344,300     (4)         256,484       36,226          10.5%
Kansas/Missouri Cluster(5)...................     243,800        100%     243,800        6,245           2.6%
Maryland/Pennsylvania Cluster(6).............     874,200        100%     874,200       49,224           5.6%
Arizona 5 RSA................................     184,400         75%     138,300        8,398           4.6%
                                               ----------              ----------  -------------       ------
Total........................................   1,646,700               1,512,784      100,093           6.1%
                                               ----------              ----------  -------------       ------
                                               ----------

------------------------

(1) As of December 31, 1997.

(2) Determined by dividing total subscribers by the total Pops covered by the applicable FCC cellular license.

(3) The Oklahoma/Texas Cluster includes the following: Oklahoma 5 RSA, Oklahoma 7 RSA, Texas 2 RSA, Enid, OK MSA, and Oklahoma 2 RSA. The Company also owns a 5% interest in a partnership which owns a cellular system in Oklahoma 3 RSA, which had total Pops of 205,600. Information on the Oklahoma 3 RSA is excluded because the Company does not manage the system.

(4) The Company is the operating manager for partnerships which own the FCC licenses for, and assets relating to, the Oklahoma 5 RSA, Oklahoma 7 RSA and Texas 2 RSA. The Company's ownership interests in these partnerships are 64.4%, 64.4% and 61.0%, respectively. The Company owns 100% of both the Enid, OK MSA and Oklahoma 2 RSA.

(5) The Kansas/Missouri Cluster includes the following: Kansas 5 RSA, Missouri 1 RSA, Missouri 4 RSA and Missouri 5 RSA. The Company also operates Missouri 2 RSA under an interim operating authority granted by the FCC which will terminate after the permanent licensee commences commercial service in the market. The FCC has issued a license for Missouri 2 RSA to a permanent licensee, but the issuance has been challenged. The FCC license for the Missouri 5 RSA covers only the Linn County portion of the RSA. Information for this RSA relates only to the area covered by the Company's FCC license.

(6) The Company's Maryland/Pennsylvania Cluster includes the following: Maryland 2 RSA, Cumberland, MD MSA, Hagerstown, MD MSA, Maryland 3 RSA, and Pennsylvania 10 West RSA. The FCC license for the Cumberland, MD MSA covers only the towns of Cumberland and Frostburg and surrounding areas (total Pops estimated by the Company to be 68,000) and the FCC license for the Pennsylvania 10 West RSA covers only Bedford County. Information for this MSA and RSA relates only to the area covered by the Company's FCC licenses.

    The following is a description of the Company's existing cellular markets and systems.

    OKLAHOMA/TEXAS CLUSTER

    GENERAL. The Oklahoma/Texas Cluster, which consists of the Oklahoma 5 and 7 RSAs, Texas 2 RSA, the Enid, Oklahoma MSA and the Oklahoma 2 (Woodward) RSA, extends west from Oklahoma City to Amarillo. The Company initiated cellular operations in the Oklahoma 5 and 7 and Texas 2 RSAs in 1990 subsequent to the issuance of the FCC licenses. The Oklahoma 5 and 7 and Texas 2 RSAs were start-up operations in which the Company activated its first cell site in March 1991. The Enid, Oklahoma MSA and the Oklahoma 2 RSA were acquired by the Company in 1991 from owners who had not developed the market area.

    DEMOGRAPHICS. The Oklahoma/Texas Cluster covers a contiguous area of approximately 27,000 square miles. The cluster includes the cities of Chickasha, Clinton, Enid and Woodward in Oklahoma and Pampa and Borger in Texas. The Oklahoma 5 and 7 RSAs extend west from Oklahoma City along I-40 to the Texas state line. The Texas 2 RSA is located in the eastern half of the Texas panhandle. The Enid, Oklahoma MSA and Oklahoma 2 RSA are located north and northwest of Oklahoma City. Enid, with a population of approximately 45,000, is the largest city in the Oklahoma/Texas Cluster. The Oklahoma/ Texas Cluster is primarily agricultural and oil and gas industry oriented.

    KANSAS/MISSOURI CLUSTER

    GENERAL. In March 1996, the Company purchased the cellular licenses and assets of the Kansas 5 RSA, Missouri 1 RSA, Missouri 4 RSA and a portion of the Missouri 5 RSA. The Kansas/Missouri Cluster is located in northeastern Kansas and northwestern Missouri near Kansas City. Cellular services have been provided in the Kansas/Missouri Cluster since 1992.

    DEMOGRAPHICS. The Kansas/Missouri Cluster covers a contiguous area of approximately 10,500 square miles. The Kansas 5 RSA is northwest of Kansas City. Leavenworth, Kansas is the largest city in the Kansas/Missouri Cluster and serves primarily as a bedroom community to Kansas City. The Missouri 1 RSA is in northwest Missouri directly north of St. Joseph and the Missouri 4 RSA is northeast of Kansas City. The Kansas/Missouri Cluster also includes Linn County, Missouri in the northwest corner of the Missouri 5 RSA, which is contiguous to the Missouri 4 RSA.

    MARYLAND/PENNSYLVANIA CLUSTER

    GENERAL. On March 3, 1997, the Company purchased the FCC cellular license for, and certain assets relating to, the Maryland 2 RSA. The prior owner of the Maryland 2 RSA license had no employees, distribution facilities or cell sites, and the RSA was serviced by Washington Baltimore Cellular Limited Partnership ("WBCLP"), an affiliate of SWBM, under an interim operating authority. WBCLP continues to operate Maryland 2 under its interim operating authority on behalf of the Company, and the Company leases the existing cell sites and related equipment from WBCLP. In October 1997, the Company assumed control of customer service, billing and activations in Maryland 2. The Company intends to build out its own infrastructure in Maryland 2 and assume control of the remaining operations conducted by WBCLP in the second quarter of 1998. On February 28, 1997, the Company also purchased the FCC cellular licenses for, and certain assets relating to, the Western Maryland Properties. Cellular service has been provided in the Western Maryland Properties since 1991.

    DEMOGRAPHICS. The Maryland/Pennsylvania Cluster covers approximately 6,200 square miles. The Maryland 2 RSA encompasses suburban areas south and east of Washington, D.C. as well as the eastern shore of Maryland. Many residents in the Maryland 2 RSA commute to Annapolis, Baltimore and Washington, D.C. and there is a heavy traffic pattern in Maryland 2 RSA during the summer months as tourists travel to and from several popular vacation spots along the eastern shore, especially Ocean City.

    The Western Maryland Properties are within 50 miles of Washington, D.C. and Baltimore. The area has numerous high-technology businesses and is considered a high-commuter market due to its proximity to nearby metropolitan areas.

    ARIZONA 5

    GENERAL. On October 1, 1997, the Company acquired a 75% interest in the Arizona 5 Partnership, which owns the FCC license for and the system for the Arizona 5 RSA. At the same time, Gila River Telecommunications Subsidiary, Inc., a wholly owned subsidiary of the Gila River Indian Community, acquired a 25% interest in the Partnership. The Company is the operating manager of the Arizona 5 Partnership. See Item 13. Certain Relationships and Related Transactions.

    DEMOGRAPHICS. Arizona 5 is located southeast of Phoenix and northwest of Tucson, covering an area of approximately 10,100 square miles in southern Arizona. The principal industries in Arizona 5 are mining and smelting. In addition, the area experiences significant tourist traffic to the local Indian dwellings and commuter traffic to Phoenix and Tucson. The service area includes approximately 100 miles of I-10.

    TEXAS 16

    GENERAL. On January 26, 1998, the Company purchased the FCC cellular license for, and certain assets relating to, the Texas 16 RSA. The property is located in south-central Texas in an area bordered by Austin, Houston and San Antonio. Texas 16 has 326,300 total Pops and, as of December 31, 1997, there were over 4,000 subscribers (representing a 1.2% market penetration).

    DEMOGRAPHICS. Texas 16 covers an area of approximately 10,900 square miles in south-central Texas. The principal industries in Texas 16 are agriculture, oil and gas, steel and plastics. The service area includes approximately 98 miles of I-10, which connects Houston and San Antonio, 60 miles of US-59, and 90 miles of US-290. US-290 runs parallel to I-10 and connects Houston to the state capital in Austin.

PROPOSED WIRELESS ACQUISITIONS

    The following describes the cellular markets and systems to be acquired upon consummation of the proposed wireless acquisitions.

    CALIFORNIA 4

    GENERAL. The Company has entered into definitive agreements to purchase all of the stock of two corporations which, together, own the California 4 Partnership for an aggregate purchase price of $87.0 million, subject to adjustment. The Company has placed $2.5 million into escrow pending closing of the acquisition, which is expected to occur early in the second quarter of 1998. California 4 is located in northern California approximately 50 miles inland from California's central coast in an area between Fresno and Modesto. California 4 has 363,400 total Pops and, as of December 31, 1997, there were approximately 15,800 subscribers (representing a 4.4% market penetration).

    DEMOGRAPHICS. California 4 covers an area of approximately 5,500 square miles in northern California. The principal industries in California 4 are manufacturing and agriculture. In addition, the area experiences significant tourist traffic as one of the entrances to Yosemite National Park is located in the eastern segment of the market. The service area includes approximately 37 miles of Route 99 between Sacramento and Los Angeles as well as 60 miles of I-25 between San Francisco and Los Angeles.

    MARKETING AND ROAMING. The Company expects to enter into roaming agreements with AT&T Wireless which will permit the Company to include AT&T Wireless' service area in its home rate area, allowing the Company to offer a wider service area. The AT&T Wireless service area includes San Francisco, Fresno and Modesto. The Company's principal competitor will be GTE. The Company intends to use a national brand name to market the services it offers in California 4; however, the Company has not yet entered into any definitive license agreement. See "--Service Marks."

    At present, California 4 has five retail locations. The Company intends to open additional stores in 1998.

    SYSTEMS. California 4 has one switch and 29 cell sites which cover more than 95% of the population in the market area. The Company intends to upgrade the system's existing equipment to analog/IS-136 TDMA digital technology in 1999.

    SANTA CRUZ

    GENERAL. The Company has entered into a definitive agreement to purchase 70% of the outstanding stock of the corporation that owns the FCC cellular license for, and the assets relating to, the Santa Cruz MSA, for $25.2 million, subject to adjustment, and is negotiating to acquire the remaining 30% of the outstanding stock of such corporation. The Company has placed $1.0 million into escrow pending closing of the acquisition which is expected to occur late in the second quarter of 1998. The property is adjacent to California 4 and is located southwest of San Jose and north of the Monterey Peninsula, on California's Pacific coastline. Santa Cruz has 242,000 total Pops (169,400 Net Pops) and, as of December 31, 1997, there were approximately 14,300 subscribers (representing a 5.9% market penetration).

    DEMOGRAPHICS. Santa Cruz covers approximately 446 square miles in central California. The service area includes 37 miles of State Highway 1 that runs along the California Pacific coastline and 13 miles of State Highway 17 that connects Santa Cruz to San Jose.

    MARKETING AND ROAMING. The Company expects to enter into roaming agreements with AT&T Wireless and Bay Area Cellular (a partnership between AT&T Wireless and AirTouch). The Company's principal competitor will be GTE. The Company intends to use a national brand name to market the services it offers in Santa Cruz; however, the Company has not yet entered into any definitive license agreement. See "--Service Marks."

    At present, Santa Cruz has three retail locations. The Company intends to open additional retail locations in 1998.

    SYSTEMS. Santa Cruz has 12 cell sites which cover approximately 99% of the population in the market area. The Company intends to replace all of this equipment and install additional cell sites over the next several years utilizing analog/IS-136 TDMA digital technology.

    The Company continuously evaluates opportunities to create new cellular clusters or expand current clusters by acquisitions of additional cellular systems. The Company is evaluating, and in discussions with, a number of potential acquisition candidates. The Company has recently entered into non-binding letters of intent with respect to California 7 and Texas 7 for a purchase price of approximately $21.0 million and $61.0 million, respectively. These acquisitions will be subject to the satisfaction of a number of significant conditions, including the satisfactory completion of due diligence, the satisfactory resolution of certain pending claims with respect to the FCC license for Texas 7, the negotiation and execution of definitive purchase agreements, the receipt of board and shareholder approval and the receipt of all required regulatory approvals. There can be no assurance that the Company will consummate these or any other acquisitions.

    An affiliate of the seller of Texas 7 is presently negotiating to purchase the FCC license for, and certain assets relating to, the Arkansas 11 RSA for not more than $6.0 million. Pursuant to the letter of intent for Texas 7, the Company would receive an assignment of such affiliate's rights, if any, to acquire

Arkansas 11 upon the execution of a definitive agreement for the Company's acquisition of Texas 7. The Company would pay the seller of Texas 7 $1.0 million for such assignment upon the closing of the Arkansas 11 acquisition. The letter of intent with respect to Texas 7 has expired, but negotiations with the seller are continuing.

PRODUCTS AND SERVICES

    The Company provides a variety of cellular services and products designed to address a range of consumer, business and personal needs. In addition to mobile voice and data transmission, the Company offers ancillary services such as call forwarding, call waiting, three-party conference calling, voice message storage and retrieval and no-answer transfer. The nature of the services offered by the Company varies depending upon the market area. The Company also sells cellular equipment at discount prices as a way to encourage use of its mobile services. The Company offers cellular service for a fixed monthly access fee (accompanied by varying allotments of unbilled or "free" minutes), plus additional variable charges per minute of use and for custom calling features. Various pricing programs (which may be based on multi-year service contracts) are utilized. Unlike some of its competitors, the Company designs rate plans on a market-by-market basis. The Company's local general managers generally have the authority to initiate and modify rate plans, depending upon market and competitive conditions. Generally, these rate plans include a high-volume user plan, a medium-volume user plan, a basic plan and an economy plan. In general, rate plans which include a higher monthly access fee typically include a lower usage rate per minute. An ongoing review of equipment and service plan pricing is maintained and, as appropriate, revisions to pricing are made to meet the demands of the local marketplace.

    The Company intends to upgrade its cellular systems to digital technology to enable it to increase roaming (by servicing the increased number of digital cellular subscribers and PCS subscribers with dual mode phones) and provide enhanced capabilities, including caller ID, longer battery life and zone billing. The Company has completed the upgrade to digital technology in the Oklahoma/Texas Cluster, and is in the process of upgrading its Maryland/Pennsylvania Cluster to analog/IS-136 TDMA. The Company has completed the upgrade of the core cell sites in Arizona 5 to analog/CDMA. The Company expects to upgrade its technology in the Kansas/Missouri Cluster to analog/CDMA. Currently, the Company does not intend to actively market digital cellular services to its customers until market conditions in each area will support such services. Because its digital switches will be capable of handling both analog and digital transmission, the Company will be able to continue to offer analog cellular service to those customers who do not transfer to digital handsets.

CUSTOMER SERVICE

    Customer service is an essential element of the Company's marketing and operating philosophy. The Company is committed to attracting new subscribers and retaining existing subscribers by providing consistently high-quality customer service. In each of its cellular service areas, the Company maintains installation and repair facilities and a local staff, including a market manager, customer service representatives, technical and sales representatives. Each cellular service area handles its own customer-related functions such as customer activations, account adjustments and rate plan changes. Local offices and installation and repair facilities enable the Company to service customers better, schedule installations and make repairs. Through the use of sophisticated, centralized monitoring equipment, the Company will be able to centrally monitor the technical performance of its cellular service areas.

    In addition, the Company's customers generally are able to report cellular telephone service or account problems 24-hours a day to the Company's two regional customer service centers located in Oklahoma City, OK and Frederick, MD on a toll-free access number (with no airtime charge). Upon completion of the California 4 Acquisition, the Company intends to open a regional customer service center in California. Management believes its emphasis on customer service affords it a competitive advantage over its large competitors. The Company contacts its subscribers at frequent intervals in order to evaluate and measure, on an ongoing basis, the quality and competitiveness of its services.

SALES, MARKETING AND DISTRIBUTION

    The Company focuses its marketing program on attracting subscribers who are likely to generate high monthly revenue and low churn rates. The Company undertakes extensive market research to identify and design marketing programs to attract these subscribers and tailor distinctive rate plans and roaming rates to emphasize the quality, value and advantage of the Company's cellular service. The Company has established marketing alliances with neighboring cellular systems to create larger home rate areas and to effectively expand the Company's footprint in order to increase its roaming revenue and to attract new subscribers. The Company markets its service offerings primarily through its direct sales force and Company-owned retail stores. The Company also uses a network of dealers and other agents, such as electronics stores, car dealerships and department stores. In addition to these traditional channels, the Company's marketing team continuously evaluates other, less traditional, methods of distributing the Company's services and products, such as targeted telemarketing and direct mail programs. The Company markets its cellular products and services under both national brand names and a Company brand name. See "--Service Marks." The service mark selected for use by the Company in each of its clusters depends, to a large extent, upon the service mark used in neighboring MSAs.

    Management trains and compensates its sales force in a manner designed to stress the importance of customer service, high penetration levels and minimum acquisition costs per subscriber. The Company believes that its direct sales force is better able to select and screen new subscribers and select pricing plans that realistically match subscriber means and needs than are independent agents. In addition, the Company motivates its direct sales force to sell appropriate rate plans to subscribers, thereby reducing churn, by linking payment of commissions to subscriber retention. As a result, the Company's use of a direct sales force keeps marketing costs low both directly, because commissions are lower, and indirectly, because subscriber retention is higher than when independent agents are used.

    The Company believes that the after-sale telemarketing program conducted by its sales force and customer service personnel helps to reduce its churn rate. This program enhances customer loyalty and allows the sales staff to check customer satisfaction as well as to offer additional calling features, such as voicemail, call waiting and call forwarding.

    The Company currently has 27 retail stores and thirteen other retail outlets as of February 28, 1998. The retail stores range in size from 750 square feet to 5,000 square feet, and each retail store is fully equipped to handle customer service and telephone maintenance and installation. Some of these stores are also authorized warranty repair centers. The Company's stores provide subscriber-friendly retail environments (extended hours, large selection, an expert sales staff and convenient locations) which make the sales process quick and easy for the subscriber.

ROAMING

    The Company believes that regional roaming is an important service component for many subscribers. Accordingly, where possible, the Company attempts to arrange reciprocal roaming agreements that allow customers to roam at competitive prices. The Company believes this increases usage on all cellular systems, including the Company's. Roaming is a substantial source of revenue for the Company. The Company focuses on systems that are adjacent to major metropolitan areas and include a high concentration of expressway corridors that tend to result in a significant amount of roaming activity. The Company has entered into roaming agreements with operators of cellular systems in adjoining MSAs and others which provide for reciprocal roaming rates that allow customers to roam at competitive prices which, in certain instances, are comparable to home area rates. The following table lists the Company's principal roaming partners in each of its cellular clusters:

CELLULAR SYSTEMS                                                  CELLULAR ROAMING PARTNERS
---------------------------------------------------  ---------------------------------------------------
Oklahoma/Texas Cluster.............................  SWBM, AT&T Wireless
Kansas/Missouri Cluster............................  CMT, Western Wireless, U.S. Cellular
Maryland/Pennsylvania Cluster......................  SWBM, Vanguard, AT&T Wireless
Arizona 5..........................................  WMC
Texas 16...........................................  Houston Cellular, AT&T Wireless

    The Company has agreements with NACN, which is the largest wireless telephone network system in the world linking cellular operators throughout the United States and Canada. NACN connects key areas across North America so that customers can use their cellular phones to place and receive calls in these areas as easily as they do in their home areas. Through NACN, customers receive calls automatically without the use of complicated roaming codes as they roam in more than 5,000 cities and towns in the United States and Canada. In addition, special services such as call forwarding and call waiting automatically follow subscribers as they travel.

PCS

    In April 1997, the Company was granted PCS licenses in nine markets in Oklahoma, Kansas and Missouri that are adjacent to or overlap the Company's existing cellular markets. The PCS licenses obligate the Company to construct network facilities that cover at least 25% of the population in each market within five years from the grant of the license. The licenses cover an aggregate of approximately 4.2 million Pops.

TECHNOLOGY AND SYSTEM DEVELOPMENT

    OVERVIEW. Historically, most cellular services have transmitted voice and data signals over analog-based systems, which use one continuous electronic signal that varies in amplitude or frequency over a single radio channel. Digital systems, on the other hand, convert voice or data signals into a stream of digits that is compressed before transmission, enabling a single radio channel to carry multiple simultaneous signal transmissions. This enhanced capacity, along with enhancements in digital protocols, allows digital-based wireless technologies to offer new and enhanced services, such as greater call privacy and single number (or "find me") service, and more complex data transmission features, such as "mobile office" applications (including facsimile, electronic mail and connecting notebook computers with computer/data networks).

    While digital technology generally serves to reduce transmission interference relative to analog technology, capacity limitations in the 8 kilobit cellular digital handsets now deployed by most digital cellular operators also cause a perceptible decline in transmission quality. This gap in transmission quality has proven to be a significant barrier to cellular operators seeking to switch their customers from analog to digital service. Enhanced 13 kilobit digital handsets developed by vendors for digital cellular systems became available in late 1997. These new handsets offer transmission quality comparable to, if not better than, current analog cellular handsets.

    SYSTEM DEVELOPMENT. The Company develops or builds out its cellular service areas by adding channels to existing cell sites and by building new cell sites with an emphasis on improving coverage for hand-held phones in heavily-trafficked areas. Such development is designed to increase capacity and to improve coverage for projected subscriber demand and in response to competitive factors. Projected subscriber demand is calculated for each cellular service area on a cell-by-cell basis. The Company has historically met such demand through a combination of augmenting channel capacity in existing cell sites and building new cell sites. In January 1998, the Company entered into an agreement with Lucent to purchase, over a four-year period, 300 cell sites, two switches and certain related hardware and software.

The agreement also requires the Company to pay an annual software maintenance fee and to make certain additional payments based on the number of subscribers added in the areas serviced by the cell sites. The aggregate net cost to the Company under this agreement is estimated to be $81 million, of which $8.2 million has been budgeted for 1998.

    Cell site expansion is expected to enable the Company to continue to add and retain subscribers, enhance subscriber use of the systems, increase roamer traffic due to the larger geographic area covered by the cellular network and further enhance the overall efficiency of the network. The Company believes that the increased cellular coverage will have a positive impact on market penetration and subscriber usage.

    The Company also continues to evaluate expansion through acquisitions of other cellular properties that will further enhance its network. In evaluating acquisition targets, the Company considers, among other things, demographic factors, including population size and density, traffic patterns, cell site coverage and required capital expenditures. See "--Business Strategy" and "--Proposed Wireless Acquisitions."

    DIGITAL TECHNOLOGY. Digital signal transmission is accomplished through the use of frequency management technologies, or "protocols." These protocols "manage" the radio channel either by dividing it into distinct time slots (TDMA) or by assigning specific coding instructions to each packet of digitized data that comprises a signal (CDMA). While the FCC has mandated that licensed cellular systems in the United States must utilize compatible analog signaling protocols, at present there is no required universal digital signaling protocol. Because the CDMA and TDMA protocols are incompatible, a subscriber of a system that relies on TDMA technology, for example, will be able to use a handset in an area served by CDMA, only if it is a dual-mode handset that permits the subscriber to use the cellular system in that area. Dual-mode handsets for TDMA/CDMA are not yet available and analog/TDMA handsets have only recently become available. However, the FCC or industry organizations may decide to move toward a universal digital switching protocol in the future.

    Over the next decade, it is expected that many cellular systems will convert from analog to digital technology. This conversion is due in part to capacity constraints in many of the largest cellular markets, such as New York, Los Angeles and Chicago. As carriers reach limited capacity levels, it may not be possible to complete certain calls, especially during peak hours. Digital technology increases system capacity and offers other advantages, often including improved overall average signal quality, improved call security, potentially lower incremental costs for additional subscribers and the ability to provide data transmission services. The conversion from analog to digital technology is expected to be an industry-wide process that will take a number of years to complete. While management does not believe that its network will experience capacity constraints in the foreseeable future that would require converting its network from analog to digital technology, management intends to effect such conversion based upon market demand so that its subscribers will enjoy the added benefits of digital technology, and the Company will benefit from increased roamer revenue.

    The technology utilized by the Company will be governed, to a large extent, by the technology used by the large, dominant carriers in MSAs near the Company's systems. The timing of the conversions will be governed by the conversion rate of larger, neighboring MSAs, market conditions and financial considerations. The Company's systems in its Oklahoma/Texas Cluster have been upgraded to enable the Company to offer analog/IS-136 TDMA digital services. The systems in the Maryland/Pennsylvania Cluster (including Cumberland, MD MSA, Hagerstown, MD MSA, Maryland 3 RSA and Pennsylvania 10 West RSA) have been upgraded to analog/IS-136 TDMA technology and the Company is in the process of upgrading to analog/IS-136 TDMA technology for Maryland 2 RSA. The Company's core cell sites in Arizona 5 have been upgraded to analog/CDMA digital technology. The Company expects to convert its systems in the Kansas/Missouri Cluster to analog/CDMA digital technology, which is the digital technology for the Kansas City and St. Joseph MSAs chosen by CMT, and in Texas 16 to analog/IS-136 TDMA technology. Upon completion of the California 4 and Santa Cruz acquisitions, the Company expects to convert the acquired to analog/IS-136 TDMA digital technology.

    INFORMATION SYSTEMS. All billing functions for the Company's cellular operations are currently provided by International Telecommunications Data Service ("ITDS"). Proprietary software furnished by ITDS serves all functions of billing for corporate and retail locations. All administrative and customer maintenance functions are handled in-house with invoice processing and printing handled by ITDS. The Company uses complementing software to the billing system allowing the use of credit, collection and switch interfaces. Bill processing is performed off-site by a billing vendor.

    The Company operates a Nortel Meridian phone system with voice mail features. In addition, the Company's customer service and collections groups extensively utilize the automatic call distribution queues and traffic and productivity reporting capacities of the system.

REGULATION

    OVERVIEW. The wireless telecommunications industry is subject to extensive governmental regulation on the federal level and to varying degrees on the state level. Many aspects of such regulation have recently been impacted by the enactment of the Telecommunications Act of 1996 (the "1996 Act") and are currently the subject of administrative rulemakings and judicial proceedings that are significant to the Company. For example, a number of incumbent local exchange carriers ("ILECs") and state commissions have challlenged the FCC's rules governing interconnection in the 8th Circuit Court of Appeals. While the 8th Circuit Court of Appeals left the FCC's rules governing local exchange carrier ("LEC")--commercial mobile radio service ("CMRS") interconnection in tact, review of other aspects of the rules is currently pending before the U.S. Supreme Court. In addition, SWBT and other ILECs have challenged the 1996 Act's restrictions on RBOC provision of in-region interexchange services in Federal District Court in Wichita Falls, Texas. The district court held the 1996 Act's restrictions unconstitutional, and review of the court's decision is pending before the 5th Circuit Court of Appeals in New Orleans. Neither the outcome of these rulemakings nor their impact upon the cellular telephone industry or the Company can be predicted at this time. The following is a summary of the federal laws and regulations that materially affect the wireless telecommunications industry and a description of certain state laws. This section does not purport to be a summary of all present and proposed federal, state and local regulations and legislation relating to the wireless telecommunications industry.

    FEDERAL REGULATION. The licensing, construction, modification, operation, ownership and acquisition of cellular telephone systems are subject to regulations and policies of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The FCC has promulgated rules and regulations governing, among other things, applications to construct and operate cellular communications systems, applications to transfer control of or assign cellular licenses and technical and operational standards for the operation of cellular systems (such as maximum power and antenna height).

    The FCC licenses cellular systems in accordance with 734 geographically defined market areas comprised of 306 MSAs and 428 RSAs. In each market, the frequencies allocated for cellular telephone use are divided into two equal 25 MHz blocks. Block B licenses initially were reserved for wireline telephone companies, such as the Company, while non-wireline licenses initially were reserved for entities that were not affiliated with a wireline telephone company. Apart from the different frequency blocks, there is no technical difference between wireline and non-wireline cellular systems and the operational requirements imposed on each by the FCC are the same. Under current FCC rules, with FCC approval, wireline and non-wireline licenses are transferable without restriction as to wireline affiliation. No entity may own, directly or indirectly, more than a 5% interest in both systems in any one MSA or RSA, unless such ownership will not pose a substantial threat to competition, and no entity may, directly or indirectly, own a controlling interest in, or otherwise have the ability to control, both such systems. The FCC may prohibit or impose conditions on transfers of licenses. In addition, under FCC rules, no person may have an attributable interest (as defined in FCC rules) in a total of more than 45 MHz of licensed broadband PCS, cellular and ESMR spectrum regulated as Commercial Mobile Radio Services ("CMRS") with significant overlap in any geographic area (significant overlap will occur when at least 10% of the 1990 census population of the PCS licensed service areas is within the CGSA (as defined below) and/or the ESMR service area).

    Under FCC rules, the authorized service area of a cellular provider in each of its markets is referred to as the "Cellular Geographic Service Area" or "CGSA." The CGSA may conform exactly with the boundaries of the FCC designated MSA or RSA, or it may be smaller if a licensee has chosen not to provide services to certain areas. A cellular licensee has the exclusive right to expand its CGSA boundaries within the licensee's MSA or RSA for a period of five years after grant of the licensee's initial construction permit. At the end of this five-year build-out period, however, any entity may apply to serve portions of the MSA or RSA outside the licensee's then designated CGSA. The five year build-out period has expired for most licensees (Maryland 2 being an exception) and the FCC has granted several "unserved area" applications filed by parties other than the original MSA or RSA licensee.

    Cellular service providers also must satisfy a variety of FCC requirements relating to technical and reporting matters. One such requirement is the coordination of proposed frequency usage with adjacent cellular users, permittees and licensees in order to avoid interference between adjacent systems. In addition, the height and power of base station transmitting facilities and the type of signals they emit must fall within specified parameters. The Company is obligated to pay certain annual fees and assessments to the FCC in connection with its cellular operations including regulatory fees and assessments for Telecommunications Relay Services, numbering administration and universal service.

    The Communications Act requires prior FCC approval for substantive, non-proforma transfers or assignments to or from the Company of a controlling interest in any license or construction permit, or any rights thereunder. Although there can be no assurance that any future requests for approval of applications filed will be approved or acted upon in a timely manner by the FCC, the Company has no reason to believe such requests or applications would not be approved or granted in due course.

    The FCC also regulates a number of other aspects of the cellular business. For example, the FCC regulates cellular resale practices and recently extended the resale requirement to broadband PCS and ESMR licensees. Cellular, PCS and ESMR providers may not restrict any customers' resale of their services or unreasonably discriminate against resellers of their services. Under present FCC policy, all resale obligations for cellular, broadband PCS and ESMR operators will terminate five years after the date that the last group of initial PCS licenses are granted. The FCC has also adopted requirements for cellular and other providers of two-way voice services to implement enhanced 911 services, providing emergency service providers to better locate callers that have used wireless 911 features. Under these requirements, such implementation began in December 1997 and will continue in stages through October 2001. Cellular and PCS carriers are also required to provide law enforcement agencies with capacity and technical assistance for wiretaps. These wireless 911 and law enforcement requirements may create additional capital obligations for the Company to make necessary system changes.

    In addition, the FCC regulates the ancillary service offerings that cellular and PCS licensees can provide and recently revised its rules to permit cellular, PCS, paging and ESMR licensees to offer fixed services on a primary basis along with mobile services. This rule change may facilitate the provision of wireless local loop service, which involves the use of wireless links to provide telephone service by cellular licensees, as well as broadband PCS and ESMR licensees. In this regard, the FCC also recently adopted telephone number portability rules for local exchange carriers, as well as cellular, broadband PCS and ESMR licensees, that could facilitate the development of local exchange competition, including wireless local loop service. The new number portability rules generally require cellular, broadband PCS and ESMR licensees to have the capability to deliver calls from their systems to ported numbers by December 31, 1998 and to offer number portability and roaming to ported numbers by June 30, 1999. These requirements may result in added capital expenditures for the Company to make necessary system changes; however, the Company currently has not budgeted for any such expenditures.

    Interconnection charges paid to local exchange carriers are a major component of the Company's cost structure. Changes in the interconnection charge rate structure imposed by the FCC or mandated by the 1996 Act may have a material impact on the Company.

    The 1996 Act, which makes significant changes to the Communications Act and terminated the antitrust consent decree applicable to the Regional Bell Operating Companies ("RBOCs"), affects the telecommunications industry. This legislation, among other things, affects competition for local telecommunications services, interconnection arrangements for carriers, universal service funding and the provision of interexchange services.

    The 1996 Act requires state public utilities commissions and/or the FCC to implement policies that mandate reciprocal compensation between local exchange carriers for the interconnection of networks and interchange of traffic, a category that will, for these purposes, include cellular carriers and PCS licensees, for interconnection services at rates more closely related to cost. On August 1, 1996, the FCC adopted rules implementing the interconnection policies imposed by the 1996 Act. Various aspects of the order have been overturned by a federal court, which decision remains subject to further review. However, the FCC's orders remain in effect as to interconnection of CMRS carriers to the local exchange. While it is too soon to predict the actual effect of the FCC's order, the Company believes that the new rules are likely to reduce the interconnection expenses incurred by the Company.

    The 1996 Act requires the FCC to adopt rules that require interstate communications carriers, including cellular carriers, to "make an equitable and non-discriminatory contribution" to a universal service fund that reimburses communications carriers that provide basic communications services to users who receive services at subsidized rates. The FCC's universal service rules require cellular and PCS licensees to pay monetary contributions to support federal universal service programs based on gross revenues earned from telecommunications services and could result in increased costs for the Company's cellular operations. These provisions may also impact the Company's wireline operations. The 1996 Act also eases the restrictions on the provision of interexchange telephone services by wireless carriers affiliated with RBOCs. RBOC-affiliated wireless carriers have interpreted the legislation to permit immediate provision of in region long distance call delivery for their cellular customers.

    The 1996 Act specifically exempts all cellular carriers from the obligation to provide equal access to interstate long distance carriers. However, the 1996 Act gives the FCC the authority to impose rules to require unblocked access through carrier identification codes or 800/888 numbers, so that cellular subscribers are not denied access to the long distance carrier of their choosing, if the FCC determines that the public interest so requires. The Company currently provides "dial around" equal access to all of its customers.

    The overall impact of the 1996 Act on the business of the Company is unclear and will likely remain so for the foreseeable future. The new limitations on local zoning requirements may facilitate the construction of new cell sites and related facilities. See "--State, Local and Other Regulation." However, other provisions of the new statute relating to interconnection, telephone number portability, universal service, equal access and resale could subject the Company to additional costs and increased competition.

    STATE, LOCAL AND OTHER REGULATION. The Communications Act preempts state or local regulation of the entry of, or the rates charged by, any commercial mobile service or any private mobile service provider, which includes cellular telephone service providers. The FCC has denied the petitions of eight states to continue their rate regulation authority, including authority over cellular operators. As a practical matter, the Company is free to establish rates and offer new products and service with a minimum of regulatory requirements. The states in which the Company operates, and in which it will operate upon completion of the proposed wireless acquisitions, maintain nominal oversight jurisdiction, primarily focusing upon prior approval of acquisitions and transfers and resolution of customer complaints.

    The location and construction of cellular transmitter towers and antennas are subject to FCC and Federal Aviation Administration ("FAA") regulations and are subject to federal, state and local environmental regulation, as well as state or local zoning, land use and other regulation. Before a system can be put into commercial operation, the grantee of a construction permit must obtain all necessary zoning and building permit approvals for the cell site microwave tower locations. The time needed to obtain zoning approvals and requisite state permits varies from market to market and state to state. Likewise, variations exist in local zoning processes.

    Zoning and planning regulation may become more restrictive in the future as many broadband PCS carriers are now seeking sites for network construction. The 1996 Act may provide some relief from state and local laws that arbitrarily restrict the expansion of personal wireless services, which include cellular, PCS and ESMR systems. For example, under the 1996 Act, localities are now precluded from denying zoning approval for cell sites based upon electromagnetic emission concerns, if the personal wireless service operator's system complies with FCC emissions standards. In addition, localities are prohibited from adopting zoning requirements that simply prohibit or have the effect of prohibiting personal wireless services, or that discriminate between "functionally equivalent" services. Many wireless telecommunications carriers are challenging local zoning laws that restrict growth, but it remains unclear whether the costs of expanding cellular systems by adding cell sites will increase and whether significant delays will be experienced due to local zoning regulation.

    There can be no assurance that any state or local regulatory requirements currently applicable to the Company's systems will not be changed in the future or that regulatory requirements will not be adopted in those states and localities which currently have none.

    FUTURE REGULATION. From time to time, legislation that potentially could affect the Company, either beneficially or adversely, is proposed by federal or state legislators. There can be no assurance that federal or state legislation will not be enacted, or that regulations will not be adopted or actions taken by the FCC or state regulatory authorities that might adversely affect the business of the Company. Changes such as the allocation by the FCC of radio spectrum or services that compete with the Company's business could adversely affect the Company's operating results. In this regard, the FCC has allocated and licensed an additional 30 MHz for wireless communications services, and will soon license an additional 1.3 GHz in the 28 GHz band which can be used for fixed wireless services.

LICENSES

    Initial cellular and PCS licenses are generally granted for terms of ten years, beginning on the date of the grant of the initial operating authority, and are renewable upon application to the FCC. The Company's existing cellular licenses expire at various dates beginning in October 1998, and the licenses to be acquired in the California 4 and Santa Cruz Acquisitions will expire at varying dates beginning in October 1998. Licenses may be revoked and license renewal applications denied for cause after appropriate notice and hearing. Near the conclusion of the license term, licensees must file applications for renewal of licenses to obtain authority to operate for up to an additional 10-year term. The Company expects to file for and anticipates being granted a renewal expectancy for all FCC licenses due to expire in 1998. The FCC will award a renewal expectancy to a cellular licensee that meets certain standards of past performance. If the existing licensee receives a renewal expectancy, it is very likely that the existing licensee's cellular license will be renewed without becoming subject to competing applications. To receive a renewal expectancy, a licensee must show that it has provided "substantial" service during its past license term, and has substantially complied with applicable FCC rules and policies and the Communications Act. "Substantial" service is defined as service which is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal. If the existing licensee does not receive a renewal expectancy, competing applications for the license will be accepted by the FCC. The parties will be subject to a comparative hearing and the license may be awarded to another entity.

    In order to increase competition in wireless communications, promote improved quality and service and make available the widest possible range of wireless services, federal legislation was enacted directing the FCC to allocate radio frequency spectrum for all CMRS licensees, including PCS, by competitive bidding. A PCS system operates under a protected geographic service area license granted by the FCC for either an MTA or BTA on one of six frequency blocks allocated for broadband PCS service. The FCC has divided the United States and its possessions and territories into PCS markets based upon Rand McNally's 493 BTAs, all of which are included in the 51 MTAs. The FCC has allocated 120 MHz of radio spectrum in the 2 GHz band for licensed broadband PCS services. The FCC divided the 120 MHz of spectrum into six individual blocks, two 30 MHz blocks (A and B Blocks) licensed for each of the 51 MTAs, one 30 MHz block (C Block) licensed for each of the 493 BTAs, and three 10 MHz blocks (D, E and F Blocks) licensed for each of the 493 BTAs, a total of more than 2,000 licenses.

    The FCC has adopted standards to apply to PCS renewals under which the FCC will award a renewal expectancy using standards similar to those applied to cellular licensees. All 30 MHz broadband PCS licensees must construct facilities that offer coverage to one-third of the population of their service area within five years, and two-thirds of the population within ten years, of their initial license grants. All 10 MHz licensees must provide service to at least 25% of the service area within five years of their initial license. Licensees that fail to meet the coverage requirements may be subject to forfeiture of the license.

    FCC rules restrict the voluntary assignments or transfers of control of certain licenses awarded to "small businesses" with bidding enhancements in the C Block and F Block auctions. During the first five years of the license term, assignments or transfers affecting control are permitted only to assignees or transferees that meet the eligibility criteria for participation in the entrepreneur block auction at the time the application for assignment or transfer of control is filed or, if the proposed assignee or transferee holds other licenses for C Block and F Block, met the same eligibility criteria at the time of receipt of such licenses. Any transfers or assignments during the entire ten-year initial license terms are subject to unjust enrichment penalties, i.e., forfeiture of any bidding credits and acceleration of any installment payment plans should the assignee or transferee not qualify for the same benefits. In the case of the C Block and F Block, the FCC will conduct random audits to ensure that licensees are in compliance with the FCC's eligibility rules. Violations of the Communications Act or the FCC's rules could result in license revocations, forfeitures or fines. The Company was qualified to hold C and F licenses at the time such licenses were awarded, and anticipates remaining so qualified throughout the term of the PCS licenses awarded to it.

    For a period of up to five years after the grant of a PCS license (subject to extension), a PCS licensee will be required to share spectrum with existing licensees that operate certain fixed microwave systems within its license area. To secure a sufficient amount of unencumbered spectrum to operate its PCS systems efficiently and with adequate population coverage, the Company may need to relocate many of these incumbent licensees, at the Company's expense, to other frequencies or to reimburse other PCS entrants for expenses they have incurred in relocating incumbent licensees in a manner that benefits the Company. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC has adopted (i) a transition plan to relocate such microwave operators to other spectrum blocks and (ii) a cost sharing plan so that if the relocation of an incumbent benefits more than one PCS licensee, the benefitting PCS licensees will share the cost of the relocation. This transition plan allows most microwave users to operate in the PCS spectrum for a one-year voluntary negotiation period and an additional one-year mandatory negotiation period. For public safety entities dedicating a majority of their system communications for police, fire or emergency medical services operations, the voluntary negotiation period is three years, with an additional two-year mandatory negotiation period. Parties unable to reach agreement within these time periods may refer the matter to the FCC for resolution, but the incumbent microwave user is permitted to continue its operations until final FCC resolution of the matter. The transition and cost sharing plans expire on April 4, 2005, at which time remaining incumbents in the PCS spectrum will be responsible for their costs to relocate to alternate spectrum locations. The Company has not yet determined the extent, if any, of expenses it may need to incur for the relocation of microwave incumbents in order to provide PCS services using the PCS licenses it has been awarded.

    Applications for FCC authority may be denied and in extreme cases licenses may be revoked if the FCC finds that an entity lacks the requisite "character" qualifications to be a licensee. In making the determination, the FCC considers whether an applicant or licensee has been the subject of adverse findings in a judicial or administrative proceeding involving felonies, the possession or sale of unlawful drugs, fraud, antitrust violations or unfair competition, employment discrimination, misrepresentations to the FCC or other government agencies, or serious violations of the Communications Act or FCC regulations. The FCC also requires licensees to comply with statutory restrictions regarding the direct or indirect ownership or control of certain FCC licenses by foreign persons or entities.

SERVICE MARKS

    The Company owns the service mark DOBSON CELLULAR-SM- which it uses in its cellular telephone systems in western Oklahoma. While the Company has not attempted to federally register the brand name "Dobson Cellular," the Company believes that its prior use of this brand name in the limited areas where it is used will enable the Company to effectively police against any infringing uses of such brand name.

    The following table sets forth the service mark the Company uses for products and services in each of its cellular clusters:

CELLULAR SYSTEMS                                                       SERVICE MARK
------------------------------------------------  ------------------------------------------------------
Oklahoma/Texas Cluster..........................  DOBSON CELLULAR-SM-, CELLULAR
                                                  ONE-Registered Trademark-
Kansas/Missouri Cluster.........................  CELLULAR ONE-Registered Trademark-
Maryland/Pennsylvania Cluster...................  CELLULAR ONE-Registered Trademark-
Arizona 5.......................................  AIRTOUCH-SM- CELLULAR
Texas 16........................................  CELLULAR ONE-Registered Trademark-

    CELLULAR ONE-Registered Trademark- is a registered service mark with the U.S. Patent and Trademark Office. The service mark is owned by Cellular One Group, a Delaware general partnership of Cellular One Marketing, Inc., a subsidiary of SWBM, Cellular One Development, Inc., a subsidiary of AT&T Wireless, and Vanguard. The Company uses the CELLULAR ONE-Registered Trademark-service mark to identify and promote its cellular telephone service pursuant to licensing agreements with Cellular One Group. Licensing and advertising fees are determined based upon the population of the licensed areas. The licensing agreements require the Company to provide high-quality cellular telephone service to its customers and to maintain a certain minimum overall customer satisfaction rating in surveys commissioned by the licensor. The licensing agreements have original five-year terms expiring in 2002 and may be renewed at the Company's option, subject to the satisfaction of certain operating standards, for two additional five-year terms.

    AIRTOUCH-SM- CELLULAR is a registered service mark licensed by WMC, an affiliate of AirTouch and U S WEST. In connection with the Arizona 5 Acquisition, the Company entered into a licensing agreement which permits the Company to use the AIRTOUCH-SM- CELLULAR service mark to identify and promote its cellular telephone service in Arizona 5. The Company's right to use the service mark in the territory is non-exclusive and non-transferrable. The licensing agreement for the AIRTOUCH-SM- CELLULAR mark requires the Company to provide high-quality cellular telephone services to its customers and to otherwise maintain reasonable standards set by WMC. The licensing agreement is for an initial term of 20 years with automatic extensions for additional five-year periods.

    Following the completion of the California 4 and Santa Cruz Acquisitions, the Company intends to market its services in the California 4 and Santa Cruz markets using a national brand name. However, the Company has not yet entered into any license agreements, and there can be no assurance that the Company will be able to do so.

COMPETITION

    The wireless telecommunications industry is experiencing significant technological change, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements, and changes in consumer preferences and expectations. Accordingly, the Company expects competition in the wireless telecommunications industry to be dynamic and intense as a result of the entrance of new competitors and the development of new technologies, products and services.

    Each of the markets in which the Company competes will be served by other two-way wireless service providers, including licensed cellular and PCS operators and resellers. Many of these competitors have been operating for a number of years, currently serve a substantial subscriber base and have significantly greater financial and technical resources than those available to the Company. Some competitors are expected to market other services, such as cable television or internet access, with their wireless telecommunication service offerings. Several of the Company's competitors are operating, or planning to operate, through joint ventures and affiliation arrangements, wireless telecommunications systems that encompass most of the United States.

    The Company competes primarily against one other facilities-based cellular carrier in each of its RSA and MSA markets. Competition for customers between cellular licensees is based principally upon price, the services and enhancements offered, the quality of the cellular system, customer service, system coverage and capacity. Such competition may increase to the extent that licenses are transferred from smaller, stand-alone operators to larger, better capitalized and more experienced cellular operators that may be able to offer consumers certain network advantages. The following table lists the Company's cellular competitors in each of its cellular clusters:

CELLULAR SYSTEMS                                              PRINCIPAL CELLULAR COMPETITORS
------------------------------------------------  ------------------------------------------------------
Oklahoma/Texas Cluster..........................  AT&T Wireless, Western Wireless, Enid Cellular
Kansas/Missouri Cluster.........................  SWBM, Kansas Cellular, ALLTEL, Chariton Cellular
Maryland/Pennsylvania Cluster...................  BAM, Sprint, U.S. Cellular
Arizona 5.......................................  BAM
Texas 16........................................  GTE

    FUTURE COMPETITION. The FCC requires that all cellular system operators provide service to resellers on a nondiscriminatory basis. A reseller provides cellular service to customers but does not hold an FCC license or own cellular facilities. Instead, the reseller buys blocks of cellular telephone numbers from a licensed carrier and resells service through its own distribution network to the public. Therefore, a reseller may be both a customer of a cellular licensee's services and a competitor of that licensee. Several well-known telecommuncations companies resell cellular service as a complement to their long distance, local telephone, paging, cable television or internet offerings.

    A growing source of direct competition to cellular providers in the near term from a new technology is broadband PCS. Broadband PCS services consist of wireless two-way telecommunications services for voice, data and other transmissions employing digital micro-cellular technology. PCS operates in the 1850 to 1990 MHz band. Like cellular, PCS technology utilizes a network of small, low-powered transceivers placed throughout a neighborhood, business complex, community or metropolitan area to provide customers with mobile and portable voice and data communications. Many of the PCS licensees that compete, or will compete, with the Company have access to substantial capital resources. In addition, many of these companies or their affiliates already operate large cellular telephone systems and thus bring significant wireless experience to this new marketplace.

    ESMR is a wireless communications service supplied by converting analog SMR services into an integrated, digital transmission system. The ESMR system incorporates characteristics of cellular technology, including multiple low power transmitters and interconnection with the landline telephone network. ESMR service provided by companies such as Nextel Communications, Inc. may compete with analog cellular service by providing high quality digital communication technology, lower rates, enhanced privacy and additional features such as electronic mail and built-in paging. ESMR handsets are likely to be more expensive than cellular telephones.

    A consortium of telecommunications providers known as American Mobile Satellite Corporation has been licensed by the FCC to provide mobile satellite service ("MSS"). In addition, Motorola has been licensed by the FCC for a low earth-orbit satellite system, called "Iridium," that would provide mobile communications to subscribers throughout the world. Other proposals for MSS are pending before the FCC. The FCC is developing rules for these services and international and foreign regulatory authorities must also approve aspects of some mobile satellite systems and services. Mobile satellite systems could augment or replace communications within land-based cellular systems. The Company is aware of one low earth-orbit satellite based ("LEO") system which has commenced commercial operations. While the Company may experience increased competition from LEO systems in the future, to date, such systems have not affected the Company's operations.

    The commercial development and deployment of most of these new technologies remain in an early phase. The Company expects this activity to be focused initially in relatively large markets in view of the substantial costs involved in building and launching systems using these technologies. The Company believes that it can effectively face this competition from its position as an incumbent in the cellular field with a high quality network, an extensive footprint that is not capacity constrained, strong distribution channels, superior customer service capabilities and an experienced management team. Since the Company operates in medium to small markets, the new entrants may be unable to offer wireless service at competitive rates in many of the Company's markets in the near term. The extensive capital expenditures required to deploy infrastructure are more readily justifiable from an economic standpoint in larger, more densely populated urban areas, than in the rural areas in which the Company operates. The Company believes that its cellular subscription rates and roaming rates are generally competitive with the rates of competitors in its markets.

                              WIRELINE OPERATIONS

HISTORY

    Since 1936, the Company has provided rural local exchange services and currently owns and operates nine contiguous local telephone exchanges in western Oklahoma and three contiguous local telephone exchanges adjacent to and immediately east of Oklahoma City. At December 31, 1997, the Company's local telephone exchanges served 12,633 access lines. The Company provides local and long-distance telecommunications services with enhanced and value-added calling and billing features. For the three years ended December 31, 1997, 1996 and 1995, local exchange service revenue accounted for 16%, 31%, and 37% of the Company's consolidated revenue.

    The Company intends to leverage its reputation, knowledge of local markets and its local exchange experience by reselling local, long distance and wireless services. The Company commenced offering these services in October 1997 and currently operates in three markets, including Oklahoma City and Tulsa, Oklahoma and Amarillo, Texas. The Company uses its own switches and leases local exchange lines in the Oklahoma markets. In the Amarillo, Texas market, the Company leases both switch services and local exchange lines. The Company has an integrated billing system designed to provide a single bill to customers for all services provided.

    The Company operates over 545 miles of long-haul fiber optic facilities. It owns and operates approximately 360 miles of long-haul fiber optic facilities between Oklahoma City and Amarillo which link the Company's local exchanges. The Company also is a 20% partner in, and manages, a partnership which owns and operates approximately 185 miles of long-haul fiber optic facilities between Springfield, Colorado and Colorado Springs. The Company's fiber networks are linked to other networks through interconnection agreements that allow it to provide voice and data telecommunications services to cities in Washington, Idaho, Montana, Wyoming, North Dakota, South Dakota, Minnesota, Wisconsin, Iowa, Illinois, Missouri, Nebraska, Colorado, Kansas, New Mexico, Oklahoma and Texas. These networks utilize advanced technologies capable of efficiently transmitting capacity-intensive services, such as internet, multimedia applications, frame relay and ATM services. The Company sells capacity on a wholesale basis to telecommunications carriers, including certain subsidiaries of the Company, and also sells services to public and private businesses and governmental agencies.

WIRELINE BUSINESS STRATEGY

    The Company intends to leverage its reputation and knowledge of local markets and its local exchange experience by offering CLEC services, including local, long distance and wireless services initially in the greater Oklahoma City and Tulsa, Oklahoma and Amarillo, Texas areas. The Company recently signed a definitive agreement to acquire, American Telco, Inc. ("ATI"), a CLEC which provides services in five major markets, including Houston, Dallas, Fort Worth, San Antonio and Austin. The Company targets small and mid-sized business customers with needs for a wide range of telecommunications services and a preference for a simplified, single bill. The Company intends to resell local services initially and leverage off of the existing infrastructure of ATI, thereby limiting capital expenditures required in the near term, and to install infrastructure to support local switched services as market conditions warrant.

    The Company intends to initiate additional marketing programs to increase its customer base and to increase the use of its long-haul fiber optic networks by its existing customers. While the Company has no plans to expand its long-haul fiber optic infrastructure, it will seek to expand its networks to additional cities through new interconnection agreements.

    Dobson Wireline Company ("Dobson Wireline"), the Company's subsidiary which owns the Company's local exchange carrier, fiber and CLEC operations, has been designated an "Unrestricted Subsidiary" under the Company's outstanding Senior Notes and Senior Preferred Stock and, therefore, is not subject to covenant restrictions which apply to the rest of the Company's operations.

LOCAL EXCHANGE CARRIER

    The Company provides wireline telephone services to nine contiguous local exchanges in western Oklahoma and three contiguous local exchanges adjacent to and east of the Oklahoma City metropolitan area. These services are provided through a subsidiary of the Company, Dobson Telephone Company, Inc. (Telco). At December 31, 1997, the Company's local telephone exchanges served 12,633 access lines.

    Telco, like other wireline companies that operate in areas where, due to factors such as geographic conditions or subscriber density, the cost to provide service is higher than normal, receives reimbursement from state high cost support funds (HCF) and from the federal universal service fund (USF). Approximately 36% of the Company's revenue from its wireline local exchange operations for the year ended December 31, 1997 was from these two sources. Telco's other primary sources of revenue consist of end user revenue and access revenue. End user revenue includes charges for local service and enhanced services such as call waiting and call forwarding. Access revenue represents amounts charged by Telco to IXCs for providing access from the IXCs' point of presence to the end user who makes or receives a long-distance call.

    The Telecommunications Act of 1996 (the "1996 Act") potentially impacts all of these revenue sources. Under previous regulation, access charges contained implicit support for high cost areas. The FCC recently adopted rules that would remove implicit support from access revenues and place more emphasis for such support on HCF/USF. The FCC's recently adopted changes may, over time, reduce or eliminate subsidies to telephone companies. The Company will continue to pursue its strategy to lessen the impact of any future regulatory changes by reducing its operating costs through consolidation of operations at the Company level in order to achieve economies of scale. Additionally, efforts are continuing to maximize revenues from sources such as enhanced services, rather than from support funds. Although there can be no assurance, management believes these pro-active steps will assist in maintaining the stability of Telco's long-term revenue.

    CLEC

    The Company commenced reselling local exchange, long-distance and wireless services in October 1997 and currently operates in three markets, including Oklahoma City and Tulsa, Oklahoma and Amarillo, Texas with plans to commence offering these services in other metropolitan areas in the Company's regions based on market demand. The Company has an agreement which allows the Company to provide these services in all markets served by SWBT and GTE in Oklahoma. The Company has also established an agreement with SWBT for the markets served by SWBT in Texas and is currently awaiting approval by the Texas Public Utility Commission on the agreement with GTE for the markets served by GTE in Texas. Initially, however, the Company will focus on Oklahoma City and Tulsa, where the Company can leverage off of its existing wireline operations in McLoud, Oklahoma. By using its own switches and leasing local exchange lines, the Company expects to offer these services without building out an extensive infrastructure. The Company intends to utilize its existing reputation and goodwill by offering a full range of telecommunication services under the LOGIX-SM- brand name. The Company will focus primarily on small and mid-sized businesses.

    FIBER

    The Company operates over 545 miles of long-haul fiber optic facilities. The Company entered the fiber business in 1990 when it joined with AT&T to place fiber between Oklahoma City and Amarillo, which links the Company's local exchanges. The Company and AT&T each has its own cable, sharing in all legal rights to the private right-of-way where the cables are located. The Company's cable covers approximately 360 route miles and consists of 36 strands of fiber. In 1991, the Company acquired a 20% interest in Forte of Colorado Partnership which has 24 strands of fiber from Springfield, Colorado, to Colorado Springs, approximately 185 miles in length. To enhance the revenue potential for the above segments, the Company, Forte of Colorado and other segment providers have interconnected their networks and currently offer fiber-based transport services among Albuquerque, Amarillo, Colorado Springs, Dallas, Denver, Kansas City, Lubbock, Oklahoma City, Omaha, Midland, Wichita and Wichita Falls. Other segment providers have expressed interest in interconnecting to this network and expansion may occur north to Chicago, south to Houston and San Antonio, and east toward Atlanta. There can be no assurance that such expansion will occur to all or any of these cities, or if such expansion does occur, when it may occur or on what terms and conditions.

    Revenue from the fiber business is generated from three principal sources:
(1) wholesale long-haul transport services as a "carrier's carrier"; (2) services to private business and government end users; and (3) long-haul transport services for the Company's other businesses. Substantially all of the Company's revenues from its fiber business is generated from its long-haul services, including those of the Company's other businesses.

    The Company has long-haul service contracts with various long-distance carriers, including AT&T, SWBT, Sprint and NTS. NTS, which, in turn, resells to MCI and WorldCom, is the largest customer of the Company's fiber business, accounting for approximately 41% and 49% of its gross fiber revenue for the years ended December 31, 1997 and 1996, respectively. The Company also provides services to the State of Oklahoma and Vyvx.

    The Company currently markets its fiber services through one full-time sales employee and an independent marketing agent. The Company intends to initiate additional marketing programs to increase its customer base and the use of its fiber network by its existing customers. While the Company has no plans to add additional fiber optic lines, it will seek to expand its network to additional cities through new interconnection agreements.

    The Company believes that it has a competitive advantage in the market area that it serves because it has the only long-haul fiber network between Oklahoma City and Amarillo, other than AT&T. AT&T's network, however, does not branch off to small communities between Oklahoma City and Amarillo. By expanding its network through interconnect agreements to access other major population centers (including routes which may be attractive to major carriers) and providing high-quality, reliable transmission services on a fixed-cost basis at competitive rates, the Company can increase its fiber revenue.

PENDING WIRELINE ACQUISITIONS

    In January 1998, the Company entered into a non-binding letter of intent with Zenex to purchase contractual rights, information data and other rights with respect to its commercial long distance resale customers in Oklahoma for $5.8 million, subject to adjustment. Even though the letter of intent with respect to the Zenex purchase has expired, negotiations are continuing.

    In March 1998, the Company entered into a definitive agreement to purchase substantially all of the assets of ATI for $130.0 million, subject to adjustment. The Company has placed $5.0 million into escrow pending closing of the acquisition which is expected to occur late in the second quarter of 1998. ATI is a Houston-based CLEC which provides resale services to primarily commercial customers in five major Texas markets including Houston, Dallas, Fort Worth, San Antonio and Austin.

REGULATION

    Telco is subject to the regulatory authority of the Oklahoma Corporation Commission (the "OCC"), which sets rates, terms and conditions of service, and mandates minimum service and quality of service requirements for telephone companies in Oklahoma. Telephone companies in Oklahoma have elected to be access providers, providing long distance service only between their own exchanges. Interexchange carriers, including SWBT, provide all other long distance services for other customers. The Company has received authority to provide competitive local exchange telecommunications services and to resell intrastate long distance services within Oklahoma. The Company has received authority to resell intrastate long distance services within Texas and has an application pending to provide facility-based intrastate services in Texas.

    On July 1, 1997, the Oklahoma Telecommunications Act of 1997 (the "Oklahoma Act") became effective. The Oklahoma Act created the Oklahoma Universal Service Fund ("OUSF") with one of its stated purposes to promote and ensure the availability of both primary universal services, at rates that are reasonable and affordable, and special universal services, and to provide for reasonably comparable services at affordable rates in rural areas as well as in urban areas. The Company's local exchange operations have been determined by the OCC to be eligible to receive both federal universal funds and OUSF funds. The Oklahoma Act specifically provides that eligible local exchange telecommunications service providers are to receive OUSF funding to reimburse them for their reasonable investment and expenses incurred in providing universal services which are not recovered from the federal universal service fund or any other state or federal fund, for infrastructure expenditures or costs incurred in response to facility or service requirements established by governmental mandate and for other purposes deemed necessary by the OCC to preserve and advance universal service. The OCC is promulgating rules to implement the Oklahoma Act. The interpretation of the Oklahoma Act and application of the OCC rules implementing the OUSF could have a material effect on Company's wireline operations.

    The 1996 Act potentially impacts the Company's wireline operations. Under previous regulations access charges contained implicit support for high-cost areas. The FCC has initiated proceedings to overhaul the contribution mechanism for federal support revenue. Recently adopted rules would remove implicit support from access revenues and place more emphasis for such support on HCF/USF. In May 1997, the FCC adopted changes that may, over time, reduce or eliminate subsidies to telephone companies in areas where the cost of connecting and maintaining phone lines is demonstrated to be above the industry or area norm. While it is too early to predict the effect of FCC orders, the rules ultimately adopted by the FCC may have a material adverse effect on the Company's wireline operations.

    In addition, on May 16, 1997, the FCC released an order revising its access charge rate structure. The new rules substantially increase the costs that local exchange carriers, including the Company, which are subject to the FCC's price cap rules ("price cap LECs"), recover through monthly, non-traffic sensitive access charges and substantially decrease the costs that price cap LECs recover through traffic sensitive access charges. In the order, the FCC also announced its plan to bring interstate access rate levels more in line with cost. The FCC has stated that this plan will grant price cap LECs increased pricing flexibility upon demonstrations of increased competition (or potential competition) in relevant markets. The manner in which the FCC further implements this approach to lowering access charge levels could have a material effect on the Company's ability to compete in providing interstate access services and on the Company's wireline operations. An October 1997 FCC access charge decision, for example, requires local exchange carriers to provide interexchange carriers with certain information about the number and types of charges they impose on interexchange carriers' presubscribed customers. Several parties have appealed the May 16, 1997 order. Those appeals have been consolidated and transferred to the United States Court of Appeals for the Eighth Circuit where they are currently pending.

SERVICE MARKS

    The Company owns the service mark LOGIX-SM- which it uses in its competitive local exchange operations in the Oklahoma City and Tulsa areas.

COMPETITION

    There are currently no competitors in the areas served by the Company's local exchanges. In connection with its CLEC resale services, including local, long distance and wireless services, the Company competes in Oklahoma City and Tulsa with the incumbent local exchange carrier, SWBT, which has long-standing relationships with its customers, has financial, technical and marketing resources substantially greater than those of the Company and benefits from certain existing regulations that favor the local exchange carrier over the Company in certain respects. Upon completion of the ATI acquisition and planned expansion, the Company's CLEC operations will also compete in seven Texas markets including Houston, Dallas, Fort Worth, San Antonio, Austin, Amarillo and Lubbock. Local competition in the Texas markets will include SWBT, GTE, WorldCom, ACSI and ICG. Long distance competition in the Texas markets will include AT&T, Sprint, MCI, Excel and LCI. Other competitors in the CLEC operations may include Brooks, Allegience, Intermediate and other competitive local exchange carriers, microwave and satellite carriers, wireless telecommunications providers and other resellers. In addition, AT&T, MCI and Sprint have announced plans to offer integrated local and long distance telecommunications services. There can be no assurance that the Company will be able to achieve or maintain significant revenue or compete effectively in its resale business. Finally, a number of RBOCs have challenged the 1996 Acts restrictions on RBOC provision of in-region interexchange services in Federal courts. The resolution of these judicial challenges may alter the Company's ability to compete effectively with SWBT and other carriers in connection with its CLEC resale services.

    In providing bulk long-haul circuit capacity, the Company's primary competitors are IXC Communications, Inc., QWest Communications International Inc. and AT&T. AT&T is the largest supplier of long distance voice and data transmission services in the United States and has a transmission line adjacent to the Company's between Oklahoma City and Amarillo. The Company also competes with other facilities-based IXCs, such as MCI, WorldCom and Sprint, all of which have substantially greater financial resources than the Company and a far more extensive transmission network than the Company's network. In Oklahoma, the Company's principal competitor is a subsidiary of SWBT. The Company may also face competition from the RBOCs, GTE and others such as electric utilities and cable television companies.

EMPLOYEES AND AGENTS

    As of December 31, 1997, the Company had approximately 369 employees. In addition, as of such date, the Company had agreements with 160 independent sales agents, including car dealerships, electronics stores, paging service companies and independent contractors. None of the Company's employees are represented by a labor organization, and the Company considers its employee relations to be good.

CERTAIN TERMS

    For cellular regulatory purposes, the Federal Communications Commission ("FCC") has designated regions of the United States as either a Metropolitan Statistical Area ("MSA") or Rural Service Area ("RSA"). Interests in cellular markets are commonly measured on the basis of the population of the MSA or RSA served, with each person in the market area referred to as a "Pop." As used in this Memorandum, unless otherwise indicated, the term "Pops" means the estimate of the population of an MSA or RSA, as derived from the CELLULAR/PCS POP BOOK:
1997 by Paul Kagan Associates, Inc. The term "Net Pops" means the estimated population with respect to a given service area multiplied by the percentage interest that the Company owns in the entity licensed in such service area. MSAs and RSAs are also referred to as "markets." The term "non-wireline license" refers to the license for any market that was initially awarded to a company, individual or group, not affiliated with any landline carrier providing service in the market. The term "wireline license" refers to the license for any market that was initially awarded to a company, individual or group, affiliated with a landline carrier providing service in the market. There is, however, no technical distinction between a wireline and a non-wireline license. The term "system" means an FCC-licensed cellular telephone system. The term "cell" refers to the service area of an individual transmitter located in a cellular system. The term "footprint" refers to the total system coverage area served under an FCC license by a given licensee. "Churn" means the number of cellular subscriber cancellations per month as a percentage of the total cellular subscribers at the end of such month. Churn is stated as the average monthly churn rate for the period. The term "TDMA" means a digital technology that uses time division multiple access and the term "CDMA" means a digital technology that uses code division multiple access. The term "PCS" means personal communications services. The term "ATM" means asynchronous transfer mode. The term "CTIA" means the Cellular Telecommunications Industry Association. The term "NACN" means the North American Cellular Network. For PCS regulatory purposes, the FCC has designated regions of the United States as either a Major Trading Area ("MTA") or Basic Trading Area ("BTA").

    Recent acquisitions referred to in this report include the Company's acquisition of (i) the FCC licenses for and assets related to the Kansas 5 RSA, Missouri 1 RSA, Missouri 4 RSA and Missouri 5 RSA (collectively, the "Kansas/Missouri Cluster") completed on March 19, 1996, (ii) the FCC licenses for and assets related to the Maryland 2 RSA ("Maryland 2") (the "Maryland 2 Acquisition") completed on March 3, 1997, (iii) the FCC licenses for and assets related to the Cumberland MSA, Hagerstown MSA, Maryland 3 RSA and Pennsylvania 10 West RSA (collectively, the "Western Maryland Properties" and, together with Maryland 2, the "Maryland/Pennsylvania Cluster") (the "Western Maryland Properties Acquisition") completed on February 28, 1997, (iv) the FCC license for and a 75% interest in the partnership (the "Arizona 5 Partnership") which owns the system for the Arizona 5 RSA ("Arizona 5") (the "Arizona 5 Acquisition") completed on October 1, 1997, and (v) the FCC license for and assets related to the Texas 16 RSA ("Texas 16") (the "Texas 16 Acquisition") completed on January 26, 1998. Proposed wireless acquisitions referred to in this report include (a) the acquisition of the two entities which own a 100% interest in the partnership (the "California 4 Partnership") which owns the FCC license and systems for the California 4 RSA ("California 4") (the "California 4 Acquisition") and
(b) the acquisition of 70% of the outstanding stock of a corporation that owns the FCC license for and assets related to the Santa Cruz MSA ("Santa Cruz") (the "Santa Cruz Acquisition"). Other wireless acquisitions referred to in this report include the (i) the FCC license for and assets related to the California 7 RSA ("California 7") (the "California 7 Acquisition"), (ii) the FCC license for and assets related to the Texas 7 RSA ("Texas 7") (the "Texas 7 Acquisition") and (iii) the FCC license for and assets related to the Arkansas 11 RSA ("Arkansas 11") (the "Arkansas 11 Acquisition"). The term "Pending Wireline Acquisitions" means (a) the acquisition of the stock of American Telco, Inc. ("ATI") and (b) the acquisition of certain assets of Zenex Long Distance, Inc. ("Zenex"). The term "Senior Notes" means the Company's 11.75% Senior Notes due 2007 issued on February 28, 1997, and the term "Senior Preferred Stock" means the Company 12.25% Senior Exchangeable Preferred Stock Mandatorily Redemable 2008 issued on January 22, 1998.

    The term "EBITDA" represents earnings before interest expense, income taxes, depreciation, amortization, extraordinary items and changes in accounting principles.

    As used herein the following companies and businesses are identified as indicated: "ACSI" means American Communications Services, Inc.; "AirTouch" means AirTouch Communications, Inc.; "Allegiance" means Allegiance Telecom, Inc.; "ALLTEL" means ALLTEL Corporation and its affiliates; "AT&T" means AT&T Corp.; "AT&T Wireless" means AT&T Wireless Services, Inc. and its affiliates; "ATTI" means Associated Telecommunications and Technologies, Inc., an affiliate of the Company; "BAM" means Bell Atlantic Mobile; "Brooks" means Brooks Fiber Properties, Inc.; "BellSouth Mobility" means BellSouth Mobility, Inc.; "Chariton Cellular" means Missouri RSA 5 Partnership d/b/a Chariton Valley Cellular; "CMT" means CMT Partners, a partnership between AT&T Wireless and AirTouch; "Enid Cellular" means Enid MSA Partnership d/b/a Enid Cellular; "Ericsson" means Telefonaktiebolaget LM Ericsson and its affiliates; "Excel" means Excel Communications, Inc.; "Fleet Investors" means, collectively, Fleet Venture Resources, Inc., Fleet Equity Partners VI, L.P. and Kennedy Plaza Partners; "GTE" means GTE Corporation and its affiliates; "Houston Cellular" means a partnership between AT&T Wireless and BellSouth Mobility; "ICG" means ICG Telecom Group, Inc.; "Intermedia" means Intermedia Communciations, Inc.; "Kansas Cellular" means Independent Networks, Inc. d/b/a Kansas Cellular; "LCI" means LCI International, Inc.; "MCI" means MCI Communications Corporation; "Motorola" means Motorola, Inc.; "NTS" means NTS Communications, Inc.; "OmniPoint" means OmniPoint Communications Corporation and its affiliates; "PacTel" means Pacific Telesis Mobile Services; "Sprint" means Sprint Corporation and affiliated companies; "SWBM" means Southwestern Bell Mobile Systems, Inc.; "SWBT" means Southwestern Bell Telephone Company; "U.S. Cellular" means United States Cellular Corporation; "U S WEST" means U S WEST, Inc. and its affiliated companies; "Vanguard" means Vanguard Cellular Systems, Inc.; "Vyvx" means Vyvx, Inc.; "Western Wireless" means Western Wireless Corporation; "WMC" means WMC Partners, L.P., an affiliate of AirTouch and U S WEST; and "WorldCom" means WorldCom, Inc.

ITEM 2.  PROPERTIES

    The Company maintains its corporate headquarters in Oklahoma City, Oklahoma. The Company leases this space, which is approximately 24,600 square feet, from an affiliate of the Company at a monthly rental of approximately $23,000. See
Item 13. Certain Relationships and Related Transactions. As of February 28, 1998, the Company's wireless operations leased 35 and owned four sales and administrative offices, at aggregate annual rentals of approximately $.8 million. The Company anticipates that it will review these leases from time to time and may, in the future, lease or acquire new facilities as needed. The Company expects to lease or purchase additional sales and administrative office spaces in connection with proposed wireless acquisitions. The Company does not anticipate that it will encounter any material difficulties in meeting its future needs for any leased space. The Company also owns and leases cell sites, 162 as of February 28, 1998.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not currently involved in any pending legal proceedings that individually or in the aggregate are material to the Company. The Company is a party to routine filings and customary regulatory proceedings with the FCC and the OCC relating to its operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    There is no established trading market for the Company's Common Stock. As of March 15, 1998, there were two record holders of the Company's Class A Common Stock.

    In 1997, the Company declared monthly cash dividends aggregating $7.6 million on the Class A Common Stock until its reorganization on February 28, 1997, and during 1996 the Company declared monthly cash dividends aggregating $.6 million on the Class A Common Stock for the year. Such dividends were used by the holder of 99.3% of the Class A Common Stock to pay accrued interest on the outstanding principal amount of a bank loan in favor of the stockholder and guaranteed by the Company. See Item 13. Certain Relationships and Related Transactions. The Board of Directors has no present plan to declare cash dividends on any Common Stock. In addition, the terms of the Company's Senior Notes, its Senior Preferred Stock, the purchase agreement for its Class B Preferred Stock and its bank credit facilities restrict the ability of the Company to pay dividends on its Common Stock for the foreseeable future.

    On January 22, 1998, the Company sold 175,000 shares of Senior Preferred Stock in a private placement to Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated and NationsBanc Montgomery Securities LLC (the "Placement Agents") pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the "Securities Act"). The Placement Agents resold the shares to qualified institutional buyers, as defined in, and in reliance on the exemption from registration provided by, Rule 144A under the Securities Act. The aggregate offering price for the shares was $175 million, and aggregate discounts and commissions are estimated to be approximately $8.0 million.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth certain historical consolidated financial data with respect to each of the five years ended December 31, 1997 which have been derived from the Company's audited consolidated financial statements. The historical consolidated financial data should be read in conjunction with Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and related notes thereto included in Item 8.

                                                                                          YEAR ENDED DECEMBER 31,
                                                                          -------------------------------------------------------
                                                                           1997(1)    1996(2)     1995       1994        1993
                                                                          ---------  ---------  ---------  ---------  -----------
                                                                           ($ IN THOUSANDS, EXCEPT PER SHARE AND PER SUBSCRIBER
                                                                                                   DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
  Wireless revenue......................................................  $  66,128  $  26,107  $  18,990  $  15,169  $  11,089
  Wireline revenue......................................................     18,455     16,286     14,766     12,871     11,550
  Other revenue.........................................................        586        832        693        206        158
                                                                          ---------  ---------  ---------  ---------  -----------
    Total revenue.......................................................     85,169     43,225     34,449     28,246     22,797
Costs and expenses:
  Cost of service and equipment sales...................................     21,344      9,076      7,014      5,418      4,965
  Marketing and selling.................................................     11,762      4,908      3,157      3,098      2,552
  General and administrative............................................     19,877     12,087     10,138      9,621      7,971
  Depreciation and amortization.........................................     21,729      9,720      6,653      5,534      4,563
                                                                          ---------  ---------  ---------  ---------  -----------
    Total costs and expenses............................................     74,712     35,791     26,962     23,671     20,051
Operating income........................................................     10,457      7,434      7,487      4,575      2,746
Interest expense........................................................    (30,098)    (6,478)    (3,833)    (2,970)    (2,567)
Other income (expense), net.............................................      2,880     (1,586)      (478)      (147)       145
Minority interests in (income) losses of subsidiaries(3)................     (1,693)      (675)    (1,334)    (1,105)      (502)
Income tax (provision) benefit..........................................      3,287        411       (738)      (119)        78
                                                                          ---------  ---------  ---------  ---------  -----------
Income (loss) before extraordinary items................................    (15,167)      (894)     1,104        234        541
Extraordinary items(4)..................................................     (1,567)      (527)    --            228      --
                                                                          ---------  ---------  ---------  ---------  -----------
Net income (loss).......................................................    (16,734)    (1,421)     1,104        462        541(5)
Dividends on preferred stock............................................     (2,603)      (849)      (591)       (83)     --
                                                                          ---------  ---------  ---------  ---------  -----------
Net income (loss) applicable to common stockholders.....................  $ (19,337) $  (2,270) $     513  $     379  $     541
                                                                          ---------  ---------  ---------  ---------  -----------
Basic net income (loss) applicable to common stockholders per common
  share.................................................................  $  (40.87) $   (4.80) $    1.08  $     .80  $    1.14
                                                                          ---------  ---------  ---------  ---------  -----------
Dividends per average common share......................................  $   16.13  $    1.18  $    1.40  $     .11  $   --
                                                                          ---------  ---------  ---------  ---------  -----------
Basic weighted average common shares outstanding........................    473,152    473,152    473,152    473,152    473,152
                                                                          ---------  ---------  ---------  ---------  -----------
OTHER FINANCIAL DATA:
EBITDA (6):
  Wireless Telecommunications(7)........................................  $  21,977      7,005      5,439      3,923      2,680
  Wireline Telecommunications...........................................      8,173      7,270      7,262      5,518      5,158
  Other.................................................................      2,036      2,880      1,439        669       (529)
                                                                          ---------  ---------  ---------  ---------  -----------
    Total...............................................................  $  32,186  $  17,155  $  14,140  $  10,110  $   7,309
                                                                          ---------  ---------  ---------  ---------  -----------
                                                                          ---------  ---------  ---------  ---------  -----------
Ratio of earnings to fixed charges(8)...................................     --         --           1.47x      1.12x     --
Ratio of earnings to combined fixed charges and preferred stock
  dividends(8)..........................................................     --         --           1.28x      1.09x     --
Capital expenditures, excluding cost of acquisitions....................  $  23,216  $  17,438  $   3,925  $   5,267  $   7,353

OTHER DATA:
Ending cellular subscribers.............................................    100,093     33,955     26,614     21,481     15,283
Cellular penetration(9).................................................       6.08%      5.77%      8.02%      6.45%      4.63%
Cellular churn(10)......................................................       1.89%      1.84%      1.52%       .92%       .45%
Average monthly revenue per cellular subscriber(11).....................  $   41.05  $   48.31  $   50.00  $   50.45  $   52.77
Marketing and selling costs per gross additional cellular
  subscriber(12)........................................................  $  397.55  $  539.57  $  451.23  $  429.06  $  392.04
Cellular cell sites (at period end).....................................        135         67         46         36         26
Wireline access lines (at period end)...................................     12,633     11,959     11,806     11,322     10,899
Route miles (at period end)(13).........................................        545        545        516        485        485
Fiber miles (at period end)(14).........................................     11,554     11,537     11,189     10,817     10,817

                                                                                               DECEMBER 31,
                                                                           -----------------------------------------------------
                                                                             1997       1996       1995       1994       1993
                                                                           ---------  ---------  ---------  ---------  ---------
                                                                                             ($ IN THOUSANDS)
BALANCE SHEET DATA:
Net fixed assets.........................................................  $  88,350  $  61,930  $  46,987  $  48,834  $  48,469
Total assets.............................................................    383,214    116,948     73,490     69,647     67,250
Long-term debt, net of current portion...................................    363,069    104,304     64,405     60,727     53,051
Mandatorily redeemable preferred stock(15)...............................     11,623     10,000      5,913      5,913     --
Stockholders' equity (deficit)...........................................    (36,773)    (9,802)    (6,972)    (6,824)     4,760

------------------------------

(1) Includes the operations of the Western Maryland Properties, Maryland 2 and Arizona 5 from February 28, 1997, March 3, 1997 and October 1, 1997, respectively, the dates they were acquired by the Company.

(2) Includes the operations of Kansas/Missouri Cluster from March 19, 1996, the date of its acquisition by the Company.

(3) Reflects minority interests in partnerships in which the Company owns the majority interests.

(4) Extraordinary items reflect the gain or (loss), net of tax related to early extinguishment of debt.

(5) Includes $641,000 of additional income to give cumulative effect to accounting change resulting from the implementation of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."

(6) EBITDA is provided because it is a measure commonly used in the industry to determine a company's ability to incur or service debt. EBITDA is not derived pursuant to generally accepted accounting principles and should not be construed as an alternative to net income, as a measure of performance, or to cash flows, as a measure of liquidity. The calculation of EBITDA does not include the Company's commitments for capital expenditures or payments of debts and should not be deemed to represent funds available to the Company.

(7) Includes EBITDA attributable to minority interests in subsidiaries in which the Company owns a majority interest. Each such subsidiary has outstanding indebtedness to the Company and all of the subsidiaries' cash flow is used to service such indebtedness and is not available for distributions to the holders of the minority interests. The portion of EBITDA attributable to minority interests was $2.9 million, $2.3 million, $2.0 million, $1.5 million and $.9 million for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, respectively.

(8) For the years ended December 31, 1997, 1996 and 1994, earnings were insufficient to cover fixed charges by $18.5 million, $1.3 million and $.2 million, respectively. For the years ended December 31, 1997, 1996 and 1993, earnings were insufficient to cover combined fixed charges and preferred stock dividends by $21.1 million, $2.2 million and $.2 million, respectively. "Earnings" is defined as earnings before extraordinary items and accounting changes, interest expense, amortization of deferred financing costs, taxes and the portion of rent expense under operating leases representative of interest. Fixed charges consist of interest expense, amortization of deferred financing costs and a portion of rent expense under operating leases representative of interest.

(9) Determined by dividing the Company's total ending cellular subscribers for the period by the estimated total Pops covered by applicable FCC cellular licenses or authorizations held by the Company.

(10) "Churn" means the number of cellular subscriber cancellations during a month as a percentage of the total cellular subscribers at the end of such month. Churn is stated as the average monthly churn rate for the period.

(11) Excludes roaming revenue.

(12) Determined by dividing cellular marketing and selling costs by the gross cellular subscribers added during such period. Cellular marketing and selling costs represent selling expenses and losses incurred on equipment sales.

(13) Route miles refers to the number of miles over which fiber optic cables are installed.

(14) Fiber miles refers to the number of route miles multiplied by the number of fibers installed along that path.

(15) On January 22, 1998, the Company issued Senior Preferred Stock having an aggregate liquidation preference of $175.0 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company provides diversified telecommunication products and services. The Company currently provides wireless telecommunication services in its Oklahoma/Texas Cluster, its Kansas/Missouri Cluster, its Maryland/Pennsylvania Cluster and in Arizona 5 and Texas 16. Upon consummation of the proposed wireless acquisitions of California 4 and Santa Cruz, the Company will also own and operate cellular systems in northern and southern California. The Company's wireline telecommunication operations include local telephone exchange services in Oklahoma, regional long-haul fiber optic transmission networks in Oklahoma, Texas and Colorado and CLEC operations which began to resell local, long distance and wireless services in 1997 and currently operates in three markets, including Oklahoma City and Tulsa, Oklahoma and Amarillo, Texas. Upon consummation of the Pending Wireline Acquisitions, the Company will also resell services in Houston, Dallas, Fort Worth, San Antonio and Austin.

OVERVIEW

    SIGNIFICANT EVENTS IN 1997

    The following events materially impacted the Company's results of operations and financial position in 1997.

    On February 28, 1997, the Company purchased the FCC cellular licenses for, and certain assets relating to, two MSAs and two RSAs located in Maryland and Pennsylvania for $77.6 million. The properties are located immediately outside the Washington/Baltimore metropolitan area. On March 3, 1997, the Company purchased the FCC cellular license for, and certain assets relating to, Maryland RSA 2 for $75.8 million. The property is located to the east of the Washington/Baltimore metropolitan area.

    On February 28, 1997, the Company's bank credit agreement was amended and restated to provide the Company with a $200 million revolving credit facility maturing in 2005 (the "Bank Facility"). Interest on borrowings under the Bank Facility accrued at a variable rate (weighted average rate of 8.43% at December 31, 1997). Initial loan proceeds were used to refinance existing indebtedness, finance the Maryland/Pennsylvania Cluster acquisitions described above and for general corporate purposes, including the payment of a $7.5 million dividend in February 1997 to holders of the Company's Class A Common Stock. The principal stockholder used $6.0 million of the dividend to repay a loan which had been guaranteed by the Company and approximately $.5 million to repay indebtedness owed to the Company with respect to certain legal fees. As a result of the $7.5 million dividend, the holders of Class B Convertible Preferred Stock were issued 100,000 shares of Class C Preferred Stock, having a liquidation preference of approximately $1.6 million. See Item 13. Certain Relationships and Related Transactions. In connection with the closing of the Bank Facility, the Company extinguished its then existing credit facility. The Company financed the Arizona 5 Partnership acquisition discussed below with borrowings under the Bank Facility.

    On February 28, 1997, the Company issued pursuant to a private offering $160 million of 11.75% Senior Notes maturing in 2007 and used the net proceeds ($155.2 million) to finance the Maryland/ Pennsylvania Cluster acquisitions ($116.9 million) and to purchase securities ($38.4 million) which were pledged and escrowed to secure payment of the first four semi-annual interest payments on the notes, which began on October 15, 1997. Except for the first four interest payments, the Senior Notes are unsecured obligations of the Company, redeemable at the option of the Company, in whole or in part, on or after April 15, 2002. In addition, at any time prior to April 15, 2000, the Company may redeem up to 35% of the aggregate principal amount with the net proceeds of sales of capital stock of the Company. In June 1997, the Company completed an offer to exchange all of the outstanding senior notes for substantially identical notes registered under the Securities Act of 1933.

    On October 1, 1997, the Company purchased for $39.8 million a 75% interest in the Arizona 5 Partnership, which owns the cellular license for Arizona 5 as well as the associated tangible operating assets. Certain affiliates of the Company indirectly owned a 20.6% interest in the Arizona 5 Partnership and received approximately $9.5 million in connection with the acquisition. See Item
13. Certain Relationships and Related Transactions. In addition, the Company loaned $5.2 million to the current partner which acquired a 25% interest in the Arizona 5 Partnership.

    SIGNIFICANT RECENT EVENTS

    On January 22, 1998, the Company issued, in a private offering, 175,000 shares of 12.25% Senior Preferred Stock. The net proceeds to the Company were approximately $167.0 million. Dividends on the

Senior Preferred Stock are cumulative and payable quarterly, commencing April 15, 1998, in cash or, until January 15, 2003 at the option of the Company, in additional shares of Senior Preferred Stock. The Senior Preferred Stock is exchangeable, in whole but not in part, at the option of the Company, into 12.25% Senior Subordinated Exchange Debentures due 2008 (the "Exchange Debentures") of the Company. The Company may redeem the Senior Preferred Stock or, if issued, the Exchange Debentures, in whole or in part, at any time on or after January 15, 2003. In addition, at any time prior to January 15, 2001, the Company may redeem up to 35% of the Senior Preferred Stock or Exchange Debentures originally issued from the proceeds of sales of the Company's common stock.

    On January 26, 1998, the Company purchased the FCC cellular license for, and certain assets relating to, Texas 16 for $56.6 million, subject to adjustment, using proceeds from the Senior Preferred Stock offering. Texas 16 is located in south-central Texas between Houston, San Antonio and Austin.

    On March 19, 1998, the Company entered into a definitive agreement to purchase the remaining 25% interest in the California 4 Partnership for $21.7 million bringing the aggregate California 4 purchase price to $87.0 million, subject to adjustment. Previously in November 1997, the Company entered into a definitive agreement to purchase a 75% interest in the California 4 Partnership for $65.3 million.

    On March 25, 1998, the Company entered into a definitive agreement to purchase 70% of the outstanding stock of the corporation that owns the FCC cellular license for, and the assets relating to, the Santa Cruz, CA MSA for $25.2 million, subject to adjustment. The Company is negotiating to acquire the remaining 30% of the outstanding stock of such corporation.

    On March 26, 1998, the Company entered into a definitive agreement to purchase the common stock of ATI for approximately $130.0 million. ATI is based in Houston, Texas and provides resale services to primarily commercial customers in five major Texas markets, including Houston, Dallas, Fort Worth, San Antonio and Austin.

    On March 27, 1998, the Company established a $200 million senior secured credit facility and replaced its existing revolving credit facility with a $250 million senior secured credit facility. The credit facilities will be used primarily to refinance existing bank indebtedness, finance capital expenditures, consummate acquisitions, finance interest payments on the Senior Notes, and fund general corporate operations. Interest on the facilities will accrue at variable rates and will terminate in 2006.

    WIRELESS OPERATIONS

    The Company's wireless or cellular revenues consist of service, roaming and equipment sales revenues. There has been an industry trend of declining average revenue per minute, as competition among service providers has led to reductions in rates for airtime and subscriptions and other charges. The Company believes that the impact of this trend will be mitigated by increases in the number of wireless telecommunications subscribers and the number of minutes of usage per subscriber. There has also been a broad trend in the wireless telecommunications industry of declining average revenue per subscriber. The Company believes that the downward trend is primarily the result of the addition of new lower usage customers who utilize cellular services for personal convenience, security or as a backup for their traditional landline telephone. Although the Company has experienced a decline in average revenue per subscriber, the Company has introduced new services, such as voice mail and call forwarding, which has increased revenue and encouraged additional usage to a limited extent.

    Roaming accounted for 39.7% of the Company's cellular revenue for the year ended December 31, 1997. While the industry trend is to reduce roaming rates, the Company believes that, historically, its roaming rates have been generally lower than rates offered by others in or near the Company's systems and that its roaming rates have not been materially impacted by this trend. Roaming yield (roamer service revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes of use) was $.70 (excludes Arizona 5 for 1997, for which the roaming minutes of use were not available), $.75 and $.70 per minute for the years ended December 31, 1997, 1996 and 1995, respectively.

    The Company's cellular churn rate increased from 1996 to 1997 due to increased competition among cellular providers and the addition of the Maryland/Pennsylvania Cluster in March 1997, which has higher churn rates than in the Company's other market areas. The Company's overall cellular penetration rates decreased in 1996 and 1997 compared to 1995 as a result of the Company's acquisition of the cellular systems in the Kansas/Missouri Cluster and the Maryland/Pennsylvania Cluster, and will decrease further after consummation of the California 4 and Santa Cruz Acquisitions. Cellular penetration rates in the Oklahoma/Texas Cluster increased in 1995, 1996 and 1997. The Company believes that as its cellular penetration rates increase, the increase in new subscriber revenue will exceed the loss of revenue attributable to increases in the cellular churn rate.

    In recent years, the Company, and other cellular companies, have increased the use of discounts on phone equipment and free phone promotions, as competition between service providers has intensified. As a result, the Company has incurred, and expects to continue to incur, losses on cellular equipment sales, which have resulted in increased marketing and selling costs per gross additional cellular subscriber. While the Company expects to continue these discounts and promotions, the Company believes that related losses on equipment sales will be mitigated by increased revenue from increases in the number of cellular subscribers.

    The size and scope of the Company's wireless operations increased substantially upon consummation of the acquisitions in 1997 (Maryland 2, Western Maryland Properties and Arizona 5) and another in January 1998 (Texas 16) and will increase further upon consummation of any of the proposed acquisitions (including California 4, Santa Cruz, California 7 and Texas 7). Although the Company expects its earnings before interest, taxes, depreciation and amortization (EBITDA) will increase as a result of acquisitions, the increased amortization and interest expense associated with the Senior Notes and additional bank borrowings resulted in increased losses in 1997, which are expected to continue in 1998 and thereafter until the Company expands the acquired systems and increases the subscriber base.

    WIRELINE OPERATIONS

    The Company has provided local exchange services since 1936, and currently owns and operates nine contiguous exchanges in western Oklahoma and three contiguous exchanges adjacent to and east of the Oklahoma City metropolitan area. The Company's local exchange revenues consist of (i) end user revenue, which includes charges for local service and enhanced services such as call waiting and call forwarding; (ii) access revenue, which is paid by interexchange carriers ("IXCs") for providing access from the IXC's point of presence to the end user who makes or receives a long distance call; and (iii) support revenue, which is paid by federal and state agencies to companies, such as the Company, which operate in areas where, due to factors such as geographic conditions or subscriber density, the cost to provide service is higher than normal. Support revenue, which consists of high cost funds ("HCF") from state agencies and universal service funds ("USF") from federal agencies, accounted for approximately 36% of the Company's revenue from its wireline operations, or $5.5 million, for the year ended December 31, 1997.

    The 1996 Act potentially impacts the Company's sources of support revenue. Under previous regulation, access charges contained implicit support for high cost areas. Regulations adopted pursuant to the 1996 Act would remove implicit support from access revenues and place more emphasis for such support on HCF/USF. In May 1997, the FCC adopted changes that may, over time, reduce or eliminate subsidies to telephone companies in areas where the cost of connecting and maintaining phone lines is demonstrated to be above the industry or area norm. The Company will continue to pursue its strategy to lessen the impact of any future regulatory changes by reducing its operating costs through consolidation of operational functions at the Company level in order to achieve economies of scale.

    The Company began reselling local, long distance and wireless services in October 1997 and currently operates in three markets, including Oklahoma City and Tulsa, Oklahoma and Amarillo, Texas. The Company uses its own switch and leases local exchange lines in the Oklahoma markets. In the Amarillo, Texas market, the Company leases both switch services and local exchange lines. The Company expects to commence offering these services in other metropolitan areas in the region based on market demand. The

Company has entered into an agreement with SWBT and GTE, pursuant to which the Company may resell local exchange and other services in all markets served by SWBT and GTE in Oklahoma. The Company has also established an agreement with SWBT for the markets served by SWBT in Texas and is currently awaiting approval by the Texas Public Utility Commission on the agreement with GTE for the markets served by GTE in Texas. The Company incurred losses and negative cash flows in its resale business in 1997, which are expected to continue in 1998 and until it develops and expands its subscriber base, primarily as a result of marketing and advertising costs.

    The Company's revenues from its fiber business are generated from three different sources: (1) wholesale long-haul transport services as a "carrier's carrier," (2) transport services to private businesses and government agencies requiring network services, and (3) long-haul transport services for the Company's subsidiaries. For the year ended December 31, 1997, approximately 41% of the Company's gross fiber revenue was attributable to NTS and approximately 27% of its gross fiber revenue was attributable to the Company's subsidiaries. During 1997, the Company's operating income and EBITDA declined as a percentage of gross fiber revenue primarily as a result of increases in sales and administrative staff and additional allocations of corporate overhead.

    Although the Company currently has excess capacity and does not currently plan to add more fiber optic lines, the Company will seek to expand its network through interconnect agreements to access other major population centers (including routes which may be attractive to major carriers).

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    OPERATING REVENUE. For the year ended December 31, 1997, total operating revenue increased $42.0 million, or 97.2%, to $85.2 million from $43.2 million in 1996. Total wireless revenue, local exchange revenue, fiber revenue and resale revenue represented 77.6%, 16.4%, 4.0% and .1% of total operating revenue, respectively, in 1997 and 60.4%, 31.2%, 5.4% and 0% of total operating revenue, respectively, in 1996.

    The following table sets forth the components of the Company's wireless and wireline revenue for the years ended December 31:

                                                                            1997       1996
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Wireless revenue:
  Cellular service......................................................  $  38,410  $  17,593
  Cellular roaming......................................................     26,263      7,852
  Cellular equipment....................................................      1,455        662
                                                                          ---------  ---------
                                                                             66,128     26,107
Wireline revenue:
  Local exchange........................................................     13,993     13,472
  Fiber.................................................................      3,439      2,313
  CLEC..................................................................        102     --
  Other.................................................................        921        501
                                                                          ---------  ---------
                                                                             18,455     16,286
Other...................................................................        586        832
                                                                          ---------  ---------
    Total...............................................................  $  85,169  $  43,225
                                                                          ---------  ---------
                                                                          ---------  ---------

    CELLULAR. The Company's operating revenue from its cellular operations (service, roaming and equipment) increased $40.0 million, or 153.3%, to $66.1 million for the year ended December 31, 1997 from $26.1 million in 1996. Cellular service revenue increased $20.8 million, or 118.3%, to $38.4 million for the year ended December 31, 1997 from $17.6 million in 1996. Of the increase, $15.0 million was attributable to the acquisition of the Maryland/Pennsylvania Cluster and Arizona 5 in 1997 and the inclusion of the operations of the Kansas/Missouri Cluster, which was acquired March 19, 1996, for all of 1997. The remaining increase was primarily attributable to increased penetration and usage in the Oklahoma/Texas Cluster and Kansas/Missouri Cluster. The Company's cellular subscriber base increased 194.8% to 100,093 at December 31, 1997 from 33,955 at December 31, 1996. 42,608 subscribers were added as a result of the acquisition of the Maryland/Pennsylvania Cluster. The Company's average monthly cellular service revenue per subscriber decreased 15.0% to $41.05 for the year ended December 31, 1997 from $48.31 for 1996 due to the addition of new lower rate subscribers in the Maryland/Pennsylvania Cluster and competitive market pressures.

    Cellular roaming revenue increased $18.4 million, or 234.4%, to $26.3 million for the year ended December 31, 1997 from $7.9 million in 1996. Of the increase, $16.4 million was attributable to the acquisition of the Maryland/Pennsylvania Cluster and Arizona 5 in 1997 and the inclusion of the operations of the Kansas/Missouri Cluster for all of 1997. The remaining increase was primarily attributable to increased roaming minutes in the Oklahoma/Texas Cluster and Kansas/Missouri Cluster due to expanded coverage areas in these markets and an increase in cellular minutes of use. Cellular equipment sales of $1.5 million in 1997 represented an increase of $.8 million, or 119.8%, from $.7 million in 1996, as the Company sold more equipment in 1997.

    LOCAL EXCHANGE. Local exchange revenue increased $.5 million, or 3.9%, to $14.0 million for the year ended December 31, 1997 compared to $13.5 million for 1996 due primarily to an increase in toll charges and an increase in the number of access lines from 11,959 as of December 31, 1996 to 12,633 as of December 31, 1997.

    FIBER. The Company's revenue from its fiber operations increased $1.1 million, or 48.7%, to $3.4 million in 1997 from $2.3 million in 1996 due primarily to an increase in the number of fiber lines, bringing the total lines leased to an equivalent of 53 DS3s at December 31, 1997 compared to 46 at December 31, 1996.

    CLEC. The Company launched its CLEC operations in October 1997, generating $.1 million of service revenue primarily related to equipment, local and long distance sales.

    COST OF SERVICE AND EQUIPMENT SALES. For the year ended December 31, 1997, the total cost of service and equipment sales increased $12.3 million, or 135.2%, to $21.3 million from $9.1 million in 1996.

    The following table sets forth the components of the Company's wireless cost of service and equipment sales and wireline cost of service and equipment sales for the years ended December 31:

                                                                             1997       1996
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Wireless cost of service and equipment sales:
  Cellular service.......................................................  $  14,709  $   4,503
  Cellular equipment.....................................................      4,046      2,571
                                                                           ---------  ---------
                                                                              18,755      7,074
Wireline cost of service and equipment sales:
  Local exchange service.................................................      1,868      1,877
  Fiber service..........................................................        309        125
  CLEC service...........................................................        365     --
  CLEC equipment.........................................................         47     --
                                                                           ---------  ---------
                                                                               2,589      2,002
                                                                           ---------  ---------
    Total................................................................  $  21,344  $   9,076
                                                                           ---------  ---------
                                                                           ---------  ---------

    CELLULAR. Cost of cellular service increased $10.2 million, or 226.7%, to $14.7 million during the year ended December 31, 1997 from $4.5 million in 1996. Of the increase, $8.4 million was attributable to the acquisition of the Maryland/Pennsylvania Cluster and Arizona 5 in 1997 and the inclusion of the operations of the Kansas/Missouri Cluster for all of 1997. The remaining increase was primarily attributable to increased subscribers and minutes of use in the Oklahoma/Texas Cluster and Kansas/Missouri Cluster and expanded use of rerating agreements with cellular providers adjacent to the Company's markets. As a percentage of cellular service and roaming revenue, cost of cellular service increased to 22.7% in 1997 from 17.7% in 1996. This is primarily due to the expanded use of rerating agreements noted above, as well as additional facility lease costs relating to the Maryland 2 Acquisition. Cost of cellular equipment increased $1.5 million, or 57.4%, to $4.1 million in 1997 from $2.6 million in 1996, primarily from increases in the volume of equipment sold due to the growth in subscribers.

    LOCAL EXCHANGE. Cost of wireline telephone service remained consistent at $1.9 million for both 1997 and 1996. As a percentage of wireline telephone service revenue, cost of wireline telephone service decreased slightly from 13.9% in 1996 to 13.3% in 1997.

    FIBER. Cost of fiber service increased $.2 million, or 147.6%, to $.3 million in 1997 from $.1 million in 1996. The increase was the result of increased DS3 equivalents.

    CLEC. Cost of CLEC service and equipment associated with the Company's October 1997 launch of its resale operations totaled $.4 million.

    MARKETING AND SELLING COSTS. Marketing and selling costs increased $6.9 million, or 139.7%, to $11.8 million in 1997 from $4.9 million in 1996. The increase was primarily due to the higher level of cellular subscribers added period to period. Gross cellular subscribers added in 1997 was 33,354 with subscribers added in the Maryland/Pennsylvania Cluster and Arizona 5 since their acquisition making up 16,469 and 1,307, respectively, of the gross cellular subscribers added. The number of gross cellular subscribers added in 1996 was 11,970. Additionally, the Company incurred $.9 million of marketing costs in 1997 associated with the October 1997 launch of its resale operations. As a percentage of total operating revenue, marketing and selling costs increased to 13.8% in 1997 from 11.4% in 1996.

    GENERAL AND ADMINISTRATIVE COSTS. For the year ended December 31, 1997, general and administrative costs increased $7.8 million, or 64.5%, to $19.9 million from $12.1 million for the same period of 1996. The increase was primarily due to increased billing costs as a result of the growth in cellular subscribers, the acquisition of the Maryland/Pennsylvania Cluster and Arizona 5, the inclusion of the Kansas/Missouri Cluster for all of 1997, and increased salary costs resulting from additional personnel in the Company's cellular, fiber and resale operations. As a percentage of total operating revenue, general and administrative costs decreased to 23.3% in 1997 from 28.0% in 1996. The decrease is a result of economies of scale realized as the Company integrated its new cellular operations into its existing management structure.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the year ended December 31, 1997, depreciation and amortization expense increased $12.0 million, or 123.5%, to $21.7 million from $9.7 million in 1996. Approximately $12.1 million of the increase was the result of the amortization of assets acquired in the Maryland/Pennsylvania and Kansas/Missouri Clusters and Arizona 5. The remaining decrease relates to assets in the Oklahoma/Texas Cluster and local exchange operations becoming fully depreciated.

    OTHER EXPENSE. For the year ended December 31, 1997, total other expense (consisting of interest income, interest expense, and other income/expense) increased $19.2 million, or 237.6%, to $27.2 million from $8.1 million in 1996. Interest income of $2.8 million for 1997 was a result of interest earned on securities purchased which were pledged to secure payment of the first four semi-annual interest payments on the Senior Notes. For the year ended December 31, 1997, interest expense increased $23.6 million to $30.1 million from $6.5 million in 1996. The increase was primarily the result of increased borrowings during 1997 to finance the Maryland/Pennsylvania Cluster and Arizona 5 acquisitions. For the year ended December 31, 1997, other expense decreased $1.4 million to $.2 million from $1.6 million in 1996. This is primarily the result of a $2.0 million loss relating to a sale of assets recognized during 1996 offset by the Company's share of income related to investments in unconsolidated subsidiaries.

    EXTRAORDINARY EXPENSE. In 1997 and 1996, the Company incurred an extraordinary pretax loss of approximately $2.5 million and $.9 million, respectively, as a result of writing off previously capitalized financing costs associated with a revolving credit facility that was refinanced in February 1997 and March 1996.

    YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    OPERATING REVENUE. For the year ended December 31, 1996, total operating revenue increased $8.8 million, or 25.5%, to $43.2 million from $34.4 million in 1995. Total cellular revenue, wireline revenue and fiber revenue represented 60.4%, 31.2% and 5.4% of total operating revenue, respectively, in 1996 and 55.1%, 37.2% and 4.1% of total operating revenue, respectively, in 1995.

    The following table sets forth the components of the Company's wireless revenue and wireline revenue for the years ended December 31:

                                                                            1996       1995
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Wireless revenue:
  Cellular service......................................................  $  17,593  $  13,949
  Cellular roaming......................................................      7,852      4,369
  Cellular equipment....................................................        662        672
                                                                          ---------  ---------
                                                                             26,107     18,990
Wireline revenue:
  Local exchange........................................................     13,472     12,807
  Fiber.................................................................      2,313      1,415
  Other.................................................................        501        544
                                                                          ---------  ---------
                                                                             16,286     14,766
Other...................................................................        832        693
                                                                          ---------  ---------
    Total...............................................................  $  43,225  $  34,449
                                                                          ---------  ---------
                                                                          ---------  ---------

    CELLULAR. The Company's operating revenue from its cellular operations increased $7.1 million, or 37.5%, in 1996 to $26.1 million from $19.0 million in 1995. Cellular service revenue increased $3.6 million, or 26.1%, to $17.6 million in 1996 from $14.0 million in 1995. Of the $3.6 million increase, $2.5 million was attributable to increased penetration and usage in the Oklahoma/Texas Cluster and $1.1 million was attributable to the acquisition of the Kansas/Missouri Cluster in March 1996. The Company's cellular subscriber base increased 27.6% to 33,955 at December 31, 1996, from 26,614 at December 31, 1995, of which 58.6% (4,301 subscribers) of the increase was attributable to increased penetration in the Oklahoma/ Texas Cluster. However, the Company's average monthly cellular service revenue per subscriber decreased 3.4% to $48.31 for the year ended December 31, 1996 from $50.00 for the year ended December 31, 1995 due to competitive market pressures and the addition of new lower usage subscribers. Cellular equipment sales of $.7 million in 1996 represented a slight decrease over 1995. Although the Company sold more equipment during the year ended December 31, 1996, the Company increased its use of discounted equipment and free phone promotions with the signing of one-year service contracts. Cellular roaming revenue increased $3.5 million, or 79.7%, to $7.9 million in 1996 from $4.4 million in 1995. Of the $3.5 million increase, $1.9 million, or 54.3%, was the result of the inclusion of the Kansas/Missouri Cluster with roaming minutes of use totaling 1.3 million from the acquisition date in March 1996 to December 31, 1996. The remaining $1.6 million of the increase, or 45.7%, resulted from a 44.9% increase in roaming minutes of use in 1996 for the Oklahoma/Texas Cluster due to improved coverage areas and an increase in cellular minutes of use.

    LOCAL EXCHANGE. Telco service revenue increased $.7 million, or 5.2%, to $13.5 million for the year ended December 31, 1996 from $12.8 million in 1995 due to a 1.3% increase in the number of access lines.

    FIBER. The Company's revenue from its fiber operations increased $.9 million, or 63.5%, to $2.3 million in 1996 from $1.4 million in 1995 primarily as a result of an increase in the number of fiber lines leased by an equivalent of 26 DS3 lines, bringing the total lines leased to an equivalent of 46 DS3s at December 31, 1996, partially offset by a decline in leased line charges.

    COST OF SERVICE AND EQUIPMENT SALES. For the year ended December 31, 1996, the total cost of service and equipment sales increased $2.1 million, or 30.0%, to $9.1 million from $7.0 million in 1995.

    The following table sets forth the components of the Company's wireless cost of service and equipment sales and wireline cost of service for the years ended December 31:

                                                                            1996       1995
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Wireless cost of service and equipment sales:
  Cellular service......................................................  $   4,503  $   3,155
  Cellular equipment....................................................      2,571      2,013
                                                                          ---------  ---------
                                                                              7,074      5,168
Wireline cost of service and equipment sales:
  Local exchange service................................................      1,877      1,730
  Fiber service.........................................................        125        116
                                                                          ---------  ---------
                                                                              2,002      1,846
                                                                          ---------  ---------
    Total...............................................................  $   9,076  $   7,014
                                                                          ---------  ---------
                                                                          ---------  ---------

    CELLULAR. Cost of cellular services increased $1.3 million, or 42.7%, to $4.5 million during 1996 from $3.2 million in 1995. Cost of cellular services includes costs incurred for access to local exchange company facilities, rerating, roaming validation (provided by a third party clearinghouse) and long distance toll services. Of the increase, 58.7% was attributable to the inclusion of the Kansas/Missouri Cluster from March 1996. The remaining increase primarily was the result of roaming agreements entered into by the Company in 1995 with eleven other carriers in Texas and Oklahoma to expand its home rate coverage. Cost of cellular service increased as a percentage of cellular service and roaming revenue to 17.7% for the year ended December 31, 1996 from 17.2% for 1995. Cost of cellular equipment increased $.6 million, or 27.8%, to $2.6 million in 1996 from $2.0 million in 1995. The increase resulted primarily from increases in the volume of equipment sales due to the growth in subscribers during 1996, partially offset by a decrease in equipment costs.

    LOCAL EXCHANGE. Cost of wireline telephone service increased $.2 million, or 8.5%, to $1.9 million in 1996 from $1.7 million in 1995. Cost of wireline telephone service in 1996 increased as a percentage of wireline telephone service revenues to 13.9% from 13.5% in 1995 as a result of increased maintenance costs of wireline plant and costs associated with continued subscriber growth.

    FIBER. Cost of fiber service remained constant at $.1 million for the years ended December 31, 1996 and 1995.

    MARKETING AND SELLING COSTS. Marketing and selling costs increased $1.7 million, or 55.5%, to $4.9 million in 1996 from $3.2 million in 1995. The increase was primarily due to the higher level of cellular subscribers added period to period. Gross cellular subscribers added for the year ended December 31, 1996 was 11,970 with the Kansas/Missouri Cluster making up 1,511 of the gross cellular subscribers added. The gross number of cellular subscribers added in 1995 was 9,653. As a percentage of total operating revenue, marketing and selling costs increased to 11.4% in 1996 from 9.2% in 1995.

    GENERAL AND ADMINISTRATIVE COSTS. For the year ended December 31, 1996, general and administrative costs increased $2.0 million, or 19.2%, to $12.1 million from $10.1 million for 1995. The increase was primarily due to increased billing costs as a result of the growth in cellular subscribers, the inclusion of the Kansas/Missouri Cluster from March 1996 and increased salary costs resulting from additional personnel in its cellular and fiber operations. General and administrative costs decreased as a percentage of the Company's total revenues to 28.0% in 1996 from 29.4% in 1995.

    DEPRECIATION AND AMORTIZATION EXPENSE. For 1996, depreciation and amortization expense increased $3.1 million to $9.7 million from $6.6 million in 1995. Approximately $1.2 million of the increase was the result of the amortization of the licenses acquired in the Kansas/Missouri Cluster, with the remainder due primarily to the increase in equipment in the Company's cellular, wireline and fiber businesses.

    INTEREST EXPENSE, NET. For 1996, interest expense, net increased $2.7 million to $6.5 million from $3.8 million in 1995. The increase was primarily a result of increased borrowings to finance the Kansas/ Missouri Cluster acquisition and the acquisition of fiber equipment.

    OTHER INCOME (EXPENSE), NET. For 1996, other expense increased $1.1 million to $1.6 million from $.5 million in 1995 primarily as a result of a $1.7 million pretax loss on the disposal of two mobile telecommunications switching offices and related equipment sold during 1996 in connection with the technology upgrade of the Company's systems in the Oklahoma/Texas Cluster.

    EXTRAORDINARY EXPENSE. For the year ended December 31, 1996, the Company incurred a pretax loss of approximately $.9 million as a result of writing off previously capitalized financing costs associated with a revolving credit facility that was refinanced in March 1996.

IMPACT OF YEAR 2000 ISSUE

    The "Year 2000 Issue" is the result of computer programming being written using two digits rather than four to define the applicable year. Any of the Company's systems, as well as those of key suppliers and customers, that have date sensitive logic may interpret a date using "00" as the year 1900 rather than 2000. This may result in inaccurate processing or possible system failure causing potential disruption of operations including among other things a temporary inability to process transactions, send invoices, supply services or engage in similar normal business activities.

    The Company recognizes the Year 2000 Issue stems from the information systems currently used or that may come into use by the Company, its suppliers and customers. However, the Company believes that the issue is a business continuation issue not just an information technology problem. In 1997, the Company initiated and participated in communications with various customers, suppliers and regulatory agencies regarding the Year 2000 Issue. In early 1998, the Company established a multi-disciplined team to perform an impact assessment for the corporation. The team consists of representatives from each of the lines of business, as well as representative from key corporate departments. The team is currently headed by the Chief Information Officer. This in-house team will be assisted by an outside firm which will provide Year 2000 assessment methodology and will bring a structured approach to the assessment and management reporting process.

    The specific objectives of the impact assessment team include:

    - Identification of key risk areas by line of business

    - Identification and prioritization of specific compliance activities by risk area and line of business

    - Identification of costs and schedule for required compliance activities

    The scope of the impact assessment includes:

    - Systems used internally (licensed and internally developed)

    - Service providers such as billing service bureaus

    - Key supplier relationships

    - Key customer contact points

    - Embedded systems

    From an information systems standpoint, the Company has historically relied on outsourcing relationships for many of its business and operational applications, including billing and customer service. Those applications which have not been outsourced have been deployed using packaged software from outside vendors. As a result, the amount of internally developed software that needs to be analyzed and potentially remediated is believed to be relatively less compared to other companies in this industry. As such, the key focus of the impact assessment team will be on the service providers and the vendors whose software the company is using. Core business applications including the general ledger, fixed assets, procurement and accounts payable have been recently replaced (January 1998) using new software which is certified by the vendor to be year 2000 compliant. In addition, the Company has recently undertaken a project to replace the human resources and payroll applications using the same software and hardware platform. This project is scheduled for completion in calendar 1998.

    While the primary focus of the impact assessment team involves looking into risk areas that exist and identifying remediation activities to change existing conditions, the team will also be developing recommendations and standards for future activities of the Company that are aimed at preventing the introduction of new risk between now and the year 2000.

    The Company recognizes that future acquisitions in any part of the business may introduce new Year 2000 risk into the Company. As a result the company has included Year 2000 impact assessment analysis and reporting into the due diligence process for acquisitions beginning in 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's Wireless Operations require substantial capital to acquire, construct and expand cellular telephone systems and to fund operating requirements. The Company historically has financed its Wireless Operations through bank debt and proceeds from the sale of debt and equity. While the Company's Wireline Operations have historically been financed through government loans, other sources of financing will be required for the ATI acquisition. Wireline Operations include the Company's subsidiary, Dobson Wireline Company and its subsidiaries which own the Company's local exchange, fiber and CLEC operations.

    At December 31, 1997, the Company had working capital of $16.3 million (a ratio of current assets to current liabilities of 1.6:1) and a cash balance of $3.0 million, which compares to working capital of $11.0 million (a ratio of current assets to current liabilities of 2.2:1) and $6.9 million (a ratio of current assets to current liabilities of 2.0:1) and a cash balance of $1.6 million and $1.1 million at December 31, 1996 and 1995, respectively.

    The Company's net cash provided by operating activities totaled $12.3 million for 1997 compared to $11.6 million for 1996 and $8.6 million for 1995. The increase of $.7 million from 1996 to 1997 was primarily due to net changes in current assets and liabilities, depreciation and amortization and deferred income taxes and investment tax credits, offset by the Company's net loss for the period. The increase of $3.0 million from 1995 to 1996 was primarily due to depreciation and amortization and a loss on the disposition of assets offset by the Company's net loss for the period.

    Net cash used in investing activities, which totaled $221.1 million, $49.4 million and $11.1 million for the years ended December 31, 1997, 1996 and 1995, respectively, principally related to the acquisition of the Maryland/Pennsylvania Cluster and Arizona 5 cellular systems in 1997, the Kansas/Missouri Cluster in

1996, and deposits made in 1995 related to the Maryland/Pennsylvania Cluster and PCS license acquisitions, as well as capital expenditures in all periods. Acquisitions accounted for $190.7 million and $30.0 million in 1997 and 1996 and capital expenditures were $23.2 million, $17.4 million and $3.9 million in 1997, 1996 and 1995, respectively.

    The Company's capital expenditures (excluding the purchase price and related costs incurred to consummate acquisitions) were $23.2 million for the year ended December 31, 1997, and the Company expects its capital expenditures (excluding the purchase price and related costs incurred to consummate acquisitions) to total approximately $41.2 million for 1998 (including $5.0 million associated with the proposed California 4 and Santa Cruz Acquisitions). Of the capital expenditures expected to be made in 1998, $26.0 million is expected to be made in the Company's Wireless Operations and $13.8 million is expected to be made in its Wireline Operations. The Company has not budgeted any amounts to be expended in 1998 with respect to the systems which may be acquired in future wireless acquisitions (including, but not limited to, California 7, Texas 7 and Arkansas
11), the Pending Wireline Acquisitions or the Company's PCS systems. The amount and timing of capital expenditures may vary depending on the rate at which the Company expands and develops its cellular systems, whether the Company consummates additional acquisitions, whether the Company expands its fiber optic network or local exchange operations and the adoption of new regulations relating to support revenue.

    In January 1998, the Company entered into an agreement with Lucent Technologies Inc. ("Lucent") to purchase, over a four-year period, 300 cell sites, two switches and certain related hardware and software. The agreement also requires the Company to pay an annual software maintenance fee and to make certain additional payments based on the number of subscribers added in the areas serviced by the cell sites. The aggregate net cost to the Company under this agreement is estimated to be $81 million, of which $8.2 million has been budgeted for 1998.

    In April 1997, the Company was granted PCS licenses in nine markets in Oklahoma, Kansas and Missouri. The aggregate bid for these licenses was $5.1 million after an FCC authorized discount of 15% by reason of the Company's status as a "small business." The Company has financed $4.1 million of the purchase price with government loans secured by liens on the PCS licenses at an annual interest rate of 6.25%, amortizing quarterly over eight years beginning in 1999. The Company is required to build out systems covering 25% of the population covered by each of the PCS licenses by 2002. The Company currently anticipates that the cost to build out the minimum PCS system will be $10.0 million to $30.0 million. The actual amount of the expenditures will depend on the PCS technology selected by the Company, the extent of the Company's buildout, the costs at the time of buildout and the extent the Company must bear the expense of relocating incumbent microwave licensees, as mandated by FCC rules. The Company has not budgeted any amounts for capital expenditures in 1998 with respect to the buildout of a PCS system.

    Net cash provided by financing activities was $210.2 million for 1997 compared to $38.3 million for 1996 and $1.8 million for 1995. Financing activities for the year ended December 31, 1997 consisted primarily of $343.5 million of proceeds from long-term debt, including the issuance of $160.0 million principal amount of Senior Notes and borrowings under the Bank Facility. Proceeds from long-term debt exceeded repayment thereof by $254.7 million, $39.8 million and $2.7 million in 1997, 1996, and 1995 respectively.

    In March 1998, the Company's subsidiary, Dobson Cellular Operations Company ("DCOC"), established a $200.0 million senior secured credit facility (the "DCOC Credit Facility"). DCOC's obligations under the DCOC Credit Facility are secured by all current and future assets of DCOC, including the Texas 16 assets and assets acquired in any of future wireless acquisitions, and are guaranteed by DCOC's subsidiaries. The Company's subsidiary, Dobson Operating Company ("DOC"), established a $250.0 million senior secured credit facility (the "Amended Bank Facility") to replace the existing Bank Facility. The Amended Bank Facility continues to be secured by all of DOC's stock and the stock or partnership interests of its restricted subsidiaries and all assets of DOC and its restricted subsidiaries. The Company and DOC's subsidiaries other than DCOC, DCOC's subsidiaries, the Arizona 5 Partnership and the Wireline Operations have guaranteed DOC's obligations under the Amended Bank Facility. The DCOC Credit Facility and the Amended Bank Facility require the Company to maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding the Company's ability to meet its debt service obligations.

    In March 1998, the Company entered into a definitive agreement to purchase the stock of ATI for approximately $130.0 million. At the time of the agreement, the Company placed $5.0 million into an escrow account pending closing. The Company has obtained a commitment letter for a $155.0 million bridge facility ("Bridge Notes") to be established at Dobson Wireline Company. The Bridge Notes will be used to finance the ATI acquisition, to fund the Zenex purchase, and to provide additional operating capital. The facility will bear interest at 13%, increasing by 1% after six months from the issuance date and increasing by an additional .5% at the end of each subsequent three-month period. Interest is payable quarterly in arrears and the Bridge Notes mature one year from the date of issuance. The Bridge Notes are secured by substantially all of the assets of the Dobson Wireline Company, including the Pending Wireline Acquisitions. The Bridge Notes are expected to be extinguished with proceeds from either a private debt offering to be completed during 1998 or through the issuance of senior rollover notes (the "Rollover Notes"). The Rollover Notes would be used in their entirety to redeem 100% of the outstanding principal amount of the Bridge Notes. The Rollover Notes would bear interest at a variable rate and mature ten years after the date of issuance. The Rollover Notes would be secured with the same assets secured under the Bridge Notes.

    In April 1997, the Company entered into an interest rate hedge agreement to hedge the Company's interest expense on its indebtedness under the Bank Facility. The agreement provides for a rate cap of 8.0% plus a factor, based on the Company's leverage ratio (cap at December 31, 1997 was 10.5%), terminating on the earlier of April 24, 2000 or the date an option to enter into an interest rate swap transaction is exercised by the counterparty. Under the swap agreement, the interest rate would be fixed at 6.13% plus the same factor used to determine the rate cap or a floating LIBOR rate, terminating on April 24, 2002. The Company accounts for this as a hedge.

    The minority partners in the Company's partnerships that own certain of its cellular operations receive distributions equal to their share of the profit multiplied by estimated income tax rates. In 1997, 1996 and 1995, the minority partners received distributions of $.5 million, $.1 million and $.9 million, respectively. Under the Company's bank credit agreements, the Company's minority partners are not entitled to receive any cash distributions in excess of amounts required to meet income tax obligations until all indebtedness of their respective partnerships is paid or extinguished.

    The Company has paid dividends in amounts sufficient to fund the interest and principal payments owed by certain of its beneficial owners of its stock with respect to debt incurred in November 1994 to purchase common stock. In 1997 and 1996, the Company paid aggregate dividends on its common stock of $7.6 million and $.6 million, respectively. Of the amount paid in 1997, $6.0 million was used to repay such debt and $.5 million was used to pay indebtedness to the Company. The Company does not expect to pay dividends on its common stock in the foreseeable future.

    The Company's Wireline Operations have been designated as Unrestricted Subsidiaries and, therefore, will not be subject to the covenants in the Indenture for the Senior Notes, the Certificate of Designation for the Senior Preferred Stock or the Amended Bank Facility. Accordingly, there is no limit on the amount of debt the Wireline Operations would be able to incur or on its ability to create liens.

    The Amended Bank Facility and DCOC Credit Facility each amortize quarterly beginning June 30, 2000 and terminate on June 30, 2006. The Company's government loans have scheduled maturities until 2028 and the Senior Notes mature in February 2007. Such indebtedness may need to be refinanced at their respective maturities. The Company's ability to do so will depend upon, among other things, its financial condition at the time, the restrictions on its indebtedness and other factors, including market conditions, beyond the control of the Company.

    Although there can be no assurance, management believes the proceeds from the sale of the Senior Preferred Stock, together with borrowings under the Amended Bank Facility, the DCOC Credit Facility, the Bridge Notes, cash on hand, and cash flow from operations will be sufficient to fund the California 4, Santa Cruz, California 7, Texas 7 and Arkansas 11 Acquisitions, the Pending Wireline Acquisitions, the Company's capital expenditures and its working capital and debt service requirements. The Company will require additional financing to pursue other future acquisitions and to meet the required PCS buildout. Sources of additional capital may include public or private debt or equity financings, vendor financing and a potential $75 million future increase in commitment contemplated by the DCOC Credit Facility. There can be no assurance that any additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company and within the limitations contained in the Company's financing arrangements. The successful implementation of the Company's strategy, including the further development of its cellular systems and significant and sustained growth in the Company's cash flows, is necessary for the Company to meet its debt service and dividend requirements, including its obligations on the Senior Preferred Stock.

FORWARD-LOOKING STATEMENTS

    The description of the Company's plans set forth herein, including planned capital expenditures and acquisitions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. Important factors that could cause actual capital expenditures, acquisition activity or the Company's performance to differ materially from the plans include, without limitation, the Company's ability to satisfy the financial covenants of its outstanding debt and preferred stock instruments and to raise additional capital; the Company's ability to manage its rapid growth successfully and to compete effectively in its cellular, fiber and resale businesses against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than those of the Company; and adverse regulatory changes. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----

Financial Statements:

  Report of independent public accountants.................................................................          42

  Consolidated balance sheets as of December 31, 1997 and 1996.............................................          43

  Consolidated statements of operations for the years ended December 31, 1997, 1996 and 1995...............          45

  Consolidated statements of stockholders' deficit for the years ended December 31, 1997, 1996 and 1995....          46

  Consolidated statements of cash flows for the years ended December 31, 1997, 1996 and 1995...............          47

  Notes to consolidated financial statements...............................................................          49

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of

Dobson Communications Corporation:

    We have audited the accompanying consolidated balance sheets of Dobson Communications Corporation (an Oklahoma corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dobson Communications Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,
March 26, 1998

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                                                                        1997            1996
                                                                                   --------------  --------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................................................  $    3,006,668  $    1,609,221
  Accounts receivable-
    Due from customers, net of allowance for doubtful accounts of $648,919 and
      $339,144 in 1997 and 1996, respectively....................................      15,795,919       6,584,103
    Affiliates...................................................................         633,146       1,704,033
  Restricted cash and investments................................................      17,561,231        --
  Inventory......................................................................       1,470,207       1,012,589
  Deposits.......................................................................        --             6,350,000
  RTFC subordinated capital certificates.........................................        --             1,051,057
  Income taxes receivable........................................................         845,000       1,133,063
  Prepaid expenses and other.....................................................       2,264,191         121,836
  Deferred income taxes..........................................................         214,000         390,553
                                                                                   --------------  --------------
      Total current assets.......................................................      41,790,362      19,956,455
                                                                                   --------------  --------------
PROPERTY, PLANT AND EQUIPMENT, net...............................................      88,350,278      61,929,904
                                                                                   --------------  --------------
OTHER ASSETS:
  Receivables--Affiliates........................................................         529,107         228,041
  Notes receivable--Affiliates...................................................       5,852,282       3,266,765
  Restricted investments.........................................................       9,216,202        --
  Cellular license acquisition costs, net of accumulated amortization of
    $13,814,229 and $3,286,104 in 1997 and 1996, respectively....................     206,694,474      23,465,128
  Deferred costs, net of accumulated amortization of $2,850,109 and $1,948,443 in
    1997 and 1996, respectively..................................................      11,012,755       3,952,155
  Excess of cost over original cost of assets acquired, net of accumulated
    amortization of $1,130,769 and $1,035,529 in 1997 and 1996, respectively.....       2,676,203       2,771,443
  Other intangibles, net of accumulated amortization of $851,107.................       9,328,031        --
  Investments in unconsolidated subsidiaries and other...........................       7,764,566       1,378,134
                                                                                   --------------  --------------
      Total other assets.........................................................     253,073,620      35,061,666
                                                                                   --------------  --------------
      Total assets...............................................................  $  383,214,260  $  116,948,025
                                                                                   --------------  --------------
                                                                                   --------------  --------------

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

                                                                                        1997            1996
                                                                                   --------------  --------------
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable...............................................................  $   12,839,605  $    4,718,124
  Accrued expenses...............................................................       7,845,401       1,633,834
  Deferred revenue...............................................................       1,720,024         499,982
  Customer deposits..............................................................         326,932         148,530
  Current portion of long-term debt..............................................       1,140,824       1,190,924
  Accrued dividends payable......................................................       1,595,238         732,391
                                                                                   --------------  --------------
    Total current liabilities....................................................      25,468,024       8,923,785
                                                                                   --------------  --------------
LONG-TERM DEBT, net of current portion...........................................     363,068,594     104,303,802

DEFERRED CREDITS:
  Income taxes...................................................................       2,739,000         916,252
  Investment tax credits and other...............................................         133,817         161,612
                                                                                   --------------  --------------
    Total deferred credits.......................................................       2,872,817       1,077,864
                                                                                   --------------  --------------

MINORITY INTERESTS...............................................................      16,954,165       2,444,176

COMMITMENTS (Note 13)

CLASS B CONVERTIBLE PREFERRED STOCK..............................................      10,000,000      10,000,000

CLASS C PREFERRED STOCK..........................................................       1,623,329        --

STOCKHOLDERS' DEFICIT:
  Class A preferred stock........................................................         100,000        --
  Class A common stock, $1 par value, 1,000,000 shares authorized and 473,152
    issued and outstanding in 1997 and 1996......................................         473,152         473,152
  Paid-in capital................................................................       5,508,285       5,508,285
  Retained deficit...............................................................     (30,841,106)     (3,870,039)
                                                                                   --------------  --------------
                                                                                      (24,759,669)      2,111,398
Less--
  Class A Common Stock held in treasury, at cost.................................     (11,913,000)    (11,913,000)
  Class A Preferred Stock owned by Dobson Telephone..............................        (100,000)       --
                                                                                   --------------  --------------
    Total stockholders' deficit..................................................     (36,772,669)     (9,801,602)
                                                                                   --------------  --------------
    Total liabilities and stockholders' deficit..................................  $  383,214,260  $  116,948,025
                                                                                   --------------  --------------
                                                                                   --------------  --------------

   The accompanying notes are an integral part of these consolidated balance sheets.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 1997, 1996 AND 1995

                                                                             1997           1996          1995
                                                                         -------------  ------------  ------------
OPERATING REVENUE:
  Wireless revenue.....................................................  $  66,127,721  $ 26,107,481  $ 18,989,791
  Wireline revenue.....................................................     18,455,210    16,286,190    14,765,620
  Other................................................................        586,206       831,802       693,411
                                                                         -------------  ------------  ------------
    Total operating revenue............................................     85,169,137    43,225,473    34,448,822
                                                                         -------------  ------------  ------------
OPERATING EXPENSES:
  Wireless cost of service.............................................     18,754,603     7,074,207     5,167,817
  Wireline cost of service.............................................      2,588,797     2,001,764     1,846,460
  Marketing and selling................................................     11,762,279     4,908,050     3,156,620
  General and administrative...........................................     19,877,030    12,086,509    10,138,379
  Depreciation and amortization........................................     21,729,095     9,720,379     6,652,792
                                                                         -------------  ------------  ------------
    Total operating expenses...........................................     74,711,804    35,790,909    26,962,068
                                                                         -------------  ------------  ------------
OPERATING INCOME.......................................................     10,457,333     7,434,564     7,486,754
                                                                         -------------  ------------  ------------
OTHER INCOME (EXPENSES):
  Equity in income (losses) of unconsolidated partnerships.............        222,348        21,576       (98,288)
  Interest income......................................................      2,840,533         1,075         9,884
  Interest expense.....................................................    (30,098,327)   (6,477,651)   (3,833,189)
  Other................................................................       (183,193)   (1,608,538)     (388,591)
                                                                         -------------  ------------  ------------
    Total other expenses...............................................    (27,218,639)   (8,063,538)   (4,310,184)
                                                                         -------------  ------------  ------------
INCOME (LOSS) BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES,
  INCOME TAXES AND EXTRAORDINARY ITEMS.................................    (16,761,306)     (628,974)    3,176,570
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES...........................  $  (1,693,372) $   (675,098) $ (1,334,155)
                                                                         -------------  ------------  ------------
INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS..............    (18,454,678)   (1,304,072)    1,842,415
INCOME TAX (PROVISION) BENEFIT.........................................      3,287,740       410,795      (738,235)
                                                                         -------------  ------------  ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS...............................    (15,166,938)     (893,277)    1,104,180
EXTRAORDINARY EXPENSE, net of income tax expense of $960,508 in 1997
  and $323,205 in 1996 (Note 4)........................................     (1,567,147)     (527,334)      --
                                                                         -------------  ------------  ------------
NET INCOME (LOSS)......................................................    (16,734,085)   (1,420,611)    1,104,180
DIVIDENDS ON PREFERRED STOCK...........................................     (2,603,362)     (849,137)     (591,300)
                                                                         -------------  ------------  ------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS....................  $ (19,337,447) $ (2,269,748) $    512,880
                                                                         -------------  ------------  ------------
                                                                         -------------  ------------  ------------
BASIC NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS PER COMMON
  SHARE
  Before extraordinary expense.........................................         (37.56)        (3.68)         1.08
  Extraordinary expense................................................          (3.31)        (1.12)      --
                                                                         -------------  ------------  ------------
BASIC NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS PER COMMON
  SHARE................................................................  $      (40.87) $      (4.80) $       1.08
                                                                         -------------  ------------  ------------
                                                                         -------------  ------------  ------------
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.......................        473,152       473,152       473,152
                                                                         -------------  ------------  ------------
                                                                         -------------  ------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED DECEMBER 1997, 1996 AND 1995

                                                                                                                        STOCK
                                                                                                                        OWNED
                                                          CLASS A               CLASS A               CLASS B            BY
                                                      PREFERRED STOCK         COMMON STOCK          COMMON STOCK      SUBSIDIARY
                                                    --------------------  --------------------  --------------------  ---------
                                                     SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT     SHARES
                                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------
DECEMBER 31, 1994.................................     --      $  --            300  $   1,000      1,000  $   1,000      1,000
  Net income......................................     --         --         --         --         --         --         --
  Cash dividends declared on preferred stock......     --         --         --         --         --         --         --
  Cash dividends declared on common stock.........     --         --         --         --         --         --         --
                                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------
DECEMBER 31, 1995.................................     --         --            300      1,000      1,000      1,000      1,000
  Net loss........................................     --         --         --         --         --         --         --
  Recapitalization (Note 6).......................     --         --        472,852    472,152     (1,000)    (1,000)    (1,000)
  Cash dividends declared on preferred stock......     --         --         --         --         --         --         --
  Cash dividends declared on common stock.........     --         --         --         --         --         --         --
                                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------
DECEMBER 31, 1996.................................     --         --        473,152    473,152     --         --         --
  Net loss........................................     --         --         --         --         --         --         --
  Cash dividends declared on preferred stock......     --         --         --         --         --         --         --
  Cash dividends declared on common stock.........     --         --         --         --         --         --         --
  Preferred stock dividend........................     --         --         --         --         --         --         --
  Issuance of preferred stock.....................    100,000    100,000     --         --         --         --        100,000
                                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------
DECEMBER 31, 1997.................................    100,000  $ 100,000    473,152  $ 473,152     --      $      --    100,000
                                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------


                                                                           TREASURY     RETAINED
                                                                PAID-IN    STOCK, AT    EARNINGS
                                                     AMOUNT     CAPITAL      COST       (DEFICIT)
                                                    ---------  ---------  -----------  -----------
DECEMBER 31, 1994.................................  $  (1,000) $5,980,437 $(11,913,000) $  (892,022)
  Net income......................................     --         --          --         1,104,180
  Cash dividends declared on preferred stock......     --         --          --          (591,300)
  Cash dividends declared on common stock.........     --         --          --          (660,858)
                                                    ---------  ---------  -----------  -----------
DECEMBER 31, 1995.................................     (1,000) 5,980,437  (11,913,000)  (1,040,000)
  Net loss........................................     --         --          --        (1,420,611)
  Recapitalization (Note 6).......................      1,000   (472,152)     --           --
  Cash dividends declared on preferred stock......     --         --          --          (849,137)
  Cash dividends declared on common stock.........     --         --          --          (560,291)
                                                    ---------  ---------  -----------  -----------
DECEMBER 31, 1996.................................     --      5,508,285  (11,913,000)  (3,870,039)
  Net loss........................................     --         --          --       (16,734,085)
  Cash dividends declared on preferred stock......     --         --          --          (980,033)
  Cash dividends declared on common stock.........     --         --          --        (7,633,620)
  Preferred stock dividend........................     --         --          --        (1,623,329)
  Issuance of preferred stock.....................   (100,000)    --          --           --
                                                    ---------  ---------  -----------  -----------
DECEMBER 31, 1997.................................  $(100,000) $5,508,285 $(11,913,000) $(30,841,106)
                                                    ---------  ---------  -----------  -----------
                                                    ---------  ---------  -----------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 1997, 1996 AND 1995

                                                                       1997             1996            1995
                                                                  ---------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).............................................  $   (16,734,085) $   (1,420,611) $    1,104,180
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities--
    Depreciation and amortization...............................       21,729,095       9,720,379       6,652,792
    Amortization of bond premium and financing cost.............        1,663,818        --              --
    Deferred income taxes and investment tax credits, net.......       (4,072,494)       (361,003)        276,432
    Loss on disposition of assets, net..........................          205,694       1,799,570        --
    Extraordinary loss on financing cost........................        2,527,655         850,539        --
    Minority interests in income of subsidiaries................        1,693,372         675,098       1,334,155
    Equity in losses (income) of unconsolidated partnerships....         (222,348)        (21,576)         98,288
  Changes in current assets and liabilities--
    Accounts receivable.........................................       (7,017,005)       (360,480)     (1,814,510)
    Inventory...................................................         (267,292)       (540,295)         88,862
    Income taxes receivable.....................................          288,063      (1,133,063)        274,207
    Prepaid expenses and other..................................       (2,070,762)         90,684         257,904
    Accounts payable............................................        8,121,481       1,904,193        (132,794)
    Accrued expenses............................................        5,616,066         283,650         403,132
    Deferred revenue............................................          636,135          79,166          74,426
    Customer deposits...........................................          178,402          21,030          16,291
                                                                  ---------------  --------------  --------------
      Net cash provided by operating activities.................       12,275,795      11,587,281       8,633,365
                                                                  ---------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..........................................  $   (23,215,535) $  (17,437,774) $   (3,924,961)
  Purchase of cellular license and properties...................     (190,719,765)    (30,000,000)       --
  Proceeds from sale of property, plant and equipment...........          332,331         377,178          23,500
  Proceeds from sale of investment in unconsolidated
    subsidiary..................................................        --                967,000        --
  (Increase) decrease in deposits...............................        1,583,706      (1,350,000)     (5,000,000)
  (Increase) decrease in receivable--affiliate..................          769,821        (468,054)       (340,606)
  Increase in notes receivable..................................       (2,585,517)     (1,004,435)     (1,164,290)
  Deferred start-up costs.......................................       (1,101,322)       --              --
  Investment in unconsolidated partnerships and other, net......       (6,164,084)       (463,668)       (663,122)
                                                                  ---------------  --------------  --------------
      Net cash used in investing activities.....................     (221,100,365)    (49,379,753)    (11,069,479)
                                                                  ---------------  --------------  --------------
                                                                  ---------------  --------------  --------------

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE YEARS ENDED DECEMBER 1997, 1996 AND 1995

                                                                         1997            1996           1995
                                                                    --------------  --------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable.....................................  $     --        $      100,000  $     700,000
  Repayments of notes payable.....................................        --              (800,000)      --
  Proceeds from long-term debt....................................     343,500,000      75,750,000      7,373,499
  Repayments of long-term debt....................................     (88,841,512)    (35,910,470)    (4,723,198)
  Dividend distributions--
    Preferred stock...............................................        (117,186)       (176,748)      (591,300)
    Common stock..................................................      (7,633,620)       (549,564)      (660,858)
  Distributions to partners.......................................        (458,378)       (145,005)      (877,122)
  Issuance of preferred stock.....................................        --            10,000,000       --
  Purchase of treasury stock......................................        --            (5,913,000)      --
  Purchase of restricted investments..............................     (38,389,299)       --             --
  Proceeds from restricted investments............................      10,836,243        --             --
  Redemption of RTFC subordinated capital certificates............       1,051,057          57,632        866,283
  Deferred financing costs........................................      (9,725,288)     (4,127,925)      (297,087)
                                                                    --------------  --------------  -------------
      Net cash provided by financing activities...................     210,222,017      38,284,920      1,790,217
                                                                    --------------  --------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH..........................       1,397,447         492,448       (645,897)
  EQUIVALENTS
CASH AND CASH EQUIVALENTS, beginning of year......................       1,609,221       1,116,773      1,762,670
                                                                    --------------  --------------  -------------
CASH AND CASH EQUIVALENTS, end of year............................  $    3,006,668  $    1,609,221  $   1,116,773
                                                                    --------------  --------------  -------------
                                                                    --------------  --------------  -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for--
    Interest (net of amounts capitalized).........................  $   22,679,047  $    6,784,154  $   3,415,088
    Income taxes..................................................  $     --        $      838,100  $     303,031
SUPPLEMENTAL DISCLOSURE OF NONCASH AND FINANCING ACTIVITIES:
  1997
  ----
    Purchase of PCS Licenses with debt issuance...................  $    4,056,204
    Allocation of noncash purchase price to license cost..........  $    3,747,000
    Stock dividend paid through the issuance of preferred stock...  $    1,623,329

  The accompanying notes are an integral part of these consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION:

    Dobson Communications Corporation ("DCC" or the "Company") was incorporated as an Oklahoma corporation in February 1997, under an Agreement and Plan of Reorganization effective February 28, 1997. Under this plan, DCC acquired all of the outstanding Class A Common Stock, Class C Common Stock and Class B Convertible Preferred Stock of Dobson Operating Company ("DOC"). In exchange, the holders of the Class A Common Stock and Class B Convertible Preferred Stock of DOC received equivalent shares of stock of DCC. The holders of Class C Common Stock received 100,000 shares of Class A Preferred Stock of DCC. In addition, DCC assumed all DOC outstanding stock options, substituting shares of DCC Class B Common Stock for the DOC stock subject to options. As a result of the reorganization, DCC is the parent company of DOC.

    As part of the reorganization, the stock of certain subsidiaries of DOC was distributed to DCC. DOC continues to be the holding company for the Company's cellular, local exchange and wholly-owned fiber subsidiaries. See Note 16 for discussion of the Company's reorganization subsequent to December 31, 1997.

CAPITAL RESOURCES AND GROWTH

    The Company's total indebtedness and debt service requirements will substantially increase as a result of the transactions described in Notes 7 and 16 and the Company will be subject to significant financial restrictions and limitations. If the Company is unable to satisfy any of the covenants under the credit facilities described in Note 16, including financial covenants, the Company will be unable to borrow under the credit facilities during such time period to fund planned capital expenditures, its ongoing operations or other permissible uses.

    The Company's ability to manage future growth will depend upon its ability to monitor operations, control costs, maintain effective quality controls and significantly expand the Company's internal management, technical and accounting systems, all of which will result in higher operating expenses. Any failure to expand these areas and to implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the growth of the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations.

WIRELESS TELECOMMUNICATIONS

    The Wireless Telecommunications segment is comprised of the cellular entities of DCC listed below, which operate cellular telephone systems servicing areas in Oklahoma, Texas, Kansas, Missouri, Maryland, Pennsylvania and Arizona. The name of the entity/partnership, metropolitan statistical area ("MSA")/rural service area ("RSA") and the Company's percentage of ownership are as follows:

                                                                                                          PERCENT
               ENTITY/PARTNERSHIP                                    MSA/RSA SERVED                      OWNERSHIP
------------------------------------------------  ----------------------------------------------------  -----------
Dobson Cellular of Enid, Inc.                     Oklahoma MSA 2                                            100
Dobson Cellular of Woodward, Inc.                 Oklahoma RSA 2                                            100
Texas RSA 2 Limited Partnership                   Texas RSA 2                                               61
Oklahoma Independent RSA 5 Partnership            Oklahoma RSA 5                                           64.35
Oklahoma Independent RSA 7 Partnership            Oklahoma RSA 7                                           64.35
Oklahoma RSA 3 Limited Partnership                Oklahoma RSA 3                                             5
Dobson Cellular of Kansas/Missouri, Inc.          Kansas RSA 5, Missouri RSAs 1 and 4, and the Linn         100
                                                  County portion of Missouri RSA 5
Dobson Cellular of Maryland, Inc.                 Maryland RSA 2; Cumberland, MD MSA; Hagerstown, MD        100
                                                  MSA; Maryland RSA 3; Bedford County portion of
                                                  Pennsylvania 10 West RSA
Gila River Cellular General Partnership           Arizona RSA 5                                             75

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

1. ORGANIZATION: (CONTINUED)
    The Company is responsible for managing and providing administrative services to the Oklahoma Independent RSA 5 and 7 Partnerships, Texas RSA 2 Limited Partnership ("Texas Partnership") and the Gila River Cellular General Partnership. The Company is accountable to the partners for the execution and compliance with contracts and agreements and for filing of instruments required by law which are made on behalf of these partnerships. The books and records of these partnerships are also maintained by the Company.

WIRELINE TELECOMMUNICATIONS

    LOCAL EXCHANGE

    The Company, through Dobson Telephone Company, Inc. ("Dobson Telephone"), provides wireline telephone service to nine contiguous exchanges in western Oklahoma and three contiguous counties adjacent to and east of the Oklahoma City metropolitan area. Dobson Telephone operates under the authority of the Federal Communications Commission ("FCC"). Rates charged by Dobson Telephone are regulated by the FCC and the Oklahoma Corporation Commission. Dobson Telephone, like other wireline companies that operate in rural areas where the cost to provide service is higher than normal, receives high cost support funds from state jurisdictions and the federal universal service funds. Approximately 36% of the Company's revenue from its wireline local exchange operations for the year ended December 31, 1997, was from these two sources.

    FIBER OPTIC TELECOMMUNICATIONS

    The Company provides fiber optic telecommunications service between Oklahoma City, Oklahoma and Amarillo, Texas through Dobson Fiber Company, Inc. ("Dobson Fiber"). In addition, the Company has a 20% interest in the Forte of Colorado Partnership which provides fiber optic telecommunication service between Springfield, Colorado and Colorado Springs, Colorado.

    COMPETITIVE LOCAL EXCHANGE CARRIER ("CLEC")

    The Company commenced its CLEC operations in October 1997 through Logix Communications Corporation ("Logix"). Logix provides and resells integrated services including local exchange, long distance, wireless, paging and internet in Oklahoma City, Oklahoma and Tulsa, Oklahoma. On March 26, 1997, the Company and Logix entered into a definitive agreement to purchase substantially all of the assets of American Telco, Inc. ("ATI") for approximately $130 million as discussed in Note 16.

2. SIGNIFICANT ACCOUNTING POLICIES:

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements of the Company include the accounts of all majority owned subsidiaries. For financial reporting purposes, the Company reports 100% of revenues and expenses for the markets for which it provides wireless telecommunications service. However, in several of its markets, the Company holds less than 100% of the equity ownership. The minority stockholders' and partners' shares of income or losses in those markets are reflected in the consolidated statements of operations as "minority interests in income of subsidiaries." For financial reporting purposes, the Company consolidates each subsidiary and partnership in which it has a controlling interest (greater than 50%). Significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated partnerships where the Company does not have a controlling interest are accounted for under the equity method.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents on the accompanying consolidated balance sheets includes cash and short-term investments with original maturities of three months or less.

    INVENTORY

    The Company values its inventory at the lower of cost or market on the first-in, first-out method of accounting.

    IMPAIRMENT OF LONG-LIVED ASSETS

    The Company assesses potential impairments of long-lived assets, certain identifiable intangibles and goodwill when there is evidence that events or changes in circumstances indicate that an asset's carrying value may not be recoverable. An impairment loss is recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. The amount of any recognized impairment would be based on the estimated fair value of the asset subject to impairment compared to the carrying amount of such asset. No such losses have been identified by the Company.

    CELLULAR LICENSE ACQUISITION COSTS

    Cellular license acquisition costs consist of amounts paid to acquire FCC licenses to provide cellular services. Cellular license acquisition costs are being amortized on a straight-line basis over ten to fifteen years. Amortization expense of $10,528,125, $1,596,794 and $413,486 was recorded in 1997, 1996 and
1995, respectively.

    The ongoing value and remaining useful lives of intangible and other long-term assets are subject to periodic evaluation and the Company currently expects the carrying amounts to be fully recoverable. When events and circumstances indicate that intangible and other long-term assets might be impaired, an undiscounted cash flow methodology would be used to determine whether an impairment loss would be recognized.

    DEFERRED COSTS

    Deferred costs consist primarily of fees incurred to secure long-term debt, start-up costs and organizational costs. Deferred start-up costs are amortized on a straight-line basis over three years. Deferred financing costs are being amortized on a straight-line basis over the term of the debt of eight years. Amortization expense related to these costs of $1,238,355, $405,493 and $412,384 was recorded in 1997, 1996 and 1995, respectively.

    EXCESS OF COST OVER ORIGINAL COST OF ASSETS ACQUIRED

    The excess of cost over the original cost of assets acquired relates to Dobson Telephone's acquisition of McLoud Telephone Company in 1985 and is being amortized using the straight-line method over 40 years. Amortization expense of $95,240 was recorded in 1997, 1996 and 1995.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    OTHER INTANGIBLES

    Other intangibles consist of amounts paid to acquire FCC licenses to provide PCS service and amounts paid to acquire cellular customer lists in 1997. PCS license acquisition costs are not being amortized until the Company's PCS service becomes operational. Customer list acquisition costs are being amortized on a straight-line basis over five years. Amortization expense of $851,107 was recorded in 1997.

    ADVERTISING COSTS

    Advertising costs are expensed as incurred and are included as marketing and selling expenses in the accompanying consolidated statements of operations.

    INCOME TAXES

    The Company files a consolidated income tax return. Income taxes are allocated among the various entities included in the consolidated tax return, as agreed, based on the ratio of each entity's taxable income (loss) to consolidated taxable income (loss). Deferred income taxes reflect the estimated future tax effects of differences between financial statement and tax bases of assets and liabilities at year end.

    REVENUE RECOGNITION

    The Company records service revenues over the period they are earned. The cost of providing service is recognized as incurred.

    Airtime and toll revenue is billed in arrears. The Company accrued estimated unbilled revenues for services provided of approximately $1,209,000 and $858,000 as of December 31, 1997 and 1996, respectively, which are included in accounts receivable in the accompanying consolidated balance sheets. Monthly access charges are billed in advance and is reflected as deferred revenue on the accompanying consolidated balance sheets. Cellular equipment sales are recognized when the cellular equipment is delivered to the customer. Subscriber acquisition costs (primarily commissions and loss on equipment sales) are expensed as incurred.

    EARNINGS PER SHARE

    Basic income (loss) per common share is computed by the weighted average number of shares of common stock outstanding during the year. Primary loss per common share for 1996 was determined on the assumption that shares of Class B convertible preferred stock were common stock from the date of their issuance as each share of Class B convertible preferred stock is entitled to participate in common stock dividends on a basis equivalent to shares of common stock, in addition to the stated preferred stock dividend. In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." As a result, the Company's reported net income (loss) per common share for 1996 and 1995 were restated.

    Diluted net loss per common share has been omitted because the impact of stock options and convertible preferred stock on the Company's net loss per common share is anti-dilutive.

    USE OF ESTIMATES

    The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

    SIGNIFICANT CONCENTRATIONS

    In connection with providing cellular services to customers of other cellular carriers, the Company has contractual agreements with those carriers which provide for agreed-upon billing rates between the parties. Approximately 45% of the Company's cellular roaming revenue was earned from three cellular carriers during the year ended December 31, 1997, while 56% and 54% of the Company's cellular roaming revenue was earned from two cellular carriers during the years ended December 31, 1996 and 1995, respectively.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. Management of the Company plans to adopt this accounting standard as of January 1, 1998. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income (loss), consisting of both net income (loss) and those items that bypass the statement of operations and are reported as a separate component of stockholders' deficit, be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not believe that its comprehensive income (loss) through December 31, 1997, will differ materially from net income (loss).

    At December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires a new basis of determining reportable segments (i.e., the management approach). This approach (as contrasted with the prior requirement which utilized a specified classification system for determining segments) designates the Company's internal organization as used by management for making operating decisions and assessing performance as the source of business segments. DCC and its subsidiaries are organized into two business segments to facilitate the delivery of service to customers: Wireless Telecommunications and Wireline Telecommunications. Segment results are presented on this new basis in Note 12 at December 31, 1997, 1996 and 1995.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the previously presented 1996 and 1995 balances to conform them to the 1997 presentation.

3. PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment are recorded at cost. Newly constructed cellular systems, telephone systems and fiber optic cable systems are added to property, plant and equipment at cost which includes contracted services, direct labor, materials overhead and capitalized interest. For the years ended December 31, 1997, 1996 and 1995, interest capitalized was not material. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

3. PROPERTY, PLANT AND EQUIPMENT: (CONTINUED)
    Listed below are the major classes of property, plant and equipment and their estimated useful lives, in years, as of December 31, 1997 and 1996:

                                                                          USEFUL
                                                                           LIFE          1997           1996
                                                                        ----------  --------------  -------------
Wireless systems and equipment........................................     2-10     $   42,279,323  $  21,441,766
Wireline systems and equipment........................................     5-40         62,071,415     58,302,894
Buildings and improvements............................................     5-40         13,767,179      8,631,772
Vehicles, aircraft and other work equipment...........................     3-10          4,670,379      4,106,869
Furniture and office equipment........................................     5-10          5,883,602      2,848,049
Plant under construction..............................................                   4,518,490      2,147,321
Land..................................................................                     429,386        201,494
                                                                                    --------------  -------------
  Property, plant and equipment.......................................                 133,619,774     97,680,165
Accumulated depreciation..............................................                  45,269,496     35,750,261
                                                                                    --------------  -------------
  Property, plant and equipment, net..................................              $   88,350,278  $  61,929,904
                                                                                    --------------  -------------
                                                                                    --------------  -------------

    During 1996, the Company disposed of two mobile telecommunications switching offices and related equipment for which it recognized a pretax loss of $1,725,396. The loss is included in other income (expenses) in the accompanying consolidated statements of operations.

4. LONG-TERM DEBT:

    The Company's long-term debt as of December 31, 1997 and 1996, consisted of the following:

                                                                              1997            1996
                                                                         --------------  --------------
Revolving credit facility..............................................  $  171,513,855  $   75,750,000
Senior notes...........................................................     160,000,000        --
Mortgage notes payable.................................................      28,639,359      29,744,726
Other notes payable....................................................       4,056,204        --
                                                                         --------------  --------------
  Total debt...........................................................     364,209,418     105,494,726
Less--Current maturities...............................................       1,140,824       1,190,924
                                                                         --------------  --------------
  Total long-term debt.................................................  $  363,068,594  $  104,303,802
                                                                         --------------  --------------
                                                                         --------------  --------------

    REVOLVING CREDIT FACILITY

    On February 28, 1997, the Company's bank credit agreement was amended and restated to provide the Company with a $200 million revolving credit facility maturing in 2005. Interest on borrowings under the new credit agreement accrues at variable rates (weighted average rate of 8.43% at December 31, 1997). Initial proceeds were used to refinance existing indebtedness, finance the Maryland/Pennsylvania Acquisition described in Note 7 and for general corporate purposes, including $7.5 million to pay a dividend to holders of its Class A Common stock. In connection with the closing of the revolving credit facility, the

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

4. LONG-TERM DEBT: (CONTINUED)
Company extinguished its then existing credit facility, and recognized a pretax loss of approximately $2.5 million as a result of writing off previously capitalized financing costs associated with the old revolving credit facility. This loss has been reflected as an extraordinary item, net of tax, in the Company's consolidated statement of operations for the year ended December 31, 1997.

    On March 19, 1996, the Company amended and restated the old revolving credit agreement. In connection with this amendment, the Company recorded a pretax loss of approximately $.8 million as a result of writing off previously capitalized financing costs. This loss has been reflected as an extraordinary item, net of tax, in the accompanying consolidated statement of operations for the year ended December 31, 1996.

    In April 1997, the Company entered into an interest rate hedge agreement to hedge the Company's interest expense on its indebtedness under the revolving credit facility. The agreement provides for a rate cap of 8% plus a factor, based on the Company's leverage ratio (cap at December 31, 1997, was 10.5%), terminating on the earlier of April 24, 2000, or the date an option to enter into an interest rate swap transaction is exercised by the counterparty. Under the swap agreement, the interest rate would be fixed at 6.13% plus the factor used to determine the rate cap or a floating LIBOR rate, terminating on April 24, 2002. The Company accounts for this instrument as a hedge.

    SENIOR NOTES

    On February 25, 1997, the Company issued $160 million principal amount of 11.75% senior notes maturing in 2007. The net proceeds were used to finance the Maryland/Pennsylvania Acquisition described in Note 7 and to purchase securities pledged to secure payment of the first four semi-annual interest payments on the notes, which began on October 15, 1997. The pledged securities are reflected as "restricted investments" in the Company's consolidated balance sheet. The senior notes are redeemable at the option of the Company in whole or in part, on or after April 15, 2002, initially at 105.875%. Prior to April 15, 2000, the Company may redeem up to 35% of the principal amount of the senior notes at 111.750% with proceeds from sales of stock, provided that after any such redemption at least $104 million remains outstanding.

    MORTGAGE NOTES

    The mortgage notes payable to the United States of America, through the Rural Utilities Service ("RUS") and the Rural Telephone Bank ("RTB") with interest rates ranging from 2% to 10.75% due in quarterly or monthly installments maturing at various dates from 1998 to 2028. The mortgage notes are secured by substantially all the assets of Dobson Telephone and contain, among other things, restrictions on the payment of dividends and redemption of capital stock, as defined. Under the long-term debt agreements, Dobson Telephone is restricted, without RUS approval, from making any loans to, or in any manner extending its credit to various affiliates. The agreements also prohibit payment of dividends or distributions or new investments in affiliated companies unless after such action Dobson Telephone's current assets exceed its current liabilities and its adjusted net worth (as defined in the agreement) is at least 40% of (i) its adjusted assets (as defined in the agreement), or, (ii) if smaller, the sum of 10% of its adjusted assets, plus 30% of the excess of its adjusted net worth over 10% of its adjusted assets, if any, plus 30% of the amount of any reduction of its adjusted net worth resulting from the declaration or payment of dividends or other distributions.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

4. LONG-TERM DEBT: (CONTINUED)
    OTHER NOTES PAYABLE

    Other notes payable represents the amount financed with United States Government for nine PCS licenses as discussed in Note 7.

    Minimum future payments of long-term debt for years subsequent to December 31, 1997, are as follows:

1998..................................................  $ 1,140,824
1999..................................................    1,370,385
2000..................................................   20,921,231
2001..................................................   29,973,554
2002..................................................   32,189,678
2003 and thereafter...................................  278,613,746
                                                        -----------
                                                        $364,209,418
                                                        -----------
                                                        -----------

5. RESTRICTED CASH AND INVESTMENTS:

    Restricted cash and investments consist of an interest pledge deposit of approximately $26.8 million which includes an initial deposit of $38.4 million (as discussed in Note 4), net of interest earned and payments issued to bondholders. Amortization expense of $322,850 was recorded in 1997 for bond premiums recorded with the purchase of the restricted investments. At December 31, 1997, the carrying value of these investments exceeded the market value by approximately $404,000.

6. STOCKHOLDERS' DEFICIT:

    Effective February 28, 1997, the stockholders of DCC and Dobson Holdings Corporation ("Dobson Holdings"), a new corporation, entered into an agreement and plan of reorganization. Under the reorganization, Dobson Holdings acquired all of the outstanding Class A common stock, Class C common stock and Class B Preferred of DCC. In exchange, the holders of the Class A common stock and Class B Preferred of DCC received equivalent shares of stock of Dobson Holdings. The holders of the Class C common stock received 100,000 shares of Class A preferred stock of Dobson Holdings. In addition, Dobson Holdings assumed all DCC outstanding stock options, substituting shares of Dobson Holdings Class B common stock for the stock subject to options. As a result, Dobson Holdings is the parent company of DCC.

    As part of the reorganization, the stock of certain subsidiaries was distributed to Dobson Holdings so that DCC is the holding company for the wireline and wireless subsidiaries. Additionally, DCC changed its corporate name to DOC and Dobson Holdings changed its corporate name to DCC.

    On March 19, 1996, the Company redeemed all of the shares of the Class A Preferred for $5,913,000, which is reflected in the accompanying consolidated statement of cash flows for the year ended December 31, 1996.

    In conjunction with the execution of the amended and restated revolving credit facility on March 19, 1996, as described in Note 4, the Company canceled its then outstanding Class A and Class B common stock and authorized the capital structure of the Company to consist of 1,000,000 shares of Class A voting

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

6. STOCKHOLDERS' DEFICIT: (CONTINUED)
common stock, $1 par value per share, 31,000 shares of Class B common stock, $1 par value per share, 59,130 shares of 10% cumulative, compounded, convertible, redeemable Class A preferred stock, $100 par value per share, and 100,000 shares of Class B convertible preferred stock ("Class B Preferred"), $1 par value per share, 8% dividend that accrues on a daily basis. On the same date, the Company issued 100,000 shares of Class B Preferred. The net proceeds from the issuance of the Class B Preferred was approximately $9,400,000. In addition, the Company issued 473,152 shares of Class A voting common stock to the holders of the original Class A common stock. On November 15, 1996, the Company amended its certificate of incorporation to eliminate Class A Preferred from its authorized capital stock.

    As part of this recapitalization of the Company, Dobson Telephone was entitled to receive shares of Class C common stock in exchange for its shares of Class B common stock. In 1997, the Company issued these shares of Class C Common Stock to Dobson Telephone.

    Holders of Class B Preferred are entitled to cumulative dividends as and when declared by the board of directors of the Company and a liquidation preference over the other classes of capital stock. The Class B Preferred stockholders are also entitled to a dividend equal to the amount they would have received had the Preferred Stock been converted into Class A common stock. Each share of Class B Preferred is convertible into Class A common stock initially at a ratio of one to one. Each share of Class B Preferred has voting rights equivalent to Class A common stock, at a rate equal to the number of Class A common shares into which the share of Class B Preferred is convertible at the record date of such vote. In addition, the Class B Preferred shareholders have the right, as a class, to elect two members of the board of directors of the Company.

    Holders of Class B Preferred have the right to sell up to 50% and 100% of their stock to the Company after March 19, 2001 and 2002, respectively, or upon the occurrence of certain events, at the then fair market value. After March 19, 2003, the Company has the right to call all of the outstanding shares of Class B Preferred at the then fair market value.

    In February 1997, a $7.5 million dividend was paid on the Class A Common Stock. As a result of the $7.5 million dividend, holders of Class B Preferred were entitled to a "Make-Whole Dividend" of approximately $1.6 million. In lieu of such Make-Whole Dividend, the holders of Class B Preferred received 100,000 shares of Class C Preferred Stock having a liquidation preference of $1,623,329.

    Holders of Class C Preferred are entitled to 8% cumulative dividends as and when declared by the board of directors of the Company and a liquidation preference over the other classes of common stock and equity securities. The Class C Preferred is not convertible and has no voting rights.

    The Company may redeem, by vote of the board of directors, the Class C Preferred at any time and from time to time, in whole or in part. Upon the earlier of the occurrence of certain events or February 28, 2002, the Company must redeem all the outstanding shares of Class C Preferred at the liquidation value thereof plus accrued dividends.

7. ACQUISITIONS:

    RECENT WIRELESS ACQUISITIONS

    On February 28, 1997, the Company purchased the FCC cellular licenses for, and certain assets relating to, two MSAs and two RSAs located in Maryland and Pennsylvania for $77.6 million. The properties are located immediately outside the Washington/Baltimore metropolitan area.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

7. ACQUISITIONS: (CONTINUED)
    On March 3, 1997, the Company purchased the FCC cellular license for, and certain assets relating to, Maryland RSA 2 for $75.8 million. The property is located to the east of the Washington/Baltimore metropolitan area. This acquisition and the one completed on February 28, 1997, are referred to together as the "Maryland/Pennsylvania Acquisition."

    On October 1, 1997, the Company purchased a 75% interest in the Gila River Cellular General Partnership (the "Arizona 5 Partnership"), which owns the cellular license for Arizona RSA 5 as well as the associated tangible operating assets, and Gila River Telecommunications Subsidiary, Inc. ("GRTSI") purchased a 25% interest in the Arizona 5 Partnership. As part of this transaction, the Company purchased the stock of Associated Telecommunications and Technologies, Inc. ("ATTI"), which owned 49% of one of the partners of the Arizona 5 Partnership (with a 41.95% interest). Of the $14.2 million purchase price for ATTI, $9.5 million was paid to a director and the chief executive officer and the chairman of the board of the Company, who together owned two-thirds of the ATTI stock. Contemporaneously, the Company received the following payments on outstanding loans from affiliates: $1.9 million from the chairman of the board of directors, president and chief executive officer of the Company, $446,000 from a director and $1.9 million from an affiliate. Upon completion of these transactions, the Company paid a net purchase price of $39.8 million for its 75% interest in the Arizona 5 Partnership. In addition, the Company financed approximately $5.2 million of the $13.3 million purchase price paid by GRTSI for its 25% interest in the Arizona 5 Partnership. The $5.2 million note receivable bears interest at the Company's available rate under its revolving credit facility. Principal and interest will be paid from 60% of partnership distributions beginning after September 30, 1998. Any unpaid amounts of principal and interest are due on December 31, 2013.

    The acquisition transactions were accounted for as purchases and, accordingly, their results of operations have been included in the accompanying consolidated statements of operations from the respective dates of acquisition. The unaudited pro forma information set forth below includes all acquisitions for for the years ended 1997 and 1996, respectively, as if the purchases occurred at the beginning of 1996. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time:

                                                                               1997            1996
                                                                          --------------  --------------
                                                                                   (UNAUDITED)
Operating revenue.......................................................  $   97,868,743  $   80,121,663
Loss before extraordinary items.........................................     (13,337,341)    (19,130,988)
Net loss applicable to common stockholders..............................     (17,507,850)    (20,507,459)
Basic net loss applicable to common stockholders per common share.......          (37.00)         (43.34)

    On March 19, 1996, the Company purchased the FCC cellular licenses for, and certain assets relating to, one RSA located in Kansas and three RSAs and a portion of another RSA located in Missouri for $30 million. The properties (the "Kansas/Missouri Cluster") are located in northeastern Kansas and northwestern Missouri near Kansas City.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

7. ACQUISITIONS: (CONTINUED)

    SUBSEQUENT WIRELESS ACQUISITIONS

    On January 26, 1998, the Company purchased the FCC cellular license for and certain assets relating to the Texas RSA 16 for $56.6 million, subject to adjustment. The property is located in south central Texas between Houston, San Antonio and Austin. As of December 31, 1997, the Company had placed $2.7 million into escrow pending closing the acquisition and is included in investments in unconsolidated subsidiaries and other in the accompanying balance sheet.

    PROPOSED WIRELESS ACQUISITIONS

    On November 17, 1997, the Company entered into a definitive agreement to purchase the stock of a corporation which owns a 75% interest in a partnership ("the California 4 partnership"), and on March 19, 1998, it entered into a definitive agreement to purchase the corporation owning the remaining 25% interest in the California 4 partnership for a combined purchase price of approximately $87 million, subject to adjustment. The California 4 partnership owns the FCC cellular license and system for, and certain assets relating to, California RSA 4. California RSA 4 is located in northern California approximately 50 miles inland from California's central coast in an area between Fresno and Modesto.

    Upon the execution of the definitive agreement, the Company placed $2.5 million into escrow pending closing the acquisition and is included in investments in unconsolidated subsidiaries and other in the accompanying balance sheet at December 31, 1997.

    On March 25, 1998, the Company entered into a definitive agreement to purchase 70% of the outstanding stock of a corporation that owns the FCC cellular license for, and the assets relating to, the Santa Cruz MSA for a purchase price of approximately $25.2 million, subject to adjustment. The Company is currently negotiating to acquire the remaining 30% of the outstanding stock of such corporation. The property is adjacent to California RSA 4 and is located southwest of San Jose and north of the Monterey Peninsula on California's coastline.

    PCS LICENSES

    In the second quarter of 1997, the Company was granted PCS licenses in the FCC "F" Block auction for nine markets adjacent to or overlapping the Company's existing cellular footprint in Oklahoma, Kansas and Missouri. The aggregate bid for these licenses was $5.1 million after a 15% discount. The Company financed approximately $4.1 million of the purchase price in July 1997 by notes payable to the United States Government at an annual interest rate of 6.25% (see Note
4). This represented a noncash financing activity, and accordingly is not reflected in the accompanying consolidated statement of cash flows. Interest payments are due quarterly beginning no earlier than April 30, 1998. The obligations will be amortized quarterly over an eight-year period beginning in 1999.

8. EMPLOYEE BENEFIT PLANS:

    401(K) PLAN

    The Company maintains a 401(k) plan (the "Plan") in which substantially all employees of the Company are eligible to participate. The Plan requires the Company to match 100% of employees' contributions up to 4% of their salary. Contributions to the Plan charged to the Company's operations

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

8. EMPLOYEE BENEFIT PLANS: (CONTINUED)
were approximately $225,000, $149,000 and $149,000 during the years ended December 31, 1997, 1996 and 1995, respectively.

    STOCK OPTION PLAN

    The Company has adopted a stock option plan, the 1996 Stock Option Plan ("1996 Plan"). The Company accounts for this plan under APB Opinion 25, under which no compensation cost is recognized in the accompanying financial statements if the option price is equal to or greater than the fair market value of the stock at the time the option is granted.

    Under the Company's 1996 Plan, the Board of Directors may grant both incentive and non-incentive stock options for employees, officers and directors to acquire Class B Common Stock. Since the 1996 Plan's adoption, stock options have been issued at the market price on the date of grant with an expiration of ten years from the grant date. Options granted to one employee during 1997 representing 42.9% of total options granted in 1997 vest as follows: options to purchase 12% of such shares first become exercisable on each of the first five anniversaries of the grant date; options to purchase an additional 8% of such shares first become exercisable on the same dates if annual performance objectives are achieved. The remaining options issued in 1997 and all of the options issued in 1996 vest at a rate of 20% per year. The Company has reserved 30,166 shares of authorized but unissued Class B Common Stock for issuance under the 1996 Plan.

    Stock options outstanding under the 1996 Plan are presented for the periods indicated.

                                                                                          NUMBER OF   OPTION PRICE
                                                                                           SHARES         RANGE
                                                                                         -----------  -------------
Outstanding December 31, 1995..........................................................      --            --
                                                                                         -----------  -------------
  Granted..............................................................................       8,374       $100
  Exercised............................................................................      --            --
Canceled...............................................................................      --            --
                                                                                         -----------  -------------
Outstanding December 31, 1996..........................................................       8,374       $100
                                                                                         -----------  -------------
  Granted..............................................................................      14,059     $100-$150
  Exercised............................................................................      --            --
  Canceled.............................................................................      --            --
                                                                                         -----------  -------------
Outstanding December 31, 1997..........................................................      22,433     $100-$150
                                                                                         -----------  -------------
                                                                                         -----------  -------------
Exercisable at December 31, 1997.......................................................       1,675       $100
                                                                                         -----------  -------------
                                                                                         -----------  -------------

    The following schedule shows the Company's net loss and net loss per share for each of the years ended December 31, had compensation expense been determined consistent with SFAS No. 123. The pro

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

8. EMPLOYEE BENEFIT PLANS: (CONTINUED)
forma information presented below is based on several assumptions and should not be viewed as indicative of the Company in future periods.

                                                                                                 1997       1996
                                                                                              ----------  ---------
                                                                                                ($ IN THOUSANDS,
                                                                                              EXCEPT FOR PER SHARE
                                                                                                    AMOUNTS)
Net loss applicable to common stockholders:
  As reported...............................................................................  $  (19,337) $  (2,270)
  Pro forma.................................................................................  $  (19,540) $  (2,309)
Basic net loss applicable to common stockholders per common share:
  As reported...............................................................................  $   (40.87) $   (4.80)
  Pro forma.................................................................................  $   (41.30) $   (4.88)

    Diluted net loss per common share has been omitted because the impact of common stock equivalents is anti-dilutive.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively:

                                                                                        1997         1996
                                                                                     -----------  -----------
                                                                                      (AMOUNTS EXPRESSED IN
                                                                                           PERCENTAGES)
Interest rate......................................................................       6.60%        6.98%
Dividend yield.....................................................................      --           --
Expected volatility................................................................      40.27%       39.88%

    The weighted average fair value of options granted using the Black-Scholes option pricing model was $71.42 for 1997 and $64.84 for 1996.

9. TAXES:

    Provision (benefit) for income taxes for the years ended December 31, 1997, 1996 and 1995, were as follows:

                                                                      1997          1996         1995
                                                                  -------------  -----------  ----------
Federal income taxes--
  Current.......................................................  $    --        $   (45,000) $  394,000
  Deferred......................................................     (2,730,000)    (280,000)    245,000
  Deferred investment tax credits amortized.....................        (39,000)     (48,000)    (48,000)
State income taxes (current and deferred).......................       (519,000)     (38,000)    147,000
                                                                  -------------  -----------  ----------
    Total income tax provision (benefit)........................  $  (3,288,000) $  (411,000) $  738,000
                                                                  -------------  -----------  ----------
                                                                  -------------  -----------  ----------

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

9. TAXES: (CONTINUED)
    The provisions for income taxes for the years ended December 31, 1997, 1996 and 1995, differ from amounts computed at the statutory rate as follows:

                                                                      1997          1996         1995
                                                                  -------------  -----------  ----------
Income taxes at statutory rate (34%)............................  $  (6,241,000) $  (444,000) $  625,000
Deferred investment credits amortized...........................        (39,000)     (48,000)    (48,000)
Amortization of excess of cost over original cost of assets
  acquired......................................................         32,000       32,000      32,000
State income taxes, net of Federal income tax effect............       (734,000)     (52,000)     71,000
Loss on redemption of executive life insurance policy...........       --            --           48,000
Purchase price adjustment.......................................      3,747,000      --           --
Other, net......................................................        (53,000)     101,000      10,000
                                                                  -------------  -----------  ----------
                                                                  $  (3,288,000) $  (411,000) $  738,000
                                                                  -------------  -----------  ----------
                                                                  -------------  -----------  ----------

    The tax effects of the temporary differences which gave rise to deferred tax assets and liabilities at December 31, 1997 and 1996, were as follows:

                                                                                1997           1996
                                                                            -------------  -------------
Current deferred income taxes:
  Allowance for doubtful accounts receivable..............................  $     152,000  $      92,000
  Accrued liabilities.....................................................         45,000       --
  Deferred expenses.......................................................         17,000        298,000
                                                                            -------------  -------------
    Net current deferred income tax asset.................................        214,000        390,000
                                                                            -------------  -------------
Noncurrent deferred income taxes:
  Fixed assets............................................................     (3,266,000)    (1,710,000)
  Intangible assets.......................................................     (9,859,000)      --
  Tax credits and carryforwards...........................................     10,386,000        794,000
                                                                            -------------  -------------
    Net noncurrent deferred income tax asset (liability)..................     (2,739,000)      (916,000)
                                                                            -------------  -------------
    Total deferred income taxes...........................................  $  (2,525,000) $    (526,000)
                                                                            -------------  -------------
                                                                            -------------  -------------

    The investment tax credits previously recorded by the Company for book purposes have been deferred and are being amortized over the average lives of the property giving rise to the credits. The investment tax credit amortization used to offset income tax expense was $39,000 in 1997 and $48,000 for each of the years ended December 31, 1996 and 1995, respectively.

    At December 31, 1997, the Company had investment tax credit carryforwards for tax purposes of $134,000, which may be utilized to reduce future Federal income taxes payable. Unless utilized, the remaining investment tax credit carryforwards will expire in 1999.

    At December 31, 1997, the Company had alternative minimum tax credit carryforwards of $659,000 that may be utilized to reduce future regular Federal income taxes payable.

    At December 31, 1997, the Company had NOL carryforwards of $23,600,000, which may be utilized to reduce future Federal income taxes payable.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

10. RELATED PARTY TRANSACTIONS:

    At December 31, 1997 and 1996, the Company had notes and interest receivable of $5,888,054 and $3,308,438, respectively, of which $5,852,282 and $3,266,765 was due from related parties, including $295,612 and $2,253,892 at December 31, 1997 and 1996, respectively, from the Company's directors and officers. The notes bear interest at various interest rates ranging from 4% to 14.5% at December 31, 1997.

    The Company leases its corporate office space from a related party, as discussed in Note 13.

    During 1995, the Company purchased 75,000 shares of common stock of Zenex Communications, Inc. ("Zenex") a long distance carrier serving customers primarily in Oklahoma, for $75,000 and purchased 400,000 shares of Zenex Class B preferred stock for $400,000. In 1996, the Company purchased an additional 275,000 shares of Zenex Class B preferred stock for $275,000.

    On October 28, 1996, the Company sold its 675,000 shares of Zenex Class B preferred stock and 30,000 of its shares of Zenex common stock for approximately $817,000. In addition, the Company sold its option to purchase additional stock for $150,000. The Company recognized a $262,000 gain on these transactions.

    In July 1997, the Company purchased 30,000 shares of Zenex common stock for $150,000 and resold the shares in November 1997 to the Company's chairman of the board of directors, president and chief executive officer at a price equal to the Company's cost.

    In September 1997, the Company purchased a loan for $263,882 made by a bank to Zenex and resold such loan to the Company's chairman of the board of directors, president and chief executive officer in November 1997 at a price equal to the Company's cost.

11. ACCRUED EXPENSES:

    Accrued expenses consist of the following at December 31:

                                                                        1997          1996
                                                                    ------------  ------------
Interest..........................................................  $  6,006,257  $    179,682
Property tax......................................................        55,660       472,914
Vacation, wages and other.........................................     1,783,484       981,238
                                                                    ------------  ------------
  Total accrued expenses..........................................  $  7,845,401  $  1,633,834
                                                                    ------------  ------------
                                                                    ------------  ------------

12. REPORT OF BUSINESS SEGMENTS:

    The Company operates in two reportable segments: Wireless Telecommunications and Wireline Telecommunications. These segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2. The Company evaluates and measures performance of each segment based on operating cash flow (2). The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. The Company allocates corporate overhead, income taxes and amortization of deferred financing cost to each segment. Not all segments

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

12. REPORT OF BUSINESS SEGMENTS: (CONTINUED) have significant noncash items other than depreciation and amortization in reported profit or loss. A summary of the Company's operations by segment is as follows:

                                                                                     1997             1996             1995
                                                                               ----------------  ---------------  --------------
OPERATING INFORMATION:
  Operating revenue--
    Wireless Telecommunications
      External...............................................................  $     66,127,721  $    26,107,481  $   18,989,791
    Wireline Telecommunications
      External...............................................................        18,455,210       16,286,190      14,765,620
      Intersegment...........................................................         1,721,500        1,609,901       1,499,023
    Other(1)
      External...............................................................           586,206          831,802         693,411
      Intersegment...........................................................         4,189,815        7,547,421       4,061,098
    Intersegment revenue.....................................................        (5,911,315)      (9,157,322)     (5,560,121)
                                                                               ----------------  ---------------  --------------
      Total operating revenue................................................        85,169,137       43,225,473      34,448,822
                                                                               ----------------  ---------------  --------------
OPERATING INFORMATION:
  Operating income--
    Wireless Telecommunications..............................................  $      5,395,846  $     1,947,026  $    3,045,258
    Wireline Telecommunications..............................................         3,242,129        2,790,850       3,137,466
    Other....................................................................         1,819,358        2,696,688       1,304,030
                                                                               ----------------  ---------------  --------------
      Total operating income.................................................        10,457,333        7,434,564       7,486,754
                                                                               ----------------  ---------------  --------------
  Operating cash flow--(2)
    Wireless Telecommunications..............................................        21,976,600        7,005,374       5,438,764
    Wireline Telecommunications..............................................         8,173,444        7,269,783       7,261,512
    Other....................................................................         2,036,384        2,879,786       1,439,270
                                                                               ----------------  ---------------  --------------
      Total operating cash flow..............................................        32,186,428       17,154,943      14,139,546
                                                                               ----------------  ---------------  --------------
  Interest, net--(3)
    Wireless Telecommunications..............................................        21,065,157        3,743,736       1,229,821
    Wireline Telecommunications..............................................         2,443,914        2,194,170       1,975,071
    Other....................................................................         3,748,723          538,670         618,413
                                                                               ----------------  ---------------  --------------
      Total interest, net....................................................        27,257,794        6,476,576       3,823,305
                                                                               ----------------  ---------------  --------------
  Income (loss) before income taxes and extraordinary items
    Wireless Telecommunications..............................................       (17,168,160)      (3,908,951)        266,107
    Wireline Telecommunications..............................................           886,499          438,355         890,692
    Other....................................................................        (2,173,017)       2,166,524         685,616
                                                                               ----------------  ---------------  --------------
      Total income (loss) before income taxes and extraordinary items........       (18,454,678)      (1,304,072)      1,842,415
                                                                               ----------------  ---------------  --------------
INVESTMENT INFORMATION:
  Segment assets--
    Wireless Telecommunications..............................................       299,223,415       60,858,579      19,749,045
    Wireline Telecommunications..............................................        56,905,807       54,651,888      53,128,878
    Other unallocated assets(4)..............................................       333,055,938       87,563,393      17,731,407
    Intersegment receivables.................................................      (305,970,900)     (86,125,835)    (17,119,231)
                                                                               ----------------  ---------------  --------------
      Total segment assets...................................................       383,214,260      116,948,025      73,490,099
                                                                               ----------------  ---------------  --------------

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

12. REPORT OF BUSINESS SEGMENTS: (CONTINUED)

                                                                                     1997             1996             1995
                                                                               ----------------  ---------------  --------------
OTHER INFORMATION:
  Depreciation and amortization--
    Wireless Telecommunications..............................................        16,580,754        5,058,348       2,393,506
    Wireline Telecommunications..............................................         4,931,315        4,478,933       4,124,046
    Other....................................................................           217,026          183,098         135,240
                                                                               ----------------  ---------------  --------------
      Total depreciation and amortization....................................        21,729,095        9,720,379       6,652,792
                                                                               ----------------  ---------------  --------------
  Capital expenditures--
    Wireless Telecommunications..............................................        16,231,189       12,619,701       1,412,033
    Wireline Telecommunications..............................................         5,463,631        3,544,133       2,357,483
    Other....................................................................         1,520,715        1,273,940         155,445
                                                                               ----------------  ---------------  --------------
      Total capital expenditures.............................................        23,215,535       17,437,774       3,924,961
                                                                               ----------------  ---------------  --------------
  Other significant noncash items(6)--
    Wireless Telecommunications..............................................         1,693,372          675,098       1,334,155
    Wireline Telecommunications..............................................         --               --               --
    Other....................................................................         --               --               --

--------------------------

(1) Revenue from segments below the quantitative thresholds are attributable to two entities of the Company. Those entities include a small finance and leasing company and a corporate holding company.

(2) Operating cash flow is operating income excluding the charge for depreciation and amortization expense.

(3) Included in interest expense is amortization expense of deferred financing cost discussed in (4) below. The amortization expense is allocated to the wireless and wireline segments based on the segment's pro rata portion of total debt on the date of debt issuance.

(4) Other unallocated assets primarily consist of corporate receivables from subsidiaries, restricted cash and investments (see Note 5) and deferred financing cost.

(5) The intersegment eliminations were included to reconcile reportable segment activities to the Company's consolidated totals.

(6) Other significant noncash items consist of minority interest in income of subsidiaries included in income (loss) before income taxes and extraordinary items.

13. COMMITMENTS:

    Effective December 6, 1995 (amended December 20, 1995 and June 24, 1997), the Company entered into an equipment supply agreement in which the Company agreed to purchase approximately $30 million of cell site and switching equipment between June 24, 1997 and June 23, 2001, to update the cellular systems for the newly acquired and existing MSAs and RSAs. Of the commitment, approximately $13.8 million remained at December 31, 1997.

    The Company entered into an additional equipment supply agreement with a second vendor on January 13, 1998. The Company agreed to purchase approximately $81 million of cell sites and switching equipment between January 13, 1998 and January 12, 2002 to update the cellular systems for the newly acquired and existing MSAs and RSAs.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

13. COMMITMENTS: (CONTINUED)
    Future minimum lease payments required under operating leases that have an initial or remaining noncancellable lease term in excess of one year at December 31, 1997 are as follows:

1998....................................................  $2,108,059
1999....................................................  1,951,368
2000....................................................  1,784,527
2001....................................................  1,601,699
2002....................................................  1,320,225
2003 and thereafter.....................................  5,798,631

    Included in the annual lease commitments is approximately $277,000, payable annually to an affiliated entity through July 2005. Lease expense under the above leases was approximately $1,106,000, $425,000 and $300,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

14. LITIGATION SETTLEMENT:

    On February 16, 1994, a judgment was entered against Dobson Cellular Systems, Inc. ("Dobson Cellular") in a lawsuit initiated by a competitor for violation of the Federal Communications Act in connection with pricing of various services in the Texas RSA 2 market area in the amount of $742,318, and post-judgment interest at a rate of 3.74% from the date of the judgment until the amount was to be paid in full.

    Management of the Texas Partnership agreed to reimburse Dobson Cellular for any and all costs related to these actions. A provision of $150,000 was charged to the Texas Partnership's operations in 1993, for anticipated costs of appealing the judgment. During 1995, this case was settled at a total cost to the Texas Partnership of approximately $430,000, net of insurance proceeds. A provision for $280,000 was charged to the Texas Partnership's operations in 1995, and is included in other expenses in the accompanying consolidated statement of operations for the year ended December 31, 1995.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS:

    Unless otherwise noted, the carrying value of the Company's financial instruments approximates fair value. The Company estimates the fair value of its long-term debt based on quoted market prices for publicly traded debt or on the current rates available to the Company for debt with similar terms and remaining maturation.

    Indicated below are the carrying amounts and estimated fair values of the Company's financial instruments as of December 31:

                                                       1997                           1996
                                          ------------------------------  ----------------------------
                                             CARRYING                       CARRYING
                                              AMOUNT        FAIR VALUE       AMOUNT       FAIR VALUE
                                          --------------  --------------  -------------  -------------
Revolving credit facility...............  $  171,513,855  $  171,513,855  $  75,750,000  $  75,750,000
Senior notes............................     160,000,000     169,200,000       --             --
Mortgage notes payable..................      28,639,359      26,969,543     29,744,726     24,855,656
Other notes payable.....................       4,056,204       4,200,695       --             --
Interest rate hedge.....................        --            (2,644,414)      --             --

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

16. SUBSEQUENT EVENTS:

    PREFERRED STOCK

    In January 1998, the Company issued 175,000 shares of 12.25% senior exchangeable preferred stock mandatorily redeemable in 2008 for $1,000 per share. Holders of the preferred stock are entitled to cumulative dividends from the date of issuance and a liquidation preference over the other classes of capital stock. Additionally, the preferred stock is redeemable at the option of the Company on or after January 15, 2003. Holders of the preferred stock have no voting rights. The preferred stock is not registered under the Securities Act of 1933 and may not be offered or sold in the United States without registration or absent an applicable exemption from registration requirements. The Company must make an offer to exchange substantially identical shares registered under the Securities Act of 1933 for the shares outstanding within six months of the issuance, or the stated dividend rate will increase by .5%.

    REORGANIZATION

    In conjunction with the issuance of the preferred stock discussed above, the Company formed three new subsidiaries: Dobson Cellular Operating Company ("DCOC"), DOC Cellular Subsidiary Company ("DOC Cellular Subsidiary") and Dobson Wireline Company ("DWC"). DCOC was created as the holding company for subsidiaries formed to effect cellular acquisitions. DCOC has been designated an unrestricted subsidiary under the senior note indenture which covers the senior notes discussed in Note 4. DOC Cellular Subsidiary was created as the holding company for the then existing cellular subsidiaries. DWC was created as the holding company for the Company's wireline, fiber and resale operations. DWC was designated an unrestricted subsidiary under the senior note indenture and the certificate of designation establishing the preferred stock.

    PENDING WIRELINE ACQUISITIONS

    On March 26, 1998, a subsidiary of the Company entered into a definitive agreement to purchase the stock of ATI for approximately $130 million, subject to adjustment. ATI is based in Houston, Texas and provides resale services to primarily commercial customers in five major Texas markets, including Houston, Dallas, Ft. Worth, San Antonio and Austin. At the time of the agreement, the Company placed $5 million into an escrow account pending closing. The Company plans to finance the acquisition through the wireline bridge facility discussed below.

    On January 6, 1998, a subsidiary of the Company purchased from Zenex contractual rights, information data and other rights with respect to certain of Zenex's long distance customers located in areas served by Dobson Telephone for $105,000. In addition, on January 6, 1998, the Company entered into a non-binding letter of intent with Zenex to purchase contractual rights, information data and other rights with respect to Zenex's commercial long distance resale customers in Oklahoma for $5.8 million, subject to adjustment. Even though the letter of intent with respect to the Zenex purchase has expired, negotiations are continuing.

    WIRELINE BRIDGE FACILITY

    On March 24, 1998, DWC obtained a commitment letter for a $155 million bridge facility ("Bridge Notes"). The Bridge Notes will be used to finance the ATI acquisition, to fund the Zenex purchase, and to provide additional operating capital. The facility will bear interest at 13%, increasing by 1% after six months from the issuance date and increasing by an additional 0.5% at the end of each subsequent three-

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

16. SUBSEQUENT EVENTS: (CONTINUED)
month period. Interest is payable quarterly in arrears and the Bridge Notes mature one year from the date of issuance. In addition, DWC must pay a commitment fee equal to 1.25% of the principal amount and a takedown fee of 1.5% of the principal amount of the Bridge Notes. The Bridge Notes are secured by substantially all of the assets of DWC, including the Pending Wireline Acquisitions. The Bridge Notes are expected to be extinguished with proceeds from either a private debt offering to be completed during 1998 or through the issuance of senior rollover notes (the "Rollover Notes"). The Rollover Notes would be used in their entirety to redeem 100% of the outstanding principal amount of the Bridge Notes. The Rollover Notes would bear interest at a variable rate and mature ten years after the date of issuance. The Rollover Notes would be secured with the same assets secured under the Bridge Notes.

    CREDIT FACILITY

    In March 1998, the Company's subsidiary DCOC established a $200 million senior secured credit facility (the "DCOC Credit Facility"). DCOC's obligations under the DCOC Credit Facility are secured by all current and future assets of DCOC, including the Texas 16 assets and assets acquired in future wireless acquisitions. The Company's subsidiary DOC also established a $250 million senior secured credit facility (the "Amended Bank Facility") to replace the existing revolving credit facility discussed in Note 4. The Amended Bank Facility continues to be secured by all of DOC's stock and the stock or partnership interests of its restricted subsidiaries and all assets of DOC and its restricted subsidiaries. The DCOC Credit Facility and the Amended Bank Facility requires the Company to maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding the Company's ability to meet its debt service obligations. The credit facilities will be used primarily to refinance existing indebtedness, finance capital expenditures, consummate acquisitions, finance interest payments on the Company's 11.75% senior notes, and fund general corporate operations. The facilities will terminate in 2006.

    In connection with the closing of the Amended Bank Facility, the Company extinguished its then existing credit facility and recognized a pretax loss of approximately $3.3 million as a result of writing off previously capitalized financing costs associated with the revolving credit facility. Such amount is included in deferred costs in the accompanying consolidated balance sheets at December 31, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The holders of the Company's voting securities have agreed that the Board will consist of six directors, four designated by the principal holder of the Company's Class A Common Stock, and two designated by holders of the Class B Preferred Stock (the "Fleet Investors"). See Item 12. Security Ownership of Certain Beneficial Owners and Management. An additional two directors may be designated by Preferred Stock holders in the event certain voting rights triggering events occur.

    The Company's Board of Directors presently consists of five directors, with one vacancy to be filled by an independent director designee of the principal holder of the Class A Common Stock. Directors and executive officers of the Company are elected to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified. Directors of the Company are elected for one-year terms at the annual meeting of stockholders which is held in April of each year. Officers of the Company are appointed at the Board's first meeting after each annual meeting of stockholders.

    The directors and executive officers of the Company are set forth below. Certain of the officers and directors hold or have held positions in several of the Company's subsidiaries. The ages of the persons set forth below are as of December 31, 1997.

NAME                                              AGE                         POSITION(1)
---------------------------------------------     ---     ---------------------------------------------------
Everett R. Dobson(2).........................         38  Chairman of the Board, President and Chief
                                                            Executive Officer and Director
G. Edward Evans..............................         36  President and Chief Operating Officer of cellular
                                                            subsidiaries
Robert J. Mirabito...........................         43  President of fiber subsidiaries
William J. Hoffman, Jr.......................         35  Vice President and Chief Operating Officer of
                                                            resale subsidiaries
Bruce R. Knooihuizen.........................         41  Vice President and Chief Financial Officer
R. Thomas Morgan.............................         41  Vice President and Chief Information Officer
Stephen T. Dobson(2).........................         34  Treasurer, Secretary and Director and President of
                                                            resale subsidiaries
Russell L. Dobson(2).........................         62  Director
Justin L. Jaschke(3).........................         39  Director
Thadeus J. Mocarski(3).......................         35  Director

------------------------

(1) Unless otherwise indicated, position is held with the Company.

(2) Everett R. Dobson and Stephen T. Dobson are sons of Russell L. Dobson.

(3) Director designee of holders of Class B Preferred Stock.

    Dobson was incorporated in February 1997 in connection with a corporate reorganization (the "Reorganization") pursuant to which Dobson became the holding company parent of DOC. Information below with respect to positions held by the Company's executive officers and directors refers to their positions with DOC and, since February 1997, also with Dobson.

    EVERETT R. DOBSON has served as a director and officer of the Company since 1982. From 1990 to 1996, he served as a director, President and Chief Operating Officer of the Company and President of the Company's cellular subsidiaries. He was elected Chairman of the Board and Chief Executive Officer of the Company in April 1996. Mr. Dobson served on the board of the Cellular Telecommunications Industry Association ("CTIA") in 1993 and 1994. He holds a B.A. in Economics from Southwestern Oklahoma State University and currently sits on its Foundation Board and chairs the investment committee.

    G. EDWARD EVANS joined the Company as President and Chief Operating Officer of the cellular subsidiaries in January 1997. Mr. Evans was employed by BellSouth Mobility, Inc. from 1993 to 1996, serving as General Manager-Kentucky, Director of Field Operations at the company's corporate office in Atlanta and Director of Marketing-Alabama. He was an Area Manager and a Market Manager of United States Cellular, Inc. from 1990 to 1993 and was a Sales Manager of GTE Mobilnet from 1989 to 1990. Mr. Evans serves on the board of CTIA. He has an M.B.A. from Georgia State University.

    ROBERT J. MIRABITO became President of the fiber subsidiaries in April 1996. He served as Vice President of Dobson Fiber Company and Dobson Network Management, Inc. from 1994 to 1996 and was Director of Strategic Planning for the Company from 1991 to 1994. Prior to joining the Company, Mr. Mirabito was employed by AT&T for eight years in various capacities, including Manager-State Government Affairs and Senior Internal Auditor. Mr. Mirabito is active in the CTIA and Oklahoma Telephone Association ("OTA") and has published numerous articles in telecommunications and fiber optic trade journals. He serves on the board of OK Five L.L.C., which is a network and wholesale internet service provider for the State of Oklahoma. Mr. Mirabito holds a B.S. in civil engineering from the University of Notre Dame and an M.B.A. from the University of Kansas.

    WILLIAM J. HOFFMAN, JR. joined the Company as Vice President and Chief Operating Officer of the resale subsidiaries in October 1997. Prior to joining the Company, Mr. Hoffman was employed by Intermedia Communications, Inc. as Division Vice President--Florida Division from 1995 to 1997 and from 1987 to 1995 by Sprint Communications, serving as Branch Manager, Senior National Account Manager, Product Marketing Manager and National Account Consultant. He was a Captain in the U.S. Army in Europe working in military intelligence from 1983 to 1987. Mr. Hoffman holds a B.S. in electrical engineering from Auburn University.

    BRUCE R. KNOOIHUIZEN joined the Company as Vice President and Chief Financial Officer in July 1996. From 1994 to 1996, Mr. Knooihuizen was Chief Financial Officer and Secretary for The Westlink Co. in San Diego, a wireless provider which was formerly an operating unit of U S WEST. Previously, he was Treasurer and Controller of Ameritech Cellular from 1990 to 1994, Director, Accounting Operations of Ameritech Applied Technologies from 1988 to 1990, and Controller of Ameritech Properties in 1988, all located in Chicago. From 1980 to 1988 he held various financial and accounting positions with The Ohio Bell Telephone Company. Mr. Knooihuizen received a B.S. in finance from Miami University in Oxford, Ohio and an M.B.A. in finance from the University of Cincinnati.

    R. THOMAS MORGAN joined the Company as Vice President and Chief Information Officer in December 1997. During 1996 and 1997, Mr. Morgan was Director of Corporate Services in the Information Services Department of American Electric Power in Columbus, Ohio, an electric utility serving 3 million customers in the Midwest. Previously, he was Manager of Accounting and Human Resources Systems from 1994 through 1995 and held various positions in the Information Services Department of American Electric Power from 1985. Mr. Morgan was Manager of Software Engineering for Access Corporation, a software development company, in Cincinnati, Ohio from 1981 to 1985 and worked as a Senior Consultant with Arthur Andersen & Co. in Columbus, Ohio from 1978 to 1981. Mr. Morgan holds a B.S. in systems analysis from Miami University in Oxford, Ohio.

    STEPHEN T. DOBSON has been a director of the Company since 1990. He has served as Treasurer and Secretary of the Company since 1990 and General Manager and Secretary of Telco since 1994 and 1990, respectively. He became President of Dobson Wireless, Inc. in January 1997. Mr. Dobson is a member of the Western Rural Cellular Association ("WRTA"), National Telephone Cooperative Association and Telecommunications Resellers Association. He holds a B.S. in business administration from the University of Central Oklahoma.

    RUSSELL L. DOBSON has been a director of the Company since 1990 and was Chairman of the Board and Chief Executive Officer from 1990 to 1996. Mr. Dobson joined his father at Telco in 1956 and became the controlling owner and Chief Executive Officer in 1975 when he purchased his father's interest. He has been active in many industry-related groups, including the OTA, WRTA and Organization for the Protection and Advancement of Small Telephone Companies.

    JUSTIN L. JASCHKE has been a director of the Company since October 1996. Mr. Jaschke has been the Chief Executive Officer and a director of Verio Inc., a privately held internet access provider based in Englewood, Colorado, since its inception in March 1996. Prior to March 1996, he was Chief Operating Officer of Nextel Communications, Inc. following its merger with OneComm Corporation in 1995. He served as OneComm's President and was a member of its Board of Directors from 1993. From 1990 to 1993, he was President and Chief Executive Officer of Bay Area Cellular Telephone Company in South San Francisco, California. Mr. Jaschke is a director of Metricom, Inc., a wireless modem and internet service provider in Los Gatos, California. Mr. Jaschke has a B.S. in mathematics from the University of Puget Sound and an M.S. in management from the Massachusetts Institute of Technology Sloan School of Management.

    THADEUS J. MOCARSKI has been a director of the Company since April 1996. Mr. Mocarski has been a managing director of Fleet Equity Partners, a private equity fund located in Providence, Rhode Island, since 1994. Affiliates of Fleet Equity Partners (the "Fleet Investors") own all of the outstanding Class B and Class C Preferred Stock of the Company. From 1989 to 1994, Mr. Mocarski was employed by the law firm Edwards & Angell in Providence, Rhode Island, where he represented various private equity capital firms in their investment and acquisition activities, including Fleet Equity Partners. Mr. Mocarski is a director of Exodus Communications, Inc., an operator of internet data centers, headquartered in Santa Clara, California. Mr. Mocarski received a B.A. from Colby College and a J.D. from the Washington College of Law.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth the cash and non-cash compensation during 1996 and 1997 earned by the Company's chief executive officer and its other four most highly compensated executive officers as of December 31, 1997 (the "Named Executive Officers").

                                        SUMMARY COMPENSATION TABLE

                                                   ANNUAL COMPENSATION
                                            ---------------------------------
                                                                     OTHER      SECURITIES
                                                                    ANNUAL      UNDERLYING      ALL OTHER
      NAME AND PRINCIPAL                     SALARY      BONUS    COMPENSATION    OPTIONS     COMPENSATION
           POSITION                YEAR        ($)      ($)(1)      ($)(2)     (# OF SHARES)     ($)(3)
-------------------------------  ---------  ---------  ---------  -----------  -------------  -------------

Everett R. Dobson .............       1997  $ 300,000     --       $  54,800(4)      --         $   9,500
  Chairman of the Board,              1996    300,000    142,400      77,100(4)      --             6,000
  President and Chief Executive
  Officer

Bruce R. Knooihuizen ..........       1997    152,500     82,500      --            --              1,400
  Vice President and Chief            1996     65,900     37,500      57,600(5)       7,541        --
  Financial Officer

Stephen T. Dobson .............       1997    100,000     23,500(6)     13,800(7)      --           6,500
  Treasurer and Secretary             1996     97,000     75,000      20,600(7)      --             3,900

G. Edward Evans ...............       1997    113,600     80,000(8)     --           6,033         --
  President and Chief Operating       1996     --         --          --            --             --
  Officer of cellular
  subsidiaries

Robert J. Mirabito ............       1997     85,000     --          --             1,207          4,400
  President of fiber                  1996     80,000     25,000      --            --              3,200
  subsidiaries

------------------------

(1) For 1996, represents the amount of bonus paid in 1997 with respect to services performed in 1996, but does not include $205,000 and $69,000 paid to Everett R. Dobson and Stephen T. Dobson, respectively, in 1996 with respect to services performed in 1995. Bonus amounts for Everett R. Dobson, Stephen T. Dobson and Robert J. Mirabito with respect to services performed in 1997 have not yet been determined.

(2) Represents the value of perquisites and other personal benefits in excess of 10% of annual salary and bonus.

(3) Includes the matching contributions made by the Company to the account of the executive officer under the Company's 401(k) Profit Sharing Plan.

(4) Includes $36,600 and $62,900 for personal use of Company aircraft and $18,200 and $12,500 for a Company-provided vehicle in 1997 and 1996, respectively.

(5) Includes $5,600 for interim housing expenses, $24,300 for home mortgage closing costs and $27,700 for tax reimbursements for such expenses and costs.

(6) Represents an advance on bonus to be awarded.

(7) Includes $10,400 and $7,400 for personal use of Company aircraft and $3,400 and $6,500 for a Company-provided vehicle in 1997 and 1996, respectively.

(8) Includes $20,000 received upon commencement of employment.

    The Named Executive Officers listed below were granted options to purchase shares of the Company's Class B Common Stock in 1997. No stock options were exercised by the Named Executive Officers in 1997.

                             OPTION GRANTS IN 1997

                                              INDIVIDUAL GRANTS
                                         ----------------------------                POTENTIAL REALIZABLE
                                           PERCENT OF                               VALUE AT ANNUAL RATES
                                          TOTAL OPTIONS                             OF STOCK APPRECIATION
                             NUMBER OF     GRANTED TO      EXERCISE                   FOR OPTION TERM(1)
                              OPTIONS     EMPLOYEES IN       PRICE     EXPIRATION   ----------------------
NAME                          GRANTED         1997         ($/SHARE)      DATE        5%($)       10%($)
--------------------------  -----------  ---------------  -----------  -----------  ----------  ----------

G. Edward Evans...........       6,033(2)         42.9%    $     100     01/06/07   $  379,412  $  961,505

Robert J. Mirabito........       1,207(3)          8.6           100     03/25/07       75,908     192,365

------------------------

(1) The assumed annual rates of stock price appreciation of 5% and 10% are set by the Securities and Exchange Commission and are not intended as a forecast of possible future appreciation in stock prices.

(2) Options to purchase 12% of such shares first become exercisable on each of the first five anniversaries of the grant date; options to purchase an additional 8% of such shares first become exercisable on the same dates if annual performance objectives are achieved.

(3) Options to purchase 20% of such shares first become exercisable on each of the first five anniversaries of the grant date.

                             1997 YEAR-END OPTION VALUES

                                NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                               UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS AT
                               OPTIONS AT 12/31/97(#)      12/31/97($) EXERCISABLE/
NAME                          EXERCISABLE/UNEXERCISABLE        UNEXERCISABLE (1)
---------------------------  ---------------------------  ---------------------------

Bruce R. Knooihuizen.......          1,508/6,033              $301,600/$1,206,600

G. Edward Evans............            -0-/6,033                    -0-/1,206,600

Robert J. Mirabito.........            -0-/1,207                      -0-/241,400

------------------------

(1) The value of unexercised in-the-money options at December 31, 1997 is computed as the product of (i) stock value at December 31, 1997 less stock option exercise price and (ii) number of underlying securities at December 31, 1997.

EMPLOYMENT AGREEMENTS

    In connection with the employment of Bruce R. Knooihuizen in 1996 and G. Edward Evans in 1997, the Company agreed to provide them compensation in the form of salary, bonus, stock options and other benefits. The terms of Mr. Knooihuizen's employment are an initial annual salary of $150,000, an annual bonus ranging from 30% to 50% of his annual salary, and a 10-year option to purchase 7,541 shares of Class B Common Stock at $100 per share vesting at the rate of 20% per year. The terms of Mr. Evans' employment are an initial annual salary of $120,000, an annual bonus ranging from 30% to 50% of his annual salary, a five-year home mortgage loan of $300,000 at an annual interest rate of 4%, and a ten-year option to purchase 6,033 shares of Class B Common Stock at $100 per share, with 60% of the option vesting ratably over five years and 40% vesting over five years based on the achievement of annual performance objectives. The Company also agreed to a severance payment equal to one year's salary in the event of termination of employment of Messrs. Knooihuizen or Evans without cause. The options to purchase shares of Class B Common Stock held by these officers become fully vested upon a change of control of the Company. The Company employs Russell L. Dobson on an as-needed basis to assist the Company in connection with the wireline and fiber operations for annual compensation not to exceed $250,000, which is payable irrespective of the time required for Mr. Dobson's services.

    The Purchase Agreement executed in connection with the Fleet Investors' purchase of Class B Preferred Stock imposes limitations on the amount of base compensation that the Company may pay to each of Everett R., Stephen T. and Russell L. Dobson and provides for performance criteria for bonus payments to Everett R. Dobson. Other compensation paid to executive officers is subject to prior approval of the Fleet Investors.

DIRECTOR COMPENSATION

    The Company reimburses directors for out-of-pocket expenses incurred in attending board meetings. Justin L. Jaschke, in connection with his election as a director by the Fleet Investors in October 1996, was granted an option to acquire 833 shares of Class B Common Stock at an exercise price of $100 per share. Mr. Jaschke's option vests ratably over a five-year period and fully vests upon a change of control of the Company. Directors who are officers or consultants to the Company receive no additional compensation for services rendered as directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee of the Board of Directors of the Company determines the compensation of the Company's executive officers. During fiscal year 1997, the members of the Compensation Committee were Russell L. Dobson, Justin L. Jaschke and Thadeus J. Mocarski, all of whom are members of the Company's Board of Directors. Russell L. Dobson previously served as Chairman of the Board and Chief Executive Officer from 1990 to 1996. For a description of certain transactions between Mr. Dobson and the Company, see Item 13. Certain Relationships and Related Transactions.

STOCK OPTION PLAN

    In February 1997, Dobson adopted DOC's 1996 Stock Option Plan (the "Plan"), substituting Dobson Class B Common Stock for the stock subject to the Plan. The Class B Common Stock is non-voting. The purpose of the Plan is to encourage key employees of the Company (including Dobson and any present or future parent or subsidiary of Dobson) by providing opportunities to participate in the ownership of Dobson and its future growth through the grant of incentive stock options and nonqualified stock options. The Plan also permits the grant of options to directors. The Plan is presently administered by the Board of Directors, but in the future may be administered by a committee of the Board (whether the Board or a committee, the "Committee").

    The maximum number of shares of Class B Common Stock for which options may be granted under the Plan is 30,166, subject to adjustment in the event of any stock dividend, stock split, recapitalization, reorganization or certain defined change in control events. Shares subject to previously expired or terminated options become available again for grants of options. The shares to be issued under the Plan will be newly issued shares.

    The number of shares and other terms of each grant are determined by the Committee. The price payable upon the exercise of an incentive stock option may not be less than 100% of the fair market value of the Class B Common Stock at the time of grant, or in the case of an incentive stock option granted to an employee owning stock possessing more than 10% of the total combined voting power of all classes of stock of the Company (a "10% Shareholder"), 110% of the fair market value on the date of grant. Incentive stock options may be granted to an employee only to the extent that the aggregate exercise price of all such options under all Company plans becoming exercisable for the first time by the employee during any calendar year does not exceed $100,000. The price payable upon the exercise of a nonqualified stock option must be at least the minimum legal consideration required under the laws of Oklahoma.

    Each option granted under the Plan will expire on the date specified by the Committee, but not more than ten years from the date of grant or, in the case of a 10% Shareholder, not more than five years from the date of grant. Unless otherwise agreed, an incentive stock option will terminate not more than 90 days (or twelve months in the event of death or disability) after the optionee's termination of employment.

    An optionee may exercise an option by giving notice to the Company, accompanied by an instrument of accession providing that the optionee agrees to be bound by the terms applicable to shareholders under the Shareholders' Agreement and full payment of the purchase price in cash or, at the discretion of the Committee, (i) Common Stock having a fair market value equal to the exercise price, (ii) the optionee's personal recourse note bearing interest payable not less than annually at no less than 100% of the lowest applicable federal rate (as defined in Section 1274(d) of the Internal Revenue Code), (iii) an assignment of proceeds from the sale of a portion of the stock subject to the option being exercised, or (iv) a combination of the foregoing.

    Outstanding options become nonforfeitable and exercisable in full immediately prior to certain defined change of control events. Unless otherwise determined by the Committee, outstanding options will terminate immediately prior to the consummation of the dissolution or liquidation of Dobson.

    The Plan may be terminated or amended by the Board of Directors at any time subject, in the case of certain amendments, to shareholder approval. If not earlier terminated, the Plan expires on June 1, 2006.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table provides information, as of December 31, 1997, concerning beneficial ownership of the Company's Class A Common Stock and Class B Preferred Stock by (a) each person known by the Company to beneficially own more than 5% of such stock, (b) each director and Named Executive Officer who beneficially owns any Class A Common Stock or Class B Preferred Stock, and
(c) all directors and executive officers as a group:

                                                          CLASS A                   CLASS B
                                                        COMMON STOCK            PREFERRED STOCK
                                                  ------------------------  ------------------------   PERCENT OF
NAME AND ADDRESS                                   NUMBER OF   PERCENT OF    NUMBER OF   PERCENT OF   TOTAL VOTING
OF BENEFICIAL OWNER                                 SHARES        CLASS       SHARES        CLASS       POWER(1)
------------------------------------------------  -----------  -----------  -----------  -----------  -------------

Everett R. Dobson ..............................     469,998(2)       99.3%     40,000(3)       40.0%        89.0%
  13439 N. Broadway Ext.
  Oklahoma City, OK 73114

Russell L. Dobson ..............................       3,154        *           --           --             *
  13439 N. Broadway Ext.
  Oklahoma City, OK 73114

Thadeus J. Mocarski ............................      --           --          100,000(4)      100.0         17.4
  50 Kennedy Plaza
  Providence, RI 02903

Fleet Venture Resources, Inc. ..................      --           --           69,446         69.4          12.1
  50 Kennedy Plaza
  Providence, RI 02903

Fleet Equity Partners VI, L.P. .................      --           --           29,762         29.8           5.2
  50 Kennedy Plaza
  Providence, RI 02903

All directors and executive officers as a group
  (10 persons)..................................     473,152        100.0      100,000         00.0         100.0

------------------------

*   Less than 1%.

(1) In calculating the percent of total voting power, the voting power of shares of Class A Common Stock (one vote per share) and Class B Preferred Stock (presently equivalent to one vote per share) is aggregated.

(2) All such shares are held by Dobson CC Limited Partnership. As the president and sole director and shareholder of RLD, Inc., the general partner of the partnership, Everett R. Dobson has voting and investment power with respect to such shares.

(3) Includes an option, presently exercisable, to purchase 27,778 shares from Fleet Venture Resources, Inc. ("FVR"), an indirect subsidiary of Fleet Financial Group, 11,905 shares from Fleet Equity Partners VI, L.P. ("FEP6") and 317 shares from Kennedy Plaza Partners ("KPP").

(4) Includes 69,446 shares held by FVR, 29,762 shares held by FEP6 and 792 shares held by KPP. Mr. Mocarski has shared voting and investment power with respect to such shares in his capacity as Senior Vice President of FVR, as Senior Vice President of Fleet Growth Resources II, Inc., an indirect subsidiary of Fleet Financial Group and a general partner of FEP6, and as a general partner of KPP. Mr. Mocarski disclaims beneficial ownership of all such shares, except to the extent of his pecuniary interest therein.

    Bruce R. Knooihuizen and Justin L. Jaschke also hold presently exercisable options to purchase 1,508 and 166 shares, respectively, of the Company's Class B Common Stock. No executive officer or director of the Company, other than those listed in the table above and Messrs. Knooihuizen and Jaschke, owns any of the Company's equity securities, including the right to acquire such securities presently or within 60 days after March 15, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company has adopted a policy requiring that any material transaction between the Company and persons or entities affiliated with officers, directors or principal stockholders of the Company be on terms no less favorable to the Company than reasonably could have been obtained in an arms' length transaction with independent third parties. Any other matters involving potential conflicts of interests are to be resolved on a case-by-case basis.

    In the Reorganization in February 1997, the shareholders of DOC exchanged their DOC stock for the following stock of Dobson: Dobson CC Limited Partnership, 469,998 shares of Class A Common Stock; Russell L. Dobson, 3,154 shares of Class A Common Stock; Telco, 100,000 shares of Class A Preferred Stock; Fleet Venture Resources, Inc., 69,446 shares of Class B Preferred Stock; Fleet Equity Partners VI, L.P., 29,762 shares of Class B Preferred Stock; and Kennedy Plaza Partners, 792 shares of Class B Preferred Stock. In addition, Dobson assumed outstanding DOC stock options, substituting shares of Dobson's Class B Common Stock for the DOC stock subject to options held by the following optionees: Justin L. Jaschke, 833 shares; G. Edward Evans, 6,033 shares; Bruce
R. Knooihuizen, 7,541 shares. Also, in February 1997, Dobson issued 100,000 shares of its Class C Preferred Stock to the Fleet Investors (each holding the same number of shares as it holds of Class B Preferred Stock).

    Transactions with the Company described below refer to DOC if they occurred prior to February 1997.

    In March 1996, the Fleet Investors purchased 100,000 shares of Class B Preferred Stock from the Company for $10.0 million. In connection with this transaction, the Company and its shareholders entered into a Shareholders' Agreement providing for, among other matters, registration rights, restrictions on the transfer of Company stock, put and call rights with respect to the Class B Preferred Stock, and the issuance of additional stock upon the happening of certain events. The Fleet Investors also granted the Company a stock option. In connection with the Reorganization, Dobson and its shareholders entered into a new Shareholders' Agreement having substantially the same terms and conditions.

    The Everett R. Dobson Irrevocable Family Trust, Steven T. Dobson Irrevocable Family Trust and Robbin L. Dobson Irrevocable Family Trust (collectively, the "Dobson Trusts") were co-borrowers with the Company and certain of its subsidiaries under a prior bank facility, which was first entered into in 1994. The Dobson Trusts are the limited partners of Dobson CC Limited Partnership, which holds more than 99% of Dobson's Class A Common Stock and, prior to the Reorganization, held more than 99% of DOC's Class A Common Stock. See Item 12. Security Ownership of Certain Beneficial Owners and Management. The Company and its borrower subsidiaries guaranteed, and the Company pledged the equity securities of certain of its subsidiaries as security for, the obligations of the Dobson Trusts under a $6.0 million promissory note maturing in 2004 (the "Trust Loan"), and Dobson CC Limited Partnership guaranteed the loan obligations of the Company and its subsidiaries under the prior bank facility. All borrowings were secured by the Class A Common Stock. In accordance with the terms of the Fleet Investors Purchase Agreement and the prior bank facility, the Company paid dividends on the Class A Common Stock in amounts sufficient to permit the Dobson Trusts to service the Trust Loan. The Dobson Trusts incurred legal fees totaling approximately $.5 million in connection with the negotiation and closing of the credit agreement for the prior bank facility in 1994 and an amendment effected in 1996. Such fees were paid by the Company. In connection with the Reorganization, the Company used $7.5 million of borrowings under the Bank Facility to pay a dividend to holders of its Class A Common Stock, of which $6.0 million was used to fully pay the Trust Loan and $.5 million was used to pay indebtedness owed to the Company by the Dobson Trusts with respect to the legal fees described above.

    Everett R. Dobson and Russell L. Dobson beneficially owned 67% of the capital stock of ATTI. In December 1996, the Company consolidated $263,000 of ATTI's outstanding indebtedness to the Company in an unsecured promissory note which provided for interest at an annual rate of 10%. The consolidation refinanced earlier loans made prior to 1994. At September 30, 1997, National Telecommunications Technologies, Inc. ("Natelco"), a wholly-owned subsidiary of ATTI, was indebted to the Company in the aggregate principal amount of $307,000, representing funds advanced by the Company during 1992, 1993 and 1995. The indebtedness was evidenced by an unsecured promissory note which provided for interest at an annual rate of 10%. The ATTI and Natelco loans (combined principal amount of $570,000) were paid in full on October 1, 1997 in connection with the closing of the Arizona 5 Acquisition. The Company loaned another subsidiary of ATTI $21,000 in 1994 and $32,000 in 1995, at annual interest rates of 12% and 14%, respectively. These loans were paid in full in October 1995 and January 1996.

    Through September 30, 1997, the Company performed certain management services for ATTI and its subsidiaries, including accounting, plant and central office management and engineering. Billings for the services were based on the time spent by, and hourly rates of, Company personnel and expenses incurred. During 1995, 1996 and the nine months ended September 30, 1997, the aggregate amounts billed for management fees and expenses to ATTI and its subsidiaries were approximately $210,000, $333,000 and $110,000, respectively. The amounts owed by these entities to the Company for management fees at December 31, 1995 and 1996 and September 30, 1997 were $1.0 million, $1.2 million and $1.3 million, respectively. All amounts owed by ATTI and its subsidiaries for management services rendered prior to September 30, 1997 were paid in October 1997 in connection with the closing of the Arizona 5 Acquisition. In connection with the Arizona 5 Acquisition, ATTI became a wholly owned subsidiary of the Company, and a new company NATELCO, LLC (an affiliate of Everett R. Dobson and Russell L. Dobson) was created. For the three months ended December 31, 1997 the amount billed for management fees and expenses to NATELCO, LLC was approximately $21,000. The amount owed by NATELCO, LLC to the Company for management fees at December 31, 1997 was $8,900.

    ATTI beneficially owned a 20.55% partnership interest in the Arizona 5 Partnership. In connection with the Arizona 5 Acquisition, the Company purchased all of the outstanding capital stock of ATTI for $14.2 million, of which Everett
R. Dobson and Russell L. Dobson, together, received $9.5 million. The purchase price for the ATTI stock was based on ATTI's beneficial ownership in the Arizona 5 Partnership and negotiations between the Company and the other partner of the Arizona 5 Partnership.

    In March 1996, the Company made a $1.4 million unsecured loan to Everett R. Dobson. The loan was repaid on October 1, 1997 in connection with the Arizona 5 Acquisition. Interest on the amount borrowed was payable quarterly at the same annual rate as that payable under the Company's prior bank facility. The loan consolidated amounts borrowed prior to 1994, together with accrued interest.

    In June 1997, Everett R. Dobson executed a promissory note in favor of the Company in the amount of approximately $354,000, which refinanced loans made to him by the Company during 1996, together with accrued interest. The loan was repaid on October 1, 1997 in connection with the Arizona 5 Acquisition. The loan bore interest at 8% per annum. In December 1996, the Company made a one-year loan in the amount of $12,900 to Russell L. Dobson which bore interest at 9% per annum. In June 1997, the Company made an additional loan to Russell L. Dobson in the principal amount of $423,000, of which $304,000 consolidated amounts owed to the Company since prior to 1994, and $119,000 refinanced a loan made to him in November 1996, in each case together with accrued interest. This loan bore interest at an annual rate of 9.07%. Both loans to Russell L. Dobson were paid in full on October 1, 1997 in connection with the Arizona 5 Acquisition. The interest rate charged on the loan to Everett R. Dobson represented the Company's costs of borrowed funds. The interest rate on the loans to Russell L. Dobson approximated the prevailing market rates at the time the loans were first made. In 1993, Steven T. Dobson was indebted to the Company in the principal amount of $7,500, which loan was paid in full in March 1995.

    The Company leases its headquarters from WillRuss Limited Liability Company ("WillRuss") pursuant to a 10-year lease expiring in 2005. WillRuss is owned by Russell L. Dobson and his wife. Monthly rent under the lease is approximately $23,000, or $.93 per square foot. The Company believes that the terms of this lease are no less favorable to the Company than could be obtained in a lease from an unrelated party. In August 1995, the Company loaned WillRuss $60,000, which was paid in full in September 1995, together with interest at an annual rate of 10%.

    The Company made a $300,000 home mortgage loan to G. Edward Evans in February 1997 in connection with his employment. See "Employment Agreements" in
Item 11. Executive Compensation.

The loan is payable in 60 monthly installments of $1,400, including interest at the annual rate of 4%, with the balance due at maturity in February 2002.

    In 1995, the Company bought 75,000 shares of common shares of Zenex for $75,000 and 400,000 shares of Zenex preferred stock for $400,000, and received an option to purchase additional shares of Zenex common stock. In early 1996, the Company purchased an additional 275,000 shares of Zenex preferred stock for $275,000. In October 1996, Zenex redeemed all shares of Zenex preferred stock held by the Company and purchased the Company's option for an aggregate of $825,000. At the same time, the Company sold 30,000 shares of Zenex common stock to an unrelated party for $142,000. In July 1997, the Company purchased 30,000 shares of Zenex common stock for $150,000 and resold the shares in November 1997 to Everett R. Dobson at a price equal to the Company's cost. In September 1997, the Company purchased a loan for $263,882 made by a bank to Zenex and resold such loan to Everett R. Dobson in November 1997 at a price equal to the Company's cost plus accrued interest. Everett R. Dobson, an executive officer, director and principal shareholder of the Company, was a director of Zenex from August 1995 to September 1997.

    In January 1998, a subsidiary of the Company purchased contractual rights, information data and other rights with respect to certain of Zenex's long distance customers located in areas served by Telco for $105,000. In addition, in January 1998, the Company entered into a non-binding letter of intent with Zenex to purchase contractual rights, information data and other rights with respect to its commercial long distance resale customers in Oklahoma for $5.8 million, subject to adjustment. Even though the letter of intent with respect to the Zenex purchase has expired, negotiations are continuing. Under the Zenex letter of intent, the Company will pay $225,000 of the purchase price by transferring to Zenex all 45,000 shares of Zenex common stock held by the Company. As part of the Zenex transaction, Zenex will purchase all shares of Zenex stock held by Everett R. Dobson for $150,000 and will pay the balance (approximately $264,000 plus accrued interest) of the Zenex bank loan held by Everett R. Dobson. The purchase of assets from Zenex and the related transactions are subject to the negotiation and execution of a definitive agreement and other customary closing conditions.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1) The following financial statements of Dobson Communications Corporation are included in Item 8:

           Consolidated Balance Sheets as of December 31, 1997 and 1996.

           Consolidated Statements of Operations for the years ended December 31, 1997, 1996, and 1995.

           Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996, and 1995.

           Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995.

           Notes to Consolidated Financial Statements.

    (2) Allowance for losses

    All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

                                                                     SCHEDULE II

                         DOBSON COMMUNICATIONS CORPORATION
                    SCHEDULE OF VALUATION ALLOWANCE ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                        BALANCE AT   CHARGED TO
                                                         BEGINNING   COSTS AND               BALANCE AT
                                                          OF YEAR     EXPENSES   DEDUCTIONS  END OF YEAR
                                                        -----------  ----------  ----------  -----------
Allowance for Doubtful Accounts Receivable:
1997..................................................     339,144    1,577,310   1,267,535     648,919
1996..................................................      41,425      700,178     402,459     339,144
1995..................................................      33,203      266,081     257,859      41,425

    Allowance for doubtful accounts are deducted from accounts receivable in the balance sheet.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of

Dobson Communications Corporation:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Dobson Communications Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated March 26, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on Page 79, Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying the the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,
March 26, 1998

    (3)  Exhibits.

    2.1    Asset Purchase Agreement dated as of November 19, 1996 as amended by
           Amendment No. 1 thereto effective as of January 17, 1997 and Amendment
           No. 2 thereto dated February 6, 1997, among Horizon Cellular Telephone
           Company of Hagerstown L.P., Cumberland Cellular Partnership and Dobson
           Cellular of Maryland, Inc., and Dobson Operating Company. (1) [10.5.1]

    2.2    Asset Purchase Agreement dated September 25, 1996 among Maryland
           Wireless Communications L.P., Wendy C. Coleman, Dobson Cellular of
           Maryland, Inc. and Dobson Operating Company. (1) [10.5.2]

    2.3    Purchase Agreement dated February 28, 1997 among Aztel, Inc. Gila River
           Telecommunications, Inc., US West New Vector Group, Inc., Tohono
           O'odham Utility Authority and Dobson Cellular of Arizona, Inc. (1)
           [10.5.3]

    2.3.1  First Amendment to Purchase Agreement dated August 29, 1997. (4)
           [2.1.1]

    2.4    Stock Purchase Agreement dated September 30, 1997 among Dobson
           Operating Company, Associated TTI Limited Partnership and Hinton CATV relating to the Company's purchase of the ATTI stock. (4) [2.2]

    2.5    Asset Purchase Agreement dated October 9, 1997 between Texas 16
           Cellular Telephone Company and Dobson Cellular of Texas, Inc. (5) [2.1]

    2.6.1  Stock Purchase Agreement dated November 17, 1997 as amended by
           Amendment No. 1 thereto effective as of March 18, 1998 between Cellular
           2000 Telephone Co. and its shareholders listed therein and Dobson
           Cellular of California, Inc.

    2.6.2  Stock Purchase Agreement dated March 19, 1998 between RSA 339, Inc. and
           AT&T Wireless Services, Inc. and Dobson Cellular of California, Inc.

    2.7    Stock Purchase Agreement dated March 24, 1998 between Santa Cruz
           Cellular Telephone, Inc. and its shareholders and optionholders listed therein and Dobson Cellular of California, Inc.

    2.8    Reserved

    3.1    Registrant's Amended and Restated Certificate of Incorporation.

    3.2    Registrant's Bylaws. (1) [3.2]

    4.1    Reserved

    4.2    Reserved

    4.3    Reserved

    4.4    Reserved

    4.5    Telephone Loan Contract dated as of November 7, 1958 between Dobson
           Telephone Company, Inc. and United States of America.(1) [4.2]

    4.6    Telephone Loan Contract dated as of March 19, 1956 between McLoud
           Telephone Company and United States of America. (1) [4.3]

    4.7    Telephone Loan Contract dated as of January 15, 1993 between Dobson
           Telephone Company, Inc., Rural Telephone Bank and United States of
           America. (1) [4.4]

    4.8 Restated Mortgage, Security Agreement and Financing Statement dated as of May 15, 1993 between Dobson Telephone Company and United States of
           America. (1) [4.5]

    4.9 Indenture dated as of February 28, 1997 between the Registrant, as Issuer, and United States Trust Company of New York, as Trustee. (1)
           [4.6]

    4.10   Escrow and Security Agreement dated February 28, 1997 among the
           Registrant as Pledgor, and Morgan Stanley & Co. Incorporated, Alex.
           Brown & Sons Incorporated, First Union Capital Markets, and NationsBanc
           Capital Markets, Inc., as Placement Agents, and United States Trust
           Company of New York, as Trustee. (1) [4.9]

    4.11   Registration Rights Agreement dated January 16, 1998 between the
           Registrant and Morgan Stanley & Co. Incorporated, Merrill Lynch,
           Pierce, Fenner & Smith Incorporated and NationsBanc Montgomery
           Securities LLC.

    4.12   Agreement to furnish unfiled debt instruments.

    4.13   Securities Purchase Agreement dated as of March 19, 1996, as amended by
           Amendment No. 1 thereto dated as of February 25, 1997, among
           Registrant, Dobson Operating Company, Fleet Equity Partners VI, L.P.,
           Fleet Venture Resources, Inc., and Kennedy Plaza Partners. (1) [10.6.1 and 10.6.2]

    4.14   Shareholders' Agreement dated as of February 26, 1997 between the
           Registrant and its shareholders. (1) [10.6.3]

    4.15   Option Agreement dated as of March 19, 1996 among Dobson Operating
           Company, Kennedy Plaza Partners, Fleet Venture Resources, Inc. and
           Fleet Equity Partners VI, L.P. (1) [10.6.4]

   10.1*   Registrant's 1996 Stock Option Plan. (1) [10.1]

   10.2.1 Promissory Note dated February 10, 1997 of G. Edward Evans in the amount of $300,000 in favor of Western Financial Services Corp. (1)

   10.2.2  Lease Agreement dated July 17, 1995 between WillRuss Limited Liability
           Company and Western Financial Services Corp. (1) [10.2.7]

   10.2.3  Stock Purchase Agreement dated September 30, 1997 among Dobson
           Operating Company, Associated TTI Limited Partnership and Hinton CATV
           Company, Inc. Filed herewith as Exhibit 2.4.

  10.3.1* Letter dated December 26, 1996 from Registrant to G. Edward Evans describing employment arrangement. (1) [10.3.1]

  10.3.2* Letter dated June 3, 1996 from Registrant to Bruce R. Knooihuizen describing employment arrangement. (1) [10.3.2]

  10.3.3*  Letter dated October 15, 1996 from Fleet Equity Partners to Justin L.
           Jaschke regarding director compensation. (1) [10.3.3]

  10.3.4*  Letter dated September 16, 1997 from Registrant to William J. Hoffman,
           Jr. describing employment arrangement.

  10.3.5* Letter dated October 28, 1997 from Registrant to R. Thomas Morgan describing employment arrangement.

   10.4.1  Agreement for DS-3 service dated December 16, 1993 between Dobson Fiber
           Company and NTS Communications, Inc. and Addendum thereto dated June 1,
           1994. (1) [10.4.1]

   10.4.2  North American Cellular Network Services Agreement dated August 26,
           1992 between North American Cellular Network, Inc. and Dobson Cellular,
           Inc. (1) [10.4.2]

   10.4.3  Trademark Sublicense Agreement dated February 28, 1997 between WMC
           Partners L.P. and Dobson Cellular of Arizona, Inc. (1) [10.4.3]

   10.4.4  Affiliation Agreement dated February 28, 1997 among Registrant, Dobson
           Cellular of Arizona, Inc. and WMC Partners, L.P. (1) [10.4.4]

   10.4.5  Form of Cellular One License Agreements dated February 25, 1997 between
           Cellular One Group and Dobson Cellular of Enid, Inc., Dobson Cellular of Woodward, Inc. and Dobson Cellular of Kansas/Missouri, Inc. (1)
           [10.4.5]

   10.4.6  Services Agreement dated September 25, 1996 among Dobson Cellular of
           Maryland, Inc., Maryland Wireless Communications Limited Partnership,
           Wendy Coleman and Washington/Baltimore Cellular One Limited
           Partnership.

   10.4.7  General Purchase Agreement dated January 13, 1998 between Lucent
           Technologies, Inc. and Dobson Cellular Systems.

   10.4.8  Second Amended General Purchase Agreement dated June 24, 1997 between
           Northern Telecom and Dobson Communications Corporation.

   10.4.9  Term Sheet Operating Agreement dated December 4, 1997 between AT&T
           Wireless Services, Inc. and Registrant.

   10.5    Non-Recourse Term Loan Agreement dated September 30, 1997 between the
           Company and Gila River Telecommunications Subsidiary, Inc., as borrower, with respect to $6.1 million loan. (4) [10.7]

   10.6    Second Amended and Restated Partnership Agreement of Gila River
           Cellular General Partnership dated September 30, 1997. (4) [10.8]

   11      Statement regarding computation of earnings per share.

   12      Statement regarding computation of ratios.

   21      Subsidiaries

   27.1    Financial Data Schedule--Fiscal year end 1997

   27.2    Financial Data Schedule--Fiscal year end 1996 (Restated)

   27.3    Financial Data Schedule--First, Second and Third Quarters of 1997
           (Restated)

------------------------

*   Management contract or compensatory plan or arrangement.

(1) Filed as an exhibit to the Company's Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

(3) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

(4) Filed as an exhibit to the Company's Current Report on Form 8-K filed on October 15, 1997 and amended on November 6, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

(5) Filed as an exhibit to the Company's Current Report on Form 8-K filed on February 10, 1998, as the exhibit number indicated in brackets and incorporated by reference herein.

    (b) The Company filed a Current Report on Form 8-K and an Amended Form 8-K during the quarter ended December 31, 1997, which reported the acquisition of a 75% interest in the Arizona 5 Partnership under "Item 2. Acquisition of Assets" and included certain financial information under "Item 7. Financial Statements and Exhibits". The dates of the reports were October 15, 1997 and November 6, 1997, respectively.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DOBSON COMMUNICATIONS CORPORATION

                                By             /s/ EVERETT R. DOBSON
                                     -----------------------------------------
                                                 Everett R. Dobson
                                     CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                                                 EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

          SIGNATURES                      TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board,
    /s/ EVERETT R. DOBSON         President and Chief
------------------------------    Executive Officer           March 31, 1998
      Everett R. Dobson           (principal executive
                                  officer)

                                Vice President and Chief
   /s/ BRUCE R. KNOOIHUIZEN       Financial Officer
------------------------------    (principal financial        March 31, 1998
     Bruce R. Knooihuizen         officer)

    /s/ TRENTON W. LEFORCE      Corporate Controller
------------------------------    (principal accounting       March 31, 1998
      Trenton W. LeForce          officer)

    /s/ STEPHEN T. DOBSON
------------------------------  Secretary/Treasurer,          March 31, 1998
      Stephen T. Dobson           Director

    /s/ RUSSELL L. DOBSON
------------------------------  Director                      March 31, 1998
      Russell L. Dobson

    /s/ JUSTIN L. JASCHKE
------------------------------  Director                      March 31, 1998
      Justin L. Jaschke

   /s/ THADEUS J. MOCARSKI
------------------------------  Director                      March 31, 1998
     Thadeus J. Mocarski

    Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

    The Company has not sent, and does not intend to send, an annual report to security holders covering its last fiscal year, nor has the Company sent a proxy statement, form of proxy or other proxy soliciting material to its security holders with respect to any annual meeting of security holders.

                                 EXHIBIT INDEX

    2.1    Asset Purchase Agreement dated as of November 19, 1996 as amended by Amendment No.
             1 thereto effective as of January 17, 1997 and Amendment No. 2 thereto dated
             February 6, 1997, among Horizon Cellular Telephone Company of Hagerstown L.P.,
             Cumberland Cellular Partnership and Dobson Cellular of Maryland, Inc., and Dobson
             Operating Company. (1) [10.5.1]

    2.2    Asset Purchase Agreement dated September 25, 1996 among Maryland Wireless
             Communications L.P., Wendy C. Coleman, Dobson Cellular of Maryland, Inc. and
             Dobson Operating Company. (1) [10.5.2]

    2.3    Purchase Agreement dated February 28, 1997 among Aztel, Inc. Gila River
             Telecommunications, Inc., US West New Vector Group, Inc., Tohono O'odham Utility
             Authority and Dobson Cellular of Arizona, Inc. (1) [10.5.3]

    2.3.1  First Amendment to Purchase Agreement dated August 29, 1997. (4) [2.1.1]

    2.4    Stock Purchase Agreement dated September 30, 1997 among Dobson Operating Company,
             Associated TTI Limited Partnership and Hinton CATV relating to the Company's purchase of the ATTI stock. (4) [2.2]

    2.5    Asset Purchase Agreement dated October 9, 1997 between Texas 16 Cellular Telephone
             Company and Dobson Cellular of Texas, Inc. (5) [2.1]

    2.6.1  Stock Purchase Agreement dated November 17, 1997 as amended by Amendment No. 1 thereto effective as of March 18, 1998 between Cellular 2000 Telephone Co. and its shareholders listed therein and Dobson Cellular of California, Inc.

    2.6.2  Stock Purchase Agreement dated March 19, 1998 between RSA 339, Inc. and AT&T
             Wireless Services, Inc. and Dobson Cellular of California, Inc.

    2.7    Stock Purchase Agreement dated March 25, 1998 between Santa Cruz Cellular
             Telephone, Inc. and its shareholders and optionholders listed therein and Dobson
             Cellular of California, Inc.

    2.8    Reserved

    3.1    Registrant's Amended and Restated Certificate of Incorporation.

    3.2    Registrant's Bylaws. (1) [3.2]

    4.1    Reserved

    4.2    Reserved

    4.3    Reserved

    4.4    Reserved

    4.5    Telephone Loan Contract dated as of November 7, 1958 between Dobson Telephone
             Company, Inc. and United States of America.(1) [4.2]

    4.6    Telephone Loan Contract dated as of March 19, 1956 between McLoud Telephone Company and United States of America. (1) [4.3]

    4.7    Telephone Loan Contract dated as of January 15, 1993 between Dobson Telephone
             Company, Inc., Rural Telephone Bank and United States of America. (1) [4.4]

    4.8    Restated Mortgage, Security Agreement and Financing Statement dated as of May 15,
             1993 between Dobson Telephone Company and United States of America. (1) [4.5]

    4.9    Indenture dated as of February 28, 1997 between the Registrant, as Issuer, and
             United States Trust Company of New York, as Trustee. (1) [4.6]

    4.10   Escrow and Security Agreement dated February 28, 1997 among the Registrant as
             Pledgor, and Morgan Stanley & Co. Incorporated, Alex. Brown & Sons Incorporated,
             First Union Capital Markets, and NationsBanc Capital Markets, Inc., as Placement
             Agents, and United States Trust Company of New York, as Trustee. (1) [4.9]

    4.11   Registration Rights Agreement dated January 16, 1998 between the Registrant and
             Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith
             Incorporated and NationsBanc Montgomery Securities LLC.

    4.12   Agreement to furnish unfiled debt instruments.

    4.13   Securities Purchase Agreement dated as of March 19, 1996, as amended by Amendment
             No. 1 thereto dated as of February 25, 1997, among Registrant, Dobson Operating
             Company, Fleet Equity Partners VI, L.P., Fleet Venture Resources, Inc., and
             Kennedy Plaza Partners. (1) [10.6.1 and 10.6.2]

    4.14   Shareholders' Agreement dated as of February 26, 1997 between the Registrant and its shareholders. (1) [10.6.3]

    4.15   Option Agreement dated as of March 19, 1996 among Dobson Operating Company, Kennedy
             Plaza Partners, Fleet Venture Resources, Inc. and Fleet Equity Partners VI, L.P.
             (1) [10.6.4]

   10.1*   Registrant's 1996 Stock Option Plan. (1) [10.1]

   10.2.1  Promissory Note dated February 10, 1997 of G. Edward Evans in the amount of
             $300,000 in favor of Western Financial Services Corp. (1) [10.2.1]

   10.2.2  Lease Agreement dated July 17, 1995 between WillRuss Limited Liability Company and
             Western Financial Services Corp. (1) [10.2.7]

   10.2.3  Stock Purchase Agreement dated September 30, 1997 among Dobson Operating Company,
             Associated TTI Limited Partnership and Hinton CATV Company, Inc. Filed herewith as Exhibit 2.4.

  10.3.1*  Letter dated December 26, 1996 from Registrant to G. Edward Evans describing employment arrangement. (1) [10.3.1]

  10.3.2*  Letter dated June 3, 1996 from Registrant to Bruce R. Knooihuizen describing employment arrangement. (1) [10.3.2]

  10.3.3*  Letter dated October 15, 1996 from Fleet Equity Partners to Justin L. Jaschke regarding director compensation. (1) [10.3.3]

  10.3.4*  Letter dated September 16, 1997 from Registrant to William J. Hoffman, Jr.
             describing employment arrangement.

  10.3.5*  Letter dated October 28, 1997 from Registrant to R. Thomas Morgan describing employment arrangement.

   10.4.1  Agreement for DS-3 service dated December 16, 1993 between Dobson Fiber Company and
             NTS Communications, Inc. and Addendum thereto dated June 1, 1994. (1) [10.4.1]

   10.4.2  North American Cellular Network Services Agreement dated August 26, 1992 between
             North American Cellular Network, Inc. and Dobson Cellular, Inc. (1) [10.4.2]

   10.4.3  Trademark Sublicense Agreement dated February 28, 1997 between WMC Partners L.P.
             and Dobson Cellular of Arizona, Inc. (1) [10.4.3]

   10.4.4  Affiliation Agreement dated February 28, 1997 among Registrant, Dobson Cellular of
             Arizona, Inc. and WMC Partners, L.P. (1) [10.4.4]

   10.4.5  Form of Cellular One License Agreements dated February 25, 1997 between Cellular
             One Group and Dobson Cellular of Enid, Inc., Dobson Cellular of Woodward, Inc.
             and Dobson Cellular of Kansas/Missouri, Inc. (1) [10.4.5]

   10.4.6  Services Agreement dated September 25, 1996 among Dobson Cellular of Maryland,
             Inc., Maryland Wireless Communications Limited Partnership, Wendy Coleman and
             Washington/ Baltimore Cellular One Limited Partnership.

   10.4.7  General Purchase Agreement dated January 13, 1998 between Lucent Technologies, Inc.
             and Dobson Cellular Systems.

   10.4.8  Second Amended General Purchase Agreement dated June 24, 1997 between Northern
             Telecom and Dobson Communications Corporation.

   10.4.9  Term Sheet Operating Agreement dated December 4, 1997 between AT&T Wireless
             Services, Inc. and Registrant.

   10.5    Non-Recourse Term Loan Agreement dated September 30, 1997 between the Company and
             Gila River Telecommunications Subsidiary, Inc., as borrower, with respect to $6.1 million loan. (4) [10.7]

   10.6    Second Amended and Restated Partnership Agreement of Gila River Cellular General
             Partnership dated September 30, 1997. (4) [10.8]

   11      Statement regarding computation of earnings per share.

   12      Statement regarding computation of ratios.

   21      Subsidiaries

   27.1    Financial Data Schedule- Fiscal year end 1997

   27.2    Financial Data Schedule- Fiscal year end 1996 (Restated)

   27.3    Financial Data Schedule- First, Second and Third Quarters of 1997 (Restated)

------------------------

*   Management contract or compensatory plan or arrangement.

[1] Filed as an exhibit to the Company's Registration Statement of Form S-4
    (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

[2] Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

[3] Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

[4] Filed as an exhibit to the Company's Current Report on Form 8-K filed on October 15, 1997 and amended on November 6, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

[5] Filed as an exhibit to the Company's Current Report on Form 8-K filed on February 10, 1998, as the exhibit number indicated in brackets and incorporated by reference herein.