Form 10-Q
period 1998-03-31
DOBSON COMMUNICATIONS CORP
filed 1998-05-15
CIK 1035985

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 1998

 [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ________ to __________

                       Commission File No. 333-23769


                        DOBSON COMMUNICATIONS CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          OKLAHOMA                                    73-1110531
-------------------------------                   -------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

13439 North Broadway Extension
Suite 200
Oklahoma City, Oklahoma                                  73114
----------------------------------------          -------------------
(Address of principal executive offices)          (Zip Code)


                             (405) 391-8500
           ----------------------------------------------------
           (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES   X        NO
                              ---

     At May 8, 1998, there were 473,152 shares of the registrant's $1.00 par value Class A Common Stock outstanding.

                     DOBSON COMMUNICATIONS CORPORATION

                            Index to Form 10-Q

                      PART I.  FINANCIAL INFORMATION

                                                                              Page
                                                                              ----
Item 1.   Condensed Consolidated Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets as of March 31, 1998 and
          December 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . .    3

          Condensed Consolidated Statements of Operations for the Three
          Months Ended March 31, 1998 and 1997 . . . . . . . . . . . . . . .    5

          Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1998 and 1997 . . . . . . . . . . . .    6

          Notes to Condensed Consolidated Financial Statements . . . . . . .    7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . . .   13

Item 3.   Quantitative and Qualitative Disclosure about Market Risk. . . . .   21

                        PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .   21

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . . .   21

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . .   21

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . .   21

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . .   21

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .   21

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

              DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (Unaudited)

ASSETS                                         March 31,      December 31,
                                                 1998             1997
                                             ------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents                  $  7,602,320     $  3,006,668
  Restricted cash and investments              18,034,596       17,561,231
  Accounts receivable, net                     21,331,588       15,795,919
  Receivables - affiliates                        629,252          633,146
  Other current assets                          4,169,353        4,793,398
                                             ------------     ------------
    Total current assets                       51,767,109       41,790,362
                                             ------------     ------------
PROPERTY, PLANT AND EQUIPMENT, net             89,659,621       88,350,278
                                             ------------     ------------
OTHER ASSETS:
  Receivables - affiliates                      6,231,075        6,381,389
  Restricted investments                        9,216,202        9,216,202
  Excess purchase price over book value
   of assets acquired, net                      2,652,393        2,676,203
  Cellular license acquisition costs, net     255,902,436      206,694,474
  Deferred costs, net                          18,214,458       11,012,755
  Other intangibles, net                        9,198,116        9,328,031
  Investments in unconsolidated
   subsidiaries and other                      11,818,415        7,764,566
                                             ------------     ------------
    Total other assets                        313,233,095      253,073,620
                                             ------------     ------------
      Total assets                           $454,659,825     $383,214,260
                                             ------------     ------------
                                             ------------     ------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

             DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                (Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT                   March 31,      December 31,
                                                          1998             1997
                                                      ------------     ------------
CURRENT LIABILITIES:
  Accounts payable                                    $ 12,430,680     $ 12,839,605
  Accrued expenses                                      10,507,550        7,845,401
  Accrued dividends payable                              5,911,044        1,595,238
  Current portion of long-term debt                      1,198,214        1,140,824
  Deferred revenue and customer deposits                 2,139,996        2,046,956
                                                      ------------     ------------
    Total current liabilities                           32,187,484       25,468,024

LONG-TERM DEBT, net of current portion                 269,221,068      363,068,594
DEFERRED CREDITS                                         1,467,793        2,872,817
MINORITY INTERESTS                                      17,415,833       16,954,165
SENIOR EXCHANGEABLE PREFERRED STOCK                    175,000,000                -
CLASS B CONVERTIBLE PREFERRED STOCK                     10,000,000       10,000,000
CLASS C PREFERRED STOCK                                  1,623,329        1,623,329
STOCKHOLDERS' DEFICIT:
  Class A Preferred Stock                                  100,000          100,000
  Class A Common Stock, $1 par value 1,000,000
   shares authorized and 473,152 shares issued
   and outstanding                                         473,152          473,152
  Paid-in capital                                        5,508,285        5,508,285
  Retained deficit                                     (46,324,119)     (30,841,106)
                                                      ------------     ------------
                                                       (40,242,682)     (24,759,669)
Less-
Class A Preferred Stock owned by Dobson Telephone         (100,000)        (100,000)
Class A Common Stock held in treasury, at cost         (11,913,000)     (11,913,000)
                                                      ------------     ------------
    Total stockholders' deficit                        (52,255,682)     (36,772,669)
                                                      ------------     ------------
    Total liabilities and stockholders' deficit       $454,659,825     $383,214,260
                                                      ------------     ------------
                                                      ------------     ------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

              DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                          Three months ended
                                                               March 31,
                                                         1998            1997
                                                     ------------     -----------
OPERATING REVENUES:
  Wireless revenue                                   $ 22,674,303     $ 9,796,562
  Wireline revenue                                      4,854,268       4,376,440
  Other                                                     9,027         170,328
                                                     ------------     -----------
    Total operating revenues                           27,537,598      14,343,330
                                                     ------------     -----------

OPERATING EXPENSES:
  Wireless cost of service                              6,006,033       2,603,457
  Wireline cost of service                              1,491,085         655,594
  Marketing and selling                                 5,658,589       1,577,256
  General and administrative                            6,334,723       3,911,496
  Depreciation and amortization                         8,014,314       3,596,012
                                                     ------------     -----------
    Total operating expenses                           27,504,744      12,343,815
                                                     ------------     -----------
OPERATING INCOME(LOSS):                                    32,854       1,999,515
OTHER INCOME (EXPENSE):
  Interest income                                       1,933,444         248,751
  Interest expense                                     (9,088,435)     (3,901,925)
  Other                                                    75,813          21,990
                                                     ------------     -----------
    Total other expense, net                           (7,079,178)     (3,631,184)

LOSS BEFORE MINORITY INTERESTS IN INCOME OF
 SUBSIDIARIES, INCOME TAXES, EXTRAORDINARY
 ITEMS AND CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                  (7,046,324)     (1,631,669)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES             (632,044)       (242,738)
                                                     ------------     -----------
LOSS BEFORE INCOME TAXES, EXTRAORDINARY ITEMS
 AND CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                  (7,678,368)     (1,874,407)
INCOME TAX BENEFIT                                        463,000          74,976
                                                     ------------     -----------
LOSS BEFORE EXTRAORDINARY ITEMS AND
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                  (7,215,368)     (1,799,431)
EXTRAORDINARY EXPENSE, net of income tax
 benefit of $196,000 in 1998 and $93,887 in 1997       (3,118,439)     (2,403,711)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE, net of income tax benefit of
 $450,000 in 1998                                        (712,629)          -
                                                     ------------     -----------
NET LOSS                                              (11,046,436)     (4,203,142)
DIVIDENDS ON PREFERRED STOCK                           (4,436,577)       (199,056)
                                                     ------------     -----------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS           $(15,483,013)    $(4,402,198)
                                                     ------------     -----------
                                                     ------------     -----------
BASIC NET LOSS APPLICABLE TO COMMON
 STOCKHOLDERS PER COMMON SHARE
  Before extraordinary expense and
   cumulative effect of change in
   accounting principle                                    (24.62)          (4.22)
  Extraordinary expense                                     (6.59)
  Cumulative effect of change in
   accounting principle                                     (1.51)          (5.08)
                                                     ------------     -----------
BASIC NET LOSS APPLICABLE TO COMMON
 STOCKHOLDERS PER COMMON SHARE                       $     (32.72)    $     (9.30)
                                                     ------------     -----------
                                                     ------------     -----------
BASIC WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                              473,152         473,152
                                                     ------------     -----------
                                                     ------------     -----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                                                                Three months ended March 31,
                                                              ---------------------------------
                                                                  1998                 1997
                                                              -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $ (11,046,436)      $  (4,203,142)
  Adjustments to reconcile net loss to net cash
   provided by operating activities-
    Depreciation and amortization                                 8,014,314           3,596,012
    Amortization of bond premium and financing cost                 475,694               -
    Deferred income taxes and investment tax
     credits, net                                                (1,405,024)             18,426
    Loss on disposition of assets                                       751               -
    Extraordinary loss on financing cost                          3,314,439           2,497,598
    Cumulative effect of change in accounting
     principle                                                    1,162,629               -
    Minority interests in income of subsidiaries                    632,044             253,421
  Changes in current assets and liabilities-
    Accounts receivable                                          (2,631,621)           (313,776)
    Other current assets                                            496,120           1,506,386
    Accounts payable                                               (477,916)          1,413,091
    Accrued expenses                                              2,606,181           1,575,437
    Deferred revenue and customer deposits                           81,039
                                                              -------------       -------------
      Net cash provided by operating activities                   1,222,214           6,343,453
                                                              -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                           (3,866,182)         (2,363,168)
  Acquisitions of selected cellular systems                     (54,313,226)       (145,706,412)
  Customer lists                                                   (125,417)         (5,106,640)
  Decrease (increase) in receivables - affiliate                    154,208             225,152
  Acquisition escrow deposit                                     (6,026,755)          1,583,706
  Investments in unconsolidated subsidiaries and
   other                                                         (1,148,887)           (532,610)
  Proceeds on sale of assets                                          6,700               -
                                                              -------------       -------------
      Net cash used in investing activities                     (65,319,559)       (151,899,972)
                                                              -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                   78,000,000         205,250,000
  Repayments of long-term debt                                 (171,790,136)           (265,524)
  Cash dividends                                                      -              (7,832,676)
  Issuance of preferred stock                                   175,000,000               -
  Purchase of restricted investments                                  -             (38,639,295)
  Interest from restricted investments                             (473,365)              -
  Deferred financing costs                                      (12,043,502)         (9,123,128)
                                                              -------------       -------------
      Net cash provided by financing activities                  68,692,997         146,891,779
                                                              -------------       -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                         4,595,652           1,335,260

CASH AND CASH EQUIVALENTS, beginning of period                    3,006,668           1,609,221
                                                              -------------       -------------
CASH AND CASH EQUIVALENTS, end of period                      $   7,602,320       $   2,944,481
                                                              -------------       -------------
                                                              -------------       -------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   March 31, 1998
                                    (Unaudited)

The condensed consolidated balance sheets of Dobson Communications Corporation ("DCC") and subsidiaries (collectively with DCC, "the Company") as of March 31, 1998 and December 31, 1997, the condensed consolidated statements of operations for the three months ended March 31, 1998 and 1997, the condensed consolidated statement of stockholders' deficit for the three months ended March 31, 1998, and the condensed consolidated statements of cash flows for the three months ended March 31, 1998 and 1997 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

The condensed balance sheet data at December 31, 1997 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements presented herein should be read in connection with the Company's December 31, 1997 consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

1. ORGANIZATION

The Company was organized in 1936 as Dobson Telephone Company and adopted its current organizational structure in 1998. The Company operates in two business segments: wireless and wireline.

1997 REORGANIZATION

DCC was incorporated as an Oklahoma corporation in February 1997. Under an Agreement and Plan of Reorganization effective February 28, 1997 ("1997 Reorganization"). Under this plan, DCC acquired all of the outstanding Class A Common Stock, Class C Common Stock and Class B Convertible Preferred Stock of Dobson Operating Company ("DOC"). In exchange, the holders of the Class A Common Stock and Class B Convertible Preferred Stock of DOC received equivalent shares of stock of DCC. The holders of Class C Common Stock received 100,000 shares of Class A Preferred Stock of DCC. In addition, DCC assumed all DOC outstanding stock options, substituting shares of DCC Class B Common Stock for the DOC stock subject to options. As a result of the 1997 Reorganization, DCC became the parent company of DOC and the stock of certain subsidiaries of DOC was distributed to DCC.

1998 REORGANIZATION

In conjunction with the January, 1998 issuance of 175,000 shares of 12.25% Senior Exchangeable Preferred Stock mandatorily redeemable in 2008 (see Note 4), the Company formed three new subsidiaries: Dobson Cellular Operating

Company ("DCOC"), DOC Cellular Subsidiary Company ("DOC Cellular Subsidiary") and Dobson Wireline Company ("DWC") (collectively, the "1998 Reorganization"). DCOC was created as the holding company for subsidiaries formed to effect certain cellular acquisitions. DCOC has been designated an unrestricted subsidiary under the Senior Note Indenture which covers the Senior Notes discussed in Note 3. DOC Cellular Subsidiary was created as the holding company for the then existing cellular subsidiaries. DWC was created as the holding company for the Company's ILEC, fiber and CLEC operations. DWC was designated an unrestricted subsidiary under the Senior Note Indenture and the Certificate of Designation establishing the Senior Exchangeable Preferred Stock.

2. ACQUISITIONS OF SELECTED CELLULAR SYSTEMS

RECENT ACQUISITIONS

On January 26, 1998, the Company purchased the FCC cellular license for, and certain assets relating to, the Texas RSA 16 for $56.6 million. The property is located in south-central Texas in an area bordered by Austin, Houston and San Antonio.

On October 1, 1997, the Company purchased for $39.8 million a 75% interest in the Gila River Cellular General Partnership (the "Arizona 5 Partnership"), which owns the cellular license for Arizona RSA 5 as well as the associated tangible operating assets. Certain affiliates of the Company indirectly owned a 20.6% interest in the Arizona 5 Partnership and received approximately $9.5 million in connection with the acquisition. In addition, the Company loaned $5.2 million to the current partner which acquired the remaining 25% interest in the Arizona 5 Partnership.

On March 3, 1997, the Company purchased the FCC cellular license for, and certain assets relating to Maryland RSA 2 for $75.8 million. The property is located to the east of the Washington/Baltimore metropolitan area. This acquisition and the one completed on February 28, 1997 are referred to together as the "Maryland/Pennsylvania Acquisition".

On February 28, 1997, the Company purchased the FCC cellular licenses for, and certain assets relating to two MSAs and two RSAs located in Maryland and Pennsylvania for $77.6 million. The properties are located immediately outside the Washington/Baltimore metropolitan area.

The acquisition transactions were accounted for as purchases and, accordingly, their results of operations have been included in the accompanying consolidated statements of operations from the respective dates of acquisition. The unaudited pro forma information set forth below includes the 1998 acquisitions and 1997 acquisitions accounted for as if the purchases occurred at the beginning of the respective periods presented. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time:

                                                        Three Months
                                                       Ended March 31,
                                                ---------------------------
                                                    1998           1997
                                                ------------    -----------
                                                        (Unaudited)
          Operating revenue                    $ 28,853,777     $24,718,829
          Loss before
           extraordinary items and
           cumulative effect of
           change in accounting
           principle                             (7,548,167)     (4,741,260)

          Net loss                              (10,916,236)     (7,312,733)
          Net loss applicable
           to common stockholders               (15,352,813)     (7,511,789)
          Basic net loss applicable
           to common stockholders
           per common share                          (32.45)         (15.88)

PENDING ACQUISITIONS

On May 6, 1998, the Company entered into a definitive agreement to purchase the cellular license for, and certain assets relating to, the California 7 RSA for $21.0 million. California 7 is located in the Imperial Valley south of San Diego.

On April 1, 1998 the Company acquired for $90.9 million all of the capital stock of the corporations that own the Cellular 2000 Partnership (the "California 4 Partnership"). The Partnership owns the cellular license and system for the California 4 RSA. California 4 is located in northern California between Fresno and Modesto.

On March 26, 1998, the Company entered into a definitive agreement to purchase the common stock of American Telco, Inc. ("ATI") for approximately $130 million. ATI is based in Houston, TX and provides telecommunications services to customers in five major Texas markets, including Houston, Dallas, Fort Worth, San Antonio and Austin.

On March 25, 1998, the Company entered into a definitive agreement to purchase approximately 70% of the outstanding stock of the corporation that owns the FCC cellular licenses for, and certain assets relating to, the Santa Cruz, CA MSA for $25.2 million, subject to adjustment. The property is adjacent to California RSA 4 and is located southwest of San Jose and north of the Monterey Peninsula, on California's Pacific coastline. Management of the Company anticipates the transaction will close late in the second quarter of 1998.

3. LONG-TERM DEBT

The Company's long-term debt consists of the following:

                                           March 31,       December 31,
                                             1998              1997
                                         ------------      ------------
Revolving credit facility                $ 78,000,000      $171,513,855
Senior Notes                              160,000,000       160,000,000
Mortgage notes payable                     28,363,078        28,639,359
Other notes payable                         4,056,204         4,056,204
                                         ------------      ------------
Total debt                                270,419,282       364,209,418
Less- Current maturities                    1,198,214         1,140,824
                                         ------------      ------------
     Total long-term debt                $269,221,068      $363,068,594
                                         ------------      ------------
                                         ------------      ------------

REVOLVING CREDIT FACILITY

On March 25, 1998, the Company's subsidiary, DCOC, established a $200 million senior secured credit facility (the "DCOC Credit Facility"). DCOC's obligations under the DCOC Credit Facility are secured by all current and future assets of DCOC, including the Texas 16 and California 4 assets and assets acquired in future wireless acquisitions. The Company's subsidiary, DOC, also established a $250 million senior secured credit facility (the "Amended Bank Facility") to replace the existing revolving credit facility established on February 28, 1997 and discussed below. The Amended Bank Facility continues to be secured by all of DOC's stock and the stock or partnership interests of its restricted subsidiaries and all assets of DOC and its restricted subsidiaries. The DCOC Credit Facility and the Amended Bank Facility require the Company to maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding the Company's ability to meet its debt service obligations. Interest on borrowings under the new credit agreements accrue at variable rates (weighted average rate of 7.19% at March 31, 1998). Initial proceeds were used primarily to refinance existing indebtedness and finance the 1998 acquisitions described above. The Company expects to use the remaining availability to finance capital expenditures, consummate future acquisitions and fund general corporate operations. The facilities will terminate in 2006.

In connection with the closing of the Amended Bank Facility, the Company extinguished its then existing credit facility and recognized a pretax loss of approximately $3.3 million as a result of writing off previously capitalized financing costs associated with the revolving credit facility. Such amount is included in the Company's condensed consolidated statement of operations, net of tax, for the three months ended March 31, 1998 as an extraordinary expense.

In April 1997, the Company entered into an interest rate hedge agreement to hedge the Company's interest expense on its indebtedness under the revolving credit facility. The existing hedge agreement continues to be in effect for both the DCOC Credit Facility and the Amended Bank Facility. The agreement provides for a rate cap of 8% plus a factor, based on the Company's leverage ratio (cap at March 31, 1998 was 9.625%), terminating on the earlier of April 24, 2000 or the date an option to enter into an interest rate swap transaction is exercised by the counterparty. Under the swap agreement, the interest rate would be fixed at 6.13% plus the factor used to determine the rate cap or a floating LIBOR rate, terminating on April 24, 2002. The Company accounts for this as a hedge.

On February 28, 1997, the Company's bank credit agreement was amended and restated to provide the Company with a $200 million revolving credit agreement facility maturing in 2005. Interest on borrowings under the new credit agreement accrued at a variable rate. Initial proceeds were used to refinance existing indebtedness, finance the February and March 1997 acquisitions described above and for general corporate purposes, including $7.5 million to pay a dividend to holders of its Class A Common Stock. In connection with the closing of the revolving credit facility, the Company extinguished its then existing credit facility, and recognized a pretax loss of approximately $2.5 million as a result of writing off previously capitalized financing costs associated with the old revolving credit facility. This loss has been reflected as an extraordinary item, net of tax, in the Company's condensed consolidated statement of operations for the three months ended March 31, 1997.

SENIOR NOTES

On February 28, 1997, the Company issued $160 million of 11.75% Senior Notes maturing in 2007. The net proceeds were used to finance the Maryland/Pennsylvania Acquisition described above and to purchase securities pledged to secure payment of the first four semi-annual interest payments on the notes, which began on October 15, 1997. The pledged securities are reflected as restricted cash and investments in the Company's balance sheet. The senior notes are redeemable at the option of the Company in whole or in part, on or after April 15, 2002, initially at 105.875%. Prior to April 15, 2000, the Company may redeem up to 35% of the principal amount of the senior notes at 111.750% with proceeds from sales of stock, provided that after any such redemption at least $104 million remains outstanding.

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

5. RESTRICTED CASH AND INVESTMENTS

Restricted cash and investments consist of an interest pledge deposit of approximately $27.3 million.

6. TAXES

The income tax benefit for the three months ended March 31, 1998 and 1997 differ from amounts computed at the statutory rate due primarily to net operating losses for which no benefit has been recognized.

7. EARNINGS PER COMMON SHARE

Basic loss per common share is computed by the weighted average number of shares of common stock outstanding during the year. Diluted net loss per common share has been omitted because the impact of stock options and convertible preferred stock on the Company's net loss per common share is anti-dillutive.

8. RECENT PRONOUNCEMENTS

In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," effective for fiscal years beginning after December 15, 1998, with earlier application encouraged. The Company adopted SOP 98-5 as of January 1, 1998.
SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company has recognized a pretax loss of approximately $1.2 million as a result of adopting this SOP. This loss has been reflected as a cumulative effect of change in accounting principle, net of tax, in the accompanying condensed consolidated statement of operations.

9. REPORT OF BUSINESS SEGMENTS

The Company operates in two reportable segments: Wireless Telecommunications and Wireline Telecommunications. These segments are strategic business units that offer different products and services. The segments are managed separately because each business requires different technology and marketing strategies. The Company evaluates and measures performance of each segment based on operating cash flow. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. The Company allocates corporate overhead, income taxes, interest expense and amortization of deferred financing costs to each segment. A summary of the Company's operations by segment is as follows:

                                                              Three months ended
                                                                   March 31,
                                                            1998             1997
                                                         -----------     -----------
OPERATING INFORMATION:
  Operating revenue-
    Wireless Telecommunications
      External . . . . . . . . . . . . . . . . . . . .   $22,674,303     $ 9,796,562
    Wireline Telecommunications
      External . . . . . . . . . . . . . . . . . . . .     4,854,268       4,384,648
      Intersegment . . . . . . . . . . . . . . . . . .       470,000         467,594
    Other (1)
      External . . . . . . . . . . . . . . . . . . . .         9,027         162,120
      Intersegment . . . . . . . . . . . . . . . . . .       349,104         922,936
    Intersegment revenue . . . . . . . . . . . . . . .      (819,104)     (1,390,530)
                                                         -----------     -----------
      Total operating revenue. . . . . . . . . . . . .    27,537,598      14,343,330

  Income (loss) before income taxes,
   extraordinary items and cumulative
   effect of change in accounting principle-
    Wireless Telecommunications. . . . . . . . . . . .   $(6,803,173)    $(2,197,232)
    Wireline Telecommunications. . . . . . . . . . . .    (1,670,132)        530,941
    Other. . . . . . . . . . . . . . . . . . . . . . .       794,937        (208,116)
                                                         -----------     -----------
      Total income (loss) before income taxes,
       extraordinary items and cumulative effect
       of change in accounting principle . . . . . . .   $(7,678,368)    $(1,874,407)
                                                         -----------     -----------
                                                         -----------     -----------

                                                           March 31,      December 31,
                                                              1998            1997
                                                         -------------    -------------
INVESTMENT INFORMATION:
  Segment assets-
    Wireless Telecommunications. . . . . . . . . . . .   $ 350,563,223    $ 299,223,415
    Wireline Telecommunications. . . . . . . . . . . .      53,376,311       56,905,807
    Other unallocated assets (2) . . . . . . . . . . .     405,458,344      333,055,938
    Intersegment receivables . . . . . . . . . . . . .    (354,738,053)    (305,970,900)
                                                         -------------    -------------
      Total segment assets . . . . . . . . . . . . . .   $ 454,659,825    $ 383,214,260

-------------
(1) Revenue from segments below the quantitative thresholds are attributable to two entities of the Company. Those entities include a small finance and leasing company and a corporate holding company.

(2) Other unallocated assets primarily consist of corporate receivables from subsidiaries, restricted cash and investments (see Note 4) and deferred financing cost.

10. COMMITMENTS

Effective December 6, 1995 (amended December 20, 1995 and June 24, 1997), the Company entered an equipment supply agreements in which the Company agreed to purchase approximately $30 million of cell site and switching equipment between June 24, 1997 and June 23, 2001, to update the cellular systems for the newly acquired and existing MSA and RSAs. Of this commitment, approximately $13.8 million remained at March 31, 1998.

The Company entered into an additional equipment supply agreement with a second vendor on January 13, 1998. The Company agreed to purchase approximately $81 million of cell sites and switching equipment between January 13, 1998 and January 12, 2002 to updated the cellular systems for the newly acquired and existing MSAs and RSAs. Of this commitment, $81 million remained at March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company provides diversified telecommunication products and services. The Company's wireless segment currently provides rural cellular telephone services in Oklahoma and northern Texas (the "Oklahoma/Texas Cluster"), Kansas and Missouri (the "Kansas/Missouri Cluster"), Maryland and Pennsylvania (the "Maryland/Pennsylvania Cluster"), Arizona ("Arizona 5"), south central Texas ("Texas 16") and northern California ("California 4"). Upon consummation of the pending wireless acquisitions described below, the Company will also own and operate rural cellular systems in southern California. The Company's wireline segment owns interests in, and operates, regional fiberoptic transmission networks in Oklahoma, Texas and Colorado ("Fiber"), owns and operates local telephone exchanges in Oklahoma ("ILEC") and recently began to resell local, long distance and wireless services in Oklahoma City and Tulsa, Oklahoma and Amarillo, Texas ("CLEC"). Following completion of the pending wireline acquisition described below, the Company will also provide services in five major Texas markets including Houston, Dallas, Fort Worth, San Antonio and Austin.

RECENT EVENTS

On May 6, 1998, the Company entered into a definitive agreement to purchase the FCC cellular license for, and certain assets relating to the California RSA 7 for $21.0 million, subject to adjustment. California RSA 7 is located in the Imperial Valley south of San Diego.

On April 1, 1998, the Company acquired all of the capital stock of the corporations which owned the Cellular 2000 Partnership. The Cellular 2000 Partnership owns the FCC cellular license and system for, and certain assets relating to, California RSA 4. The total purchase price paid by the Company was approximately $90.9 million, subject to adjustment. California RSA 4 is located in northern California between Fresno and Modesto.

On March 26, 1998, the Company entered into a definitive agreement to purchase the common stock of American Telco, Inc. and American Telco Network Services, Inc. (collectively, "ATI") for approximately $130 million, subject to adjustment. ATI, based in Houston, Texas provides CLEC services to primarily commercial customers in five major Texas markets, including Houston, Dallas, Fort Worth, San Antonio and Austin.

On March 25, 1998, the Company entered into a definitive agreement to purchase 70% of the outstanding stock of the corporation that owns the FCC cellular license for, and the assets relating to the Santa Cruz, CA MSA for $25.2 million, subject to adjustment.

On March 25, 1998, the Company established a new $200 million senior secured credit facility and amended its existing revolving credit facility to establish a $250 million senior secured credit facility. A portion of the credit facilities were used to refinance existing indebtedness. The remaining unused portion will be used primarily to consummate acquisitions, finance capital expenditures and fund general corporate operations. Interest on the facilities will accrue at variable rates and will terminate in 2006.

On January 26, 1998, the Company purchased the FCC cellular licenses for, and certain assets relating to the Texas RSA 16 for $56.6 million, subject to adjustment using proceeds from the Senior Exchangeable Preferred Stock offering. Texas RSA #16 is located in south central Texas between Houston, San Antonio and Austin.

On January 22, 1998, the Company issued, in a private offering, 175,000 shares of 12.25% Senior Exchangeable Preferred Stock. The net proceeds to the Company were approximately $167.0 million. Dividends on the Senior Exchangeable Preferred Stock are cumulative and payable quarterly, commencing April 15, 1998, in cash or, until January 15, 2003 at the option of the Company, in additional shares of Senior Exchangeable Preferred Stock. The Senior Exchangeable Preferred Stock is exchangeable, in whole but not in part, at the option of the Company, into 12.25% Senior Subordinated Exchange Debentures due 2008. The Company may redeem the Senior Exchangeable Preferred Stock or, if issued, the Exchange Debentures, in whole or in part, at any time on or after January 15, 2003. In addition, at any time prior to January 15, 2001, the Company may redeem up to 35% of the Senior Exchangeable Preferred Stock or Exchange Debentures originally issued from the proceeds of sales of the Company's common stock.

On October 1, 1997, the Company purchased a 75% interest in the Gila River Cellular General Partnership (the "Arizona 5 Partnership"), which owns the cellular license for Arizona RSA 5 as well as the associated tangible operating assets, and Gila River Telecommunications Subsidiary, Inc. ("GRTSI") purchased a 25% interest in the Arizona 5 Partnership. As part of this transaction, the Company purchased the stock of Associated Telecommunications and Technologies, Inc. ("ATTI"), which owned 49% of one of the partners of the Arizona 5 Partnership (with a 41.95% interest). Of the $14.2 million purchase price for ATTI, $9.5 million was paid to a director and the chief executive officer and the chairman of the board of the Company, who together owned two-thirds of the ATTI stock. Upon completion of these transactions, the Company paid a net purchase price of $39.8 million for its 75% interest in the Arizona 5 Partnership. In addition, the Company loaned GRTSI a portion of the purchase price for the remaining 25% interest in the Arizona 5 Partnership it acquired. The Company also guaranteed, on a short-term basis, $10.9 million of indebtedness of GRTSI.

On February 28, 1997, the Company purchased the FCC cellular licenses for, and certain assets relating to, two MSAs and two RSAs located in Maryland and Pennsylvania for $77.6 million. The properties are located immediately outside the Washington/Baltimore metropolitan area. On March 3, 1997, the Company purchased the FCC cellular license for, and certain assets relating to, Maryland RSA #2 for $75.8 million. The property is located to the east of the Washington/Baltimore metropolitan area. The acquired properties make-up the "Maryland/Pennsylvania Cluster."

On February 28, 1997, the Company's bank credit agreement was amended and restated to provide the Company with a $200 million secured revolving credit facility maturing in 2005 ("the Bank Facility"). Interest on borrowings under the Bank Facility accrued at variable rates. Initial loan proceeds were used to refinance existing indebtedness, finance the acquisition of the Maryland/Pennsylvania Cluster and for general corporate purposes, including the payment of a $7.5 million dividend to holders of the Company's Class A Common Stock. The principal stockholder used $6.0 million of the dividend to repay a loan which had been guaranteed by the Company and approximately $.5 million to repay indebtedness owed to the Company with respect to certain legal fees. As a result of the $7.5 million dividend, the holders of Class B Convertible Preferred Stock were issued 100,000 shares of Class C Preferred Stock, having a liquidation preference of approximately $1.6 million. In connection with the closing of the Bank Facility, the Company extinguished its then existing credit facility. The Company financed the Arizona 5 Partnership acquisition with borrowings under the Bank Facility.

On February 28, 1997, the Company issued pursuant to a private offering $160 million of 11.75% Senior Notes maturing in 2007 and used the net proceeds ($155.2 million) to finance the acquisitions of the Maryland/Pennsylvania Cluster ($116.9 million) and to purchase securities ($38.4 million) which have been pledged to secure payment of the first four semi-annual interest payments on the notes, which begin on October 15, 1997. Except for the first four interest payments, the senior notes are unsecured obligations of the Company, redeemable at the option of the Company, in whole or in part, on or after April 15, 2002 at 105.875% of the principal amount outstanding, declining ratably to 100% on or after April 15, 2004, plus accrued interest. In addition, at any time prior to April 15, 2000, the Company may redeem up to 35% of the aggregate principal amount with the net proceeds of sales of capital stock of the Company at 111.750% of principal amount, plus accrued interest; provided that after any such redemption at least $104 million aggregate principal amount remains outstanding.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

OPERATING REVENUE. For the three months ended March 31, 1998, total operating revenue increased $13.2 million, or 92.0%, to $27.5 million from $14.3 million for the comparable period in 1997. Total wireless, wireline and other revenue represented 82.34%, 17.63%, and 0.03% of total operating revenue, respectively, during the three months ended March 31, 1998 and 68.3%, 30.51%, and 1.19% of total operating revenue, respectively, the three months ended March 31, 1997.

     The following table sets forth components of the Company's wireless wireline and other revenues:

                                 For The Three   For The Three
                                  Months Ended    Months Ended
                                 March 31, 1998  March 31, 1997
                                 --------------  --------------
     Wireless revenue:
       Wireless service            $12,482,482     $ 6,283,676
       Wireless roaming              9,523,390       3,373,288
       Wireless equipment              668,431         139,598
                                   -----------     -----------
         Total:                     22,674,303       9,796,562

     Wireline revenue:
       ILEC                          3,648,978       3,574,487
       Fiber                           858,015         801,953
       CLEC                            347,275           8,208
                                   -----------     -----------
         Total:                      4,854,268       4,376,440

     Other revenue:                      9,027         162,120
                                   -----------     -----------
                                   $27,537,598     $14,343,330
                                   -----------     -----------
                                   -----------     -----------

WIRELESS. The Company's operating revenue from its cellular operations (service, roaming, and equipment) increased $12.9 million or 131.5% to $22.7 million in the first quarter of 1998, from $9.8 million in the first quarter of 1997.

Wireless service revenue increased $6.2 million, or 98.6%, to $12.5 million in the first quarter of 1998 from $6.3 million in the first quarter 1997. Of the increase, $3.6 million was attributable to the acquisition of the Maryland/Pennsylvania Cluster in 1997. An additional $1.4 million was generated by the fourth quarter 1997 acquisition of a 75% ownership in the partnership which owns Arizona 5 ($1.4 million represents 100% of revenues generated by the partnership in the first quarter 1998). A further $.4 million was generated by the first quarter 1998 acquisition of Texas 16. The remaining $.8 million was primarily attributable to increased penetration and usage in the Maryland/Pennsylvania Cluster, Oklahoma/Texas Cluster and the Kansas/Missouri Cluster. The Company's cellular subscriber base increased 39.9% to 110,283 at March 31, 1998, from 78,852 at March 31, 1997. The Company added 7,537 and approximately 4,000 subscribers, respectively, as a result of the acquisition of Arizona 5 and Texas 16. The Company's average monthly wireless service revenue per subscriber decreased 7.5% to $39.10 for the three months ended
March 31, 1998 from $42.28 for the comparable period in 1997 due to the addition of new lower rate subscribers in the Maryland/Pennsylvania Cluster and competitive market pressures.

Wireless roaming revenue increased $6.1 million, or 182.3%, to $9.5 million in the first quarter of 1998 from $3.4 million in the first quarter of 1997. Of the increase, $2.2 million was attributable to the acquisition of the Maryland Cluster in 1997. An additional $1.6 million was generated by the fourth quarter 1997 acquisition of a 75% ownership in the partnership which owns Arizona 5 ($1.6 million represents 100% of revenues generated by the partnership in the first quarter 1998). A further $2.1 million was generated by the first quarter 1998 acquisition of Texas 16. The remaining $.2 million was primarily attributable to increased roaming minutes in the Oklahoma/Texas Cluster and Kansas/Missouri Cluster due to expanded coverage area in these markets and an increase in cellular minutes of use.

Wireless equipment sales of $.7 million in the first quarter of 1998 represented an increase of $.6 million or 378.8% from $.1 million in the first quarter of 1997, as the Company sold more equipment during the first quarter of 1997.

WIRELINE. Total wireline operations revenue increased $.5 million, or 10.7%, to $4.9 million for the three months ended March 31, 1998 compared to $4.4 million for the same period in 1997.

ILEC revenue increase $.08 million or 2.1% to $3.65 million for the three months ended March 31, 1998 compared to $3.57 million for the three months ended March 31, 1997. This increase was primarily due to an increase in toll charges and an increase in the number of access lines served.

The Company's revenue from its fiber operations increased $.06 million, or 7.0%, to $.86 million in the first quarter of 1998 from $.8 million in the first quarter of 1997 primarily due to additional revenue from existing customers.

CLEC revenues of $.3 million in the first quarter of 1998 consisted primarily of charges for local and long-distance service and equipment sales.

COST OF SERVICE AND EQUIPMENT SALES. For the three month period ended March 31, 1998, the total cost of service and equipment sales increased $4.3 million, or 136.3%, to $7.5 million from $3.2 million for the comparable period in 1997.

                                 For The Three   For The Three
                                  Months Ended    Months Ended
                                 March 31, 1998  March 31, 1997
                                 --------------  --------------
      Wireless cost of service:
        Wireless service           $4,830,580      $1,813,022
        Wireless equipment          1,175,453         790,435
                                   ----------      ----------
          Total:                    6,006,033       2,603,457

      Wireline cost of service:
        ILEC                          409,938         502,103
        Fiber                         210,413         153,491
        CLEC                          870,734               -
                                   ----------      ----------
           Total:                   1,491,085         655,594
                                   ----------      ----------
           Total:                  $7,497,118      $3,259,051
                                   ----------      ----------
                                   ----------      ----------

WIRELESS. Cost of wireless service increased $3.0 million, or 166.4% to $4.8 million during the three months ended March 31, 1998 from $1.8 million for the three months ended March 31, 1997. Of the increase, $1.6 million was attributable to the acquisition of the Maryland/Pennsylvania Cluster in 1997. An additional $.9 million was attributable to the fourth quarter 1997 acquisition of a 75% ownership in the partnership which owns Arizona 5 ($.9 million represents 100% of revenues generated by the partnership in the first quarter
1998). A further $.3 million was due to the first quarter 1998 acquisition of Texas 16. The remaining $.2 million was primarily attributable to increased subscribers and minutes of use in the Oklahoma/Texas Cluster and Kansas/Missouri Cluster and expanded use of rerating agreements with wireless providers adjacent to our markets. As a percentage of cellular service and roaming revenue, cost of wireless service increased from 18.8% in the first quarter of 1997 to 22.0% in the first quarter of 1998. This is primarily due to the expanded use of rerating agreements noted above, as well as additional facility lease costs relating to the Maryland RSA 2 acquisition.

Cost of wireless equipment increased $.4 million or 48.7% to $1.2 million during the first quarter of 1998 from $.8 in the first quarter of 1997, primarily from increases in the volume of equipment sold due to the growth in subscribers.

WIRELINE. Cost of ILEC telephone service decreased $.1 million or 18.4% to $.4 million during the first quarter of 1998 from $.5 million in the first quarter of 1997. As a percentage of wireline telephone service revenue, cost of wireline telephone service decreased to 11.2% in the first quarter of 1998 from 14.0% in the first quarter of 1997. This is primarily due to certain labor costs previously charged to operating and maintaining Company facilities being directed to projects relating to the implementation of new facilities.

Cost of fiber service increased $57 thousand or 37.3% to $210 thousand in the first quarter of 1998 from $153 thousand in the first quarter of 1997. The increase was the result of increased labor costs associated with operating and maintaining the Company's facilities and costs associated with networking, including service provided by certain third party carriers incurred as a result of increased revenues.

CLEC operations commenced in the fourth quarter of 1997. Cost of service for the first three months of 1998 consisted primarily of wholesale charges from third party service providers and costs associated with the operations and maintenance of Company facilities.

MARKETING AND SELLING COSTS.  Marketing and selling costs increased
$4.1 million, or 258.8%, to $5.7 million in the first quarter of 1998 from $1.6 million in the comparable in 1997. As a percentage of total operating revenue, marketing and selling costs increased to 20.5% in the first quarter of 1998 from 11.0% in the first quarter of 1997. The increase was primarily due to the higher level of cellular subscribers added period to period. Gross cellular subscribers added in the first quarter of 1998 was approximately 10,000 with Texas 16 making up approximately 4,000 of the gross cellular subscribers added in the first quarter of 1998. The number of gross cellular subscribers added in the first quarter of 1997 was 3,393. Additionally, the Company incurred $1.6 million of marketing costs in the first quarter of 1998 associated with its recently launched CLEC operations.

GENERAL AND ADMINISTRATIVE COSTS. For the three month period ended March 31, 1998, general and administrative costs increased $2.4 million, or 62.0%, to $6.3 million from $3.9 million for the same period in 1997. As a percentage of total operating revenue, general and administrative costs decreased to 23.0% in the first quarter of 1998 from 27.3% in the first quarter of 1998. The dollar increase was primarily due to increased billing costs as a result of the growth in cellular subscribers, the acquisition of the Maryland/Pennsylvania Cluster and increased salary costs resulting from additional personnel in the Company's cellular and CLEC operations. The decrease as a percentage of total operating revenue is a result of the Company's strategy to integrate new cellular operations in its existing management structure.

DEPRECIATION AND AMORTIZATION EXPENSE. For the three month period ended March 31, 1998, depreciation and amortization expense increased $4.4 million or 122.9% to $8.0 million in the first quarter of 1998 from $3.6 million in the first quarter of 1997. Amortization of assets acquired in the

Maryland/Pennsylvania Cluster accounted for a $2.0 million dollar increase in the first quarter of 1998 compared to the same period of 1997. An additional $1.5 million was attributable to the fourth quarter 1997 acquisition of a 75% ownership in the partnership which owns Arizona 5 ($1.5 million represents 100% of revenues generated by the partnership in the first quarter 1998). A further $.6 million was due to the first quarter 1998 acquisition of Texas 16.

OTHER EXPENSE. For the three months ended March 31, 1998, total other expense (consisting of interest income, interest expense and other) increased $3.4 million, or 95.0% to $7.1 million from $3.6 million for the comparable period in 1997. Interest income of $1.9 million, was a result of interest earned on securities purchased with the proceeds from the Senior Exchangeable Preferred Stock. For the first quarter of 1998, interest expense increased $5.2 million to $9.1 million from $3.9 million in the comparable period of 1997. The increase was primarily a result of increased borrowings in the first quarter 1997 to finance the Company's cellular acquisitions.

IMPACT OF YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programming being written using two digits rather than four to define the applicable year. Any of the Company's systems, as well as those of key suppliers and customers, that have date sensitive logic may interpret a date using "00" as the year 1900 rather than 2000. This may result in inaccurate processing or possible system failure causing potential disruption of operations including among other things a temporary inability to process transactions, send invoices, supply services or engage in similar normal business activities.

The Company has undertaken and expects to continue to undertake capital projects with respect to its information systems, including upgrades or replacements of the Company's accounting, personal computer and networking systems. The Company has established processes for evaluating and managing the risks and costs associated with the Year 2000 transition, including working with its software vendors. The Company has identified and analyzed and continues to analyze both internally developed and acquired software that utilizes date embedded codes that may experience operational problems when the Year 2000 is reached. The Company is also communicating with third party vendors of systems software and equipment, suppliers of telecommunications capacity and equipment, customers and others with which it does business to coordinate Year 2000 compliance. Management is currently unable to predict the full extent to which the Year 2000 issue will affect the Company's internal systems or those of its vendors and third party network service providers. Any failure by such vendors or third party network service providers to resolve the Year 2000 issues on a timely basis, or in a manner that is compatible with the Company's systems, could have a material adverse affect on the Company. Although the Company may incur substantial costs, particularly costs resulting from charges by its vendors or third party network service providers, in correcting the Year 2000 issues; however, such costs cannot currently be estimated. Additionally, such costs will be expensed as incurred, which will have a negative effect on the current operating results.

LIQUIDITY AND CAPITAL RESOURCES

The Company's Wireless Operations require substantial capital to acquire, construct and expand cellular telephone systems and to fund operating requirements. The Company historically has financed its Wireless Operations through bank debt and proceeds from the sale of debt and equity. While the Company's Wireline Operations have historically been financed through government loans, other sources of financing will be required for the ATI acquisition and for working capital.

At March 31, 1998, the Company had working capital of $19.6 million (a ratio of current assets to current liabilities of 1.6:1) and a cash balance of $7.6 million, which compares to working capital of $16.3 million (a ratio of current assets to current liabilities of 1.6:1) and a cash balance of $3.0 million at December 31, 1997.

The Company's net cash provided by operating activities totaled $1.2 million for the three month period ended March 31, 1998 compared to $6.3 million for the three months ended March 31, 1997. The decrease of $5.1 million was primarily due to the Company's increased net loss offset by an increase in depreciation in amortization.

Cash flow used in investing activities, which totaled $65.3 million and $151.9 million in the three months ended March 31, 1998 and 1997, respectively. The 1998 investing activities principally related to the Texas 16 cellular system acquisition and escrow deposits relating to the ATI and Santa Cruz acquisitions, as well as capital expenditures. In 1997, investing activities consisted primarily of the acquisitions of cellular systems in Maryland/Pennsylvania Cluster and Arizona 5 in 1997, as well as capital expenditures. Acquisitions accounted for $54.3 million and $155.2 million and capital expenditures were $3.9 million and $2.4 million in the three months ended March 31, 1998 and 1997, respectively.

Net cash provided by financing activities was $68.7 million for the three months ended March 31, 1998 compared to $146.9 million for the three months ended March 31, 1997. Financing activities in the three months ended March 31, 1998 consisted primarily of $78.0 million of proceeds from long-term debt, offset by the repayment of $171.8 million financed through net proceeds obtained from the issuance of $175.0 of Senior Exchangeable Preferred Stock. The Company also incurred approximately $12.0 million of deferred financing costs in connection with the Senior Exchangeable Preferred Stock issuance and the March 1998 credit facilities discussed below.

In March 1998, the Company's subsidiary, Dobson Cellular Operations Company ("DCOC"), established a $200.0 million senior secured credit facility (the "DCOC Credit Facility"). DCOC's obligations under the DCOC Credit Facility are secured by all current and future assets of DCOC, including the Texas 16 and California 4 assets and assets acquired in any of future wireless acquisitions, and are guaranteed by DCOC's subsidiaries. The Company's subsidiary, Dobson Operating Company ("DOC"), established a $250.0 million senior secured credit facility (the "Amended Bank Facility") to replace the existing Bank Facility. The
Amended Bank Facility continues to be secured by all of DOC's stock and the stock or partnership interests of its subsidiaries and all assets of DOC and its restricted subsidiaries. The Company and DOC's subsidiaries other than Dobson Wireline and the Arizona 5 Partnership have guaranteed DOC's obligations under the New Bank Facility. The DCOC Credit Facility and the Amended Bank Facility require the Company to maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding the Company's ability to meet its debt service obligations.

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

In March 1998, the Company entered into a definitive agreement to purchase the stock of ATI for approximately $130.0 million. At the time of the agreement, the Company placed $5.0 million into an escrow account pending closing. The Company has obtained a commitment letter for a $155.0 million bridge facility ("Bridge Notes") to be established at Dobson Wireline Company. The Bridge Notes will be used to finance the ATI acquisition and to provide additional operating capital. The Bridge Notes will bear interest at 13%, increasing by 1% after six months from the issuance date and increasing by an additional .5% at the end of each subsequent three-month period. Interest is payable quarterly in arrears and the Bridge Notes mature one year from the date of issuance. The Bridge Notes would be secured by substantially all of the assets of the Dobson Wireline Company, including the Pending Wireline Acquisitions. The Bridge Notes, if utilized, are expected to be extinguished with proceeds from either a private debt offering to be completed during 1998 or through the issuance of senior rollover notes (the "Rollover Notes"). The Rollover Notes would be used in their entirety to redeem 100% of the outstanding principal amount of the Bridge Notes. The Rollover Notes would bear interest at a variable rate and mature ten years after the date of issuance. The Rollover Notes would be secured with the same assets secured under the Bridge Notes.

In April 1997, the Company entered into an interest rate hedge agreement to hedge the Company's interest expense on its indebtedness under its existing facility. The current hedge agrement continues to be in effect for both the DCOC Credit Facility and the Amended Bank Facility. The agreement provides for a rate cap of 8% plus a factor, based on the Company's leverage ratio (cap at March 31, 1998 was 9.625%), terminating on the earlier of April 24, 2000 or the date an option to enter into an interest rate swap transaction is exercised by the financial partner. Under the swap agreement, the interest rate would be fixed at 6.13% plus the same factor used to determine the rate cap or a floating LIBOR rate, terminating on April 24, 2002. The Company accounts for this as a hedge.

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

The Company's capital expenditures (excluding cost of acquisitions) were $3.9 million for the three month period ended March 31, 1998 and the Company expects its capital expenditures (excluding cost of acquisitions) to be approximately $41.2 million for 1998. Of the capital expenditures expected to be made in 1998, $26.0 is expected to be made in the Company's wireless operations and $13.8 million is expected to be made in its wireline operations. The Company has not budgeted any amounts to be expended in 1998 with respect to the systems which may be acquired in the future, in any pending acquisitions or the Company's
PCS system. The amount and timing of capital expenditures may vary depending on the rate at which the Company expands and develops its cellular systems, whether the Company consummates additional acquisitions, whether the Company expands its fiber optic network or CLEC operations and the adoption of new regulations relating to support revenue.

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

Although there can be no assurance, management believes the proceeds from the sale of the Senior Exchangeable Preferred Stock, together with borrowings under the Amended Bank Facility, the DCOC Credit Facility, the Bridge Notes or private debt offering, cash on hand, and cash flow from operations will be sufficient to fund the Santa Cruz, California 7, and ATI acquisitions, the Company's capital expenditures and its working capital and debt service requirements. The Company will require additional financing to pursue other future acquisitions, and to meet the required PCS buildout. Sources of additional capital may include public or private debt or equity financings, government financing, vendor financing and a potential $75 million future increase in commitment contemplated by the DCOC Credit Facility. There can be no assurance that any additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company and within the limitations contained in the Company's financing arrangements. The successful implementation of the Company's strategy, including the further development of its cellular systems and significant and sustained growth in the Company's cash flows, is necessary for the Company to meet its debt service and dividend requirements, including its obligations on the Senior Preferred Stock.

FORWARD-LOOKING STATEMENTS

The description of the Company's plans set forth above, including planned acquisitions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. The important factors that could cause actual capital expenditures, acquisitions activity, or the Company's performance to differ materially from the plans include, without limitation, the Company's ability to satisfy the financial covenants of its existing debt instruments and to raise additional capital; the Company's ability to manage its rapid growth successfully and to compete effectively in its cellular, fiber and resale businesses against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than those of the Company; and adverse regulatory changes. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the result of any revisions to these forward looking statements which may be made to reflect events or circumstances after the date hereof including, without limitation, changes in the Company's business strategy or planned capital expenditures, as to reflect the occurrence of unanticipated events. For further information regarding these and other risk factors, see "Risk factors" and "Business" in the Company's Prospectus dated May 14, 1997 filed with the Securities and Exchange Commission under Rule 424(b) of the Securities Act of 1933.

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

-    Not applicable

ITEM 5.   OTHER INFORMATION

-    Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          The following exhibits are filed as a part of this report:

     Exhibit Number      Description
     --------------      -----------
           27            Financial Data Schedule

     (b)     Reports on Form 8-K

     The Company filed a Current Report on Form 8-K during the quarter ended March 31, 1998, which reported the acquisition of Texas RSA #16 under "Item
     2. Acquisition of Assets."  The date of the report was February 10, 1998.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 15, 1998                     Dobson Communications Corporation
                                        (registrant)


                                        /s/ EVERETT R. DOBSON
                                        -------------------------------------
                                        Everett R. Dobson
                                        Chairman of the Board, President
                                        and Chief Executive Officer



Date:  May 15, 1998                     /s/ BRUCE R. KNOOIHUIZEN
                                        -------------------------------------
                                        Bruce R. Knooihuizen
                                        Vice President and Chief Financial
                                        Officer (principal financial officer)