Form 10-Q
period 1998-06-30
DOBSON COMMUNICATIONS CORP
filed 1998-08-14
CIK 1035985

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1998

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________ to __________

                           Commission File No. 333-23769


                          DOBSON COMMUNICATIONS CORPORATION
                 ----------------------------------------------------
                (Exact name of registrant as specified in its charter)


                 OKLAHOMA                                      73-1513309
      -------------------------------                      -------------------
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                      Identification No.)


13439 North Broadway Extension
Suite 200
Oklahoma City, Oklahoma                                           73114
----------------------------------------                   -------------------
(Address of principal executive offices)                       (Zip Code)


                                    (405) 391-8500
                  --------------------------------------------------
                 (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES   X        NO
                              ---          ---

     At August 7, 1998, there were 473,152 shares of the registrant's $1.00 par value Class A Common Stock outstanding.

                       DOBSON COMMUNICATIONS CORPORATION

                              Index to Form 10-Q


                        PART I.  FINANCIAL INFORMATION

                                                                                    Page
                                                                                    ----
Item 1.   Condensed Consolidated Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets as of June 30, 1998 and
          December 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

          Condensed Consolidated Statements of Operations for the Three and
          Six Months Ended June 30, 1998 and 19975 . . . . . . . . . . . . . . . .   5

          Condensed Consolidated Statements of Cash Flows for the Six Months
          Ended June 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . .   7

          Notes to Condensed Consolidated Financial Statements . . . . . . . . . .   8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . .  15

Item 3.   Quantitative and Qualitative Disclosure about Market Risk. . . . . . . .  30


                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . .  30

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . . .  30

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . .  30

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . .  30

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . .  30

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .  30

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements



              DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (Unaudited)


 ASSETS                                                  June 30,           December 31,
                                                           1998                 1997
                                                     --------------        -------------
 CURRENT ASSETS:
   Cash and cash equivalents                         $   91,059,587        $  3,006,668
   Restricted cash and investments                       59,634,456          17,561,231
   Accounts receivable, net                              40,111,979          15,795,919
   Receivables - affiliates                                 629,252             633,146
   Other current assets                                   5,920,786           4,793,398
                                                     --------------        -------------
         Total current assets                           197,356,060          41,790,362
                                                     --------------        -------------
 PROPERTY, PLANT AND EQUIPMENT, net                     113,174,975          88,350,278
                                                     --------------        -------------
 OTHER ASSETS:
   Receivables - affiliates                               7,310,592           6,381,389
   Restricted investments                                79,533,000           9,216,202
   Cellular license acquisition costs, net              446,954,668         206,694,474
   Goodwill, net                                        124,433,521               -
   Deferred costs, net                                   28,682,214          11,012,755
   Other intangibles, net                                13,562,183           9,328,031
   Investments in unconsolidated subsidiaries
    and other                                             7,760,385          10,440,769
                                                     --------------        -------------
         Total other assets                             708,236,563         253,073,620
                                                     --------------        -------------
              Total assets                           $1,018,767,598        $383,214,260
                                                     --------------        -------------
                                                     --------------        -------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

              DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                 (Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT                         June 30,         December 31,
                                                                1998               1997
                                                          --------------       -------------
CURRENT LIABILITIES:
     Accounts payable                                     $   33,724,100       $ 12,839,605
     Accrued expenses                                          8,317,073          7,845,401
     Accrued dividends payable                                 6,845,931          1,595,238
     Current portion of long-term debt                         1,255,604          1,140,824
     Deferred revenue and customer deposits                    2,773,998          2,046,956
                                                          --------------       -------------
          Total current liabilities                           52,916,706         25,468,024

LONG-TERM DEBT, net of current portion                       738,804,796        363,068,594
DEFERRED CREDITS                                              75,440,969          2,872,817
MINORITY INTERESTS                                            22,615,886         16,954,165
SENIOR EXCHANGEABLE PREFERRED STOCK                          179,942,000              -
CLASS B CONVERTIBLE PREFERRED STOCK                           10,000,000         10,000,000
CLASS C PREFERRED STOCK                                        1,623,329          1,623,329
STOCKHOLDERS' DEFICIT:
     Class A Preferred Stock                                     100,000            100,000
     Class A Common Stock, $1 par value 1,000,000
      shares authorized and 473,152 shares issued and
      outstanding                                                473,152            473,152
     Paid-in capital                                           5,508,285          5,508,285
     Retained deficit                                        (56,644,525)       (30,841,106)
                                                          --------------       -------------
                                                             (50,563,088)       (24,759,669)
     Less-
     Class A Preferred Stock owned by Dobson Telephone          (100,000)          (100,000)
     Class A Common Stock held in treasury, at cost          (11,913,000)       (11,913,000)
                                                          --------------       -------------
          Total stockholders' deficit                        (62,576,088)       (36,772,669)
                                                          --------------       -------------
          Total liabilities and stockholders' deficit     $1,018,767,598       $383,214,260
                                                          --------------       -------------
                                                          --------------       -------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                                          Three months ended            Six months ended
                                                               June 30,                     June 30,
                                                      --------------------------    --------------------------
                                                          1998           1997           1998           1997
                                                      -----------    -----------    -----------    -----------
OPERATING REVENUES:
   Wireless revenue                                   $33,092,856    $16,687,644    $55,767,159    $26,484,206
   Wireline revenue                                     8,710,491      4,768,104     13,564,759      9,153,571
   Other                                                   31,779        311,408         40,806        472,709
                                                      -----------    -----------    -----------    -----------
      Total operating revenues                         41,835,126     21,767,156     69,372,724     36,110,486
                                                      -----------    -----------    -----------    -----------
OPERATING EXPENSES:
   Wireless cost of service                             9,122,795      4,570,414     15,128,828      7,173,871
   Wireline cost of service                             3,933,053        556,232      5,424,138      1,125,542
   Marketing and selling                                7,269,118      2,535,969     12,927,707      4,113,225
   General and administrative                           8,290,488      5,061,871     14,625,211      9,059,651
   Depreciation and amortization                       11,658,585      5,996,988     19,672,899      9,593,000
                                                      -----------    -----------    -----------    -----------
      Total operating expenses                         40,274,039     18,721,474     67,778,783     31,065,289
                                                      -----------    -----------    -----------    -----------
OPERATING INCOME:                                       1,561,087      3,045,682      1,593,941      5,045,197
OTHER INCOME (EXPENSE):
   Interest income                                      1,047,789        824,570      2,981,233      1,073,321
   Interest expense                                    (8,840,144)    (7,746,260)   (17,928,579)   (11,648,185)
   Other                                                  145,137         14,003        220,950         35,993
                                                      -----------    -----------    -----------    -----------
      Total other expense, net                         (7,647,218)    (6,907,687)   (14,726,396)   (10,538,871)

LOSS BEFORE MINORITY INTERESTS IN INCOME OF
  SUBSIDIARIES, INCOME TAXES, EXTRAORDINARY
  ITEMS AND CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                 (6,086,131)    (3,862,005)   (13,132,455)    (5,493,674)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES             (749,190)      (558,579)    (1,381,234)      (801,317)
                                                      -----------    -----------    -----------    -----------
LOSS BEFORE INCOME TAXES, EXTRAORDINARY ITEMS
  AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                            (6,835,321)    (4,420,584)   (14,513,689)    (6,294,991)
INCOME TAX BENEFIT                                      2,597,422        176,691      2,585,422        251,667
                                                      -----------    -----------    -----------    -----------
LOSS BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE            (4,237,899)    (4,243,893)   (11,928,267)    (6,043,324)
EXTRAORDINARY EXPENSE, net of income tax benefit
  of $671,000 in 1998, and $93,887 in 1997                  -              -         (2,643,439)    (2,403,711)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
  net of income tax benefit of $450,000 in 1998             -              -           (712,629)           -
                                                      -----------    -----------    -----------    -----------
NET LOSS                                               (4,237,899)    (4,243,893)   (15,284,335)    (8,447,035)
DIVIDENDS ON PREFERRED STOCK                           (6,082,507)      (276,203)   (10,519,084)      (475,259)
                                                      -----------    -----------    -----------    -----------


NET LOSS APPLICABLE TO
  COMMON STOCKHOLDERS                                    $(10,320,406)   $(4,520,096)   $(25,803,419)   $(8,922,294)
                                                         -------------   ------------   -------------   ------------
                                                         -------------   ------------   -------------   ------------
BASIC NET LOSS APPLICABLE TO  COMMON STOCKHOLDERS
  PER COMMON SHARE
    Before extraordinary expense and cumulative
     effect of change in acounting principle                 $(21.81)   $     (9.55)   $      (47.44)   $    (13.78)
    Extraordinary expense                                        -              -              (5.59)         (5.08)
    Cumulative effect of change in accounting principle          -              -              (1.51)           -
                                                         -------------   ------------   -------------   ------------
BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS
  PER COMMON SHARE                                       $     (21.81)   $     (9.55)   $     (54.54)   $    (18.86)
                                                         -------------   ------------   -------------   ------------
                                                         -------------   ------------   -------------   ------------
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              473,152        473,152         473,152        473,152
                                                         -------------   ------------   -------------   ------------
                                                         -------------   ------------   -------------   ------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                                                                Six months ended June 30,
                                                             ------------------------------
                                                                 1998             1997
                                                             ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                $(15,284,335)   $  (8,447,035)
     Adjustments to reconcile net loss to net cash
      provided by operating activities-
        Depreciation and amortization                          19,672,899        9,593,000
        Amortization of bond premium and financing cost         1,035,568            -
        Deferred income taxes and investment tax
         credits, net                                          (4,688,393)           9,132
        (Gain) Loss on disposition of assets                       (7,387)          19,632
        Extraordinary loss on financing cost                    3,314,439        2,497,598
        Cumulative effect of change in accounting
         principle                                              1,162,629            -
        Minority interests in income of subsidiaries            1,381,234          785,438
     Changes in current assets and liabilities-
        Accounts receivable                                    (8,339,170)      (2,424,581)
        Other current assets                                       12,714       (2,671,412)
        Accounts payable                                        5,732,275         (202,867)
        Accrued expenses                                       (6,419,743)       6,920,361
        Deferred revenue and customer deposits                    727,042          702,838
                                                             ------------     -------------
           Net cash provided (used) by operating activities    (1,700,228)       6,782,104
                                                             ------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                     (20,067,598)      (5,005,574)
     Acquisitions                                            (308,901,887)    (155,803,444)
     Customer lists                                              (125,417)        (439,568)
     Decrease (increase) in receivables - affiliate              (925,309)         164,182
     Acquisition escrow deposit                                   973,245        6,350,000
     Investments in unconsolidated subsidiaries and
      other                                                    (1,480,313)        (847,225)
     Proceeds on sale of assets                                     6,700            -
                                                             ------------     -------------
           Net cash used in investing activities             (330,520,579)     (155,581,629)
                                                             ------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                             198,000,000       205,250,000
     Repayments of long-term debt                            (172,149,018)         (531,843)
     Cash dividends                                                 -            (8,108,878)
     Issuance of preferred stock                              179,942,000            -
     Issuance of senior notes                                 350,000,000            -
     Purchase of restricted investments                      (120,976,000)      (38,639,235)
     Maturities of restricted investments                       9,400,000            -
     Interest on restricted investments                          (814,023)        1,184,593
     Deferred financing costs                                 (23,129,233)       (9,614,733)
                                                             ------------     -------------
          Net cash provided by financing activities           420,273,726      149,539,904
                                                             ------------     -------------
     NET INCREASE IN CASH AND CASH EQUIVALENTS                 88,052,919          740,379

     CASH AND CASH EQUIVALENTS, beginning of period             3,006,668        1,609,221
                                                             ------------     -------------
     CASH AND CASH EQUIVALENTS, end of period                $ 91,059,587     $   2,349,600
                                                             ------------     -------------
                                                             ------------     -------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   June 30, 1998
                                    (Unaudited)


The condensed consolidated balance sheets of Dobson Communications Corporation ("DCC") and subsidiaries (collectively with DCC, "the Company") as of June 30, 1998 and December 31, 1997, the condensed consolidated statements of operations for the three and six months ended June 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the six months ended June 30, 1998 and 1997 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

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

1. ORGANIZATION

The Company, through its predecessors, was organized in 1936 as Dobson Telephone Company and adopted its current organizational structure in 1998. The Company operates in two business segments: wireless and wireline.

1997 REORGANIZATION

DCC was incorporated as an Oklahoma corporation in February 1997. Under an Agreement and Plan of Reorganization effective February 28, 1997 (1997 Reorganization). Under this plan, DCC acquired all of the outstanding Class A Common Stock, Class C Common Stock and Class B Convertible Preferred Stock of Dobson Operating Company ("DOC"). In exchange, the holders of the Class A Common Stock and Class B Convertible Preferred Stock of DOC received equivalent shares of stock of DCC. The holders of Class C Common Stock received 100,000 shares of Class A Preferred Stock of DCC. In addition, DCC assumed all DOC outstanding stock options, substituting shares of DCC Class B Common Stock for the DOC stock subject to options. As a result of the 1997 Reorganization, DCC became the parent company of DOC and the stock of certain subsidiaries of DOC was distributed to DCC.

1998 REORGANIZATION

In conjunction with the January, 1998 issuance of 175,000 shares of 12.25% Senior Exchangeable Preferred Stock mandatorily redeemable in 2008 (see Note
4), the Company formed three new subsidiaries: Dobson Cellular Operating Company ("DCOC"), DOC Cellular Subsidiary Company ("DOC Cellular Subsidiary") and Dobson Wireline Company ("DWC") (collectively, the "1998 Reorganization"). DCOC was created as the holding company for subsidiaries formed to effect certain cellular acquisitions. DCOC has been designated an unrestricted subsidiary under the Senior Note Indenture which covers the Senior Notes discussed in Note 3. DOC Cellular Subsidiary was created as the holding company for the then existing cellular subsidiaries. DWC was created as the holding company for the Company's incumbent local exchange carrier ("ILEC"), fiber and integrated communications provider ("ICP") operations. DWC was designated an unrestricted subsidiary under the Senior Note Indenture and the Certificate of Designation establishing the Senior Exchangeable Preferred Stock.

2. ACQUISITIONS

RECENT ACQUISITIONS

On June 22, 1998, the Company purchased certain long distance customers and related rights for approximately $4.7 million from Zenex Long Distance, Inc.

On June 16, 1998, the Company acquired an 86.4% interest for $31 million in the Santa Cruz Cellular Telephone Partnership, which owns the cellular
license and other assets for the Santa Cruz MSA.   The Santa Cruz MSA is
located adjacent to the California RSA 4 purchased in April 1998.

On June 15, 1998, the Company purchased the common stock of American Telco, Inc. and American Telco Network Services, Inc. (collectively, "ATI") for $130.3 million. ATI operates in five major Texas markets: Houston, Dallas, Fort Worth, San Antonio and Austin.

On April 1, 1998, the Company acquired all of the capital stock of the corporations which owned the FCC cellular license and system for, and certain assets relating to, California RSA 4. The total purchase price paid by the Company was approximately $90.9 million. The property is located in central California adjacent to Fresno, Modesto and Yosemite National Park.

On January 26, 1998, the Company purchased the FCC cellular license for, and certain assets relating to, the Texas RSA 16 for $56.6 million. The property is located in south-central Texas in an area bordered by Austin, Houston and San Antonio.

On October 1, 1997, the Company purchased for $39.8 million a 75% interest in the Gila River Cellular General Partnership (the "Arizona 5 Partnership"), which owns the cellular license for Arizona RSA 5 as well as the associated tangible operating assets. Certain affiliates of the Company indirectly owned a 20.6% interest in the Arizona 5 Partnership and received approximately $9.5 million in connection with the acquisition. In addition, the Company loaned $6.1 million to the current partner which acquired a 25% interest in the Arizona 5 Partnership.

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


                                      Three Months                  Six Months
                                     Ended June 30,               Ended June 30,
                                     --------------               --------------
                                  1998           1997           1998           1997
                                  ----           ----           ----           ----
Operating revenue             $ 57,744,000    $47,916,000   $109,827,000   $ 91,917,295
Loss before
  extraordinary expense
  and cumulative effect
  of change in accounting
  principle                     (6,476,000)    (6,886,000)   (15,757,000)   (17,817,000)
Net loss                        (6,476,000)    (6,886,000)   (19,184,000)   (20,221,000)
Net loss applicable to
  common stockholders          (12,559,000)    (7,162,000)   (29,703,084)   (20,696,000)
Net loss applicable to
  common stockholders
      per common share             $(26.54)       $(15.14)       $(62.78)       $(43.74)

SUBSEQUENT AND PENDING ACQUISITIONS

On July 29, 1998 the Company purchased the FCC cellular license and certain assets of the California 7 RSA for $21 million. California 7 is located in the Imperial Valley extending from south of San Diego to the Arizona state line.

As of July 28, 1998, the Company entered into a definitive agreement to acquire Sygnet Wireless, Inc. ("Sygnet") through a merger valued at approximately $647.5 million. Sygnet owns and operates cellular systems in Ohio, Pennsylvania and New York covering an estimated population base of 2.4 million people. The Sygnet acquisition is expected to close in the fourth quarter of 1998.

3. LONG-TERM DEBT

The Company's long-term debt consists of the following:

                                        June 30,         December 31,
                                          1998               1997
                                      ------------       ------------
Revolving credit facilities           $198,000,000       $171,513,855
DWC Senior notes                       350,000,000                -
DCC Senior notes                       160,000,000        160,000,000
Mortgage notes payable                  28,004,196         28,639,359
Other notes payable                      4,056,204          4,056,204
                                      ------------       ------------
Total debt                             740,060,400        364,209,418

Less- Current maturities                 1,255,604          1,140,824
                                      ------------       ------------
          Total long-term debt        $738,804,796       $363,068,594
                                      ------------       ------------
                                      ------------       ------------

REVOLVING CREDIT FACILITIES

On March 25, 1998, the Company's subsidiary DCOC established a $200 million senior secured credit facility (the "Operations Credit Facility"). DCOC's obligations under the Operations Credit Facility are secured by all current and future assets of DCOC. As of June 30, 1998, $122 million was outstanding under the Operations Credit Facility. The Company's subsidiary DOC also established a $250 million senior secured credit facility (the "DOC Bank Facility") to replace the existing revolving credit facility established on February 28, 1997 and discussed below. The DOC Bank Facility continues to be secured by all of DOC's stock and the stock or partnership interests of its restricted subsidiaries and all assets of DOC and its restricted subsidiaries. As of June 30, 1998, $76 million was outstanding under the DOC Bank Facility. The Operations Credit Facility and the DOC Bank Facility require the Company to maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding the Company's ability to meet its debt service obligations. Interest on borrowings under the new credit agreements accrue at variable rates (weighted average rate of 7.25% at June 30, 1998). Initial proceeds were used primarily to refinance existing indebtedness and finance the 1998 acquisitions described above. The Company expects to use the remaining availability to finance capital expenditures, consummate future acquisitions and fund general corporate operations. The facilities will terminate in 2006.

In connection with the closing of the DOC Bank Facility, the Company extinguished its then existing credit facility and recognized a pretax loss of approximately $3.3 million as a result of writing off previously capitalized financing costs associated with the revolving credit facility. Such amount is included in the Company's condensed consolidated statement of operations, net of tax, for the six months ended June 30, 1998 as an extraordinary expense.

In April 1997, the Company entered into an interest rate hedge agreement to hedge the Company's interest expense on $160 million of its indebtedness, under the revolving credit facilities. The agreement provides for a rate cap of 8% plus a factor, based on the Company's leverage ratio (cap at June 30, 1998 was 8.625%), terminating on the earlier of April 24, 2000 or the date an option to enter into an interest rate swap transaction is exercised by the counterparty. Under the swap agreement, the interest rate would be fixed at 6.13% plus the factor used to determine the rate cap or a floating LIBOR rate, terminating on April 24, 2002. The Company accounts for this as a hedge.

On February 28, 1997, the Company's bank credit agreement was amended and restated to provide the Company with a $200 million revolving credit agreement facility maturing in 2005. Interest on borrowings under the new credit agreement accrued at a variable rate. Initial proceeds were used to refinance existing indebtedness, finance the February and June 1997 acquisitions described above and for general corporate purposes, including $7.5 million to pay a dividend to holders of its Class A Common Stock. In connection with the closing of the revolving credit facility, the Company extinguished its then existing credit facility, and recognized a pretax loss of approximately $2.5 million as a result of writing off previously capitalized financing costs associated with the old revolving credit facility. This loss has been reflected as an extraordinary item, net of tax, in the Company's condensed consolidated statement of operations for the six months ended June 30, 1998.

SENIOR NOTES

On June 12, 1998, a subsidiary of the Company, DWC, issued $350 million of 12.25% Senior Notes maturing in 2008 ("DWC Senior Notes"). A portion of the net proceeds were used to finance the acquisitions of ATI and Zenex and to purchase securities pledged to secure payment of the first six semi-annual interest payments on the notes which will begin on December 15, 1998. The pledged securities are reflected as restricted cash and investments in the Company's condensed consolidated balance sheet. In addition, proceeds from the notes will be used to finance capital expenditures and provide working capital for other general corporate purposes. The DWC Senior Notes are redeemable at the option of DWC in whole or in part, on or after June 15, 2003, initially at 106.125%. Prior to June 15, 2001, DWC may redeem up to 35% of the principal amount of the DWC Senior Notes at 112.250% with proceeds from sales of stock, provided that after any such redemption at least $227.5 million remains outstanding.

On February 28, 1997, the Company issued $160 million of 11.75% Senior Notes maturing in 2007 ("DCC Senior Notes"). The net proceeds were used to finance the Maryland/Pennsylvania Acquisition described above and to purchase securities pledged to secure payment of the first four semi-annual interest payments on the notes, which began on October 15, 1997. The pledged securities are reflected as restricted cash and investments in the Company's condensed consolidated balance sheet. The DCC Senior Notes are redeemable at the option of the Company in whole or in part, on or after April 15, 2002, initially at 105.875%. Prior to April 15, 2000, the Company may redeem up to 35% of the principal amount of the DCC Senior Notes at 111.750% with proceeds from sales of stock, provided that after any such redemption at least $104 million remains outstanding.

4. PREFERRED STOCK

In January 1998, the Company issued 175,000 shares of 12.25% Senior Exchangeable Preferred Stock mandatorily redeemable in 2008 for $1,000 per share. Holders of the preferred stock are entitled to cumulative quarterly dividends from the date of issuance and a liquidation preference over the other classes of capital stock. On and before January 15, 2003, the Company may pay dividends, at its option, in cash or in additional shares having an aggregate liquidation preference equal to the amount of such dividends. Additionally, the preferred stock is redeemable at the option of the Company on or after January 15, 2003. Holders of the preferred stock have no voting rights.

5. RESTRICTED CASH AND INVESTMENTS

Restricted cash and investments consist of interest pledge deposits for the DWC Senior Notes and DCC Senior Notes of approximately $121.0 million and $18.2 million, respectively.

6. TAXES

The income tax benefit for the six months ended June 30, 1998 and 1997 differ from amounts computed at the statutory rate due primarily to net operating losses for which no benefit has been recognized.

7. EARNINGS PER COMMON SHARE

Basic loss per common share is computed by the weighted average number of shares of common stock outstanding during the year. Diluted net loss per common share has been omitted because the impact of stock options and convertible preferred stock on the Company's net loss per common share is anti-dilutive.

8. RECENT PRONOUNCEMENTS

In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Derivatives and Hedging ("SFAS 133"). SFAS 133 establishes uniform hedge accounting criteria for all derivatives requiring companies to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Under SFAS 133, derivatives will be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value recognized in current earnings. SFAS 133 will be effective for fiscal years beginning after June 15, 1999. The Company has not yet evaluated the impact of adopting SFAS 133 and has not determined the timing or method of adoption of SFAS 133.

In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," effective for fiscal years beginning after December 15, 1998, with earlier application encouraged. The Company adopted SOP 98-5 as of January 1, 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company has recognized a pretax loss of approximately $1.2 million in the first quarter of 1998 as a result of adopting this SOP. This loss has been reflected as a cumulative effect of change in accounting principle, net of tax, in the accompanying condensed consolidated statement of operations.

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

                                                                 Three months ended                       Six months ended
                                                                      June 30,                                June 30,
                                                              1998                1997                1998               1997
                                                            --------            --------            --------           --------
OPERATING INFORMATION:
  Operating revenue-
    Wireless Telecommunications
      External.........................................    $33,092,856         $16,687,644       $ 55,767,159         $26,484,206
    Wireline Telecommunications
      External.........................................      8,710,491           4,742,136         13,564,759           9,118,576
      Intersegment.....................................        634,804             329,935          1,104,804             797,576
    Other (1)
      External.........................................         31,779             337,376             40,806             507,704
      Intersegment...........                                  303,991           1,104,036            653,095           2,026,971
    Intersegment revenue...............................       (938,795)         (1,433,971)        (1,757,899)         (2,824,500)
                                                           -----------         -----------       ------------         -----------
      Total operating revenue..........................     41,835,126          21,767,156         69,372,724          36,110,486

    Income (loss) before income taxes, extraordinary
      items and cumulative effect of change in
      accounting principle-
    Wireless Telecommunications........................    $(8,521,107)        $(4,998,363)      $(15,324,280)        $(7,195,595)
    Wireline Telecommunications........................     (1,992,893)            747,539         (3,663,025)          1,278,480
    Other..............................................      3,678,679            (169,760          4,473,616            (377,876)
                                                           -----------         -----------       ------------         -----------
    Total income (loss) before income taxes,
      extraordinary items and cumulative effect of
      change in accounting principle...................     (6,835,321)         (4,420,584)       (14,513,689)         (6,294,991)

                                                            June 30,          December 31,
INVESTMENT INFORMATION:                                       1998                1997
  Segment assets-                                           --------          ------------
    Wireless Telecommunications........................ $  567,504,727        $299,223,415
    Wireline Telecommunications........................    408,411,895          56,905,807
    Other unallocated assets (2).......................    331,069,015         333,055,938
    Intersegment receivables...........................   (288,218,039)       (305,970,900)
                                                        --------------       -------------
      Total segment assets.............................  1,018,767,598         383,214,260

--------------------
(1) Revenue from segments below the quantitative thresholds are attributable to two entities of the Company. Those entities include a small finance and leasing company and a corporate holding company.

(2) Other unallocated assets primarily consist of corporate receivables from subsidiaries, restricted cash and investments (see Note 4) and deferred financing cost.

10. COMMITMENTS

Effective December 6, 1995 (amended December 20, 1995 and June 24, 1997), the Company entered into an equipment supply agreements in which the Company agreed to purchase approximately $30 million of cell site and switching equipment between June 24, 1997 and June 23, 2001, to update the cellular systems for the newly acquired and existing MSA and RSAs. Of this commitment, approximately $13.5 million remained at June 30, 1998.

The Company entered into an additional equipment supply agreement with a second vendor on January 13, 1998. The Company agreed to purchase approximately $81 million of cell site and switching equipment between January 13, 1998 and January 12, 2002 to updated the cellular systems for the newly acquired and existing MSAs and RSAs. Of this commitment, $76.2 million remained at June 30, 1998.

On June 30, 1998, DWC, a subsidiary of the Company, entered into an equipment supply agreement in which DWC agreed to purchase $25.2 million of switching equipment between June 30, 1998 and June 30, 2000 for the recently launched ICP operations. Of this commitment, $25.2 million remained at June 30, 1998.

11. SUBSEQUENT EVENT

On July 20, 1998, in connection with the Sygnet acquisition, the Company received a commitment letter for a new $450 million credit facility ("Sygnet Credit Facility"). The Sygnet Credit Facility will be secured by the assets purchased in the Sygnet acquisition. Interest on borrowings under the Sygnet Credit Facility will accrue at a variable rate (estimated to be 8.16% on June 30, 1998). On July 20, 1998, also in connection with the Sygnet acquisition, the Company received commitment letters for bridge financing in the form of $160 million in Senior Notes ("Bridge Notes") and $120 million in Exchangeable Preferred Stock ("Bridge Preferred Stock"). The Bridge Notes will bear interest at 13.5%, increasing by 1% after six months from the issuance date and increasing by an additional .5% at the end of each subsequent three-month period. Interest will be payable quarterly in arrears and the Bridge Notes will mature one year from the date of issuance. The Bridge Preferred Stock will bear a dividend rate of 14%, increasing by 1% after six months from the issuance date and increasing by an additional .5% at the end of each subsequent three-month period until the Bridge Preferred Stock is redeemed. Dividends will be payable quarterly in cash or, prior to the twentieth dividend payment date in additional shares of Bridge Preferred Stock. Additionally, the Company has received a commitment letter for the purchase of $10 million of Series B Convertible Preferred Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company provides diversified telecommunication products and services. The Company's wireless segment currently provides rural cellular telephone services in three primary regions including the Central Region, West Region and East Region. The Central Region includes systems in Oklahoma, Texas, Kansas and Missouri. The West Region includes systems in Arizona and California. The East Region includes systems in Maryland and Pennsylvania. Upon consummation of the pending wireless acquisitions described below, the Company will form a new North Region including the Sygnet Wireless, Inc. ("Sygnet") systems in Ohio, New York and Pennsylvania. The Company's wireline segment owns interests in, and operates, regional fiberoptic transmission networks in Oklahoma, Texas and Colorado ("Fiber"), owns and operates local telephone exchanges in Oklahoma ("ILEC") and recently launched its integrated communications provider ("ICP") business in Oklahoma and Texas.

RECENT EVENTS

On July 29, 1998 the Company purchased the FCC cellular license and certain assets of the California 7 RSA for $21 million. California 7 is located in the Imperial Valley extending from south of San Diego to the Arizona state line.

As of July 28, 1998, the Company entered into a definitive agreement to acquire Sygnet through a merger valued at approximately $647.5 million.

Sygnet owns and operates cellular systems in Ohio, Pennsylvania and New York covering an estimated population base of 2.4 million people. The Sygnet acquisition is expected to close in the fourth quarter of 1998.

On June 22, 1998, the Company purchased certain long distance customers and related rights for approximately $4.7 million from Zenex Long Distance, Inc.

On June 16, 1998, the Company acquired an 86.4% interest for $31 million in the Santa Cruz Cellular Telephone Partnership, which owns the cellular
license and other assets for the Santa Cruz MSA.   The Santa Cruz MSA is
located adjacent to the California RSA 4 purchased in April 1998.

On June 15, 1998, the Company purchased the common stock of American Telco, Inc. and American Telco Network Services, Inc. (collectively, "ATI") for $130.3 million. ATI operates in five major Texas markets: Houston, Dallas, Fort Worth, San Antonio and Austin.

On June 12, 1998, a subsidiary of the Company, Dobson Wireline Company ("DWC"), issued in a private offering, $350 million of 12.25% Senior Notes maturing in 2008 ("DWC Senior Notes"). DWC used a portion of the net proceeds ($338 million) to purchase ATI ($130.3 million) and Zenex ($4.7 million) and to purchase securities ($122 million) which have been pledged to secure payment of the first six semi-annual interest payments on the notes, which begin on December 15, 1998. Except for the first six interest payments, the DWC Senior Notes are unsecured obligations of DWC, redeemable in whole or in part, at any time on or after June 15, 2003 at 106.125%, declining ratably to 100% on or after June 15, 2006, plus accrued interest. In addition, at any time prior to June 15, 2001, DWC may redeem up to 35% of the DWC Senior Notes with the net proceeds of sales of capital stock of DWC at 112.250% of principal amount, plus accrued interest; provided that after any such redemption at least $227.5 million aggregate principal amount remains outstanding.

On April 1, 1998, the Company acquired all of the capital stock of the corporations which owned the Cellular 2000 Partnership. The Cellular 2000 Partnership owns the FCC cellular license and system for, and certain assets relating to, California RSA 4. The total purchase price paid by the Company was approximately $90.9 million. California 4 is located in northern California between Fresno and Modesto.

On March 25, 1998, the Company established a $200 million senior secured credit facility and replaced its existing revolving credit facility with a $250 million senior secured credit facility. A portion of the credit facilities were used to refinance existing indebtedness. The remaining unused portion will be used primarily to consummate acquisitions, finance capital expenditures and fund general corporate operations. Interest on the facilities will accrue at variable rates and will terminate in 2006.

On January 26, 1998, the Company purchased the FCC cellular licenses for, and certain assets relating to the Texas RSA 16 for $56.6 million, using proceeds from the Senior Exchangeable Preferred Stock offering. Texas RSA #16 is located in south central Texas between Houston, San Antonio and Austin.

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

On February 28, 1997, the Company's bank credit agreement was amended and restated to provide the Company with a $200 million secured revolving credit facility maturing in 2005 ("the Bank Facility"). Interest on borrowings under the Bank Facility accrued at variable rates. Initial loan proceeds were used to refinance existing indebtedness, finance the acquisition of the Maryland and Pennsylvania systems and for general corporate purposes, including the payment of a $7.5 million dividend to holders of the Company's Class A Common Stock. The principal stockholder used $6.0 million of the dividend to repay a loan which had been guaranteed by the Company and approximately $.5 million to repay indebtedness owed to the Company with respect to certain legal fees. As a result of the $7.5 million dividend, the holders of Class B Convertible Preferred Stock were issued 100,000 shares of Class C Preferred Stock, having a liquidation preference of approximately $1.6 million. In connection with the closing of the Bank Facility, the Company extinguished its then existing credit facility. The Company financed the Arizona 5 Partnership acquisition with borrowings under the Bank Facility.

On February 28, 1997, the Company issued pursuant to a private offering $160 million of 11.75% Senior Notes maturing in 2007 and used the net proceeds ($155.2 million) to finance the acquisitions of the Maryland and Pennsylvania systems ($116.9 million) and to purchase securities ($38.4 million) which have been pledged to secure payment of the first four semi-annual interest payments on the notes, which begin on October 15, 1997. Except for the first four interest payments, the DCC Senior Notes are unsecured obligations of the Company, redeemable at the option of the Company, in whole or in part, on or after April 15, 2002 at 105.875% of the principal amount outstanding, declining ratably to 100% on or after April 15, 2004, plus accrued interest. In addition, at any time prior to April 15, 2000, the Company may redeem up to 35% of the aggregate principal amount with the net proceeds of sales of capital stock of the Company at 111.750% of principal amount, plus accrued interest; provided that after any such redemption at least $104 million aggregate principal amount remains outstanding.

RESULTS OF OPERATIONS

In the text below, financial statement numbers have been rounded, however, the percentage changes are based on the actual financial statements.

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

OPERATING REVENUE. For the three months ended June 30, 1998, total operating revenue increased $20.0 million, or 92.2%, to $41.8 million from $21.8 million for the comparable period in 1997. Total wireless, wireline and other revenue represented 79.10%, 20.82%, and 0.08% of total operating revenue, respectively, during the three months ended June 30, 1998 and 76.7%, 21.9%, and 1.4% of total operating revenue, respectively, the three months ended June 30, 1997.


                                       For The Three  For The Three
                                       Months Ended   Months Ended
                                       June 30, 1998  June 30, 1997
     Wireless revenue:
        Wireless service                $16,150,854    $ 9,988,569
        Wireless roaming                 16,332,217      6,481,240
        Wireless equipment                  609,785        217,835
                                        -----------    -----------
           Total:                        33,092,856     16,687,644

     Wireline revenue:
        ILEC                              3,975,199      3,839,727
        Fiber                               949,755        902,409
         ICP                              3,785,537         25,968
                                        -----------    -----------
            Total:                        8,710,491      4,768,104

     Other revenue:                          31,779        311,408
                                        -----------    -----------
                                        $41,835,126    $21,767,156
                                        -----------    -----------
                                        -----------    -----------

WIRELESS. The Company's operating revenue from its cellular operations (service, roaming, and equipment) increased $16.4 million or 98.3% to $33.1 million in the second quarter of 1998, from $16.7 million in the second quarter of 1997.

Wireless service revenue increased $6.2 million, or 61.7%, to $16.2 million in the second quarter of 1998 from $10.0 million in the second quarter 1997. Of the increase, $4.3 million was attributable to acquisitions. The remaining $1.9 million was primarily attributable to increased penetration and usage in the Central and East Regions. The Company's cellular subscriber base increased 83.9% to 151,249 at June 30, 1998, from 82,264 at June 30, 1997.
Approximately 44,300 subscribers have been added since June 30, 1997 as a result of subscribers purchased in the following acquisitions: Arizona 5 Partnership, Texas 16, California 4 and Santa Cruz. The Company's average monthly wireless service revenue per subscriber decreased 3.7% to $39.83 for the three months ended June 30, 1998 from $41.35 for the comparable period in 1997 due to the addition of new lower rate subscribers in the East Region and competitive market pressures.

Wireless roaming revenue increased $9.8 million, or 152.0%, to $16.3 million in the second quarter of 1998 from $6.5 million in the second quarter of 1997. Of the increase, $8.0 million was attributable to acquisitions. The remaining $1.8 million was primarily attributable to increased roaming minutes in the Central and East Region due to expanded coverage area in these markets.

Wireless equipment sales of $.6 million in the second quarter of 1998 represented an increase of $.4 million or 179.9% from $.2 million in the second quarter of 1997, as the Company sold more equipment during the second quarter of 1997.

WIRELINE. Total wireline operations revenue increased $3.9 million, or 82.7%, to $8.7 million for the three months ended June 30, 1998 compared to $4.8 million for the same period in 1997.

ILEC revenue increased $.2 million or 3.5% to $4.0 million for the three months ended June 30, 1998 compared to $3.8 million for the three months ended June 30, 1997. This increase was primarily due to an increase in toll charges and an increase in the number of access lines served.

The Company's revenue from its fiber operations increased $48 thousand, or 5.2%, to $950 thousand in the second quarter of 1998 from $902 thousand in the second quarter of 1997 primarily due to additional revenue from existing customers.

ICP revenues of $3.8 million in the second quarter of 1998 consisted primarily of charges for local and long-distance service and equipment sales.

COST OF SERVICE AND EQUIPMENT SALES. For the three month period ended June 30, 1998, the total cost of service and equipment sales increased $8.0 million, or 154.7%, to $13.1 million from $5.1 million for the comparable period in 1997.


                                           For The Three  For The Three
                                           Months Ended   Months Ended
                                           June 30, 1998  June 30, 1997
   Wireline cost of service:
     Wireless service                       $ 7,654,967     $3,570,751
     Wireless equipment                       1,467,828        999,663
                                            -----------     ----------
        Total:                                9,122,795      4,570,414

   Wireline cost of service:
     ILEC                                       365,966        478,222
     Fiber                                       68,696         78,010
     ICP                                      3,498,391           -
                                            -----------     ----------
        Total:                                3,933,053        556,232
                                            -----------     ----------

        Total:                              $13,055,848     $5,126,646
                                            -----------     ----------
                                            -----------     ----------

WIRELESS. Cost of wireless service increased $4.1 million, or 114.4% to $7.7 million during the three months ended June 30, 1998 from $3.6 million for the three months ended June 30, 1997. Of the increase, $2.6 million was attributable to acquisitions. The remaining $1.5 million was primarily attributable to increased subscribers and minutes of use in the Central and East Regions and expanded use of rerating agreements with wireless providers adjacent to the Company's markets. As a percentage of cellular service and roaming revenue, cost of wireless service increased to 23.6% in the second quarter of 1998 from 21.7% in the second quarter of 1997. This is primarily due to the expanded use of rerating agreements noted above.

Cost of wireless equipment increased $.5 million or 46.8% to $1.5 million during the second quarter of 1998 from $1.0 in the second quarter of 1997, primarily from increases in the volume of equipment sold due to the growth in subscribers.

WIRELINE. Cost of ILEC telephone service decreased $.1 million or 23.5% to $.4 million during the second quarter of 1998 from $.5 million in the second quarter of 1997. As a percentage of ILEC telephone service revenue, cost of wireline telephone service decreased to 9.2% in the second quarter of 1998 from 12.5% in the second quarter of 1997. This is primarily due to certain labor costs previously charged to operating and maintaining Company facilities being directed to projects relating to the implementation of new facilities.

Cost of fiber service remained fairly constant for the period, decreasing $9 thousand or 11.9% to $69 thousand in the second quarter of 1998 from $78 thousand in the second quarter of 1997.

ICP operations commenced in the fourth quarter of 1997. Cost of service for the second quarter of 1998 consisted primarily of wholesale charges from third party service providers and costs associated with the operations and maintenance of Company facilities.

MARKETING AND SELLING COSTS. Marketing and selling costs increased $4.8 million, or 186.6%, to $7.3 million in the second quarter of 1998 from $2.5 million in the comparable period of 1997. As a percentage of total operating revenue, marketing and selling costs increased to 17.4% in the second quarter of 1998 from 11.7% in the second quarter of 1997. The increase was primarily due to the higher level of cellular subscribers added period to period. Gross cellular subscribers added in the second quarter of 1998 was 15,496. The number of gross cellular subscribers added in the second quarter of 1997 was 8,440. Additionally, the Company incurred $2.7 million of marketing costs in the second quarter of 1998 associated with its recently launched ICP operations.

GENERAL AND ADMINISTRATIVE COSTS. For the three month period ended June 30, 1998, general and administrative costs increased $3.2 million, or 63.8%, to $8.3 million from $5.1 million for the same period in 1997. As a percentage of total operating revenue, general and administrative costs decreased to 19.8% in the second quarter of 1998 from 23.3% in the second quarter of 1997. The dollar increase was primarily due to increased billing costs as a result of the growth in cellular subscribers, the recent acquisitions and increased salary costs resulting from additional personnel in the Company's cellular and ICP operations. The decrease as a percentage of total operating revenue is a result of the Company's strategy to integrate new cellular operations in its existing management structure.

DEPRECIATION AND AMORTIZATION EXPENSE. For the three month period ended June 30, 1998, depreciation and amortization expense increased $5.7 million or 94.4% to $11.7 million in the second quarter of 1998 from $6.0 million in the second quarter of 1997. Depreciation and amortization of $4.7 million was attributable to the acquisitions.

OTHER EXPENSE. For the three months ended June 30, 1998, total other expense (consisting of interest income, interest expense and other) increased $.7 million, or 10.7% to $7.6 million from $6.9 million for the comparable period in 1997. Interest income of $1.0 million, was a result of interest earned on securities purchased with the proceeds from the Senior Exchangeable Preferred Stock and DWC Senior Notes. For the second quarter of 1998, interest expense increased $1.1 million to $8.8 million from $7.7 million in the comparable period of 1997. The increase was primarily a result of increased throughout 1998 to finance the Company's acquisitions.

RESULTS OF OPERATIONS

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

OPERATING REVENUE. For the six months ended June 30, 1998, total operating revenue increased $33.3 million, or 92.1%, to $69.4 million from $36.1 million for the comparable period in 1997. Total wireless, wireline and other revenue represented 80.39%, 19.55%, and 0.06% of total operating revenue, respectively, during the six months ended June 30, 1998 and 73.34%, 25.35%, and 1.31% of total operating revenue, respectively, the six months ended June 30, 1997.


                                      For The Three      For The Three
                                      Months Ended       Months Ended
                                      June 30, 1998      June 30, 1997
    Wireless revenue:
      Wireless service                  $28,633,336       $16,272,245
      Wireless roaming                   25,855,607         9,854,528
      Wireless equipment                  1,278,216           357,433
                                        -----------       -----------



         Total:                          55,767,159        26,484,206

    Wireline revenue:
      ILEC                                7,624,177         7,414,214
      Fiber                               1,807,770         1,704,362
      ICP                                 4,132,812            34,995
                                        -----------       -----------
          Total:                         13,564,759         9,153,571

      Other revenue:                         40,806           473,528
                                        -----------       -----------
                                        $69,372,724       $36,110,486
                                        -----------       -----------
                                        -----------       -----------

WIRELESS. The Company's operating revenue from its cellular operations (service, roaming, and equipment) increased $29.3 million or 110.6% to $55.8 million in the first six months of 1998, from $26.5 million in the same period of 1997.

Wireless service revenue increased $12.3 million, or 76.0%, to $28.6 million in the first six months of 1998 from $16.3 million compared to the same period of 1997. Of the increase, $9.7 million was attributable to acquisitions. The remaining $2.6 million was primarily attributable to increased penetration and usage in the Central and East Regions. The Company's cellular subscriber base increased 83.9% to 151,249 at June 30, 1998, from 82,264 at June 30, 1997. Approximately 44,300 subscribers were added since June 30, 1997 as a result of the following acquisitions: Arizona 5 Partnership, Texas 16, California 4 and Santa Cruz. The Company's average monthly wireless service revenue per subscriber decreased 6.1% to $39.38 for the six months ended June 30, 1998 from $41.93 for the comparable period in 1997 due to the addition of new lower rate subscribers in the East Region and competitive market pressures.

Wireless roaming revenue increased $16.0 million, or 162.4%, to $25.9 million in the first six months of 1998 from $9.9 million for the comparable period of 1997. Of the increase, $14.0 million was attributable to acquisitions. The remaining $2.0 million was primarily attributable to increased roaming minutes in the Central and East Regions due to expanded coverage area in these markets.

Wireless equipment sales of $1.3 million in the first six months of 1998 represented an increase of $.9 million or 257.6% from $.4 million in the same period of 1997, as the Company sold more equipment during the first six months of 1997.

WIRELINE. Total wireline operations revenue increased $4.4 million, or 48.2%, to $13.6 million for the six months ended June 30, 1998 compared to $9.2 million for the same period in 1997.

ILEC revenue increase $.2 million or 2.8% to $7.6 million for the six months ended June 30, 1998 compared to $7.4 million for the six months ended June 31, 1997. This increase was primarily due to an increase in toll charges and an increase in the number of access lines served.

The Company's revenue from its fiber operations increased $.1 million, or 6.1%, to $1.8 million in the first six months of 1998 from $1.7 million in the same period of 1997 primarily due to additional revenue from existing customers.

ICP revenues of $4.1 million in the first six months of 1998 consisted primarily of charges for local and long-distance service and equipment sales.

COST OF SERVICE AND EQUIPMENT SALES. For the three month period ended June 30, 1998, the total cost of service and equipment sales increased $12.3 million, or 147.6%, to $20.6 million from $8.3 million for the comparable period in 1997.

                                      For The Three  For The Three
                                      Months Ended   Months Ended
                                      June 30, 1998  June 30, 1997
        Wireless cost of service:
           Wireless service             $12,485,547    $5,383,773
           Wireless equipment             2,643,281     1,790,098
                                        -----------    ----------
              Total:                     15,128,828     7,173,871

         Wireline cost of service:
           ILEC                             775,904       980,325
           Fiber                            279,109       145,217
           ICP                            4,369,125       -
                                        -----------    ----------
              Total:                      5,424,138     1,125,542
                                        -----------    ----------

              Total:                    $20,552,966    $8,299,413
                                        -----------    ----------
                                        -----------    ----------

WIRELESS. Cost of wireless service increased $7.1 million, or 131.9% to $12.5 million during the six months ended June 30, 1998 from $5.4 million for the six months ended June 30, 1997. Of the increase, $5.4 million was attributable to the acquisitions. The remaining $1.7 million was primarily attributable to increased subscribers and minutes of use in the Central and East Region and expanded use of rerating agreements with wireless providers adjacent to our markets. As a percentage of cellular service and roaming revenue, cost of wireless service increased to 22.9% in the first six months of 1998 from 20.6% in the comparable period of 1997. This is primarily due to the expanded use of rerating agreements noted above.

Cost of wireless equipment increased $.8 million or 47.7% to $2.6 million during the first six months of 1998 from $1.8 in the first six months of 1997, primarily from increases in the volume of equipment sold due to the growth in subscribers.

WIRELINE. Cost of ILEC telephone service decreased $.2 million or 20.9% to $.8 million during the first six months of 1998 from $1.0 million in the same period of 1997. As a percentage of wireline telephone service revenue, cost of wireline telephone service decreased to 10.2% in the first six months of 1998 from 13.2% in the same period of 1997. This is primarily due to certain labor costs previously charged to operating and maintaining Company facilities being directed to projects relating to the implementation of new facilities.

Cost of fiber service remained fairly constant for the period, increasing $134 thousand or 92.2% to $279 thousand in the first six months of 1998 from $145 thousand in the same period of 1997. The increase was the result of increased labor costs associated with operating and maintaining the Company's facilities and costs associated with networking, including service provided by certain third party carriers incurred as a result of increased revenues.

ICP operations commenced in the fourth quarter of 1997. Cost of service for the first six months of 1998 consisted primarily of wholesale charges from third party service providers and costs associated with the operations and maintenance of Company facilities.

MARKETING AND SELLING COSTS. Marketing and selling costs increased $8.8 million, or 214.3%, to $12.9 million in the first six months of 1998 from $4.1 million in the comparable period of 1997. As a percentage of total operating revenue, marketing and selling costs increased to 18.6% in the first six months of 1998 from 11.4% in the same period of 1997. The increase was primarily due to the higher level of cellular subscribers added period to period. Gross cellular subscribers added in the first six months of 1998 was approximately 26,686. The number of gross cellular subscribers added in the first six months of 1997 was 13,242. Additionally, the Company incurred $4.3 million of marketing costs in the first six months of 1998 associated with its recently launched ICP operations.

GENERAL AND ADMINISTRATIVE COSTS. For the six month period ended June 30, 1998, general and administrative costs increased $5.5 million, or 61.4%, to $14.6 million from $9.1 million for the same period in 1997. As a percentage of total operating revenue, general and administrative costs decreased to 21.1% in the first six months of 1998 from 25.1% in the comparable period of 1997. The dollar increase was primarily due to increased billing costs as a result of the growth in cellular subscribers, the recent acquisitions and increased salary costs resulting from additional personnel in the Company's cellular and ICP operations. The decrease as a percentage of total operating revenue is a result of the Company's strategy to integrate new operations in its existing management structure.

DEPRECIATION AND AMORTIZATION EXPENSE. For the six month period ended June 30, 1998, depreciation and amortization expense increased $10.1 million or 105.1% to $19.7 million in the first six months of 1998 from $9.6 million in the same period of 1997. Amortization of assets acquired in acquisitions accounted for $8.4 million of the increase in the first six months of 1998 compared to the same period of 1997.

OTHER EXPENSE. For the six months ended June 30, 1998, total other expense (consisting of interest income, interest expense and other) increased $4.2 million, or 39.7% to $14.7 million from $10.5 million for the comparable period in 1997. Interest income of $3.0 million, was a result of interest earned on securities purchased with the proceeds from the Senior Exchangeable Preferred Stock and DWC Senior Notes. For the first six months of 1998, interest expense increased $6.3 million to $17.9 million from $11.6 million in the comparable period of 1997. The increase was primarily a result of increased borrowings in the first six months of 1998 to finance the Company's acquisitions.

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

In April of 1998, the Company established a multi-disciplined team to perform a Year 2000 Impact Analysis for the corporation. The team consists of representatives from each of the lines of business, as well as representatives from key corporate departments and is headed by a full time Year 2000 Compliance Manager. The team created a Year 2000 assessment methodology which brought a structured approach to the assessment and management reporting process.

To date, the Company has completed an inventory of its automated systems and services and an Impact Analysis that identified significant risk areas by line of business, identified specific compliance requirements, and identified costs and estimated completion dates for affected systems.

The Company does not have large scale legacy applications used by many telecommunications providers. From an information systems standpoint, the Company has historically relied on outsourcing relationships for most of its business and operational support applications. Those applications that have not been outsourced to service providers have been deployed using packaged software from outside vendors. Management has also focused on evaluating software systems of acquired companies. Management has determined that ATI's OSS is not Year 2000 Compliant; however, the Company believes its new OSS which will replace ATI's, will be Year 2000 Compliant and will be in place by 2000. As a result, the remediation approach is not focused on a large scale in-house effort, but on identifying those systems and services that are not currently Year 2000 compliant and either upgrading to a compliant version or replacing with an alternative compliant product or service. The results of the Impact Analysis revealed that for most of the Company's information systems, services and telecommunications infrastructure, Year 2000 compliant releases will be included as a part of existing maintenance and/or service agreements at no additional cost to the Company and should be in place by the second quarter of 1999. The total costs identified to upgrade or replace those systems that are not Year 2000 compliant and will not be upgraded through existing maintenance or service agreements are approximately $.6 million.

The Company will continue to analyze systems and services that utilize date embedded codes that may experience operational problems when the Year 2000 is reached. The Company will continue communicating with third party vendors of systems software and equipment, suppliers of telecommunications capacity and equipment, customers and others with which it does business to coordinate Year 2000 compliance. To further mitigate risks, the Company will conduct its own Year 2000 tests on mission critical systems as their Year 2000 compliant versions are released by vendors.

LIQUIDITY AND CAPITAL RESOURCES

The Company's Wireless Operations require substantial capital to acquire, construct and expand cellular telephone systems and to fund operating requirements. The Company historically has financed its Wireless Operations through bank debt and proceeds from the sale of debt and equity. While the Company's Wireline Operations have been financed through government loans and the proceeds from the sale of debt.

At June 30, 1998, the Company had working capital of $144.4 million (a ratio of current assets to current liabilities of 3.7:1) and an unrestricted cash balance of $91.1 million, which compares to working capital of $16.3 million (a ratio of current assets to current liabilities of 1.6:1) and a cash balance of $3.0 million at December 31, 1997. The substantial increase in working capital is a result of proceeds from the DWC Senior Note offering.
Of the proceeds, approximately $80 million was on hand at June 30, 1998 to be used for capital expenditures and working capital requirements in the Company's ICP business.

The Company's net cash used by operating activities totaled $1.7 million for the six month period ended June 30, 1998 compared to cash provided by operating activities of $6.8 million for the six months ended June 30, 1997. The decrease of $8.5 million was primarily due to the Company's increased net loss offset by an increase in depreciation and amortization.

Cash flow used in investing activities, which totaled $330.5 million and $155.6 million for the six months ended June 30, 1998 and 1997, respectively. The 1998 investing activities principally related to acquisitions, escrow deposits and capital expenditures. In 1997, investing activities consisted primarily of cellular systems in the East Region, as well as capital expenditures. Acquisitions accounted for $308.9 million and $155.8 million and capital expenditures were $20.1 million and $5 million in the six months ended June 30, 1998 and 1997, respectively.

Net cash provided by financing activities was $420.3 million for the six months ended June 30, 1998 compared to $149.5 million for the six months ended June 30, 1997. Financing activities for the six months ended June 30, 1998 consisted primarily of $198 million of proceeds from long-term debt, offset by the repayment of $172.1 million financed through net proceeds obtained from the issuance of $175 million of Senior Exchangeable Preferred Stock, as well as proceeds from the $350 million DWC Senior Note offering. The Company also incurred approximately $23.1 million of deferred financing costs in connection with the DWC Senior Notes offering, Senior Exchangeable Preferred Stock issuance and the March 1998 credit facilities discussed below.

In March 1998, the Company's subsidiary, Dobson Cellular Operations Company ("DCOC"), established a $200 million senior secured credit facility (the "Operations Credit Facility"). DCOC's obligations under the Operations Credit Facility are secured by all current and future assets of DCOC, and are guaranteed by DCOC's subsidiaries. The Company's subsidiary, Dobson Operating Company ("DOC"), established a $250 million senior secured credit facility (the "DOC Bank Facility") to replace the existing Bank Facility. The DOC Bank Facility continues to be secured by all of DOC's stock and the stock or partnership interests of its subsidiaries and all assets of DOC and its restricted subsidiaries. The Company and DOC's subsidiaries other than Dobson Wireline and the Arizona 5 Partnership have guaranteed DOC's obligations under the DOC Bank Facility. The Operations Credit Facility and the DOC Bank Facility require the Company to maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding the Company's ability to meet its debt service obligations.

The DOC Bank Facility and Operations Credit Facility each amortize quarterly beginning June 30, 2000 and terminate on June 30, 2006. The Company's government loans have scheduled maturities until 2028 and the Senior Notes mature in February 2007. Such indebtedness may need to be refinanced at their respective maturities. The Company's ability to do so will depend upon, among other things, its financial condition at the time, the restrictions on its indebtedness and other factors, including market conditions, beyond the control of the Company.

In April 1997, the Company entered into an interest rate hedge agreement to hedge the Company's interest expense on $160 million of its indebtedness, under the revolving credit facilities. The agreement provides for a rate cap of 8% plus a factor, based on the Company's leverage ratio (cap at June 30, 1998 was 8.625%), terminating on the earlier of April 24, 2000 or the date an option to enter into an interest rate swap transaction is exercised by the financial partner. Under the swap agreement, the interest rate would be fixed at 6.13% plus the same factor used to determine the rate cap or a floating LIBOR rate, terminating on April 24, 2002. The Company accounts for this as a hedge.

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

The Company's capital expenditures (excluding cost of acquisitions) were $20.1 million for the six month period ended June 30, 1998 and the Company expects its capital expenditures (excluding cost of acquisitions) to be approximately $86.1 million for 1998. Of the capital expenditures expected to be made in 1998, $28 (including $2 million related to California 7) is expected to be made in the Company's wireless operations and $58.1 million is expected to be made in its wireline operations. The Company has not budgeted any amounts to be expended in 1998 with respect to the systems which may be acquired in the future, pending acquisitions or the Company's PCS system. The amount and timing of capital expenditures may vary depending on the rate at which the Company expands and develops its cellular systems, whether the Company consummates additional acquisitions, whether the Company expands its fiber optic network or ICP operations and the adoption of new regulations relating to support revenue.

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

The Company has previously announced that the Sygnet acquisition will be financed with a combination of private equity and debt. On July 20, 1998, in connection with the Sygnet acquisition, the Company received a commitment letter for a new $450 million credit facility ("Sygnet Credit Facility"). The Sygnet Credit Facility will be secured by the assets purchased in the Sygnet acquisition. Interest on borrowings under the Sygnet Credit Facility will accrue at a variable rate (estimated to be 8.16% on June 30, 1998). On July 20, 1998, also in connection with the Sygnet acquisition, the Company received commitment letters for bridge financing in the form of $160 million in Senior Notes ("Bridge Notes") and $120 million in Exchangeable Preferred Stock ("Bridge Preferred Stock"). The Bridge Notes will bear interest at 13.5%, increasing by 1% after six months from the issuance date and increasing by an additional .5% at the end of each subsequent three-month period. Interest will be payable quarterly in arrears and the Bridge Notes will mature one year from the date of issuance. The Bridge Preferred Stock will bear a dividend rate of 14%, increasing by 1% after six months from the issuance date and increasing by an additional .5% at the end of each subsequent three-month period until the Bridge Preferred Stock is redeemed. Dividends will be payable quarterly in cash or, prior to the twentieth dividend payment date in additional shares of Bridge Preferred Stock. Additionally, the Company has received a commitment letter for the purchase of $10 million of Series B Convertible Preferred Stock. Although the Company has commitments in place that will allow it to close the Sygnet acquisition, it is still evaluating financing options and has not yet determined the final capital structure related to this acquisition.

Although there can be no assurance, management believes the proceeds from the sale of the Senior Preferred Stock, DWC Senior Notes together with borrowings under the DOC Bank Facility, the Operations Credit Facility, cash on hand, and cash flow from operations will be sufficient to fund the Company's capital expenditures and its working capital and debt service requirements. The Company will require additional financing to fund the Sygnet acquisition, pursue other future acquisitions and to meet the required PCS buildout. Sources of additional capital may include public or private debt or equity financings, vendor financing and a potential $75 million future increase in commitment contemplated by the Operations Credit Facility. There can be no assurance that any additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company and within the limitations contained in the Company's financing arrangements. The successful implementation of the Company's strategy, including the further development of its cellular systems and significant and sustained growth in the Company's cash flows, is necessary for the Company to meet its debt service and dividend requirements, including its obligations on the Senior Preferred Stock.

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

-    Not applicable

ITEM 5.   OTHER INFORMATION

-    Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          The following exhibits are filed as a part of this report:

Exhibit Number     Description
--------------     -----------
     27.1          Financial Data Schedule

     (b)  Reports on Form 8-K

          On April 9, 1998, the Company filed a Current Report on Form 8-K reporting the acquisition of California RSA 4 under "Item 2. Acquisition of Assets" and "Item 7. Financial Statements of Businesses Acquired."

          On June 30, 1998, the Company filed a Current Report on Form 8-K reporting the acquisition of American Telco, Inc. and American Telco Network Services, Inc. under "Item 2. Acquisition of Assets" and "Item 7. Financial Statements of Businesses Acquired."

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 1998                 Dobson Communications Corporation
                                       (registrant)


                                       /s/ EVERETT R. DOBSON
                                       ----------------------------------------
                                       Everett R. Dobson
                                       Chairman of the Board, President
                                       and Chief Executive Officer



Date:  August 14, 1998                 /s/ BRUCE R. KNOOIHUIZEN
                                       ----------------------------------------
                                       Bruce R. Knooihuizen
                                       Vice President and Chief Financial
                                       Officer (principal financial officer)