Form 10-Q
period 1998-09-30
DOBSON COMMUNICATIONS CORP
filed 1998-11-16
CIK 1035985

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

         For the quarterly period ended September 30, 1998

  / /    Transition Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

        For the transition period from ______________ to ______________

                         Commission File No. 333-23769

                            ------------------------

                       DOBSON COMMUNICATIONS CORPORATION

             (Exact name of registrant as specified in its charter)

                  OKLAHOMA                             73-1513309
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

       13439 NORTH BROADWAY EXTENSION                     73114
                 SUITE 200                             (Zip Code)
          OKLAHOMA CITY, OKLAHOMA
  (Address of principal executive offices)

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

                                  Yes /X/  No / /

    At November 6, 1998, there were 473,152 shares of the registrant's $1.00 par value Class A Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                         PART I. FINANCIAL INFORMATION

                                                                                                                 PAGE
                                                                                                                 -----
Item 1.    Condensed Consolidated Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997.............           3

           Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30,
             1998 and 1997..................................................................................           5

           Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1998 and
             1997...........................................................................................           6

           Notes to Condensed Consolidated Financial Statements.............................................           7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............          14

Item 3.    Quantitative and Qualitative Disclosure about Market Risk........................................          24

                                               PART II. OTHER INFORMATION

Item 1.    Legal Proceedings................................................................................          24

Item 2.    Changes in Securities and Use of Proceeds........................................................          24

Item 3.    Defaults Upon Senior Securities..................................................................          24

Item 4.    Submission of Matters to a Vote of Security Holders..............................................          24

Item 5.    Other Information................................................................................          24

Item 6.    Exhibits and Reports on Form 8-K.................................................................          24

PART I.  FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

                                  (UNAUDITED)

                                     ASSETS

                                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                                        1998            1997
                                                                                   --------------  --------------
CURRENT ASSETS:
  Cash and cash equivalents......................................................  $    5,041,044  $    2,752,399
  Restricted cash and investments................................................      18,508,358      17,561,231
  Accounts receivable, net.......................................................      32,054,707      14,003,688
  Receivables--affiliates........................................................         629,252         633,146
  Other current assets...........................................................       4,588,260       3,828,103
                                                                                   --------------  --------------
    Total current assets.........................................................      60,821,621      38,778,567
                                                                                   --------------  --------------
PROPERTY, PLANT AND EQUIPMENT, net...............................................      76,360,458      52,373,866
                                                                                   --------------  --------------

OTHER ASSETS:
  Receivables--affiliates........................................................       9,167,408       6,381,389
  Restricted investments.........................................................        --             9,216,202
  Cellular license acquisition costs, net........................................     459,731,396     206,694,474
  Deferred costs, net............................................................      17,686,313       9,884,308
  Other intangibles, net.........................................................       8,562,035       9,328,031
  Deposits.......................................................................      67,300,000       5,150,000
  Investments in unconsolidated subsidiaries and other...........................       1,411,711       1,761,002
  Net assets of discontinued operations..........................................        --            20,077,167
                                                                                   --------------  --------------
    Total other assets...........................................................     563,858,863     268,492,573
                                                                                   --------------  --------------
      Total assets...............................................................  $  701,040,942  $  359,645,006
                                                                                   --------------  --------------
                                                                                   --------------  --------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                                        1998            1997
                                                                                   --------------  --------------
CURRENT LIABILITIES:
  Accounts payable...............................................................  $   25,404,208  $   11,708,420
  Accrued expenses...............................................................      14,008,734       7,641,021
  Accrued dividends payable......................................................       7,296,175       1,595,238
  Deferred revenue and customer deposits.........................................       3,215,933       1,979,508
                                                                                   --------------  --------------
    Total current liabilities....................................................      49,925,050      22,924,187
NET LIABILITIES OF DISCONTINUED OPERATIONS.......................................         628,962        --
ACCOUNTS PAYABLE--AFFILIATE......................................................        --             8,206,935
LONG-TERM DEBT...................................................................     448,056,204     335,570,059
DEFERRED CREDITS.................................................................      66,641,994       1,039,000
MINORITY INTERESTS...............................................................      22,948,727      16,954,165
SENIOR EXCHANGEABLE PREFERRED STOCK..............................................     185,513,000        --
CLASS B CONVERTIBLE PREFERRED STOCK..............................................      10,000,000      10,000,000
CLASS C PREFERRED STOCK..........................................................       1,623,329       1,623,329
STOCKHOLDERS' DEFICIT:
  Class A Preferred Stock........................................................         100,000         100,000
  Class A Common Stock, $1 par value, 1,000,000 shares authorized and 473,152
    shares issued and outstanding................................................         473,152         473,152
  Paid-in capital................................................................       5,508,285       5,508,285
  Retained deficit...............................................................     (78,464,761)    (30,841,106)
                                                                                   --------------  --------------
                                                                                      (72,383,324)    (24,759,669)
Less--
Class A Common Stock held in treasury, at cost...................................     (11,913,000)    (11,913,000)
                                                                                   --------------  --------------
  Total stockholders' deficit....................................................     (84,296,324)    (36,672,669)
                                                                                   --------------  --------------
  Total liabilities and stockholders' deficit....................................  $  701,040,942  $  359,645,006
                                                                                   --------------  --------------
                                                                                   --------------  --------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                              SEPTEMBER 30,              SEPTEMBER 30,
                                                                        -------------------------  --------------------------
                                                                            1998         1997          1998          1997
                                                                        ------------  -----------  ------------  ------------
OPERATING REVENUES:
  Wireless service....................................................  $ 19,216,480  $10,215,196  $ 47,769,305  $ 26,487,441
  Wireless roaming....................................................    19,979,904    7,927,129    45,916,023    17,781,657
  Wireless equipment..................................................     1,224,492      383,105     2,502,707       740,538
  Other...............................................................       117,214      195,627       158,020       703,331
                                                                        ------------  -----------  ------------  ------------
    Total operating revenues..........................................    40,538,090   18,721,057    96,346,055    45,712,967
                                                                        ------------  -----------  ------------  ------------
OPERATING EXPENSES:
  Cost of service.....................................................     9,886,446    4,716,089    22,603,067    10,931,862
  Cost of equipment...................................................     2,523,246    1,044,318     5,166,528     2,834,416
  Marketing and selling...............................................     5,576,180    2,991,638    14,855,588     6,913,298
  General and administrative..........................................     6,669,649    2,896,792    16,219,389     8,136,923
  Depreciation and amortization.......................................    13,170,131    4,695,314    29,713,544    11,942,536
                                                                        ------------  -----------  ------------  ------------
    Total operating expenses..........................................    37,825,652   16,344,151    88,558,116    40,759,035
                                                                        ------------  -----------  ------------  ------------
OPERATING INCOME:                                                          2,712,438    2,376,906     7,787,939     4,953,932
OTHER INCOME (EXPENSE):
  Interest income.....................................................       491,810      852,646     3,159,066     1,920,093
  Interest expense....................................................    (9,831,825)  (7,236,173)  (25,039,213)  (17,646,377)
  Other...............................................................        19,077      (39,549)      144,848       (65,386)
                                                                        ------------  -----------  ------------  ------------
    Total other expense, net..........................................    (9,320,938)  (6,423,076)  (21,735,299)  (15,791,670)
LOSS BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES, INCOME TAXES
  AND EXTRAORDINARY ITEMS.............................................    (6,608,500)  (4,046,170)  (13,947,360)  (10,837,738)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES..........................      (582,074)    (512,995)   (1,963,308)   (1,314,312)
                                                                        ------------  -----------  ------------  ------------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS......................    (7,190,574)  (4,559,165)  (15,910,668)  (12,152,050)
INCOME TAX BENEFIT....................................................     2,730,773      194,938     4,864,070       498,758
                                                                        ------------  -----------  ------------  ------------
LOSS FROM CONTINUING OPERATIONS.......................................    (4,459,801)  (4,364,227)  (11,046,598)  (11,653,292)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of income tax
  (benefit) expense of $(6,815,441) and $27,850 for the three months ended September 30, 1998 and 1997, respectively, and $(7,267,566)
  and $80,003 for the nine months ended September 30, 1998 and 1997,
  respectively........................................................   (11,130,733)     623,506   (17,184,832)    1,651,759
                                                                        ------------  -----------  ------------  ------------
LOSS BEFORE EXTRAORDINARY ITEMS.......................................   (15,590,534)  (3,740,721)  (28,231,430)  (10,001,533)
EXTRAORDINARY EXPENSE, net of income tax benefit of $671,000 in 1998
  and $85,392 in 1997.................................................       --           --         (2,643,439)   (2,186,223)
                                                                        ------------  -----------  ------------  ------------
NET LOSS..............................................................   (15,590,534)  (3,740,721)  (30,874,869)  (12,187,756)
DIVIDENDS ON PREFERRED STOCK..........................................    (6,229,702)    (252,387)  (16,748,786)     (727,646)
                                                                        ------------  -----------  ------------  ------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS............................  $(21,820,236) $(3,993,108) $(47,623,655) $(12,915,402)
                                                                        ------------  -----------  ------------  ------------
                                                                        ------------  -----------  ------------  ------------
BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE.....
  Before discontinued operations and extraordinary expense............  $     (22.59) $     (9.76) $     (58.74) $     (26.17)
  Discontinued operations.............................................        (23.53)        1.32        (36.32)         3.49
  Extraordinary expense...............................................       --           --              (5.59)        (4.62)
                                                                        ------------  -----------  ------------  ------------
BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE.....  $     (46.12) $     (8.44) $    (100.65) $     (27.30)
                                                                        ------------  -----------  ------------  ------------
                                                                        ------------  -----------  ------------  ------------
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING......................       473,152      473,152       473,152       473,152
                                                                        ------------  -----------  ------------  ------------
                                                                        ------------  -----------  ------------  ------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                       --------------------------
                                                                                           1998          1997
                                                                                       ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...........................................................................  $(30,874,869) $(12,187,756)
  Adjustments to reconcile net loss to net cash provided by operating activities--
    Depreciation and amortization....................................................    37,399,250    15,473,672
    Amortization of bond premium and financing cost..................................     1,624,390       --
    Deferred income taxes and investment tax credits, net............................   (14,253,819)      486,519
    (Gain) Loss on disposition of assets.............................................       (10,387)       19,632
    Extraordinary loss on financing costv                                                 3,314,439     2,497,598
    Cumulative effect of change in accounting principle..............................     1,162,629       --
    Minority interests in income of subsidiaries.....................................     1,963,308     1,071,342
  Changes in current assets and liabilities--
    Accounts receivable..............................................................   (12,480,566)   (2,056,381)
    Other current assets.............................................................       (49,023)   (1,148,883)
    Accounts payable.................................................................     7,998,999     4,122,827
    Accrued expenses.................................................................    13,169,966    12,429,907
    Deferred revenue and customer deposits...........................................     1,479,843       --
                                                                                       ------------  ------------
      Net cash provided by operating activities......................................    10,444,160    20,708,477
                                                                                       ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............................................................   (41,528,017)  (13,780,956)
  Acquisitions.......................................................................  (333,354,429) (154,784,566)
  Deferred costs.....................................................................       --         (1,592,979)
  Increase in receivable--affiliate..................................................    (1,297,403)   (1,047,284)
  Deposits                                                                              (62,150,000)    3,190,732
  Investments in unconsolidated subsidiaries and other...............................    (1,931,189)  (21,124,176)
  Proceeds on sale of assets.........................................................         6,700       --
                                                                                       ------------  ------------
      Net cash used in investing activities..........................................  (440,254,338) (189,139,229)
                                                                                       ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt.......................................................   284,000,000    95,250,000
  Repayments of long-term debt.......................................................  (172,296,542)     (797,708)
  Cash dividends.....................................................................       --         (8,361,266)
  Issuance of preferred stock........................................................   175,000,000       --
  Issuance of senior notes...........................................................   350,000,000   160,000,000
  Purchase of restricted investments.................................................  (120,976,000)  (66,258,444)
  Maturities of restricted investments...............................................     9,400,000       --
  Interest on restricted investments.................................................    (3,135,934)   (1,553,949)
  Redemption of RTFC subordinated capital certificates...............................       --          1,051,057
  Deferred financing costs...........................................................   (23,868,695)  (10,842,406)
                                                                                       ------------  ------------
      Net cash provided by financing activities......................................   498,122,829   168,487,284
                                                                                       ------------  ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS............................................    68,312,651        56,532
CASH AND CASH EQUIVALENTS, beginning of period
  From continuing operations.........................................................     2,752,399       980,571
  From discontinued operations.......................................................       254,269       628,650
                                                                                       ------------  ------------
        Total cash and cash equivalents, beginning of period.........................     3,006,668     1,609,221
CASH AND CASH EQUIVALENTS, end of period.............................................
  From continuing operations.........................................................     5,041,044     1,084,117
  From discontinued operations.......................................................    66,278,275       581,636
                                                                                       ------------  ------------
        Total cash and cash equivalents, end of period...............................  $ 71,319,319  $  1,665,753
                                                                                       ------------  ------------
                                                                                       ------------  ------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

    The condensed consolidated balance sheets of Dobson Communications Corporation ("DCC") and subsidiaries (collectively with DCC, the "Company") as of September 30, 1998 and December 31, 1997, the condensed consolidated statements of operations for the three and nine months ended September 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

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

1. ORGANIZATION

    The Company, through its predecessors, was organized in 1936 as Dobson Telephone Company and adopted its current organizational structure in 1998. The Company is a provider of rural and suburban wireless telephone services.

1997 REORGANIZATION

    DCC was incorporated as an Oklahoma corporation in February 1997. Under an Agreement and Plan of Reorganization effective February 28, 1997 ("1997 Reorganization"), DCC acquired all of the outstanding Class A Common Stock, Class C Common Stock and Class B Convertible Preferred Stock of Dobson Operating Company ("DOC"). In exchange, the holders of the Class A Common Stock and Class B Convertible Preferred Stock of DOC received equivalent shares of stock of DCC. The holders of Class C Common Stock received 100,000 shares of Class A Preferred Stock of DCC. In addition, DCC assumed all DOC outstanding stock options, substituting shares of DCC Class B Common Stock for the DOC stock subject to options. As a result of the 1997 Reorganization, DCC became the parent company of DOC and the stock of certain subsidiaries of DOC was distributed to DCC.

1998 REORGANIZATIONS

    In conjunction with the January 1998 issuance of 175,000 shares of 12.25% Senior Exchangeable Preferred Stock mandatorily redeemable in 2008 (see Note 5), the Company formed three new subsidiaries: Dobson Cellular Operating Company ("DCOC"), DOC Cellular Subsidiary Company ("DOC Cellular Subsidiary") and Logix Communications Enterprises, Inc. ("Logix"), formerly named Dobson Wireline Company. DCOC was created as the holding company for subsidiaries formed to effect certain wireless acquisitions. DCOC has been designated an unrestricted subsidiary under the Senior Note Indenture which covers the Senior Notes discussed in Note 4. DOC Cellular Subsidiary was created as the holding company for the then existing wireless subsidiaries. Logix was created as the holding company for the Company's incumbent local exchange carrier ("ILEC"), fiber and integrated communications provider ("ICP") operations. Logix was designated an unrestricted subsidiary under the Senior Note Indenture and the Certificate of Designation establishing the Senior Exchangeable Preferred Stock.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

1. ORGANIZATION (CONTINUED)
    On September 30, 1998, the Company adopted a plan to spin off Logix as discussed in Note 3 ("September 1998 Reorganization"). Collectively, the January 1998 Reorganization and the September 1998 Reorganization are known as the "1998 Reorganizations."

2. ACQUISITIONS

RECENT ACQUISITIONS

    On July 29, 1998, the Company purchased the FCC cellular license and certain assets of the California 7 RSA for $21 million. California 7 is located in the Imperial Valley extending from east of San Diego to the Arizona state line.

    On June 16, 1998, the Company acquired an 86.4% interest in the Santa Cruz Cellular Telephone Partnership ("SCCTP") for $31 million. SCCTP owns the cellular license and other assets for the Santa Cruz MSA. The Santa Cruz MSA is located adjacent to the California 4 RSA purchased in April 1998. Subsequent to September 30, 1998, the Company acquired an additional .5% interest in SCCTP for $.2 million.

    On April 1, 1998, the Company acquired all of the capital stock of the corporations which owned the Cellular 2000 Partnership. The Cellular 2000 Partnership owns the FCC cellular license and system for, and certain assets relating to, the California 4 RSA. The total purchase price paid by the Company was $90.9 million. The property is located in central California adjacent to Fresno, Modesto and Yosemite National Park.

    On January 26, 1998, the Company purchased the FCC cellular license for, and certain assets relating to, the Texas 16 RSA for $56.6 million. The property is located in south-central Texas in an area bordered by Austin, Houston and San Antonio.

    On October 1, 1997, the Company purchased for $39.8 million a 75% interest in the Gila River Cellular General Partnership (the "Arizona 5 Partnership"), which owns the cellular license for the Arizona 5 RSA as well as the associated tangible operating assets. Certain affiliates of the Company indirectly owned a 20.6% interest in the Arizona 5 Partnership and received $9.5 million in connection with the acquisition. In addition, the Company loaned $6.1 million to the current partner which acquired a 25% interest in the Arizona 5 Partnership.

    On March 3, 1997, the Company purchased the FCC cellular license for, and certain assets relating to the Maryland 2 RSA for $75.8 million. The property is located to the east of the Washington/Baltimore metropolitan area. This acquisition and the one completed on February 28, 1997 are referred to together as the "Maryland/Pennsylvania Acquisition".

    On February 28, 1997, the Company purchased the FCC cellular licenses for, and certain assets relating to two MSAs and two RSAs located in Maryland and Pennsylvania for $77.6 million. The properties are located immediately outside the Washington/Baltimore metropolitan area.

    The acquisition transactions were accounted for as purchases and, accordingly, their results of operations have been included in the accompanying condensed consolidated statements of operations from the respective dates of acquisition. The unaudited pro forma information set forth below includes the 1998 acquisitions and 1997 acquisitions accounted for as if the purchases occurred at the beginning of the respective periods presented. The unaudited pro forma information is presented for informational

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

2. ACQUISITIONS (CONTINUED)
purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time:

                                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                                              SEPTEMBER 30,           SEPTEMBER 30,
                                                          ----------------------  ----------------------
                                                             1998        1997        1998        1997
                                                          ----------  ----------  ----------  ----------
                                                            ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating revenue.......................................  $   40,904  $   33,365  $  109,832  $   92,996
Loss before discontinued operations and extraordinary
  expense...............................................      (4,658)     (6,694)    (15,515)    (23,633)
Net loss................................................     (15,789)    (13,585)    (48,220)    (45,624)
Net loss applicable to common stockholders..............     (22,019)    (19,197)    (65,862)    (62,430)
Net loss applicable to common stockholders per common
  share.................................................  $   (46.54) $   (40.57) $  (139.20) $  (131.94)

PENDING ACQUISITIONS

    On September 2, 1998, the Company entered into a definitive agreement to acquire the FCC license for, and certain assets relating to, the Texas 10 RSA for $55.0 million, subject to adjustment. Texas 10 is located in central Texas. In September 1998, the Company placed $3 million into escrow pending closing of the acquisition. The acquisition is expected to close in the fourth quarter of 1998.

    On August 20, 1998, the Company entered into a definitive agreement to purchase the FCC license for the Ohio 2 RSA for $39.3 million, subject to adjustment. In September 1998, the Company placed $39.3 million into escrow pending closing of the acquisition. The Company expects to enter into agreements with AirTouch to acquire the subscribers and to lease certain equipment necessary to operate Ohio 2. The license covers the area in north central Ohio near Sandusky. The acquisition is expected to close in the fourth quarter of 1998. See Note 4 for discussion of financing arrangements.

    As of July 28, 1998, the Company entered into a definitive agreement to acquire Sygnet Wireless, Inc. ("Sygnet Acquisition") through a merger valued at approximately $647.5 million. Sygnet owns and operates cellular systems in Ohio, Pennsylvania and New York covering an estimated population base of 2.4 million people. In July 1998, the Company placed $25 million into escrow pending closing of the acquisition. The Sygnet acquisition is expected to close in the fourth quarter of 1998.

3. DISCONTINUED OPERATIONS

    On September 30, 1998, the Company's Board of Directors authorized the distribution of the wireline segment to the holders of the Company's common stock on a tax-free basis, subject to the receipt of a private letter ruling from the Internal Revenue Service ("IRS") under Internal Revenue Code 355(e). The request was filed with the IRS on October 6, 1998, and a ruling is expected in the second quarter of 1999. The wireline segment, which consists of Logix and its subsidiaries, operates as an ICP under the LOGIX-SM- brand name in Oklahoma and Texas, owns local telephone exchanges in Oklahoma and operates regional fiber optic transmission networks in Oklahoma, Texas and Colorado. Pursuant to Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

3. DISCONTINUED OPERATIONS (CONTINUED)
of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," the consolidated financial statements have been restated for all periods presented to reflect the wireline operations, assets and liabilities as discontinued operations.

    The assets and liabilities of such operations have been classified as "Net assets (liabilities) of discontinued operations" on the condensed consolidated balance sheets and consist of the following:

                                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                                1998           1997
                                                                            -------------  ------------
                                                                                 ($ IN THOUSANDS)
Cash and cash equivalents.................................................   $    66,278    $      254
Restricted investments--current...........................................        43,448        --
Other current assets......................................................        14,090         2,758
Property, plant and equipment, net........................................        54,097        35,976
Restricted investments--non-current.......................................        79,533        --
Goodwill..................................................................       124,481        --
Other assets..............................................................        20,896        12,965
                                                                            -------------  ------------
  Total assets............................................................       402,823        51,953
Current liabilities.......................................................        26,184         2,544
Long-term debt, net of current portion....................................       376,544        27,498
Other liabilities.........................................................           724         1,834
                                                                            -------------  ------------
  Total liabilities.......................................................       403,452        31,876
                                                                            -------------  ------------
Net assets (liabilities) of discontinued operations.......................   $      (629)   $   20,077
                                                                            -------------  ------------
                                                                            -------------  ------------

    The net income from operations of the wireline segment was classified on the condensed consolidated statement of operations as "Income (loss) from discontinued operations." Summarized results of discontinued operations are as follows:

                                                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                                             ---------------------  ---------------------
                                                                1998       1997        1998       1997
                                                             ----------  ---------  ----------  ---------
                                                                           ($ IN THOUSANDS)
Net revenues...............................................  $   25,541  $   5,229  $   40,176  $  15,221
Income (loss) from continuing operations before income
  taxes....................................................     (17,946)       651     (23,753)     1,949
Income tax benefit (provision).............................       6,815        (27)      7,268        (80)
Extraordinary item.........................................      --         --          --           (217)
Cumulative effect of change in accounting principle........      --         --            (700)    --
Income from discontinued operations........................     (11,131)       624     (17,185)    (1,652)

    The net cash flows of the wireline segment have been reported in the condensed consolidated statements of cash flows as "Net cash (used in) provided by discontinued operations."

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

4. LONG-TERM DEBT

    The Company's long-term debt consists of the following:

                                                                         SEPTEMBER 30,    DECEMBER 31,
                                                                              1998            1997
                                                                         --------------  --------------
Revolving credit facilities............................................  $  284,000,000  $  171,513,855
DCC Senior Notes.......................................................     160,000,000     160,000,000
Other notes payable....................................................       4,056,204       4,056,204
                                                                         --------------  --------------
  Total long-term debt.................................................  $  448,056,204  $  335,570,059
                                                                         --------------  --------------
                                                                         --------------  --------------

REVOLVING CREDIT FACILITIES

    On March 25, 1998, the Company's subsidiary DCOC established a $200 million senior secured credit facility (the "DCOC Credit Facility"). DCOC's obligations under the DCOC Credit Facility are secured by all current and future assets of DCOC. As of September 30, 1998, $143 million was outstanding under the DCOC Credit Facility. At the same time, the Company's subsidiary DOC established a $250 million senior secured credit facility (the "DOC Bank Facility") to replace its existing revolving credit facility established on February 28, 1997 and discussed below. The DOC Bank Facility is secured by all of DOC's stock and the stock or partnership interests of its restricted subsidiaries and all assets of DOC and its restricted subsidiaries. DCOC is designated an unrestricted subsidiary with regard to the DOC Facility. The Company and DOC's wholly owned subsidiaries other than Logix and the Arizona 5 Partnership have guaranteed DOC's obligations under the DOC Bank Facility. As of September 30, 1998, $141 million was outstanding under the DOC Bank Facility. The DCOC Credit Facility and the DOC Bank Facility require the Company to maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding the Company's ability to meet its debt service obligations. Interest on borrowings under the new credit agreements accrue at variable rates (weighted average rate of approximately 6.9% at September 30, 1998). Initial proceeds were used primarily to refinance existing indebtedness and finance the 1998 acquisitions described above. The Company expects to use the remaining availability to finance capital expenditures, consummate future acquisitions and fund general corporate operations. The facilities will terminate in 2006.

    In connection with the closing of the DOC Bank Facility, the Company extinguished its then existing credit facility and recognized a pretax loss of approximately $3.3 million as a result of writing off previously capitalized financing costs associated with the revolving credit facility. Such amount is included in the Company's condensed consolidated statement of operations, net of tax, for the nine months ended September 30, 1998 as an extraordinary expense.

    In April 1997, the Company entered into an interest rate hedge agreement terminating on April 24, 2002 to hedge the Company's interest expense on $160 million of its indebtedness under the revolving credit facilities. Subsequent to September 30, 1998, the counterparty exercised its rights under the swap agreement, fixing the interest rate at 6.13% plus a factor based on the Company's leverage. The Company accounts for this as a hedge.

    On February 28, 1997, the Company's bank credit agreement was amended and restated to provide the Company with a $200 million revolving credit agreement facility maturing in 2005 ("1997 Credit Facility"). Interest on borrowings under the credit agreement accrued at a variable rate. Initial proceeds were used to refinance existing indebtedness, finance the Maryland/Pennsylvania Acquisition described in

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

4. LONG-TERM DEBT (CONTINUED)
Note 2 and for general corporate purposes, including $7.5 million to pay a dividend to holders of its Class A Common Stock. In connection with the closing of the revolving credit facility, the Company extinguished its then existing credit facility, and recognized a pretax loss of approximately $2.5 million as a result of writing off previously capitalized financing costs associated with the old revolving credit facility. This loss has been reflected as an extraordinary item, net of tax, in the Company's condensed consolidated statement of operations for the nine months ended September 30, 1997.

SENIOR NOTES

    On February 28, 1997, the Company issued $160 million of 11.75% Senior Notes maturing in 2007 ("DCC Senior Notes"). The net proceeds were used to finance the Maryland/Pennsylvania Acquisition described above and to purchase securities pledged to secure payment of the first four semi-annual interest payments on the notes, which began on October 15, 1997. The pledged securities are reflected as restricted cash and investments in the Company's condensed consolidated balance sheets. The DCC Senior Notes are redeemable at the option of the Company in whole or in part, on or after April 15, 2002, initially at 105.875%. Prior to April 15, 2000, the Company may redeem up to 35% of the principal amount of the DCC Senior Notes at 111.750% with proceeds from sales of stock, provided that after any such redemption at least $104 million remains outstanding.

SYGNET FINANCING

    On July 20, 1998, in connection with the pending Sygnet Acquisition, the Company received commitments for a new $450 million credit facility to be secured by the assets acquired in the Sygnet Acquisition. The Company also obtained commitments for bridge financing in the aggregate of $280 million. The Company is presently exploring alternative financing to replace these existing commitments, in whole or in part. Although the Company has commitments in place that will allow it to close the Sygnet Acquisition, it is still evaluating financing options and has not yet determined the final capital structure.

5. PREFERRED STOCK

    In January 1998, the Company issued 175,000 shares of 12.25% Senior Exchangeable Preferred Stock mandatorily redeemable in 2008 for $1,000 per share. Holders of the preferred stock are entitled to cumulative quarterly dividends from the date of issuance and a liquidation preference of $1,000 per share with rights over the other classes of capital stock. In 1998, the Company has issued cumulative quarterly dividends in the form of 10,513 additional shares of preferred stock (having a liquidation preference of $10.5 milion) which represented non-cash financing activity, and thus are not included in the accompanying condensed consolidated statement of cash flows. On and before January 15, 2003, the Company may pay dividends, at its option, in cash or in additional shares having an aggregate liquidation preference equal to the amount of such dividends. Additionally, the preferred stock is redeemable at the option of the Company on or after January 15, 2003. Holders of the preferred stock have no voting rights.

6. RESTRICTED CASH AND INVESTMENTS

    Restricted cash and investments consist of securities pledged to secure payment of interest on the DCC Senior Notes through April 1999.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

7. TAXES

    The income tax benefit amounts for the nine months ended September 30, 1998 and 1997 differ from amounts computed at the statutory rate due primarily to net operating losses for which no benefit has been recognized.

8. EARNINGS PER COMMON SHARE

    Basic loss per common share is computed by the weighted average number of shares of common stock outstanding during the year. Diluted net loss per common share has been omitted because the impact of stock options and convertible preferred stock on the Company's net loss per common share is anti-dilutive.

9. RECENT PRONOUNCEMENTS

    In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Derivatives and Hedging ("SFAS 133"). SFAS 133 establishes uniform hedge accounting criteria for all derivatives requiring companies to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Under SFAS 133, derivatives will be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value recognized as a component of comprehensive income or in current earnings. SFAS 133 will be effective for fiscal years beginning after June 15, 1999. The Company has not yet evaluated the impact of adopting SFAS 133 and has not determined the timing or method of adoption of SFAS 133.

10. COMMITMENTS

    Effective December 6, 1995 (amended December 20, 1995, June 24, 1997 and September 30, 1998), the Company entered into an equipment supply agreement in which the Company agreed to purchase approximately $65 million of cell site and switching equipment between June 24, 1997 and November 23, 2001 to update the cellular systems for newly acquired and existing MSAs and RSAs. Of this commitment, approximately $34.6 million remained at September 30, 1998.

    The Company entered into an additional equipment supply agreement with a second vendor on January 13, 1998. The Company agreed to purchase approximately $81 million of cell site and switching equipment between January 13, 1998 and January 12, 2002 to update the cellular systems for newly acquired and existing MSAs and RSAs. Of this commitment, $67 million remained at September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

    Dobson Communications Corporation is a provider of rural and suburban wireless telephone services. Since it commenced providing wireless service in 1990 in Oklahoma and the Texas Panhandle, the Company has rapidly expanded its wireless operations with an acquisition strategy targeting underdeveloped rural and suburban areas which have a significant number of potential customers with substantial needs for wireless communications. At September 30, 1998, the Company's cellular systems covered 2.8 million Pops ("Pops" means the estimate of the 1998 population of an MSA or RSA as derived from the Cellular Telephone
Atlas: 1998 by Paul Kagan Associates, Inc.) and had 163,020 subscribers in Arizona, California, Kansas, Maryland, Missouri, Oklahoma, Pennsylvania and Texas. In July 1998, the Company entered into an agreement to acquire Sygnet Wireless, Inc. for $337.5 million (the "Sygnet Acquisition") plus the assumption of liabilities. Sygnet owns and operates a large cluster of cellular systems covering 2.4 million Pops in New York, Ohio and Pennsylvania. On September 2, 1998, the Company placed $39.3 million into escrow for the purchase of the FCC license for Ohio 2 RSA. In addition, the Company entered into a definitive agreement on September 2, 1998 to acquire the FCC license and certain assets relating to the Texas 10 RSA for $55.0 million.

DISCONTINUED OPERATIONS

    The Company, through its subsidiary Logix Communications Enterprises, Inc. ("Logix"), provides integrated local, long distance, data and other wireline telecommunications services to small and medium-sized business customers throughout the southwest United States. Logix operates long-haul fiber optic facilities in Oklahoma, Texas and Colorado and incumbent local exchange services in Oklahoma. In 1997, Logix began offering integrated communication provider ("ICP") services in Oklahoma and since its acquisition of American Telco Inc. and its affiliate, American Telco Network Services, Inc. (the "American Telco Acquisition") on June 15, 1998, has offered these services in several major Texas cities. The Company intends to distribute the stock of Logix to the Company's shareholders, subject to receipt of a favorable tax ruling from the Internal Revenue Service. Logix is accounted for as a discontinued operation in the Company's condensed consolidated financial statements.

ACQUISITIONS

    The following table sets forth the cellular markets and systems acquired by the Company in 1997 and 1998 and pending acquisitions:

ACQUISITION (OWNERSHIP % IF LESS THAN 100%)                                                       DATE
-----------------------------------------------------------------------------  PURCHASE PRICE   ---------
                                                                               ---------------
                                                                                (IN MILLIONS)
Sygnet.......................................................................     $   647.5       Pending
Texas 10.....................................................................     $    55.0       Pending
Ohio 2.......................................................................     $    39.3       Pending
California 7 (1).............................................................     $    21.0       7/29/98
Santa Cruz (86.89%) (1)......................................................     $    31.2       6/16/98
California 4 (1).............................................................     $    90.9        4/1/98
Texas 16 (1).................................................................     $    56.6       1/26/98
Arizona 5 (75%) (2)..........................................................     $    39.8       10/1/97
East Maryland (2)............................................................     $    75.8        3/3/97
West Maryland (2)............................................................     $    77.6       2/28/97

------------------------

(1) Collectively, the Texas 16, California 4, Santa Cruz and California 7 acquisitions comprise the "1998 Acquisitions."

(2) Collectively, the West Maryland, East Maryland and Arizona 5 acquisitions comprise the "1997 Acquisitions."

    The Company's wireless operations are located in three regions, the East Region (Maryland and Pennsylvania), the Central Region (Kansas, Missouri, Oklahoma and Texas) and the West Region (California and Arizona).

REVENUE

    The wireless revenues of the Company consist of service, roaming and equipment revenues. The Company's results have been affected by an industry trend of declining average revenue per minute, as competition among service providers has led to reductions in rates for airtime, access and other charges. The Company believes that the impact of this trend will be mitigated by increases in the number of wireless telecommunications subscribers and the number of minutes of usage per subscriber. There has also been a broad trend in the wireless telecommunications industry of declining average revenue per subscriber. The Company believes that the downward trend is primarily the result of the addition of new lower usage customers who utilize cellular services for personal convenience, security or as a backup for their traditional landline telephone.

    Roaming accounted for 49.3%, 42.3%, 47.7% and 38.9% of the Company's wireless revenue for the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997, respectively. While the industry trend is to reduce roaming rates, the Company believes that its roaming rates are generally lower than rates offered by others in or near the Company's systems and that its roaming rates are not materially impacted by this trend; however, there can be no assurance that such trend will not materially impact the Company in the future. The Company's roaming yield (roamer service revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes of use) was $.58, $.62, $.72 and $.70 for the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997, respectively.

    The Company's year-to-date wireless churn rate has decreased since 1997 due to improved retention in the Maryland/Pennsylvania properties and the addition of the Texas 16, California 4 and Santa Cruz acquisitions which have experienced a low churn rate. The Company's year-to-date cellular penetration rates increased in 1998 compared to the period ended September 30, 1997 as a result of acquisitions and incremental penetration gain on existing markets.

    In recent years, the Company and other wireless companies have increased the use of discounts on phone equipment and free phone promotions as competition between service providers has intensified. As a result, the Company has incurred, and expects to continue to incur, losses on wireless equipment sales. While the Company expects to continue these discounts and promotions, the Company believes that the use of such promotions will result in increased revenue from increases in the number of wireless subscribers.

COSTS AND EXPENSES

    The Company's primary operating expense categories include cost of service and equipment, marketing and selling, general and administrative and depreciation and amortization.

    Cost of service consists primarily of costs to operate and maintain the Company's facilities utilized in providing service to customers and amounts paid to third-party cellular providers for providing service to the Company's subscribers. Cost of equipment represents the cost associated with wireless telephone equipment sold to customers.

    Marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell wireless products. Commissions are paid to direct sales personnel for new business generated. Independent sales agents receive commissions for generating new sales and ongoing sales to existing customers.

    General and administrative costs include all infrastructure costs such as customer support, billing, collections, and corporate administration.

    Depreciation and amortization relate primarily to switching and cell site equipment and license costs.

    The size and scope of the Company's wireless operations increased substantially as a result of acquisitions in 1997 and 1998, and will increase further upon consummation of the pending acquisitions. Although the Company's EBITDA (earnings before interest expense, income taxes, depreciation and amortization, other income, discontinued operations and extraordinary items) has increased as a result of acquisitions made to date and will increase further as a result of the pending acquisitions, the increased amortization and interest expense and dividends associated with the Senior Notes, additional bank borrowings and Senior Preferred Stock resulted in increased losses in 1997 and the first nine months of 1998. Losses are expected to increase following the completion of the pending acquisitions and will continue until the Company expands the acquired systems and increases its subscriber base. Acquisitions have affected the comparability of the historical results of operations for the periods discussed and such results may not be indicative of future performance.

RESULTS OF OPERATIONS

    In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statements.

    THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED
     SEPTEMBER 30, 1997

    OPERATING REVENUE. For the three months ended September 30, 1998, total operating revenue increased $21.8 million, or 116.5%, to $40.5 million from $18.7 million for the comparable period in 1997.

                                                                        THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                       --------------------
                                                                         1998       1997
                                                                       ---------  ---------
                                                                          (IN THOUSANDS)
Operating revenue:
  Wireless service...................................................  $  19,216  $  10,215
  Wireless roaming...................................................     19,980      7,927
  Wireless equipment.................................................      1,225        383
                                                                       ---------  ---------
                                                                          40,421     18,525
Other revenue........................................................        117        196
                                                                       ---------  ---------
  Total..............................................................  $  40,538  $  18,721
                                                                       ---------  ---------
                                                                       ---------  ---------

    Wireless service revenue increased $9.0 million, or 88.1%, to $19.2 million for the three months ended September 30, 1998 from $10.2 million in the same period of 1997. Of the increase, $7.0 million was attributable to the Arizona 5 and 1998 Acquisitions. The remaining $2.0 million was primarily attributable to increased penetration and usage in the Central and East Regions. The Company's wireless subscriber base increased 91.4% to 163,020 at September 30, 1998 from 85,185 at September 30, 1997. The Company's average monthly wireless service revenue per subscriber decreased .3% to $40.53 for the three months ended September 30, 1998 from $40.67 for the comparable period in 1997 due to competitive market pressures.

    Wireless roaming revenue increased $12.1 million, or 152.0%, to $20.0 for the three months ended September 30, 1998 from $7.9 million for the comparable period of 1997. Of the increase, $10.0 million was attributable to the Arizona 5 and 1998 Acquisitions. The remaining $2.1 million was primarily attributable to increased roaming minutes in the Central and East Regions due to expanded coverage area and usage in these markets.

    Wireless equipment sales of $1.2 million for the three months ended September 30, 1998 represented an increase of $.8 million, or 219.6%, from $.4 million in the same period of 1997, as the Company made an effort to generate more revenue per phone sold in the current period. The increase is also due to increases in the volume of sales related to growth in subscribers.

    COST OF SERVICE. For the three months ended September 30, 1998, cost of service increased $5.2 million, or 109.6%, to $9.9 million from $4.7 million for the comparable period in 1997. Of the increase, $4.3 million was attributable to the Arizona 5 and 1998 Acquisitions. The remaining $.9 million was primarily attributable to increased subscribers and minutes of use in the Central and East Regions and expanded use of rerating agreements with wireless providers adjacent to the Company's markets. As a percentage of wireless service and roaming revenue, cost of wireless service decreased slightly to 25.2% in the third quarter of 1998 from 26.0% in the comparable period of 1997.

    COST OF EQUIPMENT. For the three-month period ended September 30, 1998, cost of wireless equipment increased $1.5 million, or 141.6%, to $2.5 million from $1.0 million in the comparable period of 1997, due to increases in the volume of sales related to growth in subscribers and a higher per unit cost in the West Region.

    MARKETING AND SELLING COSTS. Marketing and selling costs increased $2.6 million, or 86.4%, to $5.6 million for the three-month period ended September 30, 1998 from $3.0 million in the comparable period of 1997. As a percentage of total operating revenue, marketing and selling costs decreased to 13.8% in the third quarter of 1998 from 16.0% in the same period of 1997. The decrease was primarily due to efficiencies of scale attained as a result of acquisitions and a reduction in commissions as a percentage of revenue. The number of gross wireless subscribers added in the third quarter of 1998 was 17,009. The number of gross wireless subscribers added in the third quarter of 1997 was 9,031.

    GENERAL AND ADMINISTRATIVE COSTS. For the three-month period ended September 30, 1998, general and administrative costs increased $3.8 million, or 130.2%, to $6.7 million from $2.9 million for the same period in 1997. As a percentage of total operating revenue, general and administrative costs increased to 16.5% in the third quarter of 1998 from 15.5% in the comparable period of 1997. The increase was primarily due to increased billing costs as a result of the growth in wireless subscribers, the Arizona 5 and 1998 Acquisitions and increased salary costs resulting from additional administrative personnel.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the three months ended September 30, 1998, depreciation and amortization expense increased $8.5 million, or 180.5%, to $13.2 million in the third quarter of 1998 from $4.7 million in the same period of 1997. Depreciation and amortization of assets acquired in the Arizona 5 and 1998 Acquisitions accounted for $8.4 million of the increase in the third quarter of 1998 compared to the same period of 1997.

    INTEREST INCOME. For the three months ended September 30, 1998, interest income of $.5 million was a result of interest earned on securities purchased with proceeds from the Senior Notes. As the Company continues to utilize the securities to fund semi-annual interest payments, interest income will decline.

    INTEREST EXPENSE. For the third quarter of 1998, interest expense increased $2.6 million, or 35.9%, to $9.8 million from $7.2 million in the comparable period of 1997. The increase was primarily a result of increased borrowings in 1998 to finance the Company's acquisitions.

    NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER
     30, 1997

    OPERATING REVENUE. For the nine months ended September 30, 1998, total operating revenue increased $50.6 million, or 110.8%, to $96.3 million from $45.7 million for the comparable period in 1997.

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Operating revenue:
  Wireless service......................................................  $  47,769  $  26,487
  Wireless roaming......................................................     45,916     17,782
  Wireless equipment....................................................      2,503        741
                                                                          ---------  ---------
                                                                             96,188     45,010
Other revenue...........................................................        158        703
                                                                          ---------  ---------
    Total...............................................................  $  96,346  $  45,713

    Wireless service revenue increased $21.3 million, or 80.3%, to $47.8 million in the first nine months of 1998 from $26.5 million in the same period of 1997. Of the increase, $16.4 million was attributable to the 1998 Acquisitions and 1997 Acquisitions and the remaining $4.9 million was attributable to increased penetration and usage in the Central and East Regions. The Company's wireless subscriber base increased 91.4% to 163,020 at September 30, 1998 from 85,185 at September 30, 1997. Approximately 54,417 subscribers were added since September 30, 1997 as a result of the Arizona 5 and 1998 Acquisitions. The Company's average monthly wireless service revenue per subscriber decreased 3.7% to $39.58 for the nine months ended September 30, 1998 from $41.08 for the comparable period in 1997 due to the addition of new lower rate subscribers in the East Region and competitive market pressures.

    Wireless roaming revenue increased $28.1 million, or 158.2%, to $45.9 million in the first nine months of 1998 from $17.8 million for the comparable period of 1997. Of the increase, $24.1 million was attributable to the 1998 Acquisitions and 1997 Acquisitions and the remaining $4.0 million was primarily attributable to increased roaming minutes in the Central and East Regions due to expanded coverage area and usage in these markets.

    Wireless equipment sales of $2.5 million in the first nine months of 1998 represented an increase of $1.8 million, or 238%, from $.7 million in the same period of 1997, as the Company sold more equipment during the first nine months of 1998.

    COST OF SERVICE. For the nine months ended September 30, 1998, cost of service increased $11.7 million, or 106.8%, to $22.6 million from $10.9 million for the comparable period in 1997. Of the increase, $10.0 million was attributable to the 1998 Acquisitions and 1997 Acquisitions and the remaining $1.7 million was primarily attributable to increased subscribers and minutes of use in the Central and East Regions and expanded use of rerating agreements with wireless providers adjacent to the Company's markets. As a percentage of wireless service and roaming revenue, cost of wireless service decreased slightly to 24.1% in the first nine months of 1998 from 24.7% in the comparable period of 1997.

    COST OF EQUIPMENT. For the nine-month period ended September 30, 1998, cost of wireless equipment increased $2.4 million, or 82.3%, to $5.2 million from $2.8 million in the first nine months of 1997, primarily from increases in the volume of equipment sold due to the growth in subscribers.

    MARKETING AND SELLING COSTS. Marketing and selling costs increased $8.0 million, or 114.9%, to $14.9 million in the first nine months of 1998 from $6.9 million in the comparable period of 1997. As a percentage of total operating revenue, marketing and selling costs increased slightly to 15.4% in the first nine months of 1998 from 15.1% in the same period of 1997. The increase in dollars was primarily due to the higher level of cellular wireless subscribers added period to period and additional personnel added in 1998. Gross wireless subscribers added in the first nine months of 1998 was approximately 48,882. The number of gross wireless subscribers added in the first nine months of 1997 was 22,273.

    GENERAL AND ADMINISTRATIVE COSTS. For the nine-month period ended September 30, 1998, general and administrative costs increased $8.1 million, or 99.3%, to $16.2 million from $8.1 million for the same period in 1997. As a percentage of total operating revenue, general and administrative costs decreased to 16.8% in the first nine months of 1998 from 17.8% in the comparable period of 1997. The dollar increase was primarily due to increased billing costs as a result of the growth in wireless subscribers, the 1997 and 1998 Acquisitions and increased salary costs resulting from additional administrative personnel. The decrease as a percentage of total operating revenue is a result of the Company's strategy to integrate new operations in its existing management structure and a reduction in the Company's uncollectible rate.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the nine months ended September 30, 1998, depreciation and amortization expense increased $17.8 million, or 148.8% to $29.7 million in the first nine months of 1998 from $11.9 million in the same period of 1997. Depreciation and amortization of assets acquired in acquisitions accounted for $17.7 million of the increase in the first nine months of 1998 compared to the same period of 1997. The remaining increase relates to additions in existing markets.

    INTEREST INCOME. For the nine months ended September 30, 1998, interest income of $3.2 million was a result of interest earned on securities purchased with proceeds from the Senior Notes to fund the first four semi-annual interest payments.

    INTEREST EXPENSE. For the first nine months of 1998, interest expense increased $7.4 million, or 41.9%, to $25 million from $17.7 million in the comparable period of 1997. The increase was primarily a result of increased borrowings in the first nine months of 1998 to finance the Company's acquisitions.

    EXTRAORDINARY EXPENSE. In 1998 and 1997, the Company incurred an extraordinary pretax loss of approximately $3.3 million and $2.3 million, respectively, as a result of writing off previously capitalized financing costs associated with revolving credit facilities that were refinanced in March 1998 and February 1997.

IMPACT OF YEAR 2000 ISSUE

    The Year 2000 issue is the result of computer programming being written using two digits rather than four to define the applicable year. Any of the Company's systems, as well as those of key suppliers and customers, that have date sensitive logic may interpret a date using "00" as the year 1900 rather than 2000. This may result in inaccurate processing or possible system failure causing potential disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, supply services or engage in similar normal business activities.

    In April 1998, the Company established a multi-disciplined team to perform a Year 2000 impact analysis for the Company. The team consists of representatives from each of the lines of business, as well as representatives from key corporate departments, and is headed by a full-time Year 2000 compliance manager. The team created a Year 2000 assessment methodology which brought a structured approach to the assessment and management reporting process, as well as disaster recovery approach.

    To date, the Company has completed an inventory of its automated systems and services and an impact analysis that identified significant risk areas by line of business, specific compliance requirements and costs and estimated completion dates for affected systems. All of the Company's automated systems and services are or will be Year 2000 compliant by the end of the second quarter of 1999.

    The Company does not have large scale legacy applications used by many telecommunications providers. From an information systems standpoint, the Company has historically relied on outsourcing relationships for most of its business and operational support applications. Those applications that have not been outsourced to service providers have been deployed using packaged software from outside vendors. Management has also focused on evaluating software systems of pending acquisitions. As a result, the remediation phase is not focused on a large scale in-house effort, but on identification of third party systems and services that are not currently Year 2000 compliant and oversight of third party compliance efforts.

    The results of the impact analysis revealed that for most of the Company's information systems, services and telecommunications infrastructure, Year 2000 compliant versions will be included as a part of existing maintenance and/or service agreements at no additional cost to the Company and should be in place and tested by the second quarter of 1999. The Company estimates total costs of approximately $.5 million to upgrade or replace those systems that are not Year 2000 compliant and will not be upgraded through existing maintenance or service agreements. In addition, the Company's contingency plan for the Year 2000 is encompassed by a disaster recovery plan for the business which will be in place by the end of the second quarter of 1999.

    The Company will continue to analyze systems and services that utilize date-embedded codes that may experience operational problems when the Year 2000 is reached. The Company will continue communicating with third party vendors of systems software and equipment, suppliers of telecommunications capacity and equipment, roaming partners customers and others with which it does business to coordinate Year 2000 compliance. To further mitigate risks, the Company will conduct its own Year 2000 tests on mission critical systems as Year 2000 compliant versions are released by vendors.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's wireless operations require substantial capital to acquire, construct and expand wireless telephone systems and to fund operating requirements. The Company has financed its wireless operations through bank debt and the sale of debt and equity.

    At September 30, 1998, the Company had working capital of $10.9 million (a ratio of current assets to current liabilities of 1.2:1) and an unrestricted cash balance of $5.0 million, which compares to working capital of $15.9 million (a ratio of current assets to current liabilities of 1.7:1) and an unrestricted cash balance of $2.8 million at December 31, 1997.

    The Company's net cash provided by operating activities totaled $10.4 million for the nine-month period ended September 30, 1998 compared to $20.7 million for the same period of 1997. The decrease of $10.3 million was primarily due to the Company's net loss for the 1998 period, of which $17.2 million related to discontinued operations, offset by net changes in current assets and liabilities, depreciation and amortization and deferred income taxes and investment tax credits.

    Net cash used in investing activities totaled $440.3 million and $189.1 million for the nine months ended September 30, 1998 and 1997, respectively. The 1998 investing activities principally related to acquisitions, escrow deposits and capital expenditures. Of the 1998 investing activities, discontinued operations accounted for approximately $17.8 million of capital expenditures and $131.5 of acquisition expenditures (for the acquisition of Houston-based American Telco, Inc. and its subsidiary, American Telco Network Services, Inc., in June 1998). In 1997, investing activities consisted primarily of acquisitions of wireless systems in the East Region, as well as capital expenditures.

    Net cash provided by financing activities was $498.1 million for the nine months ended September 30, 1998 compared to $168.5 million for the nine months ended September 30, 1997. Financing activities for the nine months ended September 30, 1998 consisted primarily of $284 million of proceeds from long-term debt and $175 million of proceeds from the issuance of Senior Exchangeable Preferred Stock ("Senior Preferred Stock"), offset by the repayment of $171.5 million of bank debt and approximately $12.7 million of deferred financing costs incurred in connection with the issuance of Senior Preferred Stock and the establishment of new credit facilities in March 1998 discussed below. In 1998, financing activities of the discontinued operations provided proceeds of $350 million from the issuance of 12.25% Senior Notes. Approximately $11.2 million of deferred financing costs were incurred in connection with this Senior Notes offering.

    In March 1998, the Company's subsidiary Dobson Cellular Operations Company ("DCOC") established a $200 million senior secured credit facility (the "DCOC Facility"), with an additional $75 million committed for future acquisitions. DCOC's obligations under the DCOC Facility are secured by all existing and future assets of DCOC, and are guaranteed by DCOC's subsidiaries. In addition, the Company's subsidiary Dobson Operating Company ("DOC") established a $250 million senior secured credit facility (the "DOC Facility") to replace a prior bank facility. The DOC Facility is secured by all of DOC's stock and the stock or partnership interests of its restricted subsidiaries and all assets of DOC and its restricted subsidiaries. DCOC is designated an unrestricted subsidiary with regard to the DOC Facility. The Company and DOC's wholly owned subsidiaries other than Logix and the Arizona 5 Partnership have guaranteed DOC's obligations under the DOC Facility. The DCOC Facility and the DOC Facility require the Company to maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding the Company's ability to meet its debt service obligations.

    The DOC Facility and DCOC Facility each amortize quarterly beginning June 30, 2000 and terminate on June 30, 2006. At September 30, 1998, the Company has unused credit available of $109 million under the DOC Facility and $57 million under the DCOC Facility, subject to covenant limitations. The Senior Notes mature in 2007. The Company's ability to repay or refinance indebtedness upon maturity will depend upon, among other things, its financial condition at the time, the restrictions on its indebtedness and other factors, including market conditions, beyond the control of the Company.

    In April 1997, the Company entered into an interest rate hedge agreement terminating on April 24, 2002 to hedge the Company's interest expense on $160 million of indebtedness under its revolving credit facilities. Subsequent to September 30, 1998, the counterparty exercised its rights under the swap agreement, fixing the interest rate at 6.13% plus a factor based on the Company's leverage. The Company accounts for this as a hedge.

    The minority partners in the Company's partnerships that own certain of its wireless operations receive distributions equal to their share of the profit multiplied by estimated income tax rates. Under the Company's bank credit agreements, the Company's minority partners are not entitled to receive any cash distributions in excess of amounts required to meet income tax obligations until all indebtedness of their respective partnerships to the Company is paid or extinguished.

    The Company's capital expenditures (excluding cost of acquisitions and discontinued operations) were $23.7 million for the nine months ended September 30, 1998 and the Company expects its capital expenditures (excluding cost of acquisitions) to be approximately $30.2 million for all of 1998. The Company has not budgeted any amounts to be expended in 1998 or 1999 with respect to the systems which may be acquired in pending acquisitions or the Company's PCS system. The amount and timing of capital expenditures may vary depending on the rate at which the Company expands and develops its wireless systems and whether the Company consummates additional acquisitions.

    The Company has agreed to purchase approximately $65 million of cell site and switching equipment between June 1997 and November 2001. Of this commitment, approximately $34.6 million remained at September 30, 1998. Under another equipment supply agreement, the Company agreed to purchase approximately $81 million of cell site and switching equipment by January 13, 2002. Of this commitment, $67 million remained at September 30, 1998.

    The Company has budgeted in 1999 approximately $8.8 million related to the systems which may be acquired in the acquisitions of Texas 10 ($5.6 million) and Ohio 2 ($3.2 million).

    In April 1997, the Company was granted PCS licenses in nine markets in Oklahoma, Kansas and Missouri. The Company financed $4.1 million of the $5.1 million purchase price with government loans secured by liens on the PCS licenses at an annual interest rate of 6.25%, amortizing quarterly over eight years beginning in 1999. The Company is required to build out systems covering 25% of the population covered by each of the PCS licenses by 2002. The Company currently anticipates that the cost to build out the minimum PCS system will be $10.0 million to $30.0 million. The actual amount of the expenditures will depend on the PCS technology selected by the Company, the extent of the Company's buildout, the costs at the time of buildout and the extent the Company must bear the expense of relocating incumbent microwave licensees, as mandated by FCC rules. The Company has not budgeted any amounts for capital expenditures in 1998 or 1999 with respect to the buildout of a PCS system.

    On July 20, 1998, in connection with the pending Sygnet Acquisition, the Company received commitments for a new $450 million credit facility to be secured by the assets acquired in the Sygnet Acquisition. The Company also obtained commitments for bridge financing in the aggregate of $280 million. The Company is presently exploring alternative financing to replace these existing commitments, in whole or in part. The final Sygnet Acquisition capital structure has not been determined, but management expects proceeds of any new borrowings necessary for the Sygnet Acquisition, together with borrowings under the DOC Facility, the DCOC Facility, cash on hand and cash flow from operations, will be sufficient to fund pending acquisitions, the Company's capital expenditures and its working capital and debt service requirements. If the Company is unable to consummate the Sygnet Acquisition, the Company may be required to forfeit its $25 million deposit which is currently in escrow. Additional financing will be required to pursue other future acquisitions and to meet the required PCS buildout. Sources of additional capital may include public or private debt or equity financings, vendor financing and a potential $75 million future increase in commitment contemplated by the DCOC Facility. There can be no assurance that any additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company and within the limitations contained in the Company's financing arrangements. The successful implementation of the Company's strategy, including the further development of its cellular systems and significant and sustained growth in the Company's cash flows, is necessary for the Company to meet its debt service and dividend requirements.

RECENT PRONOUNCEMENTS

    In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Derivatives and Hedging ("SFAS 133"). SFAS 133 establishes uniform hedge accounting criteria for all derivatives requiring companies to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Under SFAS 133, derivatives will be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value recognized as a component of comprehensive income or in current earnings. SFAS 133 will be effective for fiscal years beginning after June 15, 1999. The Company has not yet evaluated the impact of adopting SFAS 133 and has not determined the timing or method of adoption of SFAS 133.

FORWARD-LOOKING STATEMENTS

    The description of the Company's plans set forth herein, including planned capital expenditures and acquisitions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. Important factors that could cause actual capital expenditures, acquisition activity or the Company's performance to differ materially from the plans include, without limitation, the Company's ability to satisfy the financial covenants of its outstanding debt and preferred stock instruments and to raise additional capital; the Company's ability to manage its rapid growth successfully and to compete effectively in its cellular, fiber and resale businesses against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than those of the Company; and adverse regulatory changes. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events. For further information regarding these and other risk factors, see "Business" in the Company's Form 10-K for the year ended December 31, 1997.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Not applicable

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

ITEM 5.  OTHER INFORMATION

    Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        The following exhibits are filed as a part of this report:

  EXHIBIT
  NUMBER     DESCRIPTION
-----------  -------------------------------------------------------------------------------------------
      27.1   Financial Data Schedule--Nine Months Ended September 30, 1998
      27.2   Financial Data Schedule--Nine Months Ended September 30, 1997 (Restated)

    (b) Reports on Form 8-K

        Not applicable

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 1998         DOBSON COMMUNICATIONS CORPORATION
                                (registrant)

                                               /s/ EVERETT R. DOBSON
                                     -----------------------------------------
                                                 Everett R. Dobson
                                     CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                                                 EXECUTIVE OFFICER

Date: November 16, 1998                       /s/ BRUCE R. KNOOIHUIZEN
                                     -----------------------------------------
                                                Bruce R. Knooihuizen
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL OFFICER)