Form 10-K405
period 1998-12-31
DOBSON COMMUNICATIONS CORP
filed 1999-03-25
CIK 1035985

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM              TO

                    COMMISSION FILE NO. 333-23769 AND 333-50107

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

            Securities registered pursuant to 12(g) of the Act: NONE
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 15, 1999, there were 491,954 shares of the registrant's $.001 par value Class A Common Stock outstanding. The Common Stock is privately held. The market value of Common Stock held by non-affiliates of the registrant as of December 31, 1998 was approximately $11,323,000.

    Documents incorporated by reference: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       DOBSON COMMUNICATIONS CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                               TABLE OF CONTENTS

 ITEM
NUMBER                                                                         PAGE
------                                                                         ----
                                      PART I

  1    Business..............................................................    3
  2    Properties............................................................   30
  3    Legal Proceedings.....................................................   30
  4    Submission of Matters to a Vote of Security Holders...................   30

                                      PART II

  5    Market for Registrant's Common Equity and Related Stockholder
         Matters.............................................................   31
  6    Selected Financial Data...............................................   32
  7    Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................   33
  7A   Quantitative and Qualitative Disclosure About Market Risk.............   43
  8    Financial Statements and Supplementary Data...........................   44
  9    Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure................................................   72

                                     PART III

 10    Directors and Executive Officers of the Registrant....................   72
 11    Executive Compensation................................................   74
 12    Security Ownership of Certain Beneficial Owners and Management........   76
 13    Certain Relationships and Related Transactions........................   77

                                      PART IV

 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K......   81

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Dobson Communications Corporation (the "Company") is a leading provider of rural and suburban cellular telephone services. Since it began providing cellular service in 1990 in Oklahoma and the Texas Panhandle, the Company has rapidly expanded its cellular operations with an acquisition strategy targeting rural and suburban areas which have a significant number of potential customers with substantial needs for cellular communications. On December 23, 1998, a subsidiary of the Company acquired all of the outstanding capital stock of Sygnet Wireless, Inc. and its subsidiary, Sygnet Communications, Inc. (together, "Sygnet") for $337.5 million (the "Sygnet Acquisition"). The newly created subsidiary, Dobson/ Sygnet Communications Company ("Dobson/Sygnet") owns and operates cellular telephone systems covering a population of 2.4 million in northeastern Ohio, western Pennsylvania and western New York. At December 31, 1998, the Company's cellular systems covered a population of 5.7 million in Arizona, California, Kansas, Maryland, Missouri, New York, Ohio, Oklahoma, Pennsylvania and Texas.

    The Company believes that its mix of rural and suburban cellular systems generally provides strong growth opportunities due to lower penetration rates, higher subscriber growth rates and a higher proportion of roaming revenue compared to cellular systems located in larger MSAs. The Company focuses on systems that are adjacent to major metropolitan areas and include a high concentration of expressway corridors that tend to have a significant amount of roaming activity. Management believes these areas are not as fully developed as large MSAs, which were licensed earlier by the FCC, and have the potential for increased cellular usage and superior financial performance. The Company has entered into roaming agreements with operators of cellular systems in neighboring MSAs and RSAs and other MSAs and RSAs that allow customers to roam at competitive prices that, in certain instances, are comparable to the Company's home area rates.

    The Company was organized to establish and maintain a strong and visible local presence while achieving economies of scale and synergies through the centralization of certain functions. The Company's local management teams have day-to-day operating authority, with the flexibility to respond to individual market requirements and to foster a strong sense of customer service and community spirit. In addition, the Company believes that its marketing and customer service functions are more effective when tailored to the local market population. The regional presence of the Company's call centers enhances its knowledge of local markets, which improves the Company's ability to provide customer service, credit and collection and order activation. However, the Company retains centralized control of marketing, pricing, system design, engineering, purchasing, financial and administrative functions to maximize operating leverage and continuity over its cellular systems.

    The Company has developed organizational, marketing and operational programs designed to increase the number and retention of subscribers, promote superior customer service, control subscriber acquisition costs and enhance operating cash flow. The Company intends to apply these programs to the properties it acquires.

STRATEGY

    The Company's business strategy is to focus on the development and acquisition of rural and suburban cellular systems. The principal elements of the Company's strategy include:

    INTEGRATE ACQUIRED OPERATIONS. The Company intends to integrate the operations of systems it acquires with the Company's existing cellular operations to achieve economies of scale. Management believes that these increased efficiencies will come from the centralized control of pricing, marketing, system design, engineering, purchasing, financial and administrative functions and from the consolidation of billing functions. The Company expects to consolidate Sygnet's three call service centers and one of the

Company's call centers. The Company intends to use its increased leverage in negotiating prices and services from third party service providers and equipment vendors.

    EXPAND STRATEGIC RELATIONSHIPS. The Company intends to continue to maintain and expand strategic relationships with operators of cellular systems in major metropolitan statistical areas ("MSAs") near the Company's systems. These relationships include roaming agreements which allow the Company's subscribers to use the system in the neighboring MSA or RSA at favorable rates. Under these agreements, similar benefits are available to the MSA or RSA operator's subscribers roaming in the Company's areas. In addition, the Company will deploy digital technology in its system area which is the same as that selected by the Company's roaming partner in the neighboring MSA. The Company also markets its cellular products and services under the predominant brand name in the neighboring MSA. Such brand names include CELLULAR ONE-Registered Trademark- and AIRTOUCH-TM- CELLULAR. These strategic relationships and agreements enable the Company to increase its roaming revenue, offer its subscribers larger home rate areas and leverage the recognized brand names of its roaming partners and their extensive marketing efforts.

    AGGRESSIVE LOCAL MARKETING AND PROMOTION OF CELLULAR SERVICES. The Company's marketing objective is to continue to distinguish itself as the local market's leading cellular services provider, stressing its service quality, local sales offices and commitment to the community. The Company's sales efforts are conducted primarily through its retail outlets and its direct sales force and, to a lesser extent, through independent agents.

    TARGETED SALES EFFORTS. The Company seeks to attract subscribers who are likely to generate high monthly revenue and low churn rates. Local management conducts market research to identify and design marketing programs to attract these subscribers and tailor distinctive rate plans and roaming rates to emphasize the quality, value and advantage of the Company's cellular service.

    SUPERIOR CUSTOMER SERVICE. The Company intends to maintain a high level of customer satisfaction through a variety of techniques, including maintaining 24-hour customer service. The Company supports local customer service through the Company's direct sales force and its retail stores, and through regional customer service centers.

    CONTINUED SYSTEM DEVELOPMENT. The Company believes that increasing capacity and upgrading its systems will attract additional subscribers, enhance the use of its systems by existing subscribers, increase roaming activity and further enhance the overall efficiency of the network. The Company intends to continue to upgrade its systems with digital technology to enable it to increase roaming (by servicing the increasing number of digital cellular subscribers and personal communication services ("PCS") subscribers with dual mode phones) and provide enhanced capabilities, including caller ID, longer battery life and zone billing.

    DISCIPLINED EXPANSION THROUGH ACQUISITIONS. The Company continually evaluates opportunities to acquire additional rural and suburban cellular systems. In evaluating acquisitions, the Company targets rural service areas ("RSAs") and small MSAs that have some or all of the following characteristics in addition to others:

    - are adjacent to major metropolitan areas;

    - have positive population growth trends;

    - include a high concentration of expressway corridors that have a significant amount of roaming activity; and

    - have the potential to develop strategic relationships with operators of neighboring wireless systems and the ability to offer service under a leading brand name.

    A subsidiary of the Company is party to an agreement to purchase the Federal Communications Corporation ("FCC") license for, and certain assets related to, Pennsylvania 2 RSA for $6.0 million (the "Pennsylvania 2 Acquisition"). Because the seller's title to the license remains subject to administrative and judicial review, the closing of such acquisition has been delayed. Pending such closing, Dobson/Sygnet is managing the operation of the cellular system in the market under the supervision and control of the seller. Recently, the Company entered into an agreement for the purchase of the FCC license for, and certain assets related to, Maryland 1 RSA and an unserved portion of Cumberland, Maryland MSA for $9.1 million in cash (the "Maryland 1 Acquisition"), subject to adjustment. The Company has no agreements with respect to any acquisitions other than the Pennsylvania 2 Acquisition and the Maryland 1 Acquisition.

DISCONTINUED OPERATIONS

    The Company, through its wholly owned subsidiary, Logix Communications Enterprises, Inc. ("Logix"), provides integrated local, long distance, data and other telecommunications services to small and medium-sized business customers throughout the Southwest United States. Logix operates long-haul fiber optic facilities in Oklahoma, Texas and Colorado. Logix offers switch-based integrated communications provider services in Oklahoma City, Tulsa, Amarillo, Houston, Austin, Dallas, Fort Worth and San Antonio. For the year ended December 31, 1998 and 1997, the discontinued operations had revenues of $67.7 million and $20.2 million, respectively, and net income (loss) of $(27.1) million and $.3 million, respectively.

    The Company intends to distribute the stock of Logix to certain of the Company's shareholders in a tax-free spin-off. The timing of the spin-off is subject to receipt of a favorable tax ruling or favorable tax opinion acceptable to the Company and its shareholders.

RECENT DEVELOPMENTS--THE SYGNET ACQUISITION

    On December 23, 1998, the Company's subsidiary, Dobson/Sygnet, acquired Sygnet for $337.5 million. In order to finance the Sygnet acquisition, the following transactions were consummated:

    - the Company issued and sold $50.0 million of 12 1/4% Senior Exchangeable Preferred Stock ("Senior Exchangeable Preferred Stock");

    - the Company received gross proceeds of $115.0 million from the issuance of other classes of its preferred stock (the "Equity Investments");

    - the Company made an equity contribution to Dobson/Sygnet of $145.0 million;

    - Dobson/Sygnet obtained $430.0 million of financing pursuant to senior secured facilities (the "Dobson/Sygnet Credit Facilities") from NationsBank, N.A., consisting of a $50.0 million reducing revolving credit facility and $380.0 million of term loans;

    - Dobson/Sygnet sold $200.0 million aggregate principal amount of 12 1/4% Senior Notes due 2008 (the "Dobson/Sygnet Notes"), and used $67.7 million of the net proceeds to purchase a portfolio of U.S. government securities (the "Pledged Securities") that are pledged for the first six semi-annual interest payments on the Dobson/Sygnet Notes;

    - all indebtedness outstanding under Sygnet's existing bank facility was repaid;

    - Sygnet repurchased all of its outstanding 11 1/2% Senior Notes due 2006 (the "Sygnet Notes") pursuant to Sygnet's offer to purchase the Sygnet Notes;

    - the Company repurchased certain shares of its outstanding common and preferred stock with a portion of the net proceeds of the Equity Investments and borrowings under one of its existing bank facilities; and

    - the Company's subsidiary, Dobson Tower Company ("Dobson Tower"), purchased substantially all of the cellular towers owned by Sygnet for $25.0 million in cash using funds provided to Dobson Tower under a separate bank facility and from the sale of preferred stock to an affiliate, and leased the cellular towers back to Dobson/Sygnet under operating leases (the "Tower Sale Leaseback").

MARKETS AND SYSTEMS

    The following table sets forth certain data with respect to the Company's existing cellular systems at December 31, 1998:

                                                                                               MARKET
                                           TOTAL                                  TOTAL      PENETRATION      YEAR
PROPERTIES                                POPS(1)     OWNERSHIP   NET POPS(2)  SUBSCRIBERS       (3)        ACQUIRED
---------------------------------------  ----------  -----------  -----------  -----------  -------------  -----------
CENTRAL REGION
  Oklahoma 5 and 7.....................     148,500        64.4%      95,634       17,877          12.0%         1989
  Texas Panhandle......................      88,500        61.0       53,985       15,007          16.9          1989
  Northwest Oklahoma...................     105,100       100.0      105,100        7,327           7.0          1991
  Kansas/Missouri......................     246,500       100.0      246,500        8,805           3.6          1996
  Central Texas:
    Texas 16...........................     334,000       100.0      334,000        6,290           1.9          1998
    Texas 10...........................     317,900       100.0      317,900           (4)           (4)         1998
    Total..............................   1,240,500                1,153,119       55,306

EASTERN REGION
  East Maryland........................     453,700       100.0      453,700       35,953           7.9          1997
  West Maryland........................     441,000       100.0      441,000       30,601           6.9          1997
    Total..............................     894,700                  894,700       66,554

WESTERN REGION
  Arizona 5............................     202,100        75.0      151,575       10,844           5.4          1997
  California 7.........................     149,300       100.0      149,300        3,028           2.0          1998
  California 4.........................     377,300       100.0      377,300       19,139           5.1          1998
  Santa Cruz...........................     245,600        86.9      213,426       18,383           7.5          1998
    Total..............................     974,300                  891,601       51,394

NORTHERN REGION
  Ohio 2...............................     262,100       100.0      262,100           (5)           (5)         1998
  Youngstown...........................     721,400       100.0      721,400       69,061           9.6          1998
  Erie.................................     282,300       100.0      282,300       29,013          10.3          1998
  Pennsylvania.........................     890,300       100.0      890,300       52,178           5.9          1998
  New York.............................     480,000       100.0      480,000       28,499           5.9          1998
    Total..............................   2,636,100                2,636,100      178,751

Total All Regions......................   5,745,600                5,575,520      352,005

------------------------

(1) Pops is the estimated population of an MSA or RSA.

(2) Calculated as total Pops multiplied by ownership percentage.

(3) Determined by dividing total subscribers by the total Pops covered by the applicable FCC cellular license or authorizations held or to be acquired by the Company.

(4) The Company is negotiating to purchase the subscribers in Texas 10. The previous operator of the system estimates the number of subscribers to be approximately 1,400.

(5) On March 16, 1999, the Company purchased 13,611 subscribers in Ohio 2 from the previous operator of the system.

CENTRAL REGION

    The Company's licensed systems and related assets in the Central Region include properties in western Oklahoma (Oklahoma 5 RSA and Oklahoma 7 RSA), the Texas Panhandle (Texas 2 RSA), Northwest Oklahoma (Enid, OK MSA and Oklahoma 2
RSA), Kansas/Missouri (Kansas 5, Missouri 1, Missouri 4 and Missouri 5 RSAs) and Central Texas (Texas 10 RSA and Texas 16 RSA). The Company's FCC licenses for Oklahoma 5 RSA and Oklahoma 7 RSA do not include Kingfisher and Blaine Counties, approximately one-half of Dewey County (total Pops estimated by the Company to be 3,000 for the area in Dewey County not covered by the Company's FCC license), Harmon and Greer Counties. The Company also owns a 5% interest in a partnership which owns the cellular system in Oklahoma 3 RSA which has total Pops of 205,600. Information regarding Oklahoma 3 is excluded because the Company does not manage the system. The Company's license for Missouri 5 RSA covers only the Linn County portion of the RSA.

    OKLAHOMA AND TEXAS PANHANDLE

    GENERAL. The Company initiated cellular operations in western Oklahoma and the Texas Panhandle area in 1990 as a start-up operation, activated its first cell site in March 1991, and acquired additional properties in the area and in Northwest Oklahoma in 1991.

    DEMOGRAPHICS. The Oklahoma and the Texas Panhandle properties cover a contiguous area of approximately 27,000 square miles and extend west from Oklahoma City along I-40 to Amarillo, Texas. The Northwest Oklahoma properties are located north and northwest of Oklahoma City. The principal industries in Oklahoma and the Texas Panhandle are agriculture and oil and gas.

    MARKETING AND ROAMING. The Company operates under the brand name CELLULAR ONE-Registered Trademark-in Northwest Oklahoma and Dobson Cellular-TM- in Oklahoma 5 and 7 and in and the Texas Panhandle. The Company currently has 10 retail stores, six kiosks locations and approximately 72 agents in the area. The Company has roaming agreements with SWBM, AT&T Wireless and several other companies which include their respective market areas in Oklahoma City, Amarillo and adjacent RSAs.

    SYSTEMS. The Oklahoma and Texas Panhandle has one switch. There are 46 cell sites covering substantially all of the total population in western Oklahoma, Northwest Oklahoma and the Texas Panhandle. The Company has completed upgrading its system in this area to analog/TDMA IS-136 digital service.

    KANSAS/MISSOURI

    GENERAL. In March 1996, the Company purchased the FCC license, and related assets for, the Kansas 5 RSA, Missouri 1 RSA, Missouri 4 RSA and a portion of the Missouri 5 RSA. The Kansas/Missouri properties are located in northeastern Kansas and northwestern Missouri near Kansas City, and cellular services have been provided in this area since 1992.

    DEMOGRAPHICS. The Kansas and Missouri properties cover a contiguous area of approximately 10,500 square miles. Leavenworth, Kansas, the largest city in the Kansas and Missouri properties, serves primarily as a bedroom community to Kansas City.

    MARKETING AND ROAMING. The Company operates under the CELLULAR ONE-Registered Trademark- service mark in its Kansas and Missouri properties. Since March 1996, the Company has increased the number of retail locations from one to four, and currently has 22 sales agents in this area. The Company has a roaming agreement with CMT, a partnership between AirTouch and AT&T Wireless, which includes the Kansas City and St. Joseph MSAs and adjacent RSAs. The Company also has roaming agreements with Western Wireless and U.S. Cellular, each of which has systems adjacent to the Kansas and Missouri properties.

    SYSTEMS. The Kansas and Missouri properties include 1 switch and 28 cell sites which cover approximately substantially all of the population. Selection of the digital technology to be deployed, and the timing of its installation, is pending the choice of digital technology by the operator of the Kansas City MSA.

    CENTRAL TEXAS

    GENERAL. On January 26, 1998, the Company purchased the FCC cellular license for, and certain assets relating to, the Texas 16 RSA which is located in south-central Texas in an area bordered by Austin, Houston and San Antonio. On December 2, 1998, the Company purchased the FCC licenses for Texas 10 RSA for $55.0 million, subject to resolution of certain matters regarding the seller's title to the FCC licenses. The Company is negotiating with AT&T Wireless for the purchase of subscribers and certain equipment necessary to operate the Texas 10 system. Texas 10 is located in north-central Texas, in an area bordered by Dallas, Austin, Tyler and Longview MSAs. The Company is negotiating with AT&T Wireless for an agreement to purchase approximately 1,400 subscribers in Texas
10. The Company expects to convert Texas 10 subscribers to the Company's system and assume all operations in the second quarter of 1999.

    DEMOGRAPHICS. The Central Texas properties cover an area of approximately 19,900 square miles in central Texas in which the principal industries are agriculture, oil and gas, manufacturing, steel and plastics. The service area includes approximately 100 miles of I-10, which connects Houston and San Antonio, 60 miles of US-59, and 90 miles of US-290. US-290 runs parallel to I-10 and connects Houston to Austin. The areas also includes 90 miles of I-45 connecting Dallas and Houston, 30 miles of I-20 connecting Dallas and Shreveport and 130 miles of US-79.

    MARKETING AND ROAMING. With respect to Texas 16, the Company has entered into roaming agreements with Houston Cellular, a partnership between AT&T Wireless and BellSouth Mobility, for the Houston market, and with AT&T Wireless for the San Antonio and Austin markets. The Company operates under the brand name CELLULAR ONE-Registered Trademark- in Texas 16. The Company has six existing retail outlets in Texas 16 and intends to open one additional outlet.

    With respect to Texas 10, the Company expects to market its products and services in Texas 10 under the CELLULAR ONE brand name. Additionally, the Company intends to enter into roaming agreements with Houston Cellular and AT&T Wireless similar to the existing agreements at Texas 16. There are currently no retail outlets in Texas 10; however, the Company has identified locations for three retail outlets which will be opened in the second quarter of 1999. The Company intends to open additional outlets later in 1999 and 2000.

    SYSTEMS. Texas 16 has one Lucent switch and 30 cell sites which cover substantially all of the Pops in the market area. The Company has recently completed upgrading its system in Texas 16, and currently provides analog/TDMA IS-136 service. The system for Texas 10 will be operational in the second quarter of 1999. Texas 10 will initially have 18 cell sites which will cover substantially all of the Pops in the market area. Texas 10 and Texas 16 will share the use of the Lucent switch currently in place in Texas 16.

EASTERN REGION

    The Company's licensed systems and related assets in the Eastern Region include its properties in eastern Maryland (Maryland 2 RSA) and western Maryland and southeastern Pennsylvania (Cumberland MSA, Hagerstown MSA and Pennsylvania 10 West RSA) near the Washington-Baltimore area and along the eastern shore of Maryland. The FCC license for the Pennsylvania 10 West RSA covers only Bedford County.

    GENERAL. On March 3, 1997, the Company purchased the FCC cellular license for, and certain assets relating to, East Maryland for $75.8 million. The prior owner of the East Maryland license had no employees, distribution facilities or cell sites, and the property was serviced by Washington Baltimore Cellular Limited Partnership ("WBCLP"), an affiliate of SWBM, under an interim operating authority. In October 1997, the Company assumed control of customer service, billing and activations in East Maryland and in May 1998, the Company assumed all operations in East Maryland. The Company intends to add additional cell sites and voice channels in East Maryland as its local subscriber base and roaming traffic increase. On February 28, 1997, the Company also purchased the FCC cellular licenses for, and certain assets relating to West Maryland for $77.6 million. Cellular service has been provided in West Maryland since 1991.

    DEMOGRAPHICS. The Eastern Region covers approximately 6,200 square miles. East Maryland encompasses suburban areas south and east of Washington, D.C. as well as the eastern shore of Maryland. Many residents in Maryland commute to Annapolis, Baltimore and Washington, D.C. and there is a heavy traffic pattern in East Maryland during the summer months as tourists travel to and from several popular vacation spots along the eastern shore, especially Ocean City. Maryland properties are within 50 miles of Washington, D.C. and Baltimore. The areas has numerous high-technology businesses and is considered a high-commuter market due to its proximity to nearby metropolitan areas.

    MARKETING AND ROAMING. In its Eastern Region, the Company operates under the brand name CELLULAR ONE-Registered Trademark-, which is a dominant brand name within the Washington/Baltimore area. The Company presently has nine retail stores, six kiosks and 43 agents in its Eastern Region, and intends to open additional retail locations.

    The Company has a roaming agreement with AT&T Wireless which covers the Company's entire Eastern Region. The Company also has roaming agreements with SWBM, which operates under the CELLULAR ONE-Registered Trademark- brand name in the Washington, D.C. area, that allows each party to include in its home coverage footprint the other party's system, and with Vanguard, which operates a system adjacent to certain of the Company's properties on the north and east of the Eastern Region.

    SYSTEMS. The Eastern Region has two switches. In addition, the Company has 45 cell sites in its Eastern Region which cover substantially all the population in the market area. The Company has converted its Eastern Region systems to analog/IS-136 TDMA digital technology.

WESTERN REGION

    The Company's licensed systems and related assets in the Western Region includes its properties in Arizona (Arizona 5 RSA) and southern California (California 7 RSA) (together, "Arizona/Southern California") and California 4 RSA and Santa Cruz MSA in Northern California.

    ARIZONA/SOUTHERN CALIFORNIA

    GENERAL. On October 1, 1997, the Company acquired a 75% interest in the partnership which owns the FCC license for, and certain assets relating to, Arizona 5 RSA (the "Arizona 5 Partnership") for $39.8 million. The Company is the operating manager of the Arizona 5 Partnership. On July 29, 1998, the Company acquired the FCC license for, and certain assets relating to, California 7 RSA for $21.0 million.

    DEMOGRAPHICS. The Arizona/Southern California properties cover an area of approximately 10,100 square miles in southern Arizona between Phoenix and Tucson, and an area of approximately 4,200 square miles between San Diego and the Arizona state line bordering Mexico. The principal industries in Arizona 5 are mining and smelting. Arizona 5 experiences significant tourist traffic to the local Indian dwellings and commuter traffic to Phoenix and Tucson. California 7 experiences high roaming traffic as I-8, connecting San Diego to Phoenix and Tucson, runs through California 7.

    MARKETING AND ROAMING. In Arizona 5 and California 7, the Company has roaming agreements with AirTouch. The Company is licensed to use the AIRTOUCH-TM- CELLULAR service mark to identify and promote its cellular telephone service in Arizona 5 and California 7. The roaming agreements provide for Airtouch and the Company to include each other's service area in its home coverage footprint, allowing each party to offer a wider service area. AirTouch's service area includes Phoenix, Tucson and San Diego. At present, the Company has one retail location and 15 agents in Arizona and 2 retail locations and 2 kiosks and 9 agents in California 7. The Company intends to open additional retail locations, increase the number of agents, and increase the use and marketing of the AIRTOUCH-TM- CELLULAR name in the coverage area.

    SYSTEMS. The Arizona/Southern California properties have one switch. Arizona 5 has 22 cell sites which cover approximately 90% of the population in the market area. The system is currently switched out of the Phoenix office of US WEST. The core cell sites in Arizona 5 are analog/CDMA digital, which is the digital technology used by AirTouch in the Phoenix and Tucson MSAs. California 7 has three cell sites and a central switching office, covering approximately 90% of the population. The Company intends to replace all of the equipment in these two markets in the second quarter of 1999 and install additional cell sites over the next several years utilizing analog/CDMA digital technology.

    NORTHERN CALIFORNIA

    GENERAL. On April 1, 1998, the Company acquired the corporation that owned the FCC license for, and certain assets related to, California 4 RSA for an aggregate purchase price of $90.9 million. California 4 is located in northern California approximately 50 miles inland from California's central coast in an area between Fresno and Modesto. On June 16, 1998, the Company purchased 86.4% of the outstanding stock of the corporation that owns the FCC cellular license for, and the assets relating to, the Santa Cruz MSA, for $31.0 million. Subsequently, the Company has acquired an additional 0.5% interest in the corporation for $.2 million. The Santa Cruz property is adjacent to California 4 and is located southwest of San Jose and north of the Monterey Peninsula, on California's Pacific coastline.

    DEMOGRAPHICS. The Northern California properties cover an area of approximately 5,900 square miles in northern and north-central California. The principal industries in these areas are manufacturing and agriculture. In addition, the areas experience significant tourist traffic as one of the entrances to Yosemite National Park is located in the eastern segment of California 4. The service area includes approximately 37 miles of Route 99 between Sacramento and Los Angeles, 60 miles of I-25 between San Francisco and Los Angeles, 37 miles of State Highway 1 that runs along the California Pacific coastline, and 13 miles of State Highway 17 that connects Santa Cruz to San Jose.

    MARKETING AND ROAMING. The Company has entered into roaming agreements with AT&T Wireless in California 4 which will permit the Company to include AT&T Wireless's service area in its home rate area, allow the Company to offer a wider service area. The AT&T Wireless service area includes San Francisco, Fresno and Modesto. The Company has roaming agreements with AT&T Wireless and Bay Area Cellular, a partnership between AT&T Wireless and AirTouch, for Santa Cruz and California 4. The Company uses the brand name CELLULAR ONE-Registered Trademark- to market its services in Northern California and currently operates 13 retail locations in the area.

    SYSTEMS. California 4 has one switch and 23 cell sites which cover substantially all of the population in the market area, and Santa Cruz has 16 cell sites which cover substantially all of the population in the market area. The Company is in the process of upgradingthe systems and existing equipment in Santa Cruz and California 4 and expects the upgrade to be complete in the second quarter of 1999.

NORTHERN REGION

    The Company's Northern Region is made up of licensed systems and related assets in New York, Ohio and Pennsylvania. The Company acquired Youngstown, Erie, Pennsylvania and New York in December 1998 from Sygnet. Ohio 2 was purchased in September, 1998.

    YOUNGSTOWN

    GENERAL. The Youngstown market is composed of the Youngstown, Ohio MSA, the Sharon, Pennsylvania MSA and the Ohio 11 RSA. Sygnet initiated cellular operations in the Youngstown market in 1985 when it acquired its license from the FCC for the Youngstown, Ohio MSA.

    DEMOGRAPHICS. The Youngstown market covers a contiguous area that is located at a midway point between Pittsburgh and Cleveland along the Ohio Turnpike and Interstate 76 and includes Interstate 80, a major transportation access route from the midwest to New York City. The principal industries are manufacturing, healthcare, high-technology and tourism.

    MARKETING AND ROAMING. In the Youngstown market, the Company's cellular products and services are marketed under the name "Wilcom Cellular" which has a strong local identity. At December 31, 1998, the Company had 6 retail stores and 13 kiosks and agreements with over 26 independent sales agents.

    SYSTEMS. There are 44 cell sites covering substantially all of the total Pops in the Youngstown market. The Company has completed upgrading its system in this area to analog/TDMA IS-136 digital service.

    ERIE

    GENERAL. The Erie market is composed of the Erie, Pennsylvania MSA. Sygnet initiated cellular operations in the Erie market in 1995.

    DEMOGRAPHICS. The Erie market covers a contiguous area that includes Interstate 90, which connects Buffalo and Cleveland and Interstate 79, which connects Erie directly to Pittsburgh. The principal industries are manufacturing, healthcare, high-technology and tourism.

    MARKETING AND ROAMING. The Company's operates under the brand name CELLULAR ONE-Registered Trademark- in the Erie market. At December 31, 1998, the Company had 3 retail stores and 5 kiosks and approximately 26 sales agents in the area.

    SYSTEMS. There are 14 cell sites covering substantially all of the total Pops in the Erie market. The Company has completed upgrading its system in this area to analog/TDMA IS-136 digital service.

    PENNSYLVANIA

    GENERAL. The Pennsylvania market includes Pennsylvania 1 RSA, Pennsylvania 2 RSA, Pennsylvania 6 RSA and Pennsylvania 7 RSA. Sygnet has been operating Pennsylvania 2 under a management and lease agreement with Pinnellas Communications, which will continue in effect until the FCC's grant of the license to Pinellas Communications is no longer subject to reconsideration or judicial review.

    DEMOGRAPHICS. The Pennsylvania market covers a contiguous area that includes Interstate 79 and Interstate 80, which link the major population centers in north-central Pennsylvania, including Pittsburgh and Erie. The Pennsylvania market also includes Route 60, a recently completed toll road, which serves as an expressway to Pittsburgh International Airport.

    MARKETING AND ROAMING. The Company's operates under the brand name CELLULAR ONE-Registered Trademark- in the Pennsylvania market. At December 31, 1998, the Company had 8 retail stores and 5 kiosks and approximately 61 sales agents in the area.

    SYSTEMS. There are 75 cell sites covering substantially all of the total Pops in the Pennsylvania market. The Company has completed upgrading its system in this area to analog/TDMA IS-136 digital service. Upon the acquisition of Pennsylvania 2 RSA from Pinellas Communications, the Company will build out this system and install TDMA IS-136 digital service.

    NEW YORK

    GENERAL. The New York market is composed of New York 3 RSA. Sygnet initiated cellular operations in the New York market in 1996 when it acquired its license in an acquisition.

    DEMOGRAPHICS. The New York market includes six counties located in western New York state. The system borders Buffalo and Rochester to the north, Erie, Pennsylvania to the west and Binghamton/Elmira to the east. Interstates 90 and 390 and Route 17 runs through the New York region. Interstate 90, or the New York Thruway, connects Buffalo, Rochester and Erie. Interstate 390 connects Rochester, Corning, Binghamton and Elmira. Route 17 connects Interstate 390 west to Interstate 90 in Erie. The principal industries are manufacturing, healthcare, high-technology and tourism

    MARKETING AND ROAMING. The Company's operates under the brand name CELLULAR ONE-Registered Trademark- in the New York market. At December 31, 1998, the Company had 9 retail stores and 4 kiosks and approximately 23 sales agents in the area.

    SYSTEMS. The New York market has one switch. There are 50 cell sites covering substantially all of the total Pops in the New York market. The Company has not upgraded its system in this area to digital service. The Company intends to complete the upgrade in the New York market to TDMA IS-136 digital service in the third quarter of 1999.

OHIO 2

    GENERAL. On September 2, 1998, the Company purchased the FCC license for, and related assets of, Ohio 2 RSA for $39.3 million, subject to resolution of certain matters regarding the seller's title to the FCC licenses. Ohio 2 is located in north-central Ohio bordered by Lake Erie on the north and Cleveland on the east, and includes total Pops of 262,100. On March 16, 1999, the Company purchased 13,611 subscribers and certain assets in Ohio 2 from AirTouch. The Company expects to assume all operations of Ohio 2 in the second quarter of 1999. Until then, AirTouch will provide certain services to the Company necessary to operate the system.

    DEMOGRAPHICS. Ohio 2 covers an area of approximately 1,700 square miles in north central Ohio in which the principal industries are manufacturing and agriculture. The Ohio 2 market includes 54 miles of I-80, linking Sandusky to Toledo, Akron and Cleveland, 56 miles of US-224 and 35 miles of State Highway 4.

    MARKETING AND ROAMING. The Company will market its products and services in Ohio 2 under the name AIRTOUCH-TM- CELLULAR. Ohio 2 currently has two retail outlets and two sales agents. The Company plans to open three additional retail outlets in 1999. The Company has a reciprocal roaming agreement with AirTouch that will allow the Company and Airtouch to include each other's service area in its home coverage footprint.

CELLULAR OPERATIONS

    PRODUCTS AND SERVICES

    The Company provides a variety of cellular services and products designed to address a range of consumer, business and personal needs. In addition to mobile voice and data transmission, the Company offers ancillary services such as call forwarding, call waiting, three-party conference calling, voice message storage and retrieval and no-answer transfer. The nature of the services offered by the Company varies depending upon the market area. The Company also sells cellular equipment at discount prices and uses free phone promotions as a way to encourage use of its mobile services. The Company offers cellular service for a fixed monthly access fee (accompanied by varying allotments of unbilled or "free" minutes), plus additional variable charges per minute of use and for custom calling features. Various pricing programs (which include single year and, to a lesser extent, multi-year service contracts) are utilized.

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

    CUSTOMER SERVICE

    Customer service is an essential element of the marketing and operating philosophies of the Company. The Company is committed to attracting new subscribers and retaining existing subscribers by providing consistently high-quality customer service. In each of its cellular service areas, the Company maintains installation and repair facilities and a local staff, including a market manager, customer service representatives, technical and sales representatives. Each cellular service area handles its own customer-related functions such as customer activations, account adjustments and rate plan changes. Local offices and installation and repair facilities enable the Company to service customers better, schedule installations and make repairs. Through the use of sophisticated, centralized monitoring equipment, the Company will be able to centrally monitor the technical performance of its cellular service areas.

    In addition, the Company's customers generally are able to report cellular telephone service or account problems 24-hours a day to the Company's regional customer service centers located in Oklahoma City, OK and Frederick, MD on a toll-free access number (with no airtime charge). Management believes its emphasis on customer service affords it a competitive advantage over its large competitors. The Company contacts its subscribers at frequent intervals in order to evaluate and measure, on an ongoing basis, the quality and competitiveness of its services.

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

    The Company markets its cellular products and services under both national brand names and a Company brand name. See "Service Marks." The service mark selected for use by the Company in each of its markets depends, to a large extent, upon the service mark used in neighboring MSAs. The Company markets its cellular products and services under the name Dobson Cellular-TM- in portions of Oklahoma 5 and 7 and the Texas Panhandle. In its Northwest Oklahoma, Kansas and Missouri, Central Texas and Eastern Region markets, the Company markets its cellular service under the name CELLULAR ONE-Registered Trademark-, one of the most recognized brand names in the cellular industry. The national advertising campaign conducted by the Cellular One Group enhances the Company's advertising exposure at a fraction of the cost of what could be achieved by the Company alone. The Company uses the service mark AIRTOUCH-TM- CELLULAR in its southern California and Arizona properties and Ohio 2 markets. In the former Sygnet markets, the Company expects to continue use of the CELLULAR
ONE-Registered Trademark- brand name. See "Service Marks."

    Management trains and compensates its sales force in a manner designed to stress the importance of customer service, high penetration levels and minimum acquisition costs per subscriber. The Company believes that its direct sales force is better able to select and screen new subscribers and select pricing plans that realistically match subscriber means and needs than are independent agents. In addition, the Company motivates its direct sales force to sell appropriate rate plans to subscribers, thereby reducing churn, by linking payment of commissions to subscriber retention. As a result, the Company's use of a direct sales force keeps marketing costs low both directly, because commissions are lower, and indirectly, because subscriber retention is higher than when independent agents are used. The Company currently has 97 direct sales representatives.

    The Company believes that the after-sale telemarketing program conducted by its sales force and customer service personnel helps to reduce its churn rate. This program enhances customer loyalty and allows the sales staff to check customer satisfaction as well as to offer additional calling features, such as voice-mail, call waiting and call forwarding.

    The Company operated 67 retail outlets and 47 kiosks as of December 31, 1998. The Company's retail stores range in size from 420 square feet to 6,400 square feet, and each retail store is fully equipped to handle customer service and telephone maintenance and installation. Some of these stores are also authorized warranty repair centers. The Company's stores provide subscriber-friendly retail environments (extended hours, large selection, an expert sales staff and convenient locations) which make the sales process quick and easy for the subscriber.

    ROAMING

    The Company believes that regional roaming is an important service component for many subscribers. Accordingly, where possible, the Company attempts to arrange reciprocal roaming agreements that allow customers to roam at competitive prices. The Company believes this increases usage on all cellular systems, including the Company's. Roaming is a substantial source of revenue for the Company. The Company focuses on systems that are adjacent to major metropolitan areas and include a high concentration of expressway corridors that tend to result in a significant amount of roaming activity. The Company has entered into roaming agreements with operators of cellular systems in adjoining MSAs and others which provide for reciprocal roaming rates that allow customers to roam at competitive prices which, in certain instances, are comparable to home area rates. The following table lists the Company's principal roaming partners in each of its cellular markets:

                                                                                    PRINCIPAL CELLULAR ROAMING
CELLULAR MARKETS                                                                             PARTNERS
------------------------------------------------------------------------------  ----------------------------------
CENTRAL REGION:
  Oklahoma 5 and 7............................................................  SWBM; AT&T Wireless
  Texas Panhandle.............................................................  SWBM; AT&T Wireless
  Northwest Oklahoma..........................................................  SWBM; AT&T Wireless
  Central Texas:
    Texas 10..................................................................  AT&T Wireless
    Texas 16..................................................................  AT&T Wireless; Houston Cellular
  Kansas/Missouri.............................................................  CMT; Western Wireless; U.S.
                                                                                Cellular
EASTERN REGION:
  East Maryland...............................................................  SWBM; AT&T Wireless; Vanguard
  West Maryland...............................................................  SWBM
WESTERN REGION:
  Arizona/California:
    Arizona 5.................................................................  AirTouch
    California 7..............................................................  AirTouch
  California 4................................................................  AT&T Wireless
  Santa Cruz..................................................................  AT&T Wireless; Bay Area Cellular
NORTHERN REGION:
  Youngstown..................................................................  AT&T Wireless; AirTouch
  Erie........................................................................  AT&T Wireless; AirTouch
  New York....................................................................  AT&T Wireless; AirTouch
  Pennsylvania................................................................  AT&T Wireless; AirTouch
  Ohio 2......................................................................  AirTouch

    The Company has agreements with the North American Cellular Network ("NACN"), which is the largest wireless telephone network system in the world linking cellular operators throughout the United States and Canada. NACN connects key areas across North America so that customers can use their cellular phones to place and receive calls in these areas as easily as they do in their home areas. Through NACN, customers receive calls automatically without the use of complicated roaming codes as they roam in more than 5,000 cities and towns in the United States and Canada. In addition, special services such as call forwarding and call waiting automatically follow subscribers as they travel.

    PCS

    In April 1997, the Company was granted PCS licenses in nine markets in Oklahoma, Kansas and Missouri that are adjacent to or overlap the Company's existing cellular markets. The PCS licenses obligate the Company to construct network facilities that cover at least 25% of the population in each market within five years from the grant of the license. The licenses cover an aggregate of approximately 4.2 million total Pops.

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

    While digital technology generally serves to reduce transmission interference relative to analog technology, capacity limitations in the 8 kilobit cellular digital handsets now deployed by most digital cellular operators also cause a perceptible decline in transmission quality. This gap in transmission quality has proven to be a significant barrier to cellular operators seeking to switch their customers from analog to digital service. Enhanced 13 kilobit digital handsets developed by vendors for digital cellular systems became available in late 1997. These new handsets offer transmission quality comparable to current analog cellular handsets.

    SYSTEM DEVELOPMENT. The Company develops or builds out its cellular service areas by adding channels to existing cell sites and by building new cell sites with an emphasis on improving coverage for hand-held phones in heavily-trafficked areas. Such development is designed to increase capacity and to improve coverage for projected subscriber demand and in response to competitive factors. Projected subscriber demand is calculated for each cellular service area on a cell-by-cell basis. The Company has historically met such demand through a combination of augmenting channel capacity in existing cell sites and building new cell sites. In January 1998, the Company entered into an agreement with Lucent to purchase, over a four year period, 300 cell sites, two switches and certain related hardware and software. The aggregate net cost to the Company under this agreement is estimated to be $81.0 million. The Company is also party to another equipment supply agreement, with Nortel, to purchase approximately $65.0 million of cell site and switching equipment over the period June 1997 to November 2001.

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

    DIGITAL TECHNOLOGY. Digital signal transmission is accomplished through the use of frequency management technologies, or "protocols." These protocols "manage" the radio channel either by dividing it into distinct time slots (TDMA) or by assigning specific coding instructions to each packet of digitized data that comprises a signal (CDMA). While the FCC has mandated that licensed cellular systems in the United States must utilize compatible analog signaling protocols, at present there is no required universal digital signaling protocol. Because the CDMA and TDMA protocols are incompatible, a subscriber of a system that relies on TDMA technology, for example, will be able to use a handset in an area served by a system using CDMA, only if it is a dual-mode handset that permits the subscriber to use the digital cellular system in that area. Dual-mode handsets for TDMA/CDMA are not yet available and analog/TDMA handsets have only recently become available. However, the FCC or industry organizations may decide to move toward a universal digital switching protocol in the future.

    Over the next decade, it is expected that many cellular systems will convert from analog to digital technology. This conversion is due in part to capacity constraints in many of the largest cellular markets, such as New York, Los Angeles and Chicago. As carriers reach limited capacity levels, it may not be possible to complete certain calls, especially during peak hours. Digital technology increases system capacity and offers other advantages, often including improved overall average signal quality, improved call security, potentially lower incremental costs for additional subscribers and the ability to provide data transmission services. The conversion from analog to digital technology is expected to be an industry-wide process that will take a number of years to complete. The Company has completed the conversion of many of its systems to digital technology and expects to convert the remainder of its systems (except for Kansas/ Missouri) by the end of 1999.

    The technology utilized by the Company will be governed, to a large extent, by the technology used by the large, dominant carriers in MSAs near the Company's systems. The timing of the conversions will be governed by the conversion rate of larger, neighboring MSAs, market conditions and financial considerations.

    The following table reflects the digital technology currently used or expected to be selected by the Company in each of its cellular markets.

                                                                                      STATUS/EXPECTED COMPLETION
CELLULAR MARKET                                              DIGITAL TECHNOLOGY                  DATE
--------------------------------------------------------  ------------------------  ------------------------------
CENTRAL REGION:
  Oklahoma 5 and 7......................................  analog/TDMA IS-136        Completed
  Texas Panhandle.......................................  analog/TDMA IS-136        Completed
  Northwest Oklahoma....................................  analog/TDMA IS-136        Completed
  Central Texas:
    Texas 10............................................  analog/TDMA IS-136        Second quarter 1999
    Texas 16............................................  analog/TDMA IS-136        Completed
  Kansas/Missouri.......................................  N/A                       Pending(1)
EASTERN REGION:
  East Maryland.........................................  analog/TDMA IS-136        Completed
  West Maryland.........................................  analog/TDMA IS-136        Completed
WESTERN REGION:
  Arizona/California:
    Arizona 5...........................................  analog/CDMA               Completed
    California 7........................................  analog/CDMA               Second quarter 1999
  California 4..........................................  analog/TDMA IS-136        Second quarter 1999
  Santa Cruz............................................  analog/TDMA IS-136        Second quarter 1999
NORTHERN REGION:
  Youngstown............................................  analog/TDMA IS-136        Completed
  Erie..................................................  analog/TDMA IS-136        Completed
  New York..............................................  analog/TDMA IS-136        Third quarter 1999
  Pennsylvania..........................................  analog/TDMA IS-136        Completed
  Ohio 2................................................  analog/TDMA IS-136        Second quarter 1999

------------------------

(1) The Company has not yet selected the digital technology to deploy in the Kansas/Missouri market.

    INFORMATION SYSTEMS. Billing functions for most of the Company's cellular operations are provided by International Telecommunications Data Service ("ITDS"). Proprietary software furnished by ITDS serves all functions of billing for corporate and retail locations. All administrative and customer maintenance functions are handled in-house with invoice processing and printing handled by ITDS. In the first quarter of 1999, the Company decided to replace ITDS with a new billing vendor, H.O. Systems. The H.O. Systems' software is in place and functioning in the Company's West Region markets and the Company is in the process of implementing the H.O. Systems' software throughout its other markets and expects to complete the implementation in the third quarter of 1999. The Company uses complementing software to the billing system allowing the use of credit, collection and switch interfaces.

    The Company operates a Nortel Meridian phone system with voice mail features. In addition, the Company's customer service and collections groups extensively utilize the automatic call distribution queues and traffic and productivity reporting capacities of the system.

    SERVICE MARKS

    The Company owns the service mark Dobson Cellular-TM- which it uses in its cellular telephone systems in western Oklahoma. While the Company has not attempted to federally register the brand name "Dobson Cellular," the Company believes that its prior use of this brand name in the limited areas where it is used will enable the Company to effectively police against any infringing uses of such brand name.

    The following table sets forth the brand names used, or intended to be used, by the Company for products and services in each of its cellular markets:

CELLULAR MARKET                                                    SERVICE MARK
---------------------------------------------------  -----------------------------------------
CENTRAL REGION:
  Oklahoma 5 and 7.................................  Dobson Cellular-TM-
  Texas Panhandle..................................  Dobson Cellular-TM-
  Northwest Oklahoma...............................  CELLULAR ONE-Registered Trademark-
  Central Texas....................................  CELLULAR ONE-Registered Trademark-
  Kansas and Missouri..............................  CELLULAR ONE-Registered Trademark-

EASTERN REGION:
  East Maryland....................................  CELLULAR ONE-Registered Trademark-
  West Maryland....................................  CELLULAR ONE-Registered Trademark-

WESTERN REGION:
  Arizona/California...............................  AIRTOUCH-TM- CELLULAR
  California 4.....................................  CELLULAR ONE-Registered Trademark-
  Santa Cruz.......................................  CELLULAR ONE-Registered Trademark-

NORTHERN REGION:
  Youngstown.......................................  CELLULAR ONE-Registered Trademark-/Wilcom
                                                     Cellular
  Erie.............................................  CELLULAR ONE-Registered Trademark-
  New York.........................................  CELLULAR ONE-Registered Trademark-
  Pennsylvania.....................................  CELLULAR ONE-Registered Trademark-
  Ohio 2...........................................  AIRTOUCH-TM- CELLULAR

    CELLULAR ONE-Registered Trademark- is a registered service mark with the U.S. Patent and Trademark Office. The service mark is owned by Cellular One Group, a Delaware general partnership of Cellular One Marketing, Inc., a subsidiary of SWBM, Cellular One Development, Inc., a subsidiary of AT&T Wireless, and Vanguard. The Company uses the CELLULAR ONE-Registered Trademark-service mark to identify and promote its cellular telephone service pursuant to licensing agreements with Cellular One Group. Licensing and advertising fees are determined based upon the population of the licensed areas. The licensing agreements require the Company to provide high-quality cellular telephone service to its customers and to maintain a certain minimum overall customer satisfaction rating in surveys commissioned by the licensor. The licensing agreements have original five-year terms that begin expiring in 2000 and may be renewed at the Company's option, subject to the satisfaction of certain operating standards, for two additional five-year terms.

    AIRTOUCH-TM- CELLULAR is a registered service mark licensed by AirTouch. In connection with the acquisition of Arizona 5, the Company entered into a licensing agreement which permits the Company to use the AIRTOUCH-TM- CELLULAR service mark to identify and promote its cellular telephone service in Arizona
5. The Company's right to use the service mark in the territory is non-exclusive and non-transferrable. The licensing agreement for the AIRTOUCH-TM- CELLULAR mark requires the Company to provide high-quality cellular telephone services to its customers and to otherwise maintain reasonable standards set by AirTouch. The licensing agreement is for an initial term of 20 years with automatic extensions for additional five-year periods.

COMPETITION

    The Company competes with various companies in each of its markets. The following table lists the Company's principal competitors in each of its cellular markets:

CELLULAR MARKET                                                 PRINCIPAL COMPETITORS
------------------------------------------------------  --------------------------------------
CENTRAL REGION:
  Oklahoma 5 and 7....................................  AT&T Wireless; Western Wireless
  Texas Panhandle.....................................  Western Wireless
  Northern Oklahoma...................................  Enid Cellular; Pioneer Cellular
  Central Texas.......................................  GTE
  Kansas and Missouri.................................  SWBM; Kansas Cellular; ALLTEL;
                                                        Chariton Cellular; NW Missouri
                                                        Cellular

EASTERN REGION:
  East Maryland.......................................  BAM; Sprint
  West Maryland.......................................  BAM; US Cellular; Sprint

WESTERN REGION:
  Arizona/California..................................  BAM; Centennial Wireless
  California 4........................................  GTE
  Santa Cruz..........................................  GTE

NORTHERN REGION:
  Youngstown..........................................  ALLTEL
  Erie................................................  GTE
  New York............................................  Frontier
  Pennsylvania........................................  ALLTEL; BAM
  Ohio 2..............................................  ALLTEL

    The telecommunications industry is experiencing significant technological changes, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements, and changes in consumer preferences and expectations. Accordingly, the Company expects competition in the wireless telecommunications industry to be dynamic and intense as a result of the entrance of new competitors and the development of new technologies, products and services.

    Each of the markets in which the Company competes will be served by other two-way wireless service providers, including licensed cellular and PCS operators and resellers. Many of these competitors have been operating for a number of years, currently serve a substantial subscriber base and have significantly greater financial and technical resources than those available to the Company. Some competitors are expected to market other services, such as long distance, landline local exchange and internet access service, with their cellular telecommunication service offerings. Several of the Company's competitors are operating, or planning to operate, through joint ventures and affiliation arrangements, wireless telecommunications systems that encompass most of the United States.

    The Company competes primarily against one other facilities-based cellular carrier in each of its cellular markets. Competition for customers between cellular licensees is based principally upon price, the services and enhancements offered, the quality of the cellular system, customer service, system coverage and capacity. Such competition may increase to the extent that licenses are transferred from smaller, stand-alone operators to larger, better capitalized and more experienced cellular operators that may be able to offer consumers certain network advantages.

    Cellular carriers also face to a lesser extent competition from PCS, enhanced specialized mobile radio ("ESMR") and mobile satellite service ("MSS") providers, as well as from resellers of these services and cellular service. In the future, cellular operators may also compete more directly with traditional landline telephone service providers. Continuing technological advances in telecommunications make it impossible to predict the extent of future competition. However, due to the depth and breadth of these competitive services offered by operators using these other technologies, such competition could be significant and is expected to become more intense.

    Recently, the FCC has created potential sources of new competition by auctioning additional PCS licenses as well as licenses to provide wireless communications services, local Multipoint Distribution Services and 220 to 222 MHz Service. Further, the FCC has announced plans to auction licenses in the General Wireless Communication Services.

    The FCC requires that all cellular system operators provide service to resellers on a nondiscriminatory basis. A reseller provides cellular service to customers but does not hold an FCC license or own cellular facilities. Instead, the reseller buys blocks of cellular telephone numbers from a licensed carrier and resells service through its own distribution network to the public. Therefore, a reseller may be both a customer of a cellular licensee's services and a competitor of that licensee. Several well-known telecommunications companies resell cellular service as a complement to their long distance, local telephone, paging, cable television or internet offerings.

    The most likely source of direct competition to cellular providers in the near term from a new technology is broadband PCS. Broadband PCS services consist of wireless two-way telecommunications services for voice, data and other transmissions employing digital micro-cellular technology. PCS operates in the 1850 to 1990 MHz band. PCS technology utilizes a network of small, low-powered transceivers placed throughout a neighborhood, business complex, community or metropolitan area to provide customers with mobile and portable voice and data communications. Many of the PCS licensees that compete, or will compete, with the Company have access to substantial capital resources. In addition, many of these companies or their predecessors and affiliates already operate large cellular telephone systems and thus bring significant wireless experience.

    ESMR is a wireless communications service supplied by converting analog specialized mobile radio ("SMR") services into an integrated, digital transmission system. The ESMR system incorporates characteristics of cellular technology, including multiple low power transmitters and interconnection with the landline telephone network. ESMR service providers such as Nextel Communications, Inc., may compete with analog cellular service by providing high quality digital communication technology, lower rates, enhanced privacy and additional features such as electronic mail and built-in paging. ESMR handsets are likely to be more expensive than cellular telephones.

    A consortium of telecommunications providers known as American Mobile Satellite Corporation has been licensed by the FCC to provide MSS and is currently providing such services. The FCC has also licensed four entities to provide MSS as low earth-orbit satellite-based systems. One such licensee, controlled by Motorola, operates a low earth-orbit satellite-based system called "Iridium" and recently initiated such service in some markets. None of the other licensees have yet launched MSS service. Other proposals for MSS are pending before the FCC. The FCC is developing rules for these services and international and foreign regulatory authorities must also approve aspects of some MSS services. Mobile satellite systems could augment or replace communications within land-based cellular systems. While the Company may experience increased competition from low earth-orbit satellite-based systems in the future, to date, such systems have not affected the Company's operations.

    The commercial development and deployment of most of these new technologies remain in an early phase. The Company expects this activity to be focused initially in relatively large markets in view of the substantial costs involved in building and launching systems using these technologies. The Company believes that it can effectively face this competition from its position as an incumbent in the cellular industry with a high quality network, an extensive footprint that is not capacity constrained, strong distribution channels, superior customer service capabilities and an experienced management team. Since the Company operates in medium to small markets, the new entrants may be unable to offer wireless service at competitive rates in many of the Company's markets in the near term. The extensive capital expenditures required to deploy infrastructure are more readily justifiable from an economic standpoint in larger, more densely populated urban areas, than in the rural areas in which the Company operates.

REGULATION

    OVERVIEW. The wireless telecommunications industry is subject to extensive governmental regulation on the federal level and to varying degrees on the state level. Many aspects of such regulation have recently been impacted by the enactment of the Telecommunications Act of 1996 ("Telecommunications Act") and are currently the subject of administrative rulemakings and judicial proceedings that are significant to the Company. The following is a summary of the federal laws and regulations that materially affect the wireless telecommunications industry and a description of certain state laws. This section does not purport to be a summary of all present and proposed federal, state and local regulations and legislation relating to the wireless telecommunications industry.

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

    The FCC licenses cellular systems in accordance with 734 geographically defined market areas comprised of 306 MSAs and 428 RSAs. In each market, the frequencies allocated for cellular telephone use are divided into two equal 25 MHz blocks and designated as wireline and non-wireline. Apart from the different frequency blocks, there is no technical difference between wireline and non-wireline cellular systems and the operational requirements imposed on each by the FCC are the same. However, no entity may own, directly or indirectly, more than a 5% interest in both systems in any one MSA or RSA, unless such ownership will not pose a substantial threat to competition, and no entity may, directly or indirectly, own a controlling interest in, or otherwise have the ability to control, both such systems. The FCC may prohibit or impose conditions on transfers of licenses. In addition, under FCC rules, no person or entity may have an attributable interest (as defined in FCC rules) in a total of more than 45 MHz of licensed broadband PCS, cellular and ESMR spectrum, regulated as Commercial Mobile Radio Services ("CMRS"), with significant overlap in any geographic area (significant overlap will occur when at least 10% of the 1990 census population of the PCS licensed service area is within the CGSA (as defined below) and/or the ESMR service area). The FCC is currently considering whether this 45 MHz spectrum cap should be modified.

    Under FCC rules, the authorized service area of a cellular provider in each of its markets is referred to as the "Cellular Geographic Service Area" or "CGSA." The CGSA may conform exactly with the boundaries of the FCC designated MSA or RSA, or it may be smaller if a licensee has chosen not to provide services to certain areas. A cellular licensee has the exclusive right to expand its CGSA boundaries within the licensee's MSA or RSA for a period of five years after grant of the licensee's initial construction permit. At the end of this five-year build-out period, however, other entities may apply to serve portions of the MSA or RSA of at least 50 square miles in size outside the licensee's then designated CGSA. The five year build-out period has expired for most licensees and the FCC has granted several "unserved area" applications filed by parties other than the original MSA or RSA licensee. Sygnet's five year buildout period has expired in all its markets with the exception of Pennsylvania 2 RSA. The Company's buildout has been substantially completed in all of its markets with the exception of the Ohio 2 RSA and the Texas 10 RSA.

    Cellular service providers also must satisfy a variety of FCC requirements relating to technical and reporting matters. One such requirement is the coordination of proposed frequency usage with adjacent cellular users, permittees and licensees in order to avoid interference between adjacent systems. In addition, the height and power of base station transmitting facilities and the type of signals they emit must fall within specified parameters. The Company is obligated to pay annual regulatory fees and assessments to support the FCC's regulation of its cellular operations, as well as fees necessary to support centralized administration of telephone numbering, the provision of telecommunications relay service ("TRS") for the hearing-impaired and application filing fees.

    The Communications Act requires prior FCC approval for substantive, non-proforma transfers or assignments to or from the Company of a controlling interest in any license or construction permit, or any rights thereunder, including the Sygnet Acquisition. Although there can be no assurance that any future requests for approval of applications filed will be approved or acted upon in a timely manner by the FCC, the Company has no reason to believe such requests or applications would not be approved or granted in due course.

    The FCC also regulates a number of other aspects of the cellular business. For example, the FCC regulates cellular resale practices and recently extended the resale requirement to broadband PCS and ESMR licensees. Cellular, PCS and ESMR providers may not restrict any customer's resale of their services or unreasonably discriminate against resellers of their services. All resale obligations for cellular, broadband PCS and ESMR operators will terminate on November 24, 2002. Moreover, federal legislation enacted in 1993 requires the FCC to reduce the disparities in the regulatory treatment of similar mobile services (such as cellular, PCS and ESMR). Under this new regulatory structure, all of the Company's cellular licenses are classified as CMRS. As a CMRS provider, the Company is regulated as a common carrier. The FCC, however, has exempted cellular services from some typical common carrier regulations such as tariff filings. The FCC has also adopted requirements for cellular and other CMRS providers to implement basic and enhanced 911 services. These services provide emergency service providers with the ability to better identify and locate callers using wireless services, including callers using special devices for the hearing impaired. The Company's obligations to implement these services is scheduled to occur in several stages ending in October 2001. Cellular and PCS carriers are also required to provide law enforcement agencies with capacity to support lawful wiretaps by March 12, 2001 and technical assistance for wiretaps by June 30, 2000. These wireless 911 and law enforcement requirements may create additional capital obligations for the Company to make necessary system changes.

    In addition, the FCC regulates the ancillary service offerings that cellular and PCS licensees can provide and recently revised its rules to permit cellular, broadband PCS, paging and ESMR licensees to offer fixed services on a co-primary basis along with mobile services. This rule change may facilitate the provision of wireless local loop service, which involves the use of wireless links to provide local telephone service by cellular licensees, as well as broadband PCS and ESMR licensees. In this regard, the FCC also recently adopted telephone number portability rules for local exchange carriers, as well as cellular, broadband PCS and ESMR licensees, that could facilitate the development of local exchange competition, including wireless local loop service. The new number portability rules generally require cellular, broadband PCS and ESMR licensees to have the capability to deliver calls from their systems to ported numbers by December 31, 1998 and offer number portability and roaming to ported numbers by November 24, 2002. These requirements may result in added capital expenditures for the Company to make necessary system changes, although the Company currently has no plans for any such expenditures.

    Cellular and PCS licenses are generally granted for ten-year terms and are renewable upon application to the FCC. Near the conclusion of the license term, licensees must file applications for renewal of licenses to obtain authority to operate for an additional 10-year term. Licenses may be revoked and license renewal applications denied for cause after appropriate notice and hearing. The FCC will award a renewal expectancy to a cellular licensee that meets certain standards of past performance. If the existing licensee receives a renewal expectancy, it is very likely that the existing licensee's cellular license will be renewed without becoming subject to competing applications. To receive a renewal expectancy, a licensee must show that it has provided "substantial" service during its past license term, and has substantially complied with applicable FCC rules and policies and the Communications Act. "Substantial" service is defined as service which is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal. If the existing licensee does not receive a renewal expectancy, competing applications for the license will be accepted by the FCC. The parties will be subject to a comparative hearing and the license may be awarded to another entity. The initial term for three of the Company's existing licenses expired in October 1998. Each license was renewed for a new ten year term expiring in 2008. The balance of the Company's existing licenses begin to expire in October 2000. Three of Sygnet's licenses have already been renewed for a new ten year term, and the initial terms on the balance of its licenses will expire over the next three years.

    A PCS system operates under a protected geographic service area license granted by the FCC for either a major trading area ("MTA") or basic trading area ("BTA") on one of six frequency blocks allocated for broadband PCS service. The FCC has divided the United States and its possessions and territories into PCS markets based upon Rand McNally's 493 BTAs, all of which are included in the 51 MTAs. The FCC has allocated 120 MHz of radio spectrum in the 2 GHz band for licensed broadband PCS services. The FCC divided the 120 MHz of spectrum into six individual blocks, two 30 MHz blocks (A and B Blocks) licensed for each of the 51 MTAs, one 30 MHz block (C Block) licensed for each of the 493 BTAs, and three 10 MHz blocks (D, E and F Blocks) licensed for each of the 493 BTAs, a total of more than 2,000 licenses. Currently, the FCC is in the process of re-auctioning nearly 350 PCS licenses in the C, D, E and F spectrum blocks.

    The FCC has adopted standards to apply to PCS renewals under which the FCC will award a renewal expectancy using standards similar to those applied to cellular licensees. Additionally, all 30 MHz broadband PCS licensees must construct facilities that offer coverage to one-third of the population of their service area within five years, and two-thirds of the population within ten years, of their initial license grants. All 10 MHz licensees must provide service to at least 25% of the service area within five years of their initial license. Licensees that fail to meet the coverage requirements may be subject to forfeiture of the license.

    FCC rules restrict the voluntary assignments or transfers of control of certain licenses awarded to "small businesses" with bidding enhancements in the C Block and F Block auctions. During the first five years of the license term, assignments or transfers affecting control are permitted only to assignees or transferees that meet the eligibility criteria for participation in the entrepreneur block auction at the time the application for assignment or transfer of control is filed or, if the proposed assignee or transferee holds other licenses for C Block and F Block, met the same eligibility criteria at the time of receipt of such licenses. Any transfers or assignments by licensees that qualified for installment payments during the entire ten-year initial license terms are subject to unjust enrichment penalties; i.e., acceleration of any installment payment plans should the assignee or transferee not qualify for the same benefits. Any transfers or assignments by licensees that qualified for bidding credits during the first five years of the license term are subject to unjust enrichment penalties; i.e., forfeiture of any bidding credit based upon the amount of time the initial license has been held should the assignee or transferee not qualify for these same benefits. In the case of the C Block and F Block, the FCC will conduct random audits to ensure that licensees are in compliance with the FCC's eligibility rules. Violations of the Communications Act or the FCC's rules could result in license revocations, forfeitures or fines. The Company was qualified to hold C and F licenses at the time such licenses were awarded, and anticipates remaining so qualified throughout the term of the PCS licenses awarded to it.

    For a period of up to five years after the grant of a PCS license (subject to extension), a PCS licensee will be prohibited from interfering with existing licensees that operate certain fixed microwave systems within its license area. To secure a sufficient amount of unencumbered spectrum to operate its PCS systems efficiently and with adequate population coverage, the Company may therefore need to relocate many of these incumbent licensees, at the Company's expense, to other frequencies or to reimburse other previously-licensed PCS licensees for expenses they have incurred in relocating incumbent licensees that the Company might have otherwise been required to relocate. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC has adopted
(i) a transition plan to relocate such microwave operators to other spectrum blocks and (ii) a cost sharing plan so that if the relocation of an incumbent benefits more than one PCS licensee, the benefiting PCS licensees will share the cost of the relocation. This transition plan allows most microwave users to operate in the PCS spectrum for a one-year voluntary negotiation period and an additional one-year mandatory negotiation period. For public safety entities dedicating a majority of their system communications for police, fire or emergency medical services operations, the voluntary negotiation period is three years, with an additional two-year mandatory negotiation period. After the voluntary and mandatory negotiation periods expire, the microwave user continues to hold primary status until April 4, 2005, but may be involuntarily relocated, albeit at the PCS licensee's expense. Parties unable to reach agreement within these time periods may refer the matter to the FCC for resolution, but the incumbent microwave user is permitted to continue its operations until final FCC resolution of the matter. The transition and cost sharing plans expire on April 4, 2005, at which time remaining incumbents in the PCS spectrum will be responsible for their costs to relocate to alternate spectrum locations. The Company has not yet determined the extent, if any, of expenses it may need to incur for the relocation of microwave incumbents in order to provide PCS services using the PCS licenses it has been awarded.

    Applications for FCC authority may be denied and in extreme cases licenses may be revoked if the FCC finds that an entity lacks the requisite "character" qualifications to be a licensee. In making the determination, the FCC considers whether an applicant or licensee has been the subject of adverse findings in a judicial or administrative proceeding involving felonies, the possession or sale of unlawful drugs, fraud, antitrust violations or unfair competition, employment discrimination, misrepresentations to the FCC or other government agencies, or serious violations of the Communications Act or FCC regulations. If greater than 25 percent of the Company's equity is owned of record or voted by aliens or their representatives, a foreign government or its representative, or any corporation organized under the laws of a foreign country and the FCC determines that the public interest would be so served, it may revoke the Company's cellular licenses or require an ownership restructuring. However, the FCC will generally permit additional indirect ownership in excess of the statutory 25 percent benchmark where that interest is to be held by an entity or entities from member countries of the World Trade Organization ("WTO"). For investors from non-WTO countries, however, the FCC will determine whether the home country of the foreign investor extends reciprocal treatment called "equivalent competitive opportunities" to U.S. entities. If such opportunities do not exist, it is unlikely that the FCC will permit investment beyond the 25 percent benchmark. These restrictions could adversely affect the Company's ability to attract additional equity financing.

    The Telecommunications Act, which made significant changes to the Communications Act and terminated the antitrust consent decree applicable to the Regional Bell Operating Companies ("RBOCs"), affects the telecommunications industry. This legislation, among other things, affects competition for local telecommunications services, interconnection arrangements for carriers, universal service funding and the provision of interexchange services.

    The Telecommunications Act requires state public utilities commissions and/or the FCC to implement policies that mandate reciprocal compensation between local exchange carriers, a category that will, for these purposes, include cellular carriers, for interconnection services at rates more closely related to cost. In a rulemaking proceeding pertaining to interconnection between local exchange carriers ("LECs") and CMRS providers such as the Company, the FCC concluded that LECs are required to compensate CMRS providers for the reasonable costs incurred by such providers in terminating traffic that originates on LEC facilities, and vice versa. Consistent with this ruling, the FCC has determined that LECs may not charge a CMRS provider or other carrier for terminating LEC-originated traffic. Nor may LECs charge CMRS providers for number activation and use fees. Depending on further FCC disposition of these issues, the

Company may or may not be successful in securing refunds, future relief or both, with respect to charges for termination of LEC-originated local traffic. If these issues are ultimately resolved by the FCC in favor of CMRS providers, then the Company will pursue relief through settlement negotiations, administrative complaint procedures or both. If these issues are ultimately decided in favor of the LECs, the Company likely would be required to pay all past due contested charges and may also be assessed interest and late charges for the withhold amounts. These requirements could in the future have a material effect on the Company.

    The Telecommunications Act requires, and the FCC has adopted, rules that require interstate communications carriers, including cellular carriers, to "make an equitable and non-discriminatory contribution" to a universal service fund that reimburses communications carriers that provide basic communications services to users who receive services at subsidized rates. These rules could result in increased costs for the Company's cellular operations. The Telecommunications Act also eases the restrictions on the provision of interexchange telephone services by wireless carriers affiliated with RBOCs. RBOC-affiliated wireless carriers have interpreted the legislation to permit immediate provision of in region long distance call delivery for their cellular customers.

    Additionally, the Telecommunications Act specifically exempts all cellular carriers from the obligation to provide equal access to interstate long distance carriers. However, the Telecommunications Act gives the FCC the authority to impose rules to require unblocked access through carrier identification codes or 800/888 numbers, so that cellular subscribers are not denied access to the long distance carrier of their choosing, if the FCC determines that the public interest so requires. The Company currently provides "dial around" equal access to all of its customers.

    The Telecommunications Act also imposes restrictions on a telecommunications carrier's use of customer proprietary network information without prior customer approval. FCC rules implementing these restrictions are being renewed but could have the potential to impose new costly obligations on the Company and impose burdens on its current marketing activities.

    The overall impact of the Telecommunications Act on the business of the Company is unclear and will likely remain so for the foreseeable future. New limitations on local zoning requirements may facilitate the construction of new cell sites and related facilities. See "State, Local and Other Regulation." However, these restrictions on zoning authority may provide only limited assistance to cellular carriers, and other provisions of the new statute relating to interconnection, telephone number portability, universal service, equal access, use of customer proprietary network information and resale could subject the Company to additional costs and increased competition.

    STATE, LOCAL AND OTHER REGULATION. The Communications Act preempts state or local regulation of the entry of, or the rates charged by, any CMRS or any private mobile service provider, which includes cellular telephone service providers. The FCC has denied the petitions of eight states to continue their rate regulation authority, including authority over cellular operators. As a practical matter, the Company is free to establish rates and offer new products and service with a minimum of regulatory requirements. The states in which the Company operates, and in which it will operate upon completion of the proposed wireless acquisitions, maintain nominal oversight jurisdiction, primarily focusing upon prior approval of acquisitions and transfers and resolution of customer complaints.

    The location and construction of cellular transmitter towers and antennas are subject to FCC and Federal Aviation Administration ("FAA") regulations and are subject to federal, state and local environmental regulation, as well as state or local zoning, land use and other regulation. Before a system can be put into commercial operation, the grantee of a construction permit must obtain all necessary zoning and building permit approvals for the cell site microwave tower locations. The time needed to obtain zoning approvals and requisite state permits varies from market to market and state to state. Likewise, variations exist in local zoning processes. Additionally, any proposed site must comply with the FCC's environmental rules.

    Zoning and planning regulation may become more restrictive in the future as many broadband PCS carriers are now seeking sites for network construction. The Telecommunications Act may provide facilities some relief from state and local laws that arbitrarily restrict the construction of personal wireless services, which include cellular, PCS and ESMR systems. For example, under the Telecommunications Act, localities are now precluded from denying zoning approval for cell sites based upon electromagnetic emission concerns, if the personal wireless service operator's system complies with FCC emissions standards. In addition, localities are prohibited from adopting zoning requirements that simply prohibit or have the effect of prohibiting personal wireless services, or that discriminate between "functionally equivalent" services. Notwithstanding these new requirements, wireless carriers have had various degrees of success in challenging offensive zoning requirements and it is still unclear whether the costs of expanding cellular systems by adding cell sites will increase and whether significant delays will be experienced due to local zoning regulations.

    The Company cannot assure you that any state or local regulatory requirements currently applicable to the Company's systems will not be changed in the future or that regulatory requirements will not be adopted in those states and localities which currently have none.

    FUTURE REGULATION. From time to time, legislation that could affect the Company, either beneficially or adversely, is proposed by federal or state legislators. The Company cannot assure you that federal or state legislation will not be enacted, or that regulations will not be adopted or actions taken by the FCC or state regulatory authorities, that might adversely affect the business of the Company. Changes such as the allocation by the FCC of radio spectrum for services that compete with the Company's business could adversely affect the Company's operating results.

EMPLOYEES AND AGENTS

    As of December 31, 1998, the Company had approximately 980 employees. In addition, as of such date, the Company had agreements with 339 independent sales agents, including car dealerships, electronics stores, paging service companies and independent contractors. None of the Company's employees are represented by a labor organization, and the Company considers its employee relations to be good.

CERTAIN TERMS

    ADDITIONAL PREFERRED STOCK The issuance of an additional 64,646 shares of our outstanding 12 1/4% Senior Exchangeable Preferred Stock Mandatorily Redeemable 2008 originally issued on December 23, 1998.

    AIRTOUCH  AirTouch Communications, Inc. and its affiliates.

    ALLEGIANCE  Telecom Allegiance Telecom, Inc.

    ALLTEL  ALLTEL Corporation and its affiliates.

    ARIZONA 5 ACQUISITION; ARIZONA 5 PARTNERSHIP; ARIZONA 5 Our acquisition of a 75% interest in the partnership (the "Arizona 5 Partnership") which owns the FCC license for and certain assets related to the system for Arizona 5 RSA ("Arizona 5"), completed on October 1, 1997.

    ARIZONA/SOUTHERN CALIFORNIA  Includes Arizona 5 RSA and California 7 RSA.

    AT&T  AT&T Corp.

    AT&T WIRELESS  AT&T Wireless Services, Inc. and its affiliates.

    BAY AREA CELLULAR  A Partnership between AT&T Wireless and AirTouch.

    BAM  Bell Atlantic Mobile.

    BELLSOUTH MOBILITY  BellSouth Mobility, Inc.

    BTA Basic Trading Area, an FCC-designated region for purposes of PCS regulation.

    CALIFORNIA 4 ACQUISITION; CALIFORNIA 4 PARTNERSHIP; CALIFORNIA 4 Our acquisition of the outstanding stock of two corporations that own all interests in the partnership ("California 4 Partnership") that owns the FCC license for and assets related to California 4 RSA ("California 4"), completed on April 1, 1998.

    CDMA  A digital technology that uses code division multiple access.

    CELL The service area of an individual transmitter located in a cellular system.

    CHARITON CELLULAR Missouri RSA No. 5 Partnership d/b/a Chariton Valley Wireless Services.

    CHILDS  J.W. Childs Associates, L.P., a Delaware limited partnership.

    CHURN The number of cellular subscriber cancellations per month as a percentage of the total cellular subscribers at the end of such period. Churn is stated as the average monthly churn rate for the period.

    CMRS  Commercial Mobile Radio Services, a defined FCC term.

    CMT  CMT Partners, a partnership between AT&T Wireless and AirTouch.

    COMMUNICATIONS ACT  Communications Act of 1934

    DCC SENIOR NOTES The 11 3/4% Senior Notes due 2007 issued by Dobson Communications Corporation.

    DCOC Dobson Cellular Operating Company, a wholly-owned subsidiary of Dobson Communications Corporation.

    DCOC CREDIT FACILITY A senior secured revolving credit facility of DCOC established pursuant to a credit agreement among DCOC, NationsBank, N.A. and certain other lenders.

    DOBSON PARTNERSHIP Dobson CC Limited Partnership, an Oklahoma limited partnership. Everett R. Dobson is the president and sole director and shareholder of RLD, Inc., the general partner of the partnership, and members of his family and trusts established for certain of his family members are limited partners.

    DOBSON/SYGNET Dobson/Sygnet Communications Company, a wholly owned subsidiary Dobson Communications Corporation.

    DOBSON/SYGNET CREDIT FACILITIES A $430.0 million senior secured bank facility consisting of a $50.0 million reducing revolving credit facility and $380.0 million of term loan facilities provided by banks led by NationsBank, N.A.

    DOBSON/SYGNET NOTES The 12 1/4% Senior Notes due 2008 to be issued by Dobson/Sygnet.

    DOBSON TOWER Dobson Tower Company, a wholly owned subsidiary of Dobson Communications Corporation.

    DOC CREDIT FACILITY A senior secured bank credit facility of DOC established pursuant to a credit agreement among DOC, NationsBank, N.A. and certain other lenders.

    DOC Dobson Operating Company, a wholly owned subsidiary of Dobson Communications Corporation.

    EAST MARYLAND Our acquisition of the FCC license for and assets related to Maryland 2 RSA ("East Maryland") completed on March 3, 1997.

    ENID CELLULAR  Enid MSA Partnership d/b/a Enid Cellular.

    EQUITY INVESTMENTS Equity investments in Dobson Communications Corporation aggregating $145.0 million to be made by the Dobson Partnership, Childs and certain of Sygnet's existing stockholders.

    ERICSSON  Telefonaktiebolaget LM Ericsson and its affiliates.

    ERIE Sygnet's 1995 acquisition of Erie Cellular Telephone Company which owned the FCC license and the related system for the Erie, Pennsylvania MSA.

    FCC  Federal Communications Corporation.

    FLEET INVESTORS Collectively, Fleet Venture Resources, Inc., Fleet Equity Partners VI, L.P. and Kennedy Plaza Partners.

    FOOTPRINT Refers to the total system coverage area served under an FCC license by a given licensee.

    FRONTIER  New York RSA No. 3 Cellular Partnership d/b/a Frontier Cellular.

    GTE  GTE Corporation and its affiliates.

    H.O. SYSTEMS  H.O. Systems, Inc.

    HORIZON ACQUISITION Sygnet's 1996 acquisition of the FCC licenses and related systems for Pennsylvania 1 RSA, Pennsylvania 2 RSA, Pennsylvania 6 RSA, Pennsylvania 7 RSA and New York 3 RSA.

    HOUSTON CELLULAR  A partnership between AT&T Wireless and BellSouth
Mobility.

    INITIAL PURCHASER  NationsBanc Montgomery Securities LLC.

    ITDS  International Telecommunications Data Service.

    KANSAS CELLULAR  Liberty Cellular, Inc. d/b/a Kansas Cellular.

    LOGIX Logix Communications Enterprises, Inc., a wholly owned subsidiary of Dobson Communications Corporation. Lucent Lucent Technologies Inc.

    MARYLAND 1 ACQUISITION; MARYLAND 1 Our acquisition of the FCC license for, and certain assets related to, Maryland 1 RSA ("Maryland 1").

    MOTOROLA  Motorola, Inc.

    MSA Metropolitan Statistical Area, an FCC-designated cellular regulatory region.

    MTA Major Trading Area, an FCC-designated region for purposes of PCS regulation.

    NACN  The North American Cellular Network.

    NATIONSBANK  NationsBank, N.A.

    NET POPS The estimated population with respect to a given service area multiplied by the percentage interest that we own in the license for, or the entity licensed, in such service area.

    NORTEL  Northern Telecom, Inc.

    OHIO 2 Our acquisition on September 2, 1998 of the FCC license for, and certain assets related to, Ohio 2 RSA ("Ohio 2").

    OTHER PREFERRED STOCK Our Class A Preferred Stock, Class D Preferred Stock, Class E Preferred Stock, Class F Preferred Stock, Class G Preferred Stock and Class H Preferred Stock.

    PCS  Personal Communications Services.

    PENNSYLVANIA 2 ACQUISITION; PENNSYLVANIA 2 Sygnet's acquisition of the FCC license for, and certain assets related to, Pennsylvania 2 RSA ("Pennsylvania 2").

    PLEDGED SECURITIES The Securities purchased to fund the first six semi-annual interest payments on the Dobson/Sygnet Notes.

    POPS The estimated population of an MSA or RSA, as derived from the Kagan Cellular Telephone Atlas for 1998.

    RESALE Resale by a provider of telecommunications services (such as a local exchange carrier) of such services to other providers or carriers on a wholesale or a retail basis.

    RSA  Rural Service Area, an FCC-designated cellular regulatory region.

    SENIOR EXCHANGEABLE PREFERRED STOCK Our outstanding 12 1/4% Senior Exchangeable Preferred Stock Mandatorily Redeemable 2008 originally issued on January 22, 1998 and additional shares issued to pay dividends thereon.

    SPRINT  Sprint Corporation and affiliated companies.

    SWBM  Southwestern Bell Mobile Systems, Inc.

    SYGNET Sygnet Wireless, Inc. and its wholly-owned subsidiary, Sygnet Communications, Inc.

    SYGNET ACQUISITION The merger of Dobson/Sygnet Operating with and into Sygnet Wireless, Inc.

    SYGNET FINANCING The sale of the Old Shares, the Equity Investments, the issuance and sale of the Dobson/Sygnet Notes, the establishment of and funding under the Dobson/Sygnet Credit Facilities, the repayment of Sygnet's credit facility, and the purchase of Sygnet Notes in the Sygnet Tender Offer.

    SYGNET NOTES  Sygnet's 11 1/2% Senior Notes due 2006.

    SYGNET TENDER OFFER  Sygnet's offer to purchase all outstanding Senior
Notes.

    SYSTEM  An FCC-licensed cellular telephone system.

    TELECOMMUNICATIONS ACT  The Telecommunications Act of 1996.

    TEXAS 10 Our acquisition on December 2, 1998 of the FCC license for, and certain assets related to, the system for Texas 10 RSA ("Texas 10").

    TDMA  A digital technology that uses time division multiple access.

    TOWER SALE LEASEBACK The sale of substantially all of the towers previously owned by Sygnet to Dobson Tower and the subsequent leaseback to Dobson/Sygnet.

    U.S. CELLULAR  United States Cellular Corporation.

    US WEST  US WEST, Inc. and its affiliated companies.

    VANGUARD  Vanguard Cellular Systems, Inc.

    WBCLP  Washington Baltimore Cellular Limited Partnership, an affiliate of
SWBM

    WEST MARYLAND ACQUISITION; WEST MARYLAND PROPERTIES Our acquisition of the FCC licenses for and assets related to the Cumberland, Maryland MSA, Hagerstown, Maryland MSA and Pennsylvania 10 West RSA (the "West Maryland Properties") completed on February 28, 1997 and March 3, 1997.

    WESTERN WIRELESS  Western Wireless Corporation.

ITEM 2. PROPERTIES

    The Company maintains its corporate headquarters in Oklahoma City, Oklahoma. The Company leases approximately 24,600 square feet at a monthly rental of approximately $19,000. See Item 13, Certain Relationships and Related Transactions. As of December 31, 1998, the Company's cellular operations leased 67 and owned 5 sales and administrative offices, at aggregate annual rentals of approximately $1.6 million. The Company anticipates that it will review these leases from time to time and may, in the future, lease or acquire new facilities as needed. The Company expects to lease or purchase additional sales and administrative office spaces in connection with recent acquisitions. The Company does not anticipate that it will encounter any material difficulties in meeting its future needs for any leased space. The Company also owned and leased 414 cell sites as of December 31, 1998.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not currently involved in any pending legal proceedings that individually or in the aggregate are material to the Company. The Company is a party to routine filings and customary regulatory proceedings with the FCC and the state public utility commissions relating to its operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On December 16, 1998, the Shareholders by unanimously written consent adopted resolutions affirming and ratifying:

    (i) the Sygnet Acquisition and the related financing,

    (ii) the issuance of Dobson/Sygnet Notes,

   (iii) the formation of Dobson Tower, the execution of short-term financing for Dobson Tower and the Tower Sale Leaseback,

    (iv) the execution into the Dobson/Sygnet Credit Facilities by Dobson/Sygnet,

    (v) the transfer of Dobson/Sygnet Operating Company to Dobson/Sygnet Communcations Company,

    (vi) the issuance of $50 million of Additional Preferred Stock,

   (vii) the consummation of the Sygnet Tender Offer by Dobson/Sygnet for the Sygnet Notes,

  (viii) the acquisition of securities from Fleet Investors and the sale of securities to Childs,

    (ix) the Amended and Restated of the Certificate of Incorporation,

    (x) the designation of Dobson/Sygnet, Dobson Tower and Dobson/Sygnet Operating Company as unrestricted subsidiaries under the DOC and DCOC Credit Facilities,

    (xi) an amendment to Company's 1996 Stock Option Plan,

   (xii) an amendment to the DOC and DCOC Credit Facilities, and

  (xiii) election of Dana L. Schmaltz and Albert H. Pharis, Jr. as Directors.

On December 23, 1998, the Shareholders adopted a Stockholder and Investor Rights Agreement and terminated agreements with Fleet Investors. See Item 13, Certain Relationships and Related Transactions.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    There is no established trading market for the Company's Common Stock. As of March 15, 1999, there were three holders of record of the Company's Class A Common Stock.

    On December 23, 1998, the Company sold an additional 64,646 shares of its 12 1/4% Senior Exchangeable Preferred Stock ("Additional Preferred Stock")in a private placement to NationsBanc Montgomery Securities, L.L.C. (the "Initial Purchaser") pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Initial Purchaser resold a portion of the shares of the Preferred Stock to qualified institutional buyers, as defined in, and in reliance on the exemption from registration provided by, Rule 144A under the Securities Act. The aggregate offering price for the shares of Additional Preferred Stock was $50 million, and aggregate discounts and commissions were approximately $2.0 million.

    On December 23, 1998, the holders of all outstanding shares of the Company's Class B Convertible Preferred Stock fully exercised their conversion rights and the Company issued an aggregate of 100,000 shares of its Class A Common Stock into which the Class B Convertible Preferred Stock had been converted. No commissions or other remuneration were paid or given, directly or indirectly, by the Company in connection with such conversion. The 100,000 shares of Class A Common Stock issued upon conversion of the Class B Convertible Preferred Stock were exempt securities under Section 3(a)(9) of the Securities Act.

    On December 23, 1998, the Company sold 75,093.7 shares of its Class D Preferred Stock to a group of 33 purchasers in a private placement pursuant to the exemption from registration provided by Rule 506 of Regulation D promulgated under the Securities Act. One of the purchasers was the principal shareholder of the Company. The Company believes each of such purchasers was an "accredited investor" as that term is defined in Rule 501 of Regulation D. The aggregate offering price for the shares of Class D Preferred Stock was $85.0 million. No discounts or commissions were paid or given in connection with this transaction.

    On December 23, 1998, the Company sold 30,000 shares of its Class F Preferred Stock and warrants to purchase a maximum of 30,000 shares of the Company's Class A Common Stock to a group of seven purchasers in a private placement pursuant to the exemption from registration provided by Rule 506 of Regulation D promulgated under the Securities Act. The Company believes that each purchaser of Class F Preferred Stock and the warrants was an "accredited investor" as that term is defined in Rule 501 of Regulation D. The aggregate offering price for the shares of Class F Preferred Stock and warrants was $30.0 million of the Sygnet Acquisition price. No discounts or commissions were given or paid in connection with this transaction.

    On December 23, 1998, the Company sold 37,853 shares of its Class G Preferred Stock to its principal shareholder in a private placement pursuant to the exemption from registration provided by Section 506 of Regulation D promulgated under the Securities Act. The Company believes that the purchaser was an "accredited investor" as that term is defined in Rule 501 of Regulation
D. The aggregate offering price for the shares of Class G Preferred Stock was $25 million which was paid with common stock. No discounts or commissions were given or paid in connection with this transaction.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth certain historical consolidated financial with respect to each of the five years ended December 31, 1998. The consolidated financial data has been derived from the Company's consolidated financial statements. The historical consolidated financial data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's audited consolidated financial statements and the related notes thereto included in Item 8, Financial Statements and Supplementary Data.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------------------------
                                                                       1998       1997       1996       1995       1994
                                                                     ---------  ---------  ---------  ---------  ---------
                                                                               ($ IN THOUSANDS EXCEPT PER SHARE
                                                                                   AND PER SUBSCRIBER DATA)
STATEMENT OF OPERATIONS DATA:
  Revenue:
    Service revenue................................................  $  69,402  $  38,410  $  17,593  $  13,949  $  10,922
    Roaming revenue................................................     66,479     26,262      7,852      4,370      3,231
    Equipment sales................................................      4,130      1,455        662        671      1,016
    Other revenue..................................................         24        587        832        693        206
    Total revenue..................................................    140,035     66,714     26,939     19,683     15,375
  Operating expenses:
    Cost of service................................................     33,267     16,431      6,119      4,654      2,991
    Cost of equipment..............................................      8,360      4,046      2,571      2,013      1,502
    Marketing and selling..........................................     22,393     10,669      4,462      3,103      3,098
    General and administrative.....................................     26,051     11,555      3,902      3,035      3,193
    Depreciation and amortization..................................     47,110     16,798      5,241      2,529      1,885
    Total operating expenses.......................................    137,181     59,499     22,295     15,334     12,669
  Operating income.................................................      2,854      7,215      4,644      4,349      2,706
  Interest expense.................................................    (38,979)   (27,640)    (4,284)    (1,854)    (1,195)
  Other income (expense), net......................................      3,858      2,777     (1,503)      (210)       106
  Minority interests in income of subsidiaries(1)..................     (2,487)    (1,693)      (675)    (1,334)    (1,105)
  Income tax (provision) benefit...................................     11,469      3,625        593       (347)      (168)
  (Loss) income from continuing operations before extraordinary
    items..........................................................    (23,285)   (15,716)    (1,225)       604        344
  Income (loss) from discontinued operations, net of income taxes..    (27,110)       332        331        500       (110)
  Extraordinary items, net of income taxes(2)......................     (2,166)    (1,350)      (527)        --        228
  Net income (loss)................................................  $ (52,561) $ (16,734) $  (1,421) $   1,104  $     462
  Dividends on preferred stock.....................................    (23,955)    (2,603)      (849)      (591)       (83)
  Net income (loss) applicable to common stockholders..............  $ (76,516) $ (19,337) $  (2,270) $     513  $     379
  Net income (loss) applicable to common stockholders per common share:
    Before discontinued operations and extraordinary expense.......  $  (99.75) $  (38.72) $   (4.38) $     .02  $     .55
    Discontinued operations........................................     (57.25)       .70        .70       1.06       (.23)
    Extraordinary income (expense).................................      (4.57)     (2.85)     (1.12)        --        .48
  Net income (loss) applicable to common stockholders per common
    share..........................................................  $ (161.57) $  (40.87) $   (4.80) $    1.08  $     .80
  Cash dividends declared per common share.........................  $      --  $   16.13  $    1.18  $    1.40  $     .11
  Weighted average common shares outstanding.......................    473,564    473,152    473,152    473,152    473,152

OTHER FINANCIAL DATA:
  Capital expenditures, excluding cost of acquisitions.............  $  55,289  $  23,216  $  17,438  $   3,925  $   5,267
OTHER DATA:
  Cellular subscribers (at period end).............................    352,005    100,093     33,955     26,614     21,481
  Cellular penetration (at period end)(3)..........................       6.8%       6.1%       5.8%       8.0%       6.5%
  Cellular churn(4)................................................       2.0%       1.9%       1.8%       1.5%       0.9%
  Average monthly revenue per cellular subscriber(5)...............  $      40  $      41  $      48  $      50  $      50

                                                                                       DECEMBER 31,
                                                                 ---------------------------------------------------------
                                                                     1998         1997       1996       1995       1994
                                                                 ------------  ----------  ---------  ---------  ---------
                                                                                  (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents....................................  $     22,324  $    2,752  $     981  $     732  $     607
  Restricted cash and investments..............................        75,580      26,777         --         --         --
  Net fixed assets.............................................       173,054      52,374     26,794     11,414     11,590
  Total assets.................................................     1,703,427     359,645     95,376     37,711     33,111
  Long-term debt, net of current portion.......................     1,103,857     335,570     75,750     24,319     20,661
  Mandatorily redeemable preferred stock.......................       381,320      11,623     10,000      5,913         --
  Stockholders' equity (deficit)...............................      (156,783)    (36,673)    (9,802)    (6,971)        28

------------------------

(1) Reflects minority interests in partnerships in which the Company owns the majority interests.

(2) Extraordinary items reflect gain or (loss) related to early extinguishment of debt.

(3) Determined by dividing the Company's total ending cellular subscribers for the period by the estimated total Pops covered by applicable FCC cellular licenses.

(4) Churn means the number of cellular subscriber cancellations per period as a percentage of the weighted average total cellular subscribers during such period. Churn is stated as the average monthly churn rate for the period.

(5) Excludes roaming and equipment revenue.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company is a leading provider of rural cellular telephone services. Since it commenced providing cellular services in 1990 in Oklahoma and the Texas Panhandle, the Company has rapidly expanded its cellular operations with an acquisition strategy targeting underdeveloped rural and suburban areas which have a significant number of potential customers with substantial needs for cellular communications. At December 31, 1998, the Company's cellular systems covered a population of 5.7 million in Arizona, California, Kansas, Maryland, Missouri, New York, Ohio, Oklahoma, Pennsylvania and Texas.

    The following discussion and analysis is of the historical financial condition and results of operation of the Company and should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in Item 8.

ACQUISITIONS

    The Company continually evaluates opportunities to acquire additional cellular systems. The following table sets forth the cellular markets and systems acquired by the Company since 1995 (ownership in parentheses if not 100% owned by the Company):

                                                            PURCHASE PRICE
ACQUISITION                                                 ($ IN MILLIONS)         DATE
----------------------------------------------------------  ---------------  ------------------
Sygnet....................................................     $   337.5     December 1998
Texas 10..................................................          55.0     December 1998
Ohio 2....................................................          39.3     September 1998
California 7..............................................          21.0     July 1998
Santa Cruz (86.9%)........................................          31.2     June 1998
California 4..............................................          90.9     April 1998
Texas 16..................................................          56.6     January 1998
Arizona 5 (75%)...........................................          39.8     October 1997
East Maryland.............................................          75.8     March 1997
West Maryland.............................................          77.6     February 1997
Kansas/Missouri...........................................          30.0     March 1996

REVENUE

    The cellular revenues of the Company consist of service, roaming and equipment sales revenues. There has been an industry trend of declining average revenue per minute, as competition among service providers has led to reductions in rates for airtime and subscriptions and other charges. The Company believes that the impact of this trend will be mitigated by increases in the number of cellular telecommunications subscribers and the number of minutes of usage per subscriber. There has also been a broad trend in the cellular telecommunications industry of declining average revenue per subscriber. The Company believes that the downward trend is primarily the result of the addition of new lower usage customers who utilize cellular services for personal convenience, security or as a backup for their traditional landline telephone.

    Roaming accounted for 47.5%, 39.4% and 29.1% of the Company's cellular revenue for the years ended December 31, 1998,1997 and 1996, respectively. While the industry trend is to reduce roaming rates, the Company believes that its roaming rates are generally lower than rates offered by others in or near the Company's systems and that such lower roaming rates mitigate against this trend; however, there can be no assurance that such trend will not materially impact it in the future. The Company's roaming yield (roamer service revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes of use) was $.61, $.72 and $.70 per minute (excludes Arizona 5 for 1997, for which the roaming minutes of use were not available) for the years ended December 31, 1998, 1997 and 1996.

    The Company's overall cellular penetration rates increased in 1998 and 1997 compared to 1996 due to the incremental penetration gains in existing markets. The Company believes that as its cellular penetration rates increase, the increase in new subscriber revenue will exceed the loss of revenue attributable to the cellular churn rate.

    In recent years, the Company and other cellular providers, have increased the use of discounts on phone equipment and free phone promotions, as competition between service providers has intensified. As a result, the Company has incurred, and expects to continue to incur, losses on equipment sales, which have resulted in increased marketing and selling costs per gross additional subscriber. While the Company expects to continue these discounts and promotions, the Company believes that the use of such promotions will result in increased revenue from increases in the number of cellular subscribers.

COSTS AND EXPENSES

    The Company's primary operating expense categories include cost of service, cost of equipment, marketing and selling, general and administrative and depreciation and amortization.

    The Company's cost of service consists primarily of costs to operate and maintain the Company's facilities utilized in providing service to customers and amounts paid to third-party cellular providers for providing service to the Company's subscribers.

    The Company's cost of equipment represents the cost associated with telephone equipment and accessories sold to customers.

    The Company's marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell cellular products and services and costs related to customer retention. Commissions are paid to direct sales personnel for new business generated. Independent sales agents receive commissions for generating new sales and ongoing sales to existing customers.

    The Company's general and administrative costs include all infrastructure costs such as customer support, billing, collections, and corporate administration.

DISCONTINUED OPERATIONS

    The Company, through its wholly-owned subsidiary, Logix, provides integrated local, long distance, data and other telecommunications services to small and medium-sized business customers throughout the Southwest United States. Logix operates long-haul fiber optic facilities in Oklahoma, Texas and Colorado. Logix offers switch-based integrated communications provider services in Oklahoma City, Tulsa, Amarillo, Houston, Austin, Dallas, Fort Worth and San Antonio.

    The Company intends to distribute the stock of Logix to certain of the Company's shareholders in a tax-free spin-off. The timing of the spin-off is subject to receipt of a favorable tax ruling or favorable tax opinion acceptable to the Company and its shareholders.

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    OPERATING REVENUE. For the year ended December 31, 1998, total operating revenue increased $73.3 million, or 109.9%, to $140.0 million from $66.7 million for the comparable period in 1997. Total service, roaming and equipment revenue represented 49.6%, 47.5% and 2.9%, respectively, of total operating revenue during the year ended December 31, 1998 and 57.6%, 39.4% and 2.2%, respectively, of total operating revenue during the year ended December 31, 1997.

    The following table sets forth the components of the Company's revenue for the periods indicated:

                                                                              YEAR ENDED
                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                            1998       1997
                                                                         ----------  ---------
                                                                           ($ IN THOUSANDS)
Operating revenue:
  Service revenue......................................................  $   69,402  $  38,410
  Roaming revenue......................................................      66,479     26,263
  Equipment sales......................................................       4,130      1,455
  Other revenue........................................................          24        586
                                                                         ----------  ---------
    Total..............................................................  $  140,035  $  66,714
                                                                         ----------  ---------
                                                                         ----------  ---------

    Service revenue increased $31.0 million, or 80.7%, to $69.4 million in the year ended 1998 from $38.4 million in the same period of 1997. Of the increase, $15.8 million was attributable to acquisitions. The remaining $15.2 million was primarily attributable to increased penetration and usage in the Central and Eastern Regions. The Company's subscriber base increased 251.7% to 352,005 at December 31, 1998 from 100,093 at December 31, 1997. Approximately 220,626 subscribers were added since December 31, 1997 as a result of acquisitions. The Company's average monthly service revenue per subscriber decreased 2.5% to $40 for the year ended December 31, 1998 from $41 for the comparable period in 1997 due to the addition of new lower rate subscribers in the East Region and competitive market pressures.

    Roaming revenue increased $40.2 million, or 153.1%, to $66.5 million in the year of 1998 from $26.3 million for the comparable period of 1997. Of the increase, $25.0 million was attributable to acquisitions. The remaining $15.2 million was primarily attributable to increased roaming minutes in the Central and Eastern Regions due to expanded coverage areas and increased usage in these markets.

    Equipment sales of $4.1 million in the year of 1998 represented an increase of $2.7 million, or 183.8%, from $1.5 million in the same period of 1997, as the Company sold more equipment during the year of 1998 as a result of growth in subscribers.

    COST OF SERVICE. For the year ended December 31, 1998, the total cost of service increased $16.8 million, or 102.5%, to $33.3 million from $16.4 million for the comparable period in 1997. Of the increase, $9.0 million was attributable to acquisitions. The remaining $7.8 million was primarily attributable to increased subscribers and minutes of use in the Central and Eastern Regions and expanded use of rerating agreements with providers adjacent to the Company's markets. As a percentage of service and roaming revenue, cost of cellular service remained constant at 24.5% in 1998 compared to 1997.

    COST OF EQUIPMENT. For the year ended December 31, 1998, cost of equipment increased $4.3 million, or 106.6%, to $8.4 million during 1998 from $4.0 million in 1997, primarily from increases in the volume of equipment sold due to the growth in subscribers.

    MARKETING AND SELLING COSTS. Marketing and selling costs increased $11.7 million, or 109.9%, to $22.4 million in 1998 from $10.7 million in 1997. As a percentage of total operating revenue, marketing and selling costs remained constant to 16.0% in 1998 from 16.0% in the same period of 1997. Gross subscribers added in 1998 was 65,665. The number of gross subscribers added in 1997 was 33,354.

    GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs increased $14.5 million, or 125.5%, to $26.1 million in 1998 from $11.6 million for the same period in 1997. As a percentage of total operating revenue, general and administrative costs increased to 18.6% in 1998 from 17.3% in the comparable period of 1997. The increase year over year is a result of increased infrastructure costs such as customer service, billing, collections and administrative costs as a result of the overall growth of the Company. The increase as a percentage of total operating revenue is a result of inefficiencies created in administrative areas impacted by the fourth quarter operational split of the Company's wireless and wireline business segments. In addition, the Company experienced a higher than expected levels of bad debt expenses in certain markets in the fourth quarter.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the year ended December 31, 1998, depreciation and amortization expense increased $30.3 million, or 180.5% to $47.1 million in 1998 from $16.8 million in 1997. Depreciation and amortization of assets acquired in acquisitions accounted for $21.1 million of the increase in 1998 compared to 1997.

    INTEREST EXPENSE. For the year ended December 31, 1998, interest expense increased $11.3 million, or 41.0%, to $39.0 million in 1998 from $27.6 million in 1997. The increase was primarily a result of increased borrowings in 1998 to finance the Company's acquisitions.

    OTHER INCOME (EXPENSE), NET. For the year ended December 31, 1998, other income increased $1.1 million, or 38.9%, to $3.9 million in 1998 from $2.8 million in 1997. Of the increase, $.9 million was attributable to increased interest income in 1998. In 1998, the Company had higher investment balances related to proceeds from the Senior Preferred Stock and escrow deposits relating to the Ohio 2 and Sygnet Acquisitions.

    EXTRAORDINARY EXPENSE. In 1998 and 1997, the Company incurred an extraordinary pretax loss of approximately $3.3 million and $2.2 million, respectively, as a result of writing off previously capitalized financing costs associated with revolving credit facilities that were refinanced in March 1998 and February 1997.

    YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    OPERATING REVENUE. For the year ended December 31, 1997, total operating revenue increased $39.8 million, or 147.6%, to $66.7 million from $26.9 million in 1996. Total service, roaming and equipment revenue represented 57.6%, 39.4% and 2.2% of total operating revenue, respectively, in 1997 and 65.3%, 29.1% and 2.5% of total operating revenue, respectively, in 1996.

    The following table sets forth the components of the Company's revenue for the periods indicated:

                                                                               YEAR ENDED
                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1997       1996
                                                                          ---------  ---------
                                                                            ($ IN THOUSANDS)
Operating revenue:
  Service revenue.......................................................  $  38,410  $  17,593
  Roaming revenue.......................................................     26,263      7,852
  Equipment sales.......................................................      1,455        662
  Other revenue.........................................................        586        832
                                                                          ---------  ---------
    Total...............................................................  $  66,714  $  26,939
                                                                          ---------  ---------
                                                                          ---------  ---------

    Service revenue increased $20.8 million, or 118.3%, to $38.4 million for the year ended December 31, 1997 from $17.6 million in 1996. Of the increase, $15.0 million was attributable to the acquisition of the Maryland and Arizona properties in 1997 and the inclusion of the operations of the Kansas/Missouri properties for all of 1997. The remaining increase was primarily attributable to increased penetration and usage in the Central Region. The Company's subscriber base increased 194.8% to 100,093 at December 31, 1997 from 33,955 at December 31, 1996. 42,608 subscribers were added as a result of the acquisition of the East Maryland and West Maryland markets. The Company's average monthly service revenue per subscriber decreased 15.0% to $41.05 for the year ended December 31, 1997 from $48.31 for 1996 due to the addition of new lower rate subscribers in the Eastern Region and competitive market pressures.

    Roaming revenue increased $18.4 million, or 234.4%, to $26.3 million for the year ended December 31, 1997 from $7.9 million in 1996. Of the increase, $15.6 million was attributable to the acquisition of the Maryland and Arizona properties in 1997 and the inclusion of the operations of the Kansas/Missouri markets for all of 1997. The remaining increase was primarily attributable to increased roaming minutes in the Central Region due to expanded coverage areas in these markets and an increase in minutes of use. Equipment sales of $1.5 million in 1997 represented an increase of $0.8 million, or 119.9%, from $0.7 million in 1996, as the Company sold more equipment in 1997.

    COST OF SERVICE. For the year ended December 31, 1997, the total cost of service increased $10.3 million, or 168.5%, to $16.4 million from $6.1 million in 1996. Of the increase, $8.4 million was attributable to the acquisition of the Maryland and Arizona properties in 1997 and the inclusion of the operations of the Kansas/Missouri markets for all of 1997. The remaining increase was primarily attributable to increased subscribers and minutes of use in the Central Region and expanded use of rerating agreements with providers adjacent to the Company's markets. As a percentage of service and roaming revenue, cost of service increased to 25.4% in 1997 from 24.0% in 1996. This is primarily due to the expanded use of rerating agreements noted above, as well as additional facility lease costs in East Maryland.

    COST OF EQUIPMENT. For the year ended December 31, 1997, the total cost of equipment increased $1.4 million, or 57.3% to $4.0 million from $2.6 million in 1996, primarily from increases in the volume of equipment sold due to the growth in subscribers.

    MARKETING AND SELLING COSTS. Marketing and selling costs increased $6.2 million, or 139.1%, to $10.7 million in 1997 from $4.5 million in 1996. The increase was primarily due to the higher level of subscribers added period to period. Gross subscribers added in 1997 was 33,354 with subscribers added in the Eastern Region and in Arizona 5 since their acquisitions making up 16,469 and 1,307, respectively, of the gross subscribers added. The number of gross subscribers added in 1996 was 11,970. As a percentage of total operating revenue, marketing and selling costs decreased to 16.0% in 1997 from 16.6% in 1996.

    GENERAL AND ADMINISTRATIVE COSTS. For the year ended December 31, 1997, general and administrative costs increased $7.7 million, or 196.2%, to $11.6 million from $3.9 million for the same period of 1996. The increase was primarily due to increased billing costs as a result of the growth in cellular subscribers, the 1997 Acquisitions, the inclusion of the Kansas/Missouri markets for all of 1997, and increased salary costs resulting from additional personnel. As a percentage of total operating revenue, general and administrative costs increased from 14.5% in 1996 to 17.3% in 1997. This increase is a result of additional personnel necessary to support the Company's expanded operations.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the year ended December 31, 1997, depreciation and amortization expense increased $11.6 million, or 220.5%, to $16.8 million from $5.2 million in 1996. There was a $12.1 million increase as a result of the amortization of assets acquired in the acquisition of the Maryland and Arizona properties in 1997 and the Kansas/Missouri Acquisition in 1996 offset by a slight decrease related to assets in the Central Region.

    INTEREST EXPENSE. For the year ended December 31, 1997, interest expense increased $23.3 million to $27.6 million from $4.3 million in 1996. The increase was primarily the result of increased borrowings to finance the acquisitions of the Maryland and Arizona properties.

    OTHER INCOME (EXPENSE), NET. For the year ended December 31, 1997, total other income (expense), net (consisting of interest income, and other income/expense) increased $4.3 million to $2.8 million from $(1.5) million in 1996. The increase was primarily a result of interest earned on securities purchased which were pledged to secure payment of the first four semi-annual interest payments on the DCC Senior Notes.

    EXTRAORDINARY EXPENSE. In 1997 and 1996, the Company incurred an extraordinary pretax loss of approximately $2.2 million and $0.9 million, respectively, as a result of writing off previously capitalized financing costs associated with a revolving credit facility that was refinanced in February 1997 and March 1996.

IMPACT OF YEAR 2000 ISSUE

    The Year 2000 issue exists because many computer systems and applications, including those embedded in equipment and facilities, use two digit rather than four digit date fields to designate an applicable year. As a result, the systems and applications may not properly recognize the year 2000 or process data that includes it, potentially causing data miscalculations, inaccuracies, operational malfunctions or failures.

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

    To date, the Company has completed an inventory of its automated systems and services and an impact analysis that identified significant risk areas by line of business, specific compliance requirements and costs and estimated completion dates for affected systems. We have been in contact with all of the vendors of products and services that we believe are critical to our operations. The representation from our vendors pertaining to Year 2000 compliance has come in writing directly to us, in contracts, and by accessing Year 2000 information available at their Web sites. While all of the vendors have provided some type of assurance that their products will be Year 2000 compliant, not all have provided us expressly with a "Year 2000 Compliance Statement" and/or a "Year 2000 Warranty." Our focus with our vendors has been directed toward what assurances of Year 2000 compliance they can provide in the form of documented Year 2000 planning and testing and third party audits.

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

    The results of the impact analysis revealed that for most of the Company's information systems, services and telecommunications infrastructure, Year 2000 compliant versions will be included as a part of existing maintenance and/or service agreements at no additional cost to the Company and should be in place and tested by the second quarter of 1999. However, there are two critical systems that will not be replaced until third quarter 1999. Those systems are one Ericsson cellular switch in New York and our Eastern Region ITDS billing system. The Ericsson switching equipment will be replaced with Year 2000 compliant Nortel equipment. In the first quarter of 1999, the Company decided to replace its current billing system vendor, ITDS, with a new vendor, H.O. Systems, which is Year 2000 compliant. The H.O. Systems software is in place and functioning in the Company's West Region markets. The Company is in the process of implementing the H.O. Systems software throughout its other markets and expects to complete the implementation in the third quarter of 1999. The Company estimates total costs of approximately $.75 million to upgrade or replace those systems that are not Year 2000 compliant and will not be upgraded through existing maintenance or service agreements. The estimated costs for Year 2000 compliance do not include the costs of upgrading the New York system or replacing the billing vendor, as those decisions were made for business reasons outside of the Year 2000 issue and would have been made regardless of whether the systems currently in place were Year 2000 compliant. All of the Company's automated systems and services are or will be Year 2000 compliant by the end of the third quarter of 1999.

    The Company's contingency planning is being addressed in two parts. First, in the event that a product or service is not compliant by the end of the second quarter of 1999, where feasible, the Company has identified alternate compliant products or services that can replace them. Second, possible disruptions to operations after the rollover to the Year 2000 are being addressed as a part of the Company's overall disaster recovery plan, which will be completed by the end of 1999.

    The Company will continue to analyze systems and services that utilize date-embedded codes that may experience operational problems when the Year 2000 is reached. The Company will continue communicating with third party vendors of systems software and equipment, suppliers of telecommunications capacity and equipment, roaming partners customers and others with which it does business to coordinate Year 2000 compliance. To further mitigate risks, if a critical vendor does not provide adequate assurance that its product is Year 2000 compliant through test plans, test results or third party audit results, the Company will either replace the product with one that has provided proof of compliance or will conduct its own Year 2000 tests.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cellular operations require substantial capital to acquire, construct and expand cellular telephone systems and to fund operating requirements. The Company has financed its operations through bank debt and the sale of debt and equity.

    At December 31, 1998, the Company had working capital of $13.5 million (a ratio of current assets to current liabilities of 1.1:1) and an unrestricted cash balance of $22.3 million, which compares to working capital of $15.9 million (a ratio of current assets to current liabilities of 1.7:1) and an unrestricted cash balance of $2.8 million at December 31, 1997.

    The Company's net cash provided by operating activities totaled $28.0 for 1998 compared to $6.9 million for 1997 and $5.2 million for 1996. The increase of $21.1 million from 1997 to 1998 was primarily due to depreciation and amortization and the change in current assets and liabilities offset by the Company's net loss for the period. The increase of $1.7 million from 1996 to 1997 was primarily due to net changes in current assets and liabilities, depreciation and amortization and deferred income taxes, offset by the Company's net loss for the period.

    Net cash used in investing activities, which totaled $999.1 million, $217.6 million and $43.9 million for the years ended December 31, 1998, 1997 and 1996, respectively, principally related to acquisitions and capital expenditures in all periods. Acquisitions accounted for $945.4 million, $190.7 million and $30.0 million in 1998, 1997 and 1996, respectively, and capital expenditures were $55.3 million, $17.8 million and $13.5 million in 1998, 1997 and 1996, respectively.

    Net cash provided by financing activities was $990.6 million for 1998 compared to $212.5 million for 1997 and $38.9 million for 1996, respectively. Financing activity sources for the year ended December 31, 1998 consisted primarily of $740.0 million of proceeds from bank borrowings, the issuance of $200.0 million of Dobson/Sygnet Notes, the issuance of $225.0 million of Senior Preferred Stock, net and the issuance of $115.0 million of other preferred stock. These activities were offset by financing activity uses, including the purchase of $67.7 million of restricted investments to be used to fund the first six semi-annual interest payments on the Dobson/Sygnet Notes and $62.0 million of deferred financing costs relating to the new credit facilities and financing the Sygnet Acquisition. Proceeds from long-term debt exceeded repayment thereof by $768.5 million, $256.3 million and $39.4 million in 1998, 1997, and 1996, respectively.

    In April 1997, the Company entered into an interest rate hedge agreement terminating on April 24, 2002 to hedge the Company's interest expense on $160.0 million of indebtedness under its revolving credit facilities. In 1998, the counterparty exercised its rights under the swap agreement, fixing the interest rate at 6.13% plus a factor based on the Company's leverage. The Company accounts for this as a hedge. The Company is currently negotiating an interest rate swap agreement to establish a fixed interest rate on $75 million of its indebtedness under the Dobson/Sygnet Credit Facilities.

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

    The Company's capital expenditures (excluding cost of acquisitions and discontinued operations) were $55.3 million for the year ended December 31, 1998 and the Company expects its capital expenditures (excluding cost of acquisitions) to be approximately $45 million to $50 million for 1999. The Company has not budgeted any amounts to be expended in 1999 with respect to the systems which may be acquired in other acquisitions or the Company's PCS system. The amount and timing of capital expenditures may vary depending on the rate at which the Company expands and develops its cellular systems and whether the Company consummates additional acquisitions.

    On December 23, 1998, a subsidiary of the Company acquired all of the outstanding capital stock of Sygnet for $337.5 million. The Sygnet Acquisition was financed through borrowings under the Dobson/ Sygnet Credit Facilities, the net proceeds of offering the Additional Preferred Stock, the Equity Investments and the Tower Sale Leaseback ("Sygnet Financing").

    The Company has agreed to purchase approximately $65 million of cell site and switching equipment between June 1997 and November 2001. Of this commitment, approximately $32.3 million remained at December 31, 1998. Under another equipment supply agreement, the Company agreed to purchase approximately $81.0 million of cell site and switching equipment by January 13, 2002. Of this commitment, $58.4 million remained at December 31, 1998.

    In April 1997, the Company was granted PCS licenses in nine markets in Oklahoma, Kansas and Missouri. The Company financed $4.1 million of the $5.1 million purchase price with government loans secured by liens on the PCS licenses at an annual interest rate of 6.25%, amortizing quarterly over eight years beginning in 1999. The Company is required to build out systems covering 25% of the population covered by each of the PCS licenses by 2002. The Company currently anticipates that the cost to build out the minimum PCS system will be $10.0 million to $30.0 million. The actual amount of the expenditures will depend on the PCS technology selected by the Company, the extent of the Company's buildout, the costs at the time of buildout and the extent the Company must bear the expense of relocating incumbent microwave licensees, as mandated by FCC rules. The Company has not budgeted any amounts for capital expenditures in 1999 with respect to the buildout of a PCS system.

    In March 1998, the Company's subsidiary, Dobson Cellular Operations Company ("DCOC"), established a $200.0 million senior secured credit facility (the "DCOC Credit Facility"). Under the terms of the DCOC Credit Facility, an additional $75.0 million revolving credit facility may be established for acquisitions. This uncommitted facility requires that the Company have borrowings outstanding of at least two-thirds of the committed amount under the DCOC Credit Facility. DCOC's obligations under the DCOC Credit Facility are secured by all existing and future assets of DCOC, and are guaranteed by DCOC's subsidiaries. In addition, the Company's subsidiary, Dobson Operating Company ("DOC"), established a $250.0 million senior secured credit facility (the "DOC Credit Facility") to replace a prior bank facility. The DOC Credit Facility is secured by all of DOC's stock and the stock or partnership interests of its subsidiaries and all assets of DOC and its restricted subsidiaries. The Company and DOC's subsidiaries, other than Logix and the Arizona 5 Partnership, have guaranteed DOC's obligations under the DOC Credit Facility. The DCOC Credit Facility and the DOC Credit Facility require the Company to maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding the Company's ability to meet its debt service obligations. To date, the Company has met the required financial ratios. The DOC Credit Facility and DCOC Credit Facility each amortize quarterly beginning June 30, 2000 and terminate on June 30, 2006. At December 31, 1998, the Company had credit available of $117.0 million under the DOC Credit Facility, subject to covenant limitations and no availability under the DCOC Credit Facility. The Company expects to borrow $9.1 million under the DOC Credit Facility to close the Maryland 1 Acquisition and $6.0 million under the Dobson/Sygnet Credit Facilities to close the Pennsylvania 2 Acquisition.

    Dobson/Sygnet is a party to a credit agreement with NationsBank for an aggregate $430.0 million, consisting of a $50.0 million revolving credit facility and $380.0 million of term loan facilities. The obligations under the Dobson/Sygnet Credit Facilities are secured by a pledge of the capital stock of Dobson/Sygnet's operating subsidiary as well as a lien on substantially all of the assets of Dobson/Sygnet and its operating subsidiary. The Dobson/Sygnet Credit Facilities require Dobson/Sygnet and the Company to maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding Dobson/Sygnet's ability to meet its debt service obligations. The ability of

Dobson/Sygnet to borrow under the Dobson/Sygnet Credit Facilities will be limited by the requirement that, on a quarterly basis beginning December 31, 2000, the amount available under the Dobson/Sygnet Credit Facilities will reduce until they terminate. At December 31, 1998, the Company had credit available of $23.0 million under the Dobson/Sygnet Credit Facilities, subject to covenant limitations.

    As part of the Sygnet Financing, Sygnet sold to Dobson Tower, a wholly owned subsidiary of the Company, substantially all of the towers it owned for $25.0 million. Dobson Tower then leased these towers back to Sygnet under an operating lease, with net annual lease payments of approximately $1.4 million. Dobson Tower obtained the funds for such purchase from borrowings under a new credit facility of $17.5 million and the sale of $7.7 million of preferred stock of Dobson Tower to an affiliate of the Company.

    The Company, through Dobson/Sygnet's predecessor, is party to an agreement to purchase the FCC license for, and certain assets related to, Pennsylvania 2 RSA for $6.0 million (the "Pennsylvania 2 Acquisition"). Because the seller's title to the license remains subject to administrative and judicial review, the closing of such acquisition has been delayed. Pending such closing, Dobson/Sygnet is managing the operation of the cellular system in the market under the supervision and control of the seller. Recently, the Company entered into an agreement for the purchase of the FCC license for, and certain assets related to, Maryland 1 RSA and an unserved portion of Cumberland, Maryland MSA for $9.1 million in cash (the "Maryland 1 Acquisition"), subject to adjustment. The Company has no agreements with respect to any acquisitions other than the Pennsylvania 2 Acquisition and the Maryland 1 Acquisition.

    Although the Company cannot provide any assurance, the Company believes that, assuming successful implementation of the Company's strategy, including the further development of its cellular systems and significant and sustained growth in its cash flow, borrowings under the Dobson/Sygnet Credit Facilities, the DOC Credit Facility, the Tower Sale Leaseback, the DCOC Credit Facility and cash flow from operations, will be sufficient to consummate the Maryland 1 Acquisition and the Pennsylvania 2 Acquisition and are expected to be sufficient to satisfy the Company's currently expected capital expenditure, working capital and debt service obligations. However, the Company will need to refinance the Dobson/Sygnet Credit Facilities, the DOC Credit Facility, the DCOC Credit Facility, the DCC Senior Notes and the Dobson/ Sygnet Notes at their maturities and refinance its mandatory redemption obligations with respect to its preferred stock, including the Additional Preferred Stock and Senior Exchangeable Preferred Stock. The Company's ability to do so will depend on, among other things, its financial condition at the time, the restrictions in the instruments governing its indebtedness and other factors, including market conditions beyond the control of the Company. The actual amount and timing of the Company's future capital requirements may differ materially from the Company's estimates as a result of, among other things, the demand for the Company's services and regulatory, technological and competitive developments. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. The Company cannot assure you that any such financing will be available on acceptable terms or at all.

EFFECT OF NEW ACCOUNTING STANDARDS

    In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Derivatives and Hedging ("SFAS 133"). SFAS 133 establishes uniform hedge accounting criteria for all derivatives requiring companies to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Under SFAS 133, derivatives will be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value recognized in current earnings. SFAS 133 will be effective for fiscal years beginning after June 15, 1999. Under SFAS 133, the Company would record a liability of $5.4 million relating to its interest rate hedge valuation at December 31, 1998. The Company has not determined the timing or method of adoption of SFAS 133.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. The counterparty is a major financial institution. During 1998, the Company had an interest rate hedge on $160 million of its outstanding indebtedness under the DOC Credit Facility. Losses on the interest rate hedge in 1998 were reflected in income and were immaterial. The Company did not recognize any gains or losses in 1997 or 1996.

    The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair values of our total long-term fixed rate and our variable-rate debt are shown in Note 15 to Notes to Consolidated Financial Statements. Based on our market risk sensitive instruments outstanding at December 31, 1998, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Financial Statements:

  Report of independent public accountants.................................................................          44

  Consolidated balance sheets as of December 31, 1998 and 1997.............................................          46

  Consolidated statements of operations for the years ended December 31, 1998, 1997 and 1996...............          48

  Consolidated statements of stockholders' deficit for the years ended December 31, 1998, 1997 and 1996....          50

  Consolidated statements of cash flows for the years ended December 31, 1998, 1997 and 1996...............          51

  Notes to consolidated financial statements...............................................................          53

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Dobson Communications Corporation:

    We have audited the accompanying consolidated balance sheets of Dobson Communications Corporation (an Oklahoma corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dobson Communications Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Oklahoma City, Oklahoma,
February 18, 1999

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                                                                       1998             1997
                                                                                 ----------------  --------------

                                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                      $     22,323,734  $    2,752,399
  Accounts receivable--
    Due from customers, net of allowance for doubtful accounts of $2,043,200
      and $632,661 in 1998 and 1997, respectively..............................        43,299,568      14,003,688
    Affiliates.................................................................                --         633,146
  Restricted cash and investments..............................................        30,074,946      17,561,231
  Inventory....................................................................         5,158,512       1,229,420
  Prepaid expenses and other...................................................         2,026,538       2,384,683
  Deferred income taxes........................................................         1,404,000         214,000
                                                                                 ----------------  --------------
    Total current assets.......................................................       104,287,298      38,778,567
                                                                                 ----------------  --------------
PROPERTY, PLANT AND EQUIPMENT, net.............................................       173,054,329      52,373,866
                                                                                 ----------------  --------------
OTHER ASSETS:
  Receivables--Affiliates......................................................           227,990         529,107
  Notes receivable--Affiliates.................................................         7,047,272       5,852,282
  Restricted investments.......................................................        45,505,020       9,216,202
  Cellular license acquisition costs, net of accumulated amortization of
    $43,879,184 and $13,814,229 in 1998 and 1997, respectively.................     1,250,790,448     206,694,474
  Deferred financing costs, net of accumulated amortization of $2,511,661 and
    $2,628,777 in 1998 and 1997, respectively..................................        66,640,301       9,884,308
  Other intangibles, net of accumulated amortization of $2,071,047 and $851,107
    in 1998 and 1997, respectively.............................................        52,795,841       9,328,031
  Investments in unconsolidated subsidiaries and other.........................         3,078,134       6,911,002
  Net assets of discontinued operations........................................                --      20,077,167
                                                                                 ----------------  --------------
    Total other assets.........................................................     1,426,085,006     268,492,573
                                                                                 ----------------  --------------
    Total assets...............................................................  $  1,703,426,633  $  359,645,006
                                                                                 ----------------  --------------
                                                                                 ----------------  --------------

   The accompanying notes are an integral part of these consolidated balance sheets.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

                                                                                       1998             1997
                                                                                 ----------------  --------------

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable.............................................................  $     47,536,672  $   11,708,420
  Accrued expenses.............................................................        14,222,306       7,641,021
  Notes payable................................................................        17,500,000              --
  Deferred revenue and customer deposits.......................................         5,738,381       1,979,508
  Current portion of long-term debt............................................           198,871              --
  Accrued dividends payable....................................................         5,603,856       1,595,238
                                                                                 ----------------  --------------
    Total current liabilities..................................................        90,800,086      22,924,187
                                                                                 ----------------  --------------
Net liabilities of discontinued operations.....................................         7,033,166              --
Payables--affiliates...........................................................         5,011,438       8,206,935
Long-term debt, net of current portion.........................................     1,103,857,333     335,570,059
Deferred Tax Liabilities.......................................................       245,630,000       1,039,000
Minority Interests.............................................................        26,557,203      16,954,165
Commitments (Note 14)
Senior Exchangeable Preferred Stock, net.......................................       241,320,000              --
Class B Convertible Preferred Stock............................................                --      10,000,000
Class C Preferred Stock........................................................                --       1,623,329
Class D Convertible Preferred Stock............................................        85,000,000              --
Class F Preferred Stock........................................................        30,000,000              --
Class G Preferred Stock........................................................        25,000,000              --
STOCKHOLDERS' DEFICIT:
  Class A preferred stock......................................................           100,000         100,000
  Class A common stock, $.001 par value, 1,438,000 shares authorized and
    573,152 issued in 1998 and 473,152 issued in 1997..........................               573             473
  Paid-in capital..............................................................        18,512,358       5,980,964
  Retained deficit.............................................................      (119,269,863)    (42,754,106)
                                                                                 ----------------  --------------
                                                                                     (100,656,932)    (36,672,669)
                                                                                 ----------------  --------------
Less--
  Class A Common Stock held in treasury (81,198 shares), at cost...............       (56,125,661)             --
                                                                                 ----------------  --------------
    Total stockholders' deficit................................................      (156,782,593)    (36,672,669)
                                                                                 ----------------  --------------
    Total liabilities and stockholders' deficit................................  $  1,703,426,633  $  359,645,006
                                                                                 ----------------  --------------
                                                                                 ----------------  --------------

   The accompanying notes are an integral part of these consolidated balance sheets.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                         1998            1997           1996
                                                                    --------------  --------------  -------------
OPERATING REVENUE:
  Service revenue.................................................  $   69,402,405  $   38,410,263  $  17,593,317
  Roaming revenue.................................................      66,479,068      26,262,370      7,852,532
  Equipment sales.................................................       4,129,633       1,455,088        661,632
  Other...........................................................          24,283         586,206        831,802
                                                                    --------------  --------------  -------------

    Total operating revenue.......................................     140,035,389      66,713,927     26,939,283
                                                                    --------------  --------------  -------------

OPERATING EXPENSES:
  Cost of service.................................................      33,267,093      16,430,603      6,118,734
  Cost of equipment...............................................       8,359,739       4,045,500      2,571,531
  Marketing and selling...........................................      22,392,927      10,669,485      4,462,227
  General and administrative......................................      26,051,564      11,555,355      3,901,631
  Depreciation and amortization...................................      47,109,937      16,797,780      5,241,446
                                                                    --------------  --------------  -------------

    Total operating expenses......................................     137,181,260      59,498,723     22,295,569
                                                                    --------------  --------------  -------------

OPERATING INCOME..................................................       2,854,129       7,215,204      4,643,714
                                                                    --------------  --------------  -------------

INTEREST EXPENSE..................................................     (38,978,898)    (27,639,739)    (4,283,482)

OTHER INCOME (EXPENSE), net.......................................       3,858,290       2,776,730     (1,502,776)
                                                                    --------------  --------------  -------------

LOSS BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES, INCOME
  TAXES AND EXTRAORDINARY ITEMS...................................     (32,266,479)    (17,647,805)    (1,142,544)

MINORITY INTERESTS IN INCOME OF SUBSIDIARIES......................      (2,487,441)     (1,693,372)      (675,098)
                                                                    --------------  --------------  -------------

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS..................     (34,753,920)    (19,341,177)    (1,817,642)

INCOME TAX BENEFIT................................................      11,469,000       3,624,610        593,307
                                                                    --------------  --------------  -------------

LOSS FROM CONTINUING OPERATIONS...................................     (23,284,920)    (15,716,567)    (1,224,335)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of income tax expense (benefit) of $(13,352,877) in 1998, $470,170 in 1997 and
  $182,512 in 1996 (Note 3).......................................     (27,110,387)        332,141        331,058
                                                                    --------------  --------------  -------------

LOSS BEFORE EXTRAORDINARY ITEMS...................................     (50,395,307)    (15,384,426)      (893,277)

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                         1998            1997           1996
                                                                    --------------  --------------  -------------
EXTRAORDINARY EXPENSE, net of income tax benefit of $1,149,000 in
  1998, $827,210 in 1997 and $323,205 in 1996 (Note 6)............  $   (2,165,439) $   (1,349,659) $    (527,334)
                                                                    --------------  --------------  -------------

NET LOSS..........................................................     (52,560,746)    (16,734,085)    (1,420,611)

DIVIDENDS ON PREFERRED STOCK......................................     (23,955,011)     (2,603,362)      (849,137)
                                                                    --------------  --------------  -------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS........................  $  (76,515,757) $  (19,337,447) $  (2,269,748)
                                                                    --------------  --------------  -------------
                                                                    --------------  --------------  -------------

BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE:
  Before discontinued operations and extraordinary expense........          (99.75)         (38.72)         (4.38)
  Discontinued operations.........................................          (57.25)            .70            .70
  Extraordinary expense...........................................           (4.57)          (2.85)         (1.12)
                                                                    --------------  --------------  -------------

BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON
  SHARE...........................................................  $      (161.57) $       (40.87) $       (4.80)
                                                                    --------------  --------------  -------------
                                                                    --------------  --------------  -------------

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..................         473,564         473,152        473,152
                                                                    --------------  --------------  -------------
                                                                    --------------  --------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                     CLASS A               CLASS A               CLASS B            STOCK OWNED BY
                                 PREFERRED STOCK         COMMON STOCK          COMMON STOCK           SUBSIDIARY
                               --------------------  --------------------  --------------------  --------------------    PAID-IN
                                SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT      CAPITAL
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ------------
DECEMBER 31, 1995............         --  $      --        300  $   1,000      1,000  $   1,000      1,000  $  (1,000) $  5,980,437
  Net loss...................         --         --         --         --         --         --         --         --            --
  Recapitalization (Note 8)..         --         --    472,852       (527)    (1,000)    (1,000)    (1,000)     1,000           527
  Cash dividends declared on
    preferred stock..........         --         --         --         --         --         --         --         --            --
  Cash dividends declared on
    common stock.............         --         --         --         --         --         --         --         --            --
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ------------
DECEMBER 31, 1996............         --         --    473,152        473         --         --         --         --     5,980,964
  Net loss...................         --         --         --         --         --         --         --         --            --
  Cash dividends declared on
    preferred stock..........         --         --         --         --         --         --         --         --            --
  Cash dividends declared on
    common stock.............         --         --         --         --         --         --         --         --            --
  Preferred stock dividend...         --         --         --         --         --         --         --         --            --
  Issuance of preferred
    stock....................    100,000    100,000         --         --         --         --    100,000   (100,000)           --
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ------------
DECEMBER 31, 1997............    100,000    100,000    473,152        473         --  $      --    100,000   (100,000)    5,980,964
  Net loss...................         --         --         --         --         --         --         --         --            --
  Conversion of Class B
    Preferred Stock..........         --         --    100,000        100         --         --         --         --    12,531,394
  Purchase of treasury stock,
    at cost..................         --         --         --         --         --         --         --         --            --
  Preferred stock dividend...                               --         --         --         --                                  --
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ------------
DECEMBER 31, 1998............    100,000  $ 100,000    573,152  $     573         --  $      --    100,000  $ 100,000  $ 18,512,358
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ------------
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ------------


                                 TREASURY        RETAINED
                                 STOCK, AT       EARNINGS
                                   COST         (DEFICIT)
                               -------------  --------------
DECEMBER 31, 1995............  $ (11,913,000) $   (1,040,000)
  Net loss...................             --      (1,420,611)
  Recapitalization (Note 8)..     11,913,000     (11,913,000)
  Cash dividends declared on
    preferred stock..........             --        (849,137)
  Cash dividends declared on
    common stock.............             --        (560,291)
                               -------------  --------------
DECEMBER 31, 1996............             --     (15,783,039)
  Net loss...................             --     (16,734,085)
  Cash dividends declared on
    preferred stock..........             --        (980,033)
  Cash dividends declared on
    common stock.............             --      (7,633,620)
  Preferred stock dividend...             --      (1,623,329)
  Issuance of preferred
    stock....................             --              --
                               -------------  --------------
DECEMBER 31, 1997............             --     (42,754,106)
  Net loss...................             --     (52,560,746)
  Conversion of Class B
    Preferred Stock..........             --
  Purchase of treasury stock,
    at cost..................    (56,125,661)
  Preferred stock dividend...             --     (23,955,011)
                               -------------  --------------
DECEMBER 31, 1998............  $ (56,125,661) $ (119,269,863)
                               -------------  --------------
                               -------------  --------------

  The accompanying notes are an integral part of these consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                      1998             1997             1996
                                                                 ---------------  ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations..........................  $   (25,450,359) $   (17,066,226) $   (1,751,669)
  Adjustments to reconcile net loss to net cash provided by
    operating activities--
    Depreciation and amortization..............................       47,109,937       16,797,780       5,241,446
    Deferred income taxes and investment tax credits, net......      (14,677,558)      (4,108,699)        (97,287)
    Loss on disposition of assets, net.........................          158,067          205,694       1,799,570
    Extraordinary loss on financing cost.......................        3,314,439        2,176,867         850,539
    Minority interests in income of subsidiaries...............        2,487,441        1,693,372         675,098
    Equity in income of unconsolidated partnerships............         (283,798)        (140,227)       (125,000)
  Changes in current assets and liabilities--
    Accounts receivable........................................       (8,358,070)      (7,279,109)     (1,089,370)
    Inventory..................................................         (860,921)        (143,890)       (546,907)
    Income taxes receivable....................................          845,000          288,063      (1,133,063)
    Prepaid expenses and other.................................          418,482       (1,422,629)         26,518
    Accounts payable...........................................       30,206,977        8,656,849       1,310,062
    Accrued expenses...........................................       (7,888,703)       6,459,876         (50,933)
    Deferred revenue and customer deposits.....................        1,003,412          789,889         129,699
                                                                 ---------------  ---------------  --------------
      Net cash provided by operating activities................       28,024,346        6,907,610       5,238,703
                                                                 ---------------  ---------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.........................................      (55,288,571)     (17,773,118)    (13,535,759)
  Purchase of cellular license and properties..................     (945,420,000)    (190,719,765)    (30,000,000)
  Proceeds from sale of property, plant and equipment..........           12,600          332,331         377,178
  Proceeds from sale of investment in unconsolidated
    subsidiary.................................................               --               --         967,000
  (Increase) decrease in deposits..............................         (149,379)       1,583,706      (1,350,000)
  Decrease in receivable--affiliate............................          301,117       (2,537,600)        953,736
  Decrease in payable--affiliate...............................       (3,195,497)              --              --
  Increase in notes receivable.................................       (1,194,990)      (2,585,517)     (1,004,435)
  Deferred costs...............................................               --               --         124,739
  Investment in unconsolidated subsidiaries and other, net.....        5,871,788       (5,940,344)       (426,811)
                                                                 ---------------  ---------------  --------------
      Net cash used in investing activities....................     (999,062,932)    (217,640,307)    (43,894,352)
                                                                 ---------------  ---------------  --------------

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                      1998             1997             1996
                                                                 ---------------  ---------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable..................................  $    17,500,000  $            --  $           --
  Proceeds from long-term debt.................................      940,000,000      343,500,000      63,738,694
  Repayments of long-term debt.................................     (171,513,855)     (87,171,765)    (24,318,859)
  Dividend distributions--
  Preferred stock..............................................               --         (117,186)       (176,748)
Common stock...................................................               --       (7,633,620)       (549,564)
  Distributions to partners....................................         (911,223)        (458,378)       (145,005)
  Issuance of preferred stock..................................      340,000,000               --      10,000,000
  Purchase of treasury stock...................................      (31,125,661)              --      (5,913,000)
  Minority investment in Dobson Tower Company..................        7,718,750               --              --
  Purchase of restricted investments...........................      (67,733,293)     (38,389,299)             --
  Maturities of restricted investments.........................       17,483,654       10,836,243              --
  Deferred financing costs.....................................      (62,038,663)      (9,725,288)     (3,731,741)
  Amortization of deferred financing costs and bond premium....        1,230,212        1,663,818              --
                                                                 ---------------  ---------------  --------------
      Net cash provided by financing activities................      990,609,921      212,504,525      38,903,777
                                                                 ---------------  ---------------  --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS......................       19,571,335        1,771,828         248,128
CASH AND CASH EQUIVALENTS, beginning of year...................        2,752,399          980,571         732,443
                                                                 ---------------  ---------------  --------------
CASH AND CASH EQUIVALENTS, end of year.........................  $    22,323,734  $     2,752,399  $      980,571
                                                                 ---------------  ---------------  --------------
                                                                 ---------------  ---------------  --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for--
    Interest (net of amounts capitalized)......................  $    39,113,948  $    19,858,250  $    5,055,749
    Income taxes...............................................  $            --  $            --  $      463,100
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Issuance of Class G Preferred Stock for the purchase of
    treasury stock.............................................  $    25,000,000  $            --  $           --
  Conversion of Class B Preferred Stock........................  $    12,531,394  $            --  $           --
  Purchase of PCS licenses with debt issuance..................  $            --  $     4,056,204  $           --
  Allocation of noncash purchase price to license cost.........  $            --  $     3,747,000  $           --
  Stock dividend paid through the issuance of preferred
    stock......................................................  $    16,320,000  $     1,623,329  $           --

  The accompanying notes are an integral part of these consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION:

    Dobson Communications Corporation ("DCC" or the "Company"), through its predecessors, was organized in 1936 as Dobson Telephone Company and adopted its current organizational structure in 1998. The Company is a provider of rural and suburban cellular telephone services.

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

1998 REORGANIZATIONS

    In conjunction with the January 1998 issuance of 175,000 shares of 12.25% Senior Exchangeable Preferred Stock mandatorily redeemable in 2008 (see Note 6), the Company formed three new subsidiaries: Dobson Cellular Operating Company ("DCOC"), DOC Cellular Subsidiary Company ("DOC Cellular Subsidiary") and Logix Communications Enterprises, Inc. ("Logix"), formerly named Dobson Wireline Company (collectively, the "January 1998 Reorganization"). DCOC was created as the holding company for subsidiaries formed to effect certain cellular acquisitions. DCOC has been designated an unrestricted subsidiary under the Senior Note Indenture which covers the DCC Senior Notes discussed in Note 6. DOC Cellular Subsidiary was created as the holding company for the then existing cellular subsidiaries. Logix was created as the holding company for the Company's incumbent local exchange carrier ("ILEC"), fiber and integrated communications provider ("ICP") operations. Logix was designated an unrestricted subsidiary under the Senior Note Indenture and the Certificate of Designation establishing the Senior Exchangeable Preferred Stock.

    On September 30, 1998, the Company adopted a plan to spin off Logix as discussed in Note 3 (the "September 1998 Reorganization").

    In conjunction with the December 1998 acquisition of Sygnet Wireless, Inc. ("Sygnet Acquisition"), the Company formed a new subsidiary, Dobson/Sygnet Communications Company ("Dobson/Sygnet") (the "December 1998 Reorganization"). Dobson/Sygnet was created as the holding company for the subsidiaries acquired in the Sygnet Acquisition. Collectively, the January 1998 Reorganization, the September 1998 Reorganization and the December 1998 Reorganization are known as the "1998 Reorganizations."

CAPITAL RESOURCES AND GROWTH

    The Company's total indebtedness and debt service requirements have substantially increased as a result of the transactions described in Note 9 and the Company will be subject to significant financial restrictions and limitations. If the Company is unable to satisfy any of the covenants under the credit facilities described in Note 6, including financial covenants, the Company will be unable to borrow under

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

1. ORGANIZATION: (CONTINUED)
the credit facilities during such time period to fund planned capital expenditures, its ongoing operations or other permissible uses.

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

2. SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements of the Company include the accounts of all majority owned subsidiaries. For financial reporting purposes, the Company reports 100% of revenues and expenses for the markets for which it provides cellular telecommunications service. However, in several of its markets, the Company holds less than 100% of the equity ownership. The minority stockholders' and partners' shares of income or losses in those markets are reflected in the consolidated statements of operations as minority interests in income of subsidiaries. For financial reporting purposes, the Company consolidates each subsidiary and partnership in which it has a controlling interest (greater than 50%). Significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated partnerships where the Company does not have a controlling interest are accounted for under the equity method.

    The Company is responsible for managing and providing administrative services for certain partnerships of which the Company is the majority partner. The Company is accountable to the partners and shareholders for the execution and compliance with contracts and agreements and for filing of instruments required by law which are made on behalf of these partnerships and corporation. The books and records of these partnerships and corporation are also maintained by the Company.

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

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
CELLULAR LICENSE ACQUISITION COSTS

    Cellular license acquisition costs consist of amounts paid to acquire FCC licenses to provide cellular services. Cellular license acquisition costs are being amortized on a straight-line basis over fifteen years. Amortization expense of $30,064,955, $10,528,125 and $1,596,794 was recorded in 1998, 1997 and 1996, respectively.

    The ongoing value and remaining useful lives of intangible and other long-term assets are subject to periodic evaluation and the Company currently expects the carrying amounts to be fully recoverable.

DEFERRED COSTS

    Deferred costs consist primarily of fees incurred to secure long-term debt. Deferred financing costs are being amortized on a straight-line basis over the term of the debt of eight to ten years. Amortization expense related to these costs of $1,965,461, $1,074,845 and $401,871 was recorded in 1998, 1997 and
1996, respectively.

OTHER INTANGIBLES

    Other intangibles consist of amounts paid to acquire FCC licenses to provide PCS service and amounts paid to acquire cellular customer lists. PCS license acquisition costs are not being amortized until the Company's PCS service becomes operational. Customer list acquisition costs are being amortized on a straight-line basis over five years. Amortization expense of $1,219,940, $851,107 and $0 was recorded in 1998, 1997 and 1996, respectively.

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

REVENUE RECOGNITION

    The Company records service revenues over the period they are earned. The cost of providing service is recognized as incurred. Airtime and toll revenue is billed in arrears. The Company accrued estimated unbilled revenues for services provided of approximately $3,445,000 and $1,209,000 as of December 31, 1998 and 1997, respectively, which are included in accounts receivable in the accompanying consolidated balance sheets. Monthly access charges are billed in advance and are reflected as deferred revenue on the accompanying consolidated balance sheets. Cellular equipment sales are recognized when the cellular equipment is delivered to the customer. Subscriber acquisition costs (primarily commissions and loss on equipment sales) are expensed as incurred.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
EARNINGS PER SHARE

    In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." As a result, the Company's reported net loss per common share for 1996 was restated. Basic loss per common share is computed by the weighted average number of shares of common stock outstanding during the year. Diluted net loss per common share has been omitted because the impact of stock options and convertible preferred stock on the Company's net loss per common share is anti-dilutive.

USE OF ESTIMATES

    The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

SIGNIFICANT CONCENTRATIONS

    In connection with providing cellular services to customers of other cellular carriers, the Company has contractual agreements with those carriers which provide for agreed-upon billing rates between the parties. Approximately 59% and 45% of the Company's cellular roaming revenue was earned from three cellular carriers during the years ended December 31, 1998 and 1997, respectively, while 56% of the Company's cellular roaming revenue was earned from two cellular carriers during the year ended December 31, 1996.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Derivatives and Hedging ("SFAS 133"). SFAS 133 establishes uniform hedge accounting criteria for all derivatives requiring companies to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Under SFAS 133, derivatives will be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value recognized as a component of comprehensive income or in current earnings. SFAS 133 will be effective for fiscal years beginning after June 15, 1999. Under SFAS 133, the Company would record a liability of $5.4 million relating to its interest rate hedge valuation at December 31, 1998. The Company has not determined the timing or method of adoption of SFAS 133.

3. DISCONTINUED OPERATIONS

    The Company intends to distribute the stock of Logix to certain of the Company's shareholders in a tax-free spin-off. The timing of the spin-off is subject to receipt of a favorable tax ruling or favorable tax opinion acceptable to the Company and its shareholders. The wireline segment, or Logix and its subsidiaries, operates as an integrated communications provider under the LOGIXSM brand name in Oklahoma and Texas, owns local telephone exchanges in Oklahoma and operates regional fiber optic transmission networks in Oklahoma, Texas and Colorado. Pursuant to Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," the consolidated financial statements have been restated for all periods presented to reflect the wireline operations, assets and liabilities as discontinued operations. The assets and liabilities of such operations

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

3. DISCONTINUED OPERATIONS (CONTINUED)
have been classified as "Net assets (liabilities) of discontinued operations" on the consolidated balance sheets and consist of the following:

                                                                   DECEMBER 31,  DECEMBER 31,
                                                                       1998          1997
                                                                   ------------  ------------
                                                                        ($ IN THOUSANDS)
Cash and cash equivalents........................................   $   31,675    $      254
Restricted investments--current..................................       37,572            --
Other current assets.............................................       36,747         2,758
Property, plant and equipment, net...............................       89,508        35,976
Restricted investments--non-current..............................       61,988            --
Goodwill.........................................................      126,244            --
Other assets.....................................................       21,769        12,965
                                                                   ------------  ------------
  Total assets...................................................      405,503        51,953
Current liabilities..............................................       36,299         2,544
Long-term debt, net of current portion...........................      376,149        27,498
Other liabilities................................................           88         1,834
                                                                   ------------  ------------
  Total liabilities..............................................      412,536        31,876
                                                                   ------------  ------------
Net assets (liabilities) of discontinued operations..............   $   (7,033)   $   20,077
                                                                   ------------  ------------
                                                                   ------------  ------------

    The net income from operations of the wireline segment was classified on the consolidated statement of operations as "Income (loss) from discontinued operations." Summarized results of discontinued operations are as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                 1998       1997       1996
                                                              ----------  ---------  ---------
                                                                      ($ IN THOUSANDS)
Net revenues................................................  $   67,703  $  20,177  $  17,908
Income (loss) before income taxes...........................     (40,196)       886        514
Income tax benefit (provision)..............................      12,924       (337)      (183)
Extraordinary item, net.....................................          --       (217)        --
Cumulative effect of change inaccounting principle, net.....        (699)        --         --
Income from discontinued operations.........................     (27,110)       332        331

4. PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment are recorded at cost. Newly constructed cellular systems are added to property, plant and equipment at cost which includes contracted services, direct labor, materials overhead and capitalized interest. For the years ended December 31, 1998, 1997 and 1996, interest capitalized was not material. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

4. PROPERTY, PLANT AND EQUIPMENT: (CONTINUED)
    Listed below are the major classes of property, plant and equipment and their estimated useful lives, in years, as of December 31, 1998 and 1997:

                                                        USEFUL LIFE       1998           1997
                                                        -----------  --------------  -------------
Cellular systems and equipment........................        2-10   $  143,501,214  $  42,279,323
Buildings and improvements............................        5-40       25,089,448     10,387,759
Vehicles, aircraft and other work equipment...........        3-10        4,402,975      1,895,477
Furniture and office equipment........................        5-10       14,461,676      3,716,401
Plant under construction..............................                   15,232,700      4,456,878
Land..................................................                    1,915,733        217,892
                                                                     --------------  -------------
  Property, plant and equipment.......................                  204,603,746     62,953,730
Accumulated depreciation..............................                   31,549,417     10,579,864
                                                                     --------------  -------------
  Property, plant and equipment, net..................               $  173,054,329  $  52,373,866
                                                                     --------------  -------------
                                                                     --------------  -------------

    During 1996, the Company disposed of two mobile telecommunications switching offices and related equipment for which it recognized a pretax loss of $1,725,396. The loss is included in other income (expenses) in the accompanying consolidated statements of operations.

5. NOTES PAYABLE:

    On December 23, 1998, the Company's subsidiary, Dobson Tower Company, obtained a $17,500,000 term loan maturing on December 22, 1999. Interest on the term loan accrues at 8.0%. Proceeds were used to finance the Sygnet Acquisition discussed in Note 9. The term loan is secured by all assets of Dobson Tower Company.

6. LONG-TERM DEBT:

    The Company's long-term debt as of December 31, 1998 and 1997, consisted of the following:

                                                                   1998             1997
                                                             ----------------  --------------
Revolving credit facilities................................  $    740,000,000  $  171,513,855
Dobson/Sygnet Senior Notes.................................       200,000,000              --
DCC Senior Notes...........................................       160,000,000     160,000,000
Other notes payable........................................         4,056,204       4,056,204
                                                             ----------------  --------------
    Total debt.............................................     1,104,056,204     335,570,059
Less--Current maturities...................................           198,871              --
                                                             ----------------  --------------
    Total long-term debt...................................  $  1,103,857,333  $  335,570,059
                                                             ----------------  --------------
                                                             ----------------  --------------

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

6. LONG-TERM DEBT: (CONTINUED)
REVOLVING CREDIT FACILITIES

    The Company's revolving credit facilities consist of the following:

                                                               AMOUNT         INTEREST RATE
                                                           OUTSTANDING AT   (WEIGHTED AVERAGE
                                              MAXIMUM       DECEMBER 31,    RATE AT DECEMBER
CREDIT FACILITY                             AVAILABILITY        1998            31, 1998)
-----------------------------------------  --------------  --------------  -------------------
Dobson/Sygnet Credit Facilities..........  $  430,000,000  $  407,000,000            8.9%
DCOC Credit Facility.....................     200,000,000     200,000,000            8.2%
DOC Credit Facility......................     250,000,000     133,000,000            7.0%(1)

------------------------

(1) Weighted average computation is based on actual interest rates without giving effect to the interest rate hedge discussed below.

    On December 23, 1998, the Company's subsidiary, Dobson/Sygnet, obtained $430 million of senior secured credit facilities ("Dobson/Sygnet Credit Facilities") from NationsBank, N.A., consisting of (a) a $50.0 million, 7 3/4 year reducing revolving credit facility ("Revolving Credit Facility"), (b) a $125.0 million, 7 3/4 year term loan ("Term Loan A"), (c) a $155.0 million, 8 1/4 year term loan ("Term Loan C") and (d) a $100.0 million, 9 year term loan ("Term Loan C"). Dobson/Sygnet's obligations under the Dobson/Sygnet Credit Facility are secured by all current and future assets of Dobson/Sygnet. Initial proceeds were used primarily to finance the Sygnet Acquisition described in Note 9. The Company expects to use the remaining availability to finance Dobson/Sygnet's capital expenditures and general operations.

    Commencing with the quarter ending December 31, 2000, the borrowing under the Revolving Credit Facility and Term Loan A will reduce quarterly under the following annual amortization schedule:

YEAR                                                                       ANNUAL AMORTIZATION
-------------------------------------------------------------------------  -------------------
2000.....................................................................            5.0%
2001.....................................................................            7.5%
2002.....................................................................            7.5%
2003.....................................................................           12.5%
2004.....................................................................           15.0%
2005.....................................................................           25.0%
2006.....................................................................           27.5%

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

6. LONG-TERM DEBT: (CONTINUED)
    Commencing with the quarter ending December 31, 2000, the borrowing under the Term Loan B will reduce quarterly under the following annual amortization schedule:

YEAR                                                                       ANNUAL AMORTIZATION
-------------------------------------------------------------------------  -------------------
2000.....................................................................            2.5%
2001.....................................................................            2.5%
2002.....................................................................            2.5%
2003.....................................................................            7.5%
2004.....................................................................           15.0%
2005.....................................................................           25.0%
2006.....................................................................           27.5%
2007.....................................................................           17.5%

    Term Loan C will amortize annually under the following schedule:

YEAR                                                                       ANNUAL AMORTIZATION
-------------------------------------------------------------------------  -------------------
1999-2006................................................................            1.0%
2007.....................................................................           92.0%

    On March 25, 1998, the Company's subsidiary DCOC established a $200 million senior secured credit facility (the "DCOC Credit Facility"). DCOC's obligations under the DCOC Credit Facility are secured by all current and future assets of DCOC. At the same time, the Company's subsidiary DOC established a $250 million senior secured credit facility (the "DOC Credit Facility") to replace its existing revolving credit facility established on February 28, 1997 ("1997 Credit Facility") and discussed below. The DOC Credit Facility is secured by all of DOC's stock and the stock or partnership interests of its restricted subsidiaries and all assets of DOC and its restricted subsidiaries. DCOC is designated an unrestricted subsidiary with regard to the DOC Facility. The Company and DOC's wholly owned subsidiaries other than Logix and the Arizona 5 Partnership have guaranteed DOC's obligations under the DOC Credit Facility. Initial proceeds from the DCOC Credit Facility and DOC Credit Facility were used primarily to refinance existing indebtedness and finance the 1998 acquisitions described above. The Company expects to use the remaining availability under the DCOC Credit Facility and DOC Credit Facility to finance capital expenditures, consummate future acquisitions and fund general corporate operations. The facilities will terminate in 2006.

    The Dobson/Sygnet Credit Facilities, the DCOC Credit Facility and the DOC Credit Facility require the Company to maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding the Company's ability to meet its debt service obligations.

    In connection with the closing of the DOC Credit Facility, the Company extinguished its 1997 Credit Facility and recognized a pretax loss of approximately $3.3 million as a result of writing off previously capitalized financing costs associated with the revolving credit facility. Such amount is included in the Company's consolidated statement of operations, net of tax, for the year ended December 31, 1998 as an extraordinary expense.

    On February 28, 1997, the Company amended and restated its existing bank credit agreement ("1996 Credit Facility") and established the 1997 Credit Facility. In connection with the closing of the 1997 Credit

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

6. LONG-TERM DEBT: (CONTINUED)
Facility, the Company extinguished its 1996 Credit Facility and recognized a pretax loss of approximately $2.5 million as a result of writing off previously capitalized financing costs associated with the 1996 Credit Facility. This loss has been reflected as an extraordinary item, net of tax, in the Company's consolidated statement of operations for the year ended December 31, 1997.

    On March 19, 1996, the Company amended and restated its existing bank credit agreement ("Old Credit Facility") and established the 1996 Credit Facility. In connection with this amendment, the Company extinguished its Old Credit Facility and recognized a pretax loss of approximately $.8 million as a result of writing off previously capitalized financing costs. This loss has been reflected as an extraordinary item, net of tax, in the accompanying consolidated statement of operations for the year ended December 31, 1996.

SENIOR NOTES

    On December 23, 1998, the Company's subsidiary issued $200 million of 12.25% Senior Notes maturing in 2008 ("Dobson/Sygnet Senior Notes"). The net proceeds were used to finance the Sygnet Acquisition described in Note 9 and to purchase $67.7 million of securities pledged to secure payment of the first six semi-annual interest payments on the Dobson/Sygnet Senior Notes, which begin on June 15, 1999. The pledged securities are reflected as restricted cash and investments in the Company's consolidated balance sheets. The Dobson/Sygnet Senior Notes are redeemable at the option of the Company in whole or in part, on or after December 15, 2003, initially at 106.125%. Prior to December 15, 2001, the Company may redeem up to 35% of the principal amount of the Dobson/Sygnet Senior Notes at 112.25% with proceeds from equity offerings, provided that at least $130 million remains outstanding.

    On February 28, 1997, the Company issued $160 million of 11.75% Senior Notes maturing in 2007 ("DCC Senior Notes"). The net proceeds were used to finance the Maryland/Pennsylvania Acquisition described in Note 9 and to purchase securities pledged to secure payment of the first four semi-annual interest payments on the DCC Senior Notes, which began on October 15, 1997. The pledged securities are reflected as restricted cash and investments in the Company's consolidated balance sheets. The DCC Senior Notes are redeemable at the option of the Company in whole or in part, on or after April 15, 2002, initially at 105.875%. Prior to April 15, 2000, the Company may redeem up to 35% of the principal amount of the DCC Senior Notes at 111.750% with proceeds from equity offerings, provided that after any such redemption at least $104 million remains outstanding.

OTHER NOTES PAYABLE

    Other notes payable represents the amount financed with the United States Government for nine PCS licenses as discussed in Note 6.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

6. LONG-TERM DEBT: (CONTINUED)
    Minimum future payments of long-term debt for years subsequent to December 31, 1998, are as follows:

1999.........................................................  $     198,871
2000.........................................................     54,066,729
2001.........................................................     80,918,390
2002.........................................................     80,946,762
2003.........................................................    109,651,942
2004 and thereafter..........................................    778,273,510
                                                               -------------
                                                               $1,104,056,204
                                                               -------------
                                                               -------------

INTEREST RATE HEDGES

    In April 1997, the Company entered into an interest rate hedge agreement terminating on April 24, 2002 to hedge the Company's interest expense on $160 million of its indebtedness under the DOC Credit Facility. In 1998, the counterparty exercised its rights under the swap agreement, fixing the interest rate at 6.13% plus a factor based on the Company's leverage. The Company accounts for this as a hedge.

    The Company is currently negotiating an interest rate swap agreement to establish a fixed interest rate on $75 million of its indebtedness under the Dobson/Sygnet Credit Facilities.

7. RESTRICTED CASH AND INVESTMENTS:

    Restricted cash and investments consist of interest pledge deposits for the Dobson/Sygnet Senior Notes and the DCC Senior Notes. The Dobson/Sygnet Senior Notes interest pledge deposit includes the initial deposit of $67.7 million (as discussed in Note 6), plus interest earned. The DCC Senior Notes interest pledge deposit of approximately $9.3 million includes an initial deposit of $38.4 million (as discussed in Note 6), net of interest earned and payments issued to bondholders. Amortization expense of $269,101 and $322,850 was recorded in 1998 and 1997, respectively, for bond premiums recorded with the purchase of the restricted investments. At December 31, 1998, the carrying value of these investments exceeded the market value by approximately $326,000.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

8. STOCKHOLDERS' DEFICIT:

    As of December 31, 1998, the Company's authorized and outstanding capital stock is as follows:

                                                                                                LIQUIDATION
                                   # OF SHARES  # OF SHARES   PAR VALUE                         PREFERENCE
    CLASS             TYPE         AUTHORIZED     ISSUED      PER SHARE        DIVIDENDS         PER SHARE   REDEMPTION DATE
--------------  -----------------  -----------  -----------  -----------  --------------------  -----------  ----------------
   Class A           Common Stock   1,438,000      573,152    $    .001       As declared               --          --

   Class B           Common Stock      31,000           --    $    .001       As declared               --          --

   Class C           Common Stock      31,000           --    $    .001       As declared               --          --
                                   -----------  -----------

                                    1,500,000      573,152

    Senior
 Exchangeable     Preferred Stock     550,000      191,320    $    1.00    12.25% Cumulative     $   1,000    Jan. 15, 2008

  Additional      Preferred Stock     184,000       64,646    $    1.00    12.25% Cumulative     $   1,000    Jan. 15, 2008

   Class A        Preferred Stock     150,000      100,000    $    1.00    5% Non-cumulative     $      70          --

   Class B        Preferred Stock     100,000           --    $    1.00      8% Cumulative       $     100          --

   Class C        Preferred Stock     100,000           --    $    1.00      8% Cumulative       $   16.23          --

   Class D        Preferred Stock      85,000       75,094    $    1.00      15% Cumulative      $1,131.92        after
                                                                                                              Dec. 23, 2010

   Class E        Preferred Stock     517,000           --    $    1.00      15% Cumulative      $1,131.92        after
                                                                                                              Dec. 23, 2010

   Class F        Preferred Stock     205,000       30,000    $    1.00      16% Cumulative      $   1,000    Dec. 31, 2010

   Class G        Preferred Stock      62,000       37,853    $    1.00      16% Cumulative      $  660.40   90 days after an
                                                                                                              initial public
                                                                                                                 offering

   Class H        Preferred Stock      62,000           --    $    1.00      16% Cumulative      $  660.45        after
                                                                                                              Dec. 23, 2010

    Other         Preferred Stock     485,000           --    $    1.00            --                   --          --
                                   -----------  -----------

                                    2,500,000      498,913

                    OTHER
                  FEATURES,
                   RIGHTS,
                 PREFERENCES
    CLASS        AND POWERS
--------------  -------------
   Class A         Voting
   Class B       Non-voting
   Class C       Non-voting
    Senior
 Exchangeable    Non-voting
  Additional     Non-voting
   Class A       Non-voting
   Class B         Voting,
                 Convertible
   Class C       Non-voting
   Class D       Convertible
   Class E       Non-voting
   Class F       Non-voting
   Class G      Non- voting,
                 convertible
   Class H       Non-voting
    Other            --

    On December 23, the Company issued 75,093.7 shares of Class D Convertible Preferred Stock, including 3,534 shares to its majority shareholder for aggregate proceeds of $85 million. The Company also issued 30,000 shares of Class F Preferred Stock to the former shareholders of Sygnet as consideration for the Sygnet Acquisition. In addition, the Company issued 37,853 shares of Class G Preferred Stock to its majority shareholder in exchange for 40,000 shares of the Company's Class A Common Stock which are held in treasury at December 31, 1998.

    On December 23, 1998, Fleet, the holder of Class B Preferred Stock, converted all of its shares to Class A Common Stock. In addition, the Company redeemed all of the outstanding shares of Class C Preferred Stock which were held by Fleet for $1.9 million. On December 23, 1998, the Company purchased 43,345 shares of its Class A Common Stock from Fleet for approximately $31.1 million. In addition, the Company purchased 37,853 shares of its Class A Common Stock from its majority shareholder. In exchange, the Company issued 37,853 shares of Class G Preferred Stock to its majority shareholder. These Class A Common Stock shares are held in treasury stock at cost.

    As discussed in Note 1, effective February 28, 1997, the stockholders of DCC and Dobson Holdings Corporation ("Dobson Holdings"), a new corporation, entered into an agreement and plan of reorganization. Under the reorganization, Dobson Holdings acquired all of the outstanding Class A common stock,

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

8. STOCKHOLDERS' DEFICIT: (CONTINUED)
Class C common stock and Class B Preferred of DCC. In exchange, the holders of the Class A common stock and Class B Preferred of DCC received equivalent shares of stock of Dobson Holdings. The holders of the Class C common stock received 100,000 shares of Class A preferred stock of Dobson Holdings. In addition, Dobson Holdings assumed all DCC outstanding stock options, substituting shares of Dobson Holdings Class B common stock for the stock subject to options. As a result, Dobson Holdings is the parent company of DCC.

    As part of the reorganization, the stock of certain subsidiaries was distributed to Dobson Holdings so that DCC is the holding company for the wireline and cellular subsidiaries. Additionally, DCC changed its corporate name to DOC and Dobson Holdings changed its corporate name to DCC.

    On March 19, 1996, the Company redeemed all of the shares of the Class A Preferred for $5,913,000, which is reflected in the accompanying consolidated statement of cash flows for the year ended December 31, 1996.

    In conjunction with the execution of the amended and restated revolving credit facility on March 19, 1996, as described in Note 6, the Company canceled its then outstanding Class A and Class B common stock and authorized the capital structure of the Company to consist of 1,000,000 shares of Class A voting common stock, $1 par value per share, 31,000 shares of Class B common stock, $1 par value per share, 59,130 shares of 10% cumulative, compounded, convertible, redeemable Class A preferred stock, $100 par value per share, and 100,000 shares of Class B convertible preferred stock ("Class B Preferred"), $1 par value per share, 8% dividend that accrues on a daily basis. On the same date, the Company issued 100,000 shares of Class B Preferred. The net proceeds from the issuance of the Class B Preferred was approximately $9,400,000. In addition, the Company issued 473,152 shares of Class A voting common stock to the holders of the original Class A common stock. On November 15, 1996, the Company amended its certificate of incorporation to eliminate Class A Preferred from its authorized capital stock.

    Holders of Class B Preferred are entitled to cumulative dividends as and when declared by the board of directors of the Company and a liquidation preference over the other classes of capital stock. The Class B Preferred stockholders are also entitled to a dividend equal to the amount they would have received had the Preferred Stock been converted into Class A common stock. Each share of Class B Preferred is convertible into Class A common stock initially at a ratio of one to one. Each share of Class B Preferred has voting rights equivalent to Class A common stock, at a rate equal to the number of Class A common shares into which the share of Class B Preferred is convertible at the record date of such vote. In addition, the Class B Preferred stockholders have the right, as a class, to elect two members of the board of directors of the Company.

    In February 1997, a $7.5 million dividend was paid on the Class A Common Stock. As a result of the $7.5 million dividend, holders of Class B Preferred were entitled to a "Make-Whole Dividend" of approximately $1.6 million. In lieu of such Make-Whole Dividend, the holders of Class B Preferred received 100,000 shares of Class C Preferred Stock having a liquidation preference of $1,623,329.

9. ACQUISITIONS:

    On February 28, 1997, the Company purchased the FCC cellular licenses for, and certain assets relating to two MSAs and two RSAs located in Maryland and Pennsylvania for $77.6 million. The properties are located immediately outside the Washington/Baltimore metropolitan area.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

9. ACQUISITIONS: (CONTINUED)
    On March 3, 1997, the Company purchased the FCC cellular license for, and certain assets relating to Maryland RSA 2 for $75.8 million. The property is located to the east of the Washington/Baltimore metropolitan area. This acquisition and the one completed on February 28, 1997, are referred to together as the "Maryland/Pennsylvania Acquisition."

    On October 1, 1997, the Company purchased a 75% interest in the Gila River Cellular General Partnership (the "Arizona 5 Partnership"), which owns the cellular license for Arizona RSA 5, as well as the associated tangible operating assets, and Gila River Telecommunications Subsidiary, Inc. ("GRTSI") purchased a 25% interest in the Arizona 5 Partnership. The Company paid a net purchase price of $39.8 million for its 75% interest in the Arizona 5 Partnership. In addition, the Company financed approximately $5.2 million of the $13.3 million purchase price paid by GRTSI for its 25% interest in the Arizona 5 Partnership. The $5.2 million note receivable bears interest at the Company's available rate under its revolving credit facility. Principal and interest will be paid from 60% of partnership distributions beginning after September 30, 1998. Any unpaid amounts of principal and interest are due on December 31, 2013.

    On January 26, 1998, the Company purchased the FCC cellular license for, and certain assets relating toTexas 16 RSA for $56.6 million. The property is located in south-central Texas in an area bordered by Austin, Houston and San Antonio.

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

    On July 29, 1998, the Company purchased the FCC cellular license and certain assets of California 7 RSA for $21 million. California 7 is located in the Imperial Valley extending from east of San Diego to the Arizona state line.

    On September 2, 1998, the Company completed the acquisition of the FCC license of Ohio 2 RSA. The Company is currently negotiating with AirTouch for the purchase of subscribers and the lease of certain equipment necessary to operate the system. The purchase price of $39.3 million is being held in escrow pending resolution of claims made against the titles to the FCC licenses of the sellers. Ohio 2 is located in north central Ohio and covers an estimated population of 262,100.

    On December 2, 1998, the Company completed the acquisition of the FCC license for Texas 10 RSA. The Company is currently negotiating with AT&T Wireless for the purchase of subscribers and the lease of certain equipment necessary to operate the system. The purchase price of $55.0 million is being held in escrow pending resolution of claims made against the titles to the FCC licenses of the sellers. Texas 10 is located in central Texas and covers an estimated population of 317,900.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

9. ACQUISITIONS: (CONTINUED)
    On December 23, 1998, the Company's subsidiary, Dobson/Sygnet acquired Sygnet Wireless, Inc. for $337.5 million. The newly acquired Sygnet markets include cellular systems in Ohio, Pennsylvania and New York covering an estimated population base of 2.4 million.

    The acquisition transactions were accounted for as purchases and, accordingly, their results of operations have been included in the accompanying consolidated statements of operations from the respective dates of acquisition. The unaudited pro forma information set forth below includes all acquisitions for the years ended 1998 and 1997, respectively, as if the purchases occurred at the beginning of 1997. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time:

                                                                         1998         1997
                                                                      -----------  -----------
                                                                            (UNAUDITED)
Operating revenue...................................................  $   254,447  $   211,300
Loss before discontinued operations and extraordinary items.........      (81,977)     (83,000)
Net loss............................................................     (124,130)    (117,181)
Net loss applicable to common stockholders..........................     (148,978)    (142,022)
Basic net loss applicable to common stockholders per common share...  $   (314.59) $   (300.16)

PCS LICENSES

    In the second quarter of 1997, the Company was granted PCS licenses in the FCC "F" Block auction for nine markets adjacent to or overlapping the Company's existing cellular footprint in Oklahoma, Kansas and Missouri. The aggregate bid for these licenses was $5.1 million after a 15% discount. The Company financed approximately $4.1 million of the purchase price in July 1997 by notes payable to the United States Government at an annual interest rate of 6.25% (see Note
6). Interest only payments are due quarterly on January 15, April 15, July 15 and October 15 for the first two years. The principal obligations will be amortized quarterly over an eight-year period beginning in 1999.

10. EMPLOYEE BENEFIT PLANS:

401(K) PLAN

    The Company maintains a 401(k) plan (the "Plan") in which substantially all employees of the Company are eligible to participate. The Plan requires the Company to match 100% of employees' contributions up to 4% of their salary. Contributions to the Plan charged to the Company's operations were approximately $274,000, $179,000 and $109,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

STOCK OPTION PLAN

    The Company has adopted a stock option plan, the 1996 Stock Option Plan, as amended (the "Plan"). The Company accounts for the Plan under APB Opinion 25, under which no compensation cost is recognized in the accompanying consolidated financial statements if the option price is equal to or greater than the fair market value of the stock at the time the option is granted.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

10. EMPLOYEE BENEFIT PLANS: (CONTINUED)
    Under the Company's Plan, the Board of Directors may grant both incentive and non-incentive stock options for employees, officers and directors to acquire Class B Common Stock and Class C Common Stock. Since the Plan's adoption, stock options have been issued at the market price on the date of grant with an expiration of ten years from the grant date. Options granted to one employee during 1997 representing 42.9% of total options granted in 1997 and vest as follows: options to purchase 12% of such shares first become exercisable on each of the first five anniversaries of the grant date; options to purchase an additional 8% of such shares first become exercisable on the same dates if annual performance objectives are achieved, otherwise, the additional 8% of such shares become fully vested at the end of the ten year term. The remaining options issued in 1997 and all of the options issued in 1998 and 1996 vest at a rate of 20% per year. The Company has reserved 30,166 shares of authorized but unissued Class B Common Stock ("Class B") and 30,166 shares of authorized but unissued Class C Common Stock ("Class C") for issuance under the Plan.

    Stock options outstanding under the Plan are presented for the periods indicated.

                                                                        CLASS B                    CLASS C
                                                               -------------------------  -------------------------
                                                                NUMBER OF   OPTION PRICE   NUMBER OF   OPTION PRICE
                                                                 SHARES        RANGE        SHARES        RANGE
                                                               -----------  ------------  -----------  ------------
Outstanding December 31, 1995................................          --            --           --            --
                                                               -----------  ------------       -----   ------------
Granted......................................................       8,374    $      100           --            --
Exercised....................................................          --            --           --            --
Canceled.....................................................          --            --           --            --
                                                               -----------  ------------       -----   ------------
Outstanding December 31, 1996................................       8,374    $      100           --            --
                                                               -----------  ------------       -----   ------------
Granted......................................................      14,059    $ 100-$150           --            --
Exercised....................................................          --            --           --            --
Canceled.....................................................          --            --           --            --
                                                               -----------  ------------       -----   ------------
Outstanding December 31, 1997................................      22,433    $ 100-$150           --            --
                                                               -----------  ------------       -----   ------------
Granted......................................................       8,540    $ 300-$665        2,414    $ 400-$420
Exercised....................................................          --            --           --            --
Canceled.....................................................       1,207    $      100           --            --
                                                               -----------  ------------       -----   ------------
Outstanding December 31, 1998................................      29,766    $ 100-$665        2,414    $ 400-$420
                                                               -----------  ------------       -----   ------------
Exercisable at December 31, 1997.............................       1,675    $      100           --            --
                                                               -----------  ------------       -----   ------------
Exercisable at December 31, 1998.............................       7,122    $ 100-$150           --            --
                                                               -----------  ------------       -----   ------------

    The following schedule shows the Company's net loss and net loss per share for the last three years, had compensation expense been determined consistent with the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The pro forma information presented

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

10. EMPLOYEE BENEFIT PLANS: (CONTINUED)
below is based on several assumptions and should not be viewed as indicative of the Company in future periods.

($ IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)                                       1998        1997       1996
--------------------------------------------------------------------------------  ----------  ----------  ---------
Net loss applicable to common stockholders:
  As reported...................................................................  $  (76,516) $  (19,337) $  (2,270)
  Pro forma.....................................................................  $  (76,943) $  (19,540) $  (2,309)
Basic net loss applicable to common stockholders per common share:
  As reported...................................................................  $  (161.57) $   (40.87) $   (4.80)
  Pro forma.....................................................................  $  (162.48) $   (41.30) $   (4.88)

    Diluted net loss per common share has been omitted because the impact of common stock equivalents is anti-dilutive.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively:

                                                                         CLASS B                CLASS C
                                                             -------------------------------  -----------
(AMOUNTS EXPRESSED IN PERCENTAGES)                             1998       1997       1996        1998
-----------------------------------------------------------  ---------  ---------  ---------  -----------
Interest rate..............................................       5.60%      6.60%      6.98%       5.80%
Dividend yield.............................................         --         --         --          --
Expected volatility........................................      39.79%     40.27%     39.88%      40.20%

    The weighted average fair value of options granted using the Black-Scholes option pricing model for Class B in 1998, 1997 and 1996 was $205.88, $71.42 and $64.84, respectively, and for Class C in 1998 was $255.23 assuming an expected life of ten years.

11. TAXES:

    Benefit for income taxes for the years ended December 31, 1998, 1997 and 1996, were as follows:

                                                         1998           1997          1996
                                                    --------------  -------------  -----------
Federal income taxes--
  Current.........................................  $           --  $          --  $  (452,000)
  Deferred........................................     (10,883,000)    (3,243,000)     (83,000)
State income taxes (current and deferred).........        (586,000)      (382,000)     (58,000)
                                                    --------------  -------------  -----------
    Total income tax benefit......................  $  (11,469,000) $  (3,625,000) $  (593,000)
                                                    --------------  -------------  -----------
                                                    --------------  -------------  -----------

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

11. TAXES: (CONTINUED)
    The provisions for income taxes for the years ended December 31, 1998, 1997 and 1996, differ from amounts computed at the statutory rate as follows:

                                                         1998           1997          1996
                                                    --------------  -------------  -----------
Income taxes at statutory rate (34%)..............  $  (11,816,000) $  (6,576,000) $  (618,000)
State income taxes, net of Federal income tax
  effect..........................................      (1,390,000)      (774,000)     (73,000)
Losses for which no benefit is recognized.........       1,608,000      3,747,000           --
Other, net........................................         129,000        (22,000)      98,000
                                                    --------------  -------------  -----------
                                                    $  (11,469,000) $  (3,625,000) $  (593,000)
                                                    --------------  -------------  -----------
                                                    --------------  -------------  -----------

    The tax effects of the temporary differences which gave rise to deferred tax assets and liabilities at December 31, 1998 and 1997, were as follows:

                                                                    1998            1997
                                                               ---------------  -------------
Current deferred income taxes:
  Allowance for doubtful accounts receivable.................  $       812,000  $     152,000
  Accrued liabilities........................................          592,000         45,000
  Deferred expenses..........................................               --         17,000
                                                               ---------------  -------------
    Net current deferred income tax asset....................        1,404,000        214,000
                                                               ---------------  -------------
Noncurrent deferred income taxes:
  Fixed assets...............................................       (2,440,000)    (1,566,000)
  Intangible assets..........................................     (291,375,000)    (9,859,000)
  Tax credits and carryforwards..............................       48,185,000     10,386,000
                                                               ---------------  -------------
    Net noncurrent deferred income tax asset (liability).....     (245,630,000)    (1,039,000)
                                                               ---------------  -------------
    Total deferred income taxes..............................  $  (244,226,000) $    (825,000)
                                                               ---------------  -------------
                                                               ---------------  -------------

    At December 31, 1998, the Company had NOL carryforwards of approximately $124 million, which may be utilized to reduce future Federal income taxes payable.

12. RELATED PARTY TRANSACTIONS:

    At December 31, 1998 and 1997, the Company had notes and interest receivable of $7,047,272 and $5,852,282 due from related parties, including $290,150 and $295,612 at December 31, 1998 and 1997, respectively, from the Company's directors and officers. The notes bear interest at various interest rates ranging from 4% to 14.5% at December 31, 1998.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

13. ACCRUED EXPENSES:

    Accrued expenses consist of the following at December 31:

                                                                       1998           1997
                                                                   -------------  ------------
Interest.........................................................  $   5,846,071  $  6,006,257
Sygnet acquisition costs (see Note 9)............................      5,439,095            --
Vacation, wages and other........................................      2,937,140     1,839,144
                                                                   -------------  ------------
  Total accrued expenses.........................................  $  14,222,306  $  7,845,401
                                                                   -------------  ------------
                                                                   -------------  ------------

14. COMMITMENTS:

    The Company entered into an equipment supply agreement on June 24, 1997, and as amended, the Company agreed to purchase approximately $65 million of cell site and switching equipment between June 24, 1997 and November 23, 2001, to update the cellular systems for the newly acquired and existing MSAs and RSAs. Of the commitment, approximately $32.3 million remained at December 31, 1998.

    The Company entered into an additional equipment supply agreement with a second vendor on January 13, 1998. The Company agreed to purchase approximately $81 million of cell site and switching equipment between January 13, 1998 and January 12, 2002, to update the cellular systems for the newly acquired and existing MSAs and RSAs. Of this commitment, approximately $58.4 million remained at December 31, 1998.

    Future minimum lease payments required under operating leases that have an initial or remaining noncancellable lease term in excess of one year at December 31, 1998, are as follows:

1999................................     $  6,207,303
2000................................        5,062,326
2001................................        3,946,908
2002................................        2,774,654
2003................................        2,188,040
2004 and thereafter.................       15,151,228

    Lease expense under the above leases was approximately $3,034,000, $866,000 and $226,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS:

    Unless otherwise noted, the carrying value of the Company's financial instruments approximates fair value. The Company estimates the fair value of its long-term debt based on quoted market prices for publicly traded debt or on the current rates available to the Company for debt with similar terms and remaining maturation.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

15. FAIR VALUE OF FINANCIAL INSTRUMENTS: (CONTINUED)
    Indicated below are the carrying amounts and estimated fair values of the Company's financial instruments as of December 31:

                                          1998                            1997
                             ------------------------------  ------------------------------
                                CARRYING                        CARRYING
                                 AMOUNT        FAIR VALUE        AMOUNT        FAIR VALUE
                             --------------  --------------  --------------  --------------
Revolving credit
  facilities...............  $  740,000,000  $  740,000,000  $  171,513,855  $  171,513,855
Dobson/Sygnet Senior
  Notes....................     200,000,000     205,000,000              --              --
DCC Senior Notes...........     160,000,000     163,200,000     160,000,000     169,200,000
Other notes payable........       4,056,204       4,057,164       4,056,204       4,200,695
Interest rate hedge........              --      (5,407,420)             --      (2,644,414)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company's Board of Directors consists of seven directors, four designated by Dobson CC Limited Partnership, ("the Dobson Partnership"), one designated by J.W. Childs Associates, L.P. ("Childs") and two selected jointly by the Dobson Partnership and Childs. See Item 12, Security Ownership of Certain Beneficial Owners and Management. Two additional directors may be designated by Senior Exchangeable Preferred Stock holders, two by Additional Preferred Stock holders and one by the holders of Class F Preferred Stock in the event certain voting rights triggering events occur.

    The Company's Board of Directors currently includes six directors, with one vacancy to be filled by an independent director jointly selected by the Dobson Partnership and Childs. On December 23, 1998, Albert H. Pharis, Jr., former President and Chief Executive Officer of Sygnet, and Dana L. Schmaltz, an executive officer of Childs, became directors of the Company, and Thadeus J. Mocarski resigned as a director of the Company. Directors and executive officers of the Company are elected to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified. Directors of the Company are elected for one-year terms at the annual meeting of stockholders which is held in April of each year. Officers of the Company are appointed at the Board's first meeting after each annual meeting of stockholders.

    The directors and executive officers of the Company are set forth below. Certain of the officers and directors hold or have held positions in several of the Company's subsidiaries. The ages of the persons set forth below are as of December 31, 1998.

NAME                                                          AGE                           POSITION
--------------------------------------------------------      ---      --------------------------------------------------

Everett R. Dobson(1)....................................          39   Chairman of the Board, President and Chief
                                                                       Executive Officer

G. Edward Evans.........................................          37   President and Chief Operating Officer of cellular
                                                                       subsidiaries

Bruce R. Knooihuizen....................................          42   Vice President and Chief Financial Officer

R. Thomas Morgan........................................          42   Vice President and Chief Information Officer

Richard D. Sewell, Jr...................................          41   Treasurer

Stephen T. Dobson(1)....................................          35   Secretary and Director

Russell L. Dobson(1)....................................          63   Director

Justin L. Jaschke.......................................          40   Director

Albert H. Pharis, Jr....................................          48   Director

Dana L. Schmaltz........................................          31   Director

------------------------

(1) Everett R. Dobson and Stephen T. Dobson are sons of Russell L. Dobson.

    The Company was incorporated in February 1997 in connection with a corporate reorganization (the "Reorganization") pursuant to which the Company became the holding company parent of DOC. Information below with respect to positions held by the Company's executive officers and directors refers to their positions with DOC and, since February 1997, also with the Company.

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

    RICHARD D. SEWELL, JR. joined the Company as Treasurer in September 1998. Prior to joining the Company, Mr. Sewell was employed by Dal-Tile International Inc., a ceramic tile manufacturer and distributor, as Vice President-Finance from 1997 to 1998, as Vice President-Treasury from 1995 to 1997 and as Vice President-Financial Reporting from 1990 to 1995. From 1979 to 1989, Mr. Sewell was employed by Ernst & Young, a public accounting firm, concluding as a principal in their Entrepreneurial Service Group. Mr. Sewell received a B.S. in accounting from the University of Missouri-Kansas City.

    STEPHEN T. DOBSON has been a director of the Company since 1990. He served as Treasurer of the Company from 1990 until September 1998, and he has served as Secretary of the Company since 1990. He has also served as General Manager and Secretary of the Company's ILEC operations ("Telco") since 1994 and 1990, respectively. He became President of Logix in January 1997. Mr. Dobson is a member of the Western Rural Cellular Association ("WRTA"), National Telephone Cooperative Association and Telecommunications Resellers Association. He holds a B.S. in business administration from the University of Central Oklahoma.

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

    JUSTIN L. JASCHKE has been a director of the Company since October 1996. Mr. Jaschke has been the Chief Executive Officer and a director of Verio Inc., a privately held internet access provider based in Englewood, Colorado, since its inception in March 1996. Prior to March 1996, Mr. Jaschke served as Chief Operating Officer for Nextel Communications, Inc. following its merger with OneComm Corporation ("OneComm") in July 1995. Mr. Jaschke served as OneComm's President and a member of its Board of Directors from 1993 until the merger with Nextel Communications, Inc. From May 1990 to April 1993, Mr. Jaschke served as President and CEO of Bay Area Cellular Telephone Company. Mr. Jaschke currently serves as Chairman of the Board of Directors of Metricom, Inc., a wireless data communications provider. Mr. Jaschke has a B.S. in mathematics from the University of Puget Sound and an M.S. in management from the Massachusetts Institute of Technology Sloan School of Management.

    ALBERT H. PHARIS, JR. has been a director of the Company since December 1998. Previously, Mr. Pharis served as President, Chief Executive Officer and Director of Sygnet since Sygnet's inception in 1985. He has been active as a board member of CTIA since 1985 and as a member of the CTIA Executive Committee since 1989. He has also been Chairman of CTIA's Small Operators Caucus.

    DANA L. SCHMALTZ became a director of the Company in accordance with the terms of the Stockholders' Agreement dated December 23, 1998 between the Company and J.W. Childs Associates, L.P. Mr. Schmaltz is a Vice President of J.W. Childs Associates, L.P. and has been at J.W. Childs Associates, L.P. since February 1997. From 1995 to 1997, Mr. Schmaltz was an associate at DLJ Merchant Banking, Inc. Mr. Schmaltz graduated from the Harvard Graduate School of Business Administration in 1995.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth the cash and non-cash compensation during 1998, 1997 and 1996 earned by the Company's chief executive officer and its other three most highly compensated executive officers as of December 31, 1998 ("the Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                         SECURITIES
                                                                        OTHER ANNUAL     UNDERLYING       ALL OTHER
                                                                        COMPENSATION    OPTION AWARDS   COMPENSATION
NAME AND PRINCIPAL POSITION            YEAR       SALARY     BONUS(1)      ($)(2)       (# OF SHARES)      ($)(3)
-----------------------------------  ---------  ----------  ----------  -------------  ---------------  -------------
Everett R. Dobson .................       1998  $  380,400  $       --    $  39,700(4)           --       $   6,400
  Chairman of the Board and Chief         1997     300,000     250,000       54,800(4)           --           9,500
  Executive Officer                       1996     300,000     142,400       77,100(4)           --           6,000

                                          1998     155,200      80,000       32,600(5)           --           4,700
Stephen T. Dobson .................       1997     100,000      75,000       13,800(5)           --           6,500
  Secretary, Treasurer and Director       1996      97,000      75,000       20,600(5)           --           3,900

G. Edward Evans ...................       1998     152,500      76,000           --           1,000           4,300
  President and Chief Operating           1997     113,600      80,000(6)          --         6,033              --
  Officer                                 1996          --          --           --              --              --

Bruce R. Knooihuizen. .............       1998     165,000     102,500           --           1,000           4,100
  Vice President and Chief                1997     152,500      82,500           --              --           1,400
  Financial Officer                       1996      65,900      37,500       57,600(7)        7,541              --

R. Thomas Morgan ..................       1998     135,000      60,000           --              --              --
  Vice President and Chief                1997       6,000      40,000(8)          --         1,207              --
  Information Officer                     1996          --          --           --              --              --

------------------------

(1) The bonus amounts for Everett R. Dobson with respect to services performed in 1998 have not yet been determined. The bonus for 1997 represents the bonus paid in 1998 with respect to services performed in 1997. The bonus for 1996, represents the amount of bonus paid in 1997 with respect to services performed in 1996, but does not include $205,000 and $69,000 paid to Everett R. Dobson and Stephen T. Dobson, respectively, in 1996 with respect to services performed in 1995.

(2) Represents the value of perquisites and other personal benefits in excess of 10% of annual salary and bonus.

(3) Includes the matching contributions made by the Company to the account of the executive officer under the Company's 401(k) Profit Sharing Plan.

(4) Includes $26,000, $36,600 and $62,900 for personal use of Company aircraft and $12,300, $18,200 and $12,500 for a Company-provided vehicle in 1998, 1997 and 1996, respectively.

(5) Includes $16,100, $10,400 and $7,400 for personal use of Company aircraft and $16,300, $3,400 and $6,500 for a Company-provided vehicle in 1998, 1997 and 1996, respectively.

(6) Includes $20,000 received upon commencement of employment.

(7) Includes $5,600 for interim housing expenses, $24,300 for home mortgage closing costs and $27,700 for tax reimbursements for such expenses and costs.

(8) Represents $40,000 received upon commencement of employment.

    The Named Executive Officers listed below were granted options to purchase shares of the Company's Class B Common Stock in 1998. No stock options were exercised by the Named Executive Officers in 1998.

                             OPTION GRANTS IN 1998

                                      INDIVIDUAL GRANTS                                    POTENTIAL REALIZABLE
                                ------------------------------                            VALUE AT ANNUAL RATES
                                             PERCENT OF TOTAL                             OF STOCK APPRECIATION
                                 NUMBER OF    OPTIONS GRANTED    EXERCISE                   FOR OPTION TERM(1)
                                  OPTIONS     TO EMPLOYEES IN      PRICE     EXPIRATION   ----------------------
NAME                              GRANTED          1998          ($/SHARE)      DATE        $5%($)      10%($)
------------------------------  -----------  -----------------  -----------  -----------  ----------  ----------
G. Edward Evans...............       1,000             9.1%      $     300     01/29/08   $  188,668  $  478,123

Bruce R. Knooihuizen..........       1,000             9.1%      $     300     01/29/08   $  188,668  $  478,123

------------------------

(1) The assumed annual rates of stock price appreciation of 5% and 10% are set by the Securities and Exchange Commission and are not intended as a forecast of possible future appreciation in stock prices.

                          1998 YEAR-END OPTION VALUES

                                            NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                           UNDERLYING UNEXERCISED    IN-THE- MONEY OPTIONS AT
                                           OPTIONS AT 12/31/98(#)          12/31/98($)
NAME                                       EXERCISABLE/UNEXERCISABLE EXERCISABLE/UNEXERCISABLE(1)
-----------------------------------------  -----------------------  --------------------------
G. Edward Evans..........................        1,206/5,827           $681,390/$3,092,255
Bruce R. Knooihuizen.....................        3,016/5,525          $1,704,040/$2,921,625
R. Thomas Morgan.........................          241/966              $124,321/$372,963

------------------------

(1) The value of unexercised in-the-money options at December 31, 1998 is computed as the product of (i) stock value at December 31, 1998 less stock option exercise price and (ii) number of underlying securities at December 31, 1998.

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

    Effective September 1, 1998, the Company entered into a consulting agreement with Russell L. Dobson. Under the terms of the agreement, Mr. Dobson has been retained by Dobson Communications from September 1, 1998 through August 31, 2008. In exchange for Mr. Dobson's services, the Company will provide monthly compensation of $15,000 and insurance benefits commensurate with the Company's employee plan. Mr. Dobson's responsibilities will include representing the Company at various functions, assisting with regulatory matters and assisting executive officers of the Company in strategic planning and forecasting. In addition, Mr. Dobson has agreed not to compete with the Company. During 1998, Mr. Dobson was paid approximately $195,000 by the Company.

    Effective December 23, 1998 Albert H. Pharis, Jr. became a consultant to the Company, to assist the Company on an as-needed basis, for term of five years. Mr. Pharis will receive a fee of $40,000 for the first 90 days of such consulting period and an annual fee of $60,000 thereafter. In addition, Mr. Pharis received options to purchase 833 shares of the Company's Class B Common Stock at an exercise price of $665 per share. Mr. Pharis's option vests ratably over a five-year period and fully vests upon a change of control of the Company.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee of the Board of Directors of the Company determines the compensation of the Company's executive officers. During fiscal year 1998, the members of the Compensation Committee were Russell L. Dobson, Justin L. Jaschke and Thadeus J. Mocarski, a former director. Russell L. Dobson previously served as Chairman of the Board and Chief Executive Officer from 1990 to 1996. For a description of certain transactions between Mr. Dobson and the Company, see Item 13, Certain Relationships and Related Transactions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table provides information concerning beneficial ownership of the Company's voting securities at December 31, 1998, by (a) each person known by the Company to beneficially own more than

5% of such stock, (b) each director, nominee and Named Executive Officer, and
(c) all directors, nominees and executive officers as a group:

                                                         CLASS A                   CLASS D                   CLASS G
                                                       COMMON STOCK            PREFERRED STOCK           PREFERRED STOCK
                                                 ------------------------  ------------------------  ------------------------
                                                  NUMBER OF   PERCENT OF    NUMBER OF   PERCENT OF    NUMBER OF   PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER               SHARES        CLASS       SHARES        CLASS       SHARES        CLASS
-----------------------------------------------  -----------  -----------  -----------  -----------  -----------  -----------
Everett R. Dobson(2) ..........................     471,388         95.8%       3,534          4.7%      37,853        100.0%
  13439 N. Broadway Ext.
  Oklahoma City, OK 73114

Russell L. Dobson .............................       3,154            *           --           --           --           --
  13439 N. Broadway Ext.
  Oklahoma City, OK 73114

J.W. Childs ...................................      17,412          3.5%      71,560         95.3%          --           --
  Associates, L.P.(3)
  One Federal St.
  Boston, MA 02110

All directors, nominees and executive               491,954        100.0%      75,094        100.0%      37,853        100.0%
  officers ....................................
  as a group (11 persons)

                                                 PERCENT OF
                                                    TOTAL
                                                   VOTING
NAME AND ADDRESS OF BENEFICIAL OWNER              POWER(1)
-----------------------------------------------  -----------
Everett R. Dobson(2) ..........................        84.8%
  13439 N. Broadway Ext.
  Oklahoma City, OK 73114
Russell L. Dobson .............................           *
  13439 N. Broadway Ext.
  Oklahoma City, OK 73114
J.W. Childs ...................................        14.7%
  Associates, L.P.(3)
  One Federal St.
  Boston, MA 02110
All directors, nominees and executive                 100.0%
  officers ....................................
  as a group (11 persons)

------------------------

 *  Less than 1%.

(1) In calculating the percent of total voting power, the voting power of shares of Class A Common Stock (one vote per share) and Class D Preferred Stock (presently equivalent to one vote per share) is aggregated.

(2) All such shares are held by the Dobson Partnership. As the president and sole director and shareholder of RLD, Inc., the general partner of the partnership, Everett R. Dobson has voting and investment power with respect to such shares.

(3) All such shares are beneficially owned by Dana L. Schmaltz, who became a director following the closing of the Sygnet Financing.

    Except as set forth above, no director, nominee or executive officer of the Company owns or has the right to acquire within 60 days any of the Company's voting securities.

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

    The Everett R. Dobson Irrevocable Family Trust, Steven T. Dobson Irrevocable Family Trust and Robbin L. Dobson Irrevocable Family Trust, (collectively, the "Dobson Trusts") are the limited partners of the Dobson Partnership, which holds 95.8% of the Company's Class A Common Stock. See Item 12, Security Ownership of Certain Beneficial Owners and Management.

    Prior to November 1, 1998, the Company leased its headquarters from WillRuss Limited Liability Company ("WillRuss") pursuant to a 10-year lease expiring in 2005. WillRuss is owned by Russell L. Dobson and his wife. Monthly rent under the lease was approximately $23,000, or $.93 per square foot. In October 1998, WillRuss sold this building to an unrelated third party. As part of the sale transaction, the Company entered into an agreement with the buyer to lease the building for a one-year term at a monthly rent of approximately $19,000.

    The Company made a $300,000 home mortgage loan to G. Edward Evans in February 1997 in connection with his employment. See Item 10, Directors and Executive Officers of the Registrant-Employment Agreements. The loan is payable in 60 monthly installments of $1,400, including interest at the annual rate of 4%, with the balance due at maturity in February 2002.

    In November 1997, Everett R. Dobson purchased an interest in the Company's loan to Gila River Telecommunications Subsidiary, Inc., a wholly owned subsidiary of the Gila River Indian Community. The Company repurchased this interest in June 1998.

    In January 1998, a subsidiary of the Company purchased contractual rights, information data and other rights with respect to certain of Zenex's long distance customers located in areas served by Logix for $105,000. In addition, in June, 1998, Logix purchased certain long distance customers and related assets for approximately $4.7 million. In connection with the purchase of these assets of Zenex, a note payable in the amount of $284,765, including accrued interest, from Zenex to Everett R. Dobson was paid in full.

    In connection with the Sygnet Financing, the Company purchased for $1.9 million all of its outstanding shares (100,000 shares) of Class C Preferred Stock held by the Fleet Investors and also purchased 43,348 shares of its Class A Common Stock from Fleet Investors for $31.1 million. Thadeus J. Mocarski, a principal of the Fleet Investors, was a director of the Company and resigned as a director upon consummation of the Sygnet Acquisition. As part of the Sygnet Financing, the Dobson Partnership acquired 37,853 shares of Class G Preferred Stock from the Company in exchange for 37,853 shares of Class A Common Stock.

    In the Tower Sale Leaseback, Dobson Tower purchased cellular towers from Sygnet for $25.0 million and leased the towers back to Dobson/Sygnet. Everett R. Dobson, a director, executive officer and principal shareholder of the Company, owns preferred stock issued by Dobson Tower. All of Dobson Tower's common stock is owned by the Company.

    In connection with the Company's acquisition of Sygnet and the related financing, the Company engaged in certain transactions with the Dobson Partnership. The Company issued 37,853 shares of its Class G Preferred Stock to the Dobson Partnership in exchange for 37,853 shares of its Class A Common Stock. In addition, the Company sold 3,533.8 shares of its Class D Preferred Stock to the Dobson Partnership for $4.0 million in cash.

    Also as part of the Sygnet acquisition and the related financing, the Company purchased an aggregate of 17,412 shares of its Class A Common Stock from Fleet Ventures Resources, Inc., Fleet Equity Partners VI, L.P. and Kennedy Plaza Partners (collectively, the "Fleet Investors"). At the time of the purchase, Thadeus J. Mocarski, a managing director of Fleet Equity Partners VI, L.P. and an affiliate of the Fleet Investors, was a director of the Company.

    In conjunction with the Sygnet acquisition and the related financing, the Company entered into certain agreements with its affiliates and Childs.

    On December 23, 1998, Childs and the Dobson Partnership purchased shares of the Company's Class D Preferred Stock for $85.0 million pursuant to an investment and transaction agreement (the "Class D Purchase Agreement") and entered into a stockholder and investor rights agreement (the "Investors Agreement") with the Company and certain other shareholders of the Company, excluding the holders of the Class F Preferred Stock (collectively, the "Shareholders"). The Dobson Partnership purchased $4.0 million of the Class D Preferred Stock and Childs purchased the remaining $81.0 million of Class D Preferred Stock. Each share of Class D Preferred Stock is convertible into one share of Class A Common Stock and one share of Class E Preferred Stock. The following summary of the Class D Preferred Stock, the Class E Preferred Stock, the Class D Purchase Agreement and the Investors Agreement does not purport to be complete and is qualified in its entirety by reference to the applicable certificates of designation and such agreements.

    The Class D Purchase Agreement contains various covenants which, among other things, give the holders of Class D Preferred Stock certain preemptive rights with respect to the issuance of the Company's equity securities (including rights, options or warrants with respect to such securities and other securities convertible into equity securities), restrict its ability and that of its subsidiaries to pay dividends, purchase outstanding equity securities, make investments, acquire or dispose of material amounts of assets, engage in sale and leaseback transactions, or merge, consolidate or dispose of all or substantially all of their assets. In addition, holders of Class D Preferred Stock are entitled to participate in the spin-off of Logix.

    The certificate of designation for the Class D Preferred Stock (the "Class D Preferred Stock Certificate of Designation") provides for the following voting rights. Except as otherwise provided by law, the shares of its Class A Common Stock and Class D Preferred Stock vote together on all matters submitted to a vote of the shareholders. Each share of Class D Preferred Stock, which is initially convertible into one share of Class A Common Stock and one share of Class E Preferred Stock, is entitled to the number of votes that the shares of Class A Common Stock issuable upon conversion of the Class D Preferred Stock would have on the record date fixed for any meeting, or the effective date of action taken by written consent, of shareholders.

    Approval of the holders of a majority of the outstanding Class D Preferred Stock is necessary to:

    - authorize or increase the authorized number of shares of, or issue, any class or a series of capital stock ranking prior to, or on a parity with, the Class D Preferred Stock other than preferred stock issued to finance acquisitions and capital projects,

    - make any change in the Company's Certificate of Incorporation which would adversely affect the powers, preferences or rights, including voting rights, of the Class D Preferred Stock,

    - authorize or effect the sale of all or substantially all of the Company's assets, its merger or consolidation resulting in the change of control, or its liquidation, dissolution or winding up,

    - amend the Company's Certificate of Incorporation or Bylaws to change the authorized number of directors or

    - authorized redemption, repurchase or payment of dividends on any junior or parity stock, except for scheduled or mandatory redemptions thereof and repurchases of management stock pursuant to contractual rights.

    Upon the earliest to occur of December 23, 2005, a "Change of Control" (as defined below) or the consummation by us of an initial public offering of the Company's common stock, and if the holders of a majority of Class E Preferred Stock vote to require the purchase of their stock, each holder will have the right to require the Company to purchase Class E Preferred Stock for its per share liquidation preference plus Class E Accrued Dividends, subject to the terms of the Financing Agreements. A "Change of Control" means any transaction that results in the voting power of voting stock controlled by Everett R. Dobson and his affiliates being less than 50.1% and the sale of all or substantially all of the Company's capital stock, business or assets, but does not include the sale or redemption by the Dobson Partnership of up to $25.0 million of the Company's capital stock or an initial public offering of its common stock. To the extent the Company has cash available, it must pay cash to purchase the Class E Preferred Stock. To the extent it does not have available cash, the Company is obligated to issue one or more junior subordinated promissory notes ranking senior to all preferred stock existing on December 23, 1998, other than Class F Preferred Stock and bearing interest at an initial annual rate of 17%, payable quarterly. Quarterly payments of interest and principal on the notes are required to the extent the Company has available cash and subject to the additional condition that the Company have a ratio of cash flow to interest expense of at least 1 to 1 for such quarter, after giving effect to the payment of interest and principal. To the extent unpaid, the notes will mature upon the last to the occur of

    - termination of the Company's bank credit facilities,

    - termination of the DCC Senior Notes indenture,

    - the repurchase, payment or defeasance of the DCC Senior Notes, and

    - the redemption of all outstanding Senior Exchangeable Preferred Stock and Additional Preferred Stock or the elimination of the financial covenants contained in the certificates of designation for the Senior Exchangeable Preferred Stock and the Additional Preferred Stock.

    In connection with an initial public offering of its common stock, the Company has the option to purchase all or any outstanding shares of its Class E Preferred Stock for the liquidation preference thereof, plus Class E Dividends, payable in cash. Notwithstanding the foregoing, in the case of a Change of Control in which (i) prior to an initial public offering, Everett R. Dobson and his affiliates cease to control at least 50.1% of the voting stock or (ii) following an initial public offering, Everett R. Dobson and his affiliates cease to control at least 35% of the voting stock, the Company may not pay the holders subordinated notes in lieu of cash.

    INVESTORS AGREEMENT. Under the Investors Agreement, Childs and the Dobson Partnership have certain demand rights for their shares of Class A Common Stock, issuable upon conversion of the Class D Preferred Stock or otherwise held and all Shareholders shall have "piggy-back" registration rights for their Class A Common Stock. The Investors Agreement provides that seven directors will constitute the Board, one designated by Childs, four designated by the Dobson Partnership, and two selected jointly by Childs and the Dobson Partnership. So long as Childs beneficially owns at least 35% of the Company securities held by it upon completion of the Equity Investments, in addition to the director it may designate, Childs may also designate an observer to attend each meeting of the Board and each meeting of any committee of the Board. Notwithstanding the foregoing, an additional two directors may be designated by the holders of Senior Preferred Stock, an additional two directors may be designated by the holders of the Preferred Stock and one additional director by the holders of the Class F Preferred Stock in the event of the non-payment of dividends for certain periods (a voting rights triggering event).

    The Shareholders have preemptive rights with respect to issuances of new common stock or securities which are convertible into common stock (excluding securities issued in a public offering, upon the exercise of employee stock options, warrants or conversion rights, or in connection with acquisitions, financing capital projects or the incurrence of indebtedness) and rights to participate with the Shareholders in a sale of their shares. Childs generally may not sell its shares except to its affiliates, another of the Company's shareholders or in a public sale. The transfer restrictions in the Investors Agreement will terminate upon the earliest of the Company's initial public offering, a Change of Control or December 23, 2003.

    The Shareholders are obligated to sell their shares of the Company's common stock, Class D Preferred Stock and Class E Preferred Stock to any unaffiliated party pursuant to an agreement which

    - treats equally, on an "as-if-converted" basis, the common value of all holders of the Company's common stock, Class D Preferred Stock and Class E Preferred Stock,

    - is approved by the Company's board of directors as fair to all stockholders, and

    - is approved by the Company's stockholders holding 50.1% of its outstanding common stock (calculated on an "as-if-converted" basis).

Notwithstanding the foregoing, the Shareholders are not obligated to sell any shares of Class D Preferred Stock or Class E Preferred Stock unless such holder receives cash consideration at least equal to the liquidation preference of such Class D or Class E Preferred Stock, and are not obligated to sell any shares of its common stock unless all shares of Class D Preferred Stock and Class E Preferred Stock then held by Childs are also sold in the transaction.

    The Shareholders have the right to participate pro rata in certain sales of the outstanding common stock, Class D Preferred Stock and Class E Preferred Stock by any other stockholder, except in the case of

    - the sale by the Dobson Partnership of the Company's capital stock for $25.0 million or less, together with accrued but unpaid dividends thereon, or

    - transfers made after the Company's initial public offering.

The right to participate in such sale is pro rata based upon a fraction, the numerator of which is the value of such shareholder's Class A Common Stock and Class E Preferred Stock (valued at its liquidation preference), and the denominator of which is the value of all outstanding Class A Common Stock.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements of Dobson Communications Corporation are included in Item 8:

           Consolidated Balance Sheets as of December 31, 1998 and
           1997.

           Consolidated Statements of Operations for the years ended December 31, 1998, 1997, and 1996.

           Consolidated Statements of Stockholders' Deficit for the years ended December 31, 1998, 1997, and 1996.

           Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996.

           Notes to Consolidated Financial Statements.

  (2) Schedule of Valuation Allowance Accounts

    All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Dobson Communications Corporation:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Dobson Communications Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated February 18, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on Page 84, Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,
February 18, 1999

                                                                     SCHEDULE II

                       DOBSON COMMUNICATIONS CORPORATION

                    SCHEDULE OF VALUATION ALLOWANCE ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                             BALANCE AT   CHARGED TO
                                                             BEGINNING    COSTS AND                   BALANCE AT
                                                              OF YEAR      EXPENSES     DEDUCTIONS   END OF YEAR
                                                             ----------  ------------  ------------  ------------
Allowance for Doubtful Accounts Receivable:
1998.......................................................  $  632,661  $  2,394,204  $    983,665  $  2,043,200
1997.......................................................     325,619     1,553,512     1,246,470       632,661
1996.......................................................      27,077       670,585       372,043       325,619

    Allowance for doubtful accounts are deducted from accounts receivable in the balance sheet.

    (3) Exhibits.

  EXHIBIT                                                                                               METHOD OF
  NUMBERS                                         DESCRIPTION                                            FILING
-----------  --------------------------------------------------------------------------------------  ---------------
     2.1     Asset Purchase Agreement dated as of November 19, 1996 as amended by Amendment No. 1       (1) [10.5.1]
               thereto effective as of January 17, 1997 and Amendment No. 2 thereto dated February
               6, 1997, among Horizon Cellular Telephone Company of Hagerstown L.P., Cumberland
               Cellular Partnership and Dobson Cellular of Maryland, Inc., and Dobson Operating
               Company.
     2.2     Asset Purchase Agreement dated September 25, 1996 among Maryland Wireless                  (1) [10.5.2]
               Communications L.P., Wendy C. Coleman, Dobson Cellular of Maryland, Inc. and Dobson
               Operating Company.
     2.3.1   Purchase Agreement dated February 28, 1997 among Aztel, Inc. Gila River                    (1) [10.5.3]
               Telecommunications, Inc., US West New Vector Group, Inc., Tohono O'odham Utility
               Authority and Dobson Cellular of Arizona, Inc.
     2.3.2   First Amendment to Purchase Agreement dated August 29, 1997.                                (2) [2.1.1]
     2.4     Stock Purchase Agreement dated September 30, 1997 among Dobson Operating Company,             (2) [2.2]
               Associated TTI Limited Partnership and Hinton CATV relating to the Company's purchase of the ATTI stock.
     2.5     Asset Purchase Agreement dated October 9, 1997 between Texas 16 Cellular Telephone            (3) [2.1]
               Company and Dobson Cellular of Texas, Inc.
     2.6.1   Stock Purchase Agreement dated November 17, 1997 as amended by Amendment No. 1 thereto      (4) [2.6.1]
               effective as of March 18, 1998 between Cellular 2000 Telephone Co. and its shareholders listed therein and Dobson Cellular of California, Inc.
     2.6.2   Stock Purchase Agreement dated March 19, 1998 between RSA 339, Inc. and AT&T Wireless       (5) [2.6.2]
               Services, Inc. and Dobson Cellular of California, Inc.
     2.7     Stock Purchase Agreement dated March 25, 1998 between Santa Cruz Cellular Telephone,          (5) [2.7]
               Inc. and its shareholders and optionholders listed therein and Dobson Cellular of
               California, Inc.
     2.8     Agreement and Plan of Merger dated July 28, 1998 between Sygnet Wireless, Inc. and            (6) [2.0]
               Dobson/Sygnet Operating Company (formerly known as Front Nine Operating Company)
               (without schedules).
     2.9     Asset Purchase Agreement dated August 20, 1998, between Ohio Wireless Communications,         (9) [2.9]
               L.L.C. and Dobson Cellular of Sandusky.
     2.10    Asset Purchase Agreement dated as of September 2, 1998 between A-1 Cellular of Texas,        (9) [2.10]
               L.P. and Dobson Cellular of Navarro, Inc.
     2.11    Asset Purchase Agreement dated November 24, 1998 between First Cellular of Maryland,         (9) [2.11]
               Inc. and Dobson Cellular of Maryland, Inc.
     2.12    Agreement to furnish unfiled schedules.                                                      (9) [2.12]
     3.1     Registrant's Amended and Restated Certificate of Incorporation.                                     (8)
     3.2     Registrant's Amended and Restated Bylaws.                                                     (6) [3.2]
     3.3     Certificate of Amendment to the Certificate of Designation of the Registrant's Class A        (6) [3.3]
               Preferred Stock.
     3.4     Certificate of Designation for the Registrant's Class B Preferred Stock.                      (5) [3.1]
     3.5     Certificate of Designation for the Registrant's Class C Preferred Stock.                      (5) [3.1]
     3.6     Certificate of Amendment to the Certificate of Designation of the Registrant's Class D        (6) [3.4]
               Preferred Stock.
     3.7     Certificate of Amendment to the Certificate of Designation of the Registrant's Class E              (8)
               Preferred Stock.

  EXHIBIT                                                                                               METHOD OF
  NUMBERS                                         DESCRIPTION                                            FILING
-----------  --------------------------------------------------------------------------------------  ---------------
     3.8     Certificate of Designation for the Registrant's Class F Preferred Stock.                      (6) [3.6]
     3.9     Certificate of Designation for the Registrant's Class G Preferred Stock.                      (6) [3.7]
     3.10    Certificate of Amendment to the Certificate of Designation of the Registrant's Class H        (6) [3.8]
               Preferred Stock.
     3.11    Certificate of Designation for the Registrant's 12 1/4% Senior Exchangeable Preferred         (6) [3.9]
               Stock Mandatorily Redeemable 2008.
     4.1     Third Amended and Restated Credit Agreement among the Agents and Lenders named therein        (4) [4.1]
               and Dobson Operating Company dated March 25, 1998.
     4.2     $120 million Revolving Credit Agreement among Dobson Cellular Operations Company and          (4) [4.2]
               the Agents and Lenders named therein dated as of March 25, 1998.
     4.3     $80 million 364-Day Revolving Credit and Term Loan Agreement among Dobson Cellular            (4) [4.3]
               Operations Company and the Agents and Lenders named therein dated as of March 25,
               1998.
     4.4     Credit Agreement among the Agents and Lenders named therein and Dobson/Sygnet                 (9) [4.4]
               Operating Company, dated as of December 23, 1998.
     4.5     $17.5 million Term Loan Agreement between Dobson Tower Company and NationsBank, N.A.          (9) [4.5]
               dated as of December 23, 1998.
     4.6     Telephone Loan Contract dated as of November 7, 1958 between Dobson Telephone Company,        (1) [4.2]
               Inc. and United States of America.
     4.7     Telephone Loan Contract dated as of March 19, 1956 between McLoud Telephone Company           (1) [4.3]
               and United States of America.
     4.8     Telephone Loan Contract dated as of January 15, 1993 between Dobson Telephone Company,        (1) [4.4]
               Inc., Rural Telephone Bank and United States of America.
     4.9     Restated Mortgage, Security Agreement and Financing Statement dated as of May 15, 1993        (1) [4.5]
               between Dobson Telephone Company and United States of America.
     4.10    Indenture dated as of February 28, 1997 between the Registrant, as Issuer, and United         (1) [4.6]
               States Trust Company of New York, as Trustee.
     4.11    Escrow and Security Agreement dated February 28, 1997 among the Registrant as Pledgor,        (1) [4.9]
               and Morgan Stanley & Co. Incorporated, Alex. Brown & Sons Incorporated, First Union
               Capital Markets, and NationsBanc Capital Markets, Inc., as Placement Agents, and
               United States Trust Company of New York, as Trustee.
     4.12    Registration Rights Agreement dated January 16, 1998 between the Registrant and Morgan       (4) [4.11]
               Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated and
               NationsBanc Montgomery Securities LLC.
     4.13    Agreement to furnish unfiled debt instruments.                                               (4) [4.12]
     4.14    Indenture dated as of June 12, 1998 between Logix Communications Enterprises, Inc.            (7) [4.5]
               (f/k/a Dobson Wireline Company), as Issuer, and United States Trust Company of New
               York, as Trustee.
     4.15    Escrow and Security Agreement dated June 12, 1998 among Logix Communications                  (7) [4.6]
               Enterprises, Inc. (f/k/a Dobson Wireline Company), as Pledgor, and Morgan Stanley &
               Co. Incorporated, NationsBanc Montgomery Securities LLC as Placement Agents, and
               United States Trust Company of New York, as Trustee.

  EXHIBIT                                                                                               METHOD OF
  NUMBERS                                         DESCRIPTION                                            FILING
-----------  --------------------------------------------------------------------------------------  ---------------
     4.16    Registration Rights Agreement dated June 12, 1998 between Logix Communications                (7) [4.7]
               Enterprises, Inc. (f/k/a Dobson Wireline Company) and Morgan Stanley & Co.
               Incorporated and NationsBanc Montgomery Securities LLC.
     4.17    Indenture dated December 23, 1998 between Dobson/Sygnet Communications Company, as            (6) [4.1]
               Issuer, and United States Trust Company of New York, as Trustee.
     4.18    Pledge Agreement dated December 23, 1998 between Dobson/Sygnet Communications Company,       (9) [4.18]
               as Pledgor, and NationsBanc Montgomery Securities LLC, Lehman Brothers Inc., First
               Union Capital Markets, a division of Wheat First Securities, Inc. and TD Securities
               (USA) Inc., as Initial Purchasers, and United States Trust Company of New York, as
               Trustee.
     4.19    Registration Rights Agreement dated December 23, 1998 between Dobson/ Sygnet                 (9) [4.19]
               Communications Company and NationsBanc Montgomery Securities LLC, Lehman Brothers
               Inc., First Union Capital Markets, a division of Wheat First Securities, Inc. and TD
               Securities (USA) Inc.
     4.20    Registration Rights Agreement dated December 23, 1998 between the Registrant and             (9) [4.20]
               NationsBanc Montgomery Securities LLC.
     4.21    Certificate of Designation relating to Senior Preferred Stock is contained in Exhibit         (6) [3.9]
               3.9 and incorporated herein by reference.
     4.22    Preferred Stock Certificate.                                                                 (9) [4.22]
    10.1.1*  Registrant's 1996 Stock Option Plan, as amended.                                           (9) [10.1.1]
    10.1.2*  1998 Stock Option Plan of Logix Communications Enterprises, Inc. (f/k/a Dobson             (9) [10.1.2]
               Wireline Company).
    10.2.1   Promissory Note dated February 10, 1997 of G. Edward Evans in the amount of $300,000       (1) [10.2.1]
               in favor of Western Financial Services Corp.
    10.2.2   Stock Purchase Agreement dated September 30, 1997 among Dobson Operating Company,          (5) [10.2.3]
               Associated TTI Limited Partnership and Hinton CATV Company, Inc.
    10.2.3   Stock Purchase Agreement, dated as of March 26, 1998, between the shareholders of            (10) [2.1]
               American Telco Inc. and American Telco Network Services, Inc. and Logix
               Communications Enterprises, Inc. (f/k/a Dobson Wireline Company).
    10.2.4   First Amendment to Stock Purchase Agreement among American Telco Inc. and American           (10) [2.2]
               Telco Network Services, Inc. and Logix Communications Enterprises, Inc. (f/k/a
               Dobson Wireline Company).
    10.2.5   Stock Purchase Agreement, dated December 23, 1998 among the Registrant, the Fleet          (9) [10.2.5]
               Investors and the other entities listed therein.
    10.2.6   Asset Purchase Agreement dated December 23, 1998 by and between Sygnet Communications,     (9) [10.2.6]
               Inc. and Dobson Tower Company.
    10.2.7   Master Site License Agreement dated December 23, 1998 by and between Sygnet                (9) [10.2.7]
               Communications, Inc. and Dobson Tower Company.
    10.3.1*  Letter dated June 3, 1996 from Registrant to Bruce R. Knooihuizen describing               (1) [10.3.2]
               employment arrangement.
    10.3.2*  Letter dated October 15, 1996 from Fleet Equity Partners to Justin L. Jaschke              (1) [10.3.3]
               regarding director compensation.
    10.3.3*  Letter dated December 26, 1996 from Registrant to G. Edward Evans describing               (1) [10.3.1]
               employment arrangement.

  EXHIBIT                                                                                               METHOD OF
  NUMBERS                                         DESCRIPTION                                            FILING
-----------  --------------------------------------------------------------------------------------  ---------------
    10.3.4*  Letter dated September 16, 1997 from Registrant to William J. Hoffman, Jr. describing      (5) [10.3.4]
               employment arrangement.
    10.3.5*  Letter dated October 28, 1997 from Registrant to R. Thomas Morgan describing               (5) [10.3.5]
               employment arrangement.
    10.3.6*  Letter dated August 25, 1998 from Registrant to Richard D. Sewell, Jr. describing          (9) [10.3.6]
               employment arrangement.
    10.3.7*  Consulting Agreement dated December 21, 1998 between Registrant and Albert H. Pharis,      (9) [10.3.7]
               Jr.
    10.3.8*  Consulting Agreement dated August 15, 1998 between Registrant and Russell L. Dobson.                (8)
    10.4.1   North American Cellular Network Services Agreement dated August 26, 1992 between North     (1) [10.4.2]
               American Cellular Network, Inc. and Dobson Cellular Systems, Inc.
    10.4.2   Agreement for DS-3 service dated December 16, 1993 between Logix Communications            (1) [10.4.1]
               Corporation (f/k/a Dobson Fiber Company) and NTS Communications, Inc. and Addendum
               thereto dated June 1, 1994.
    10.4.3   Services Agreement dated September 25, 1996 among Dobson Cellular of Maryland, Inc.,       (1) [10.5.2]
               Maryland Wireless Communications Limited Partnership, Wendy Coleman and
               Washington/Baltimore Cellular One Limited Partnership.
    10.4.4   General Purchase Agreement dated January 13, 1998 between Lucent Technologies, Inc.        (5) [10.4.7]
               and Dobson Cellular Systems, Inc.
    10.4.5   Operating Agreement dated January 16, 1998 between AT&T Wireless Services, Inc. and        (9) [10.4.5]
               Dobson Cellular Systems, Inc. as amended January 16, 1999.
    10.4.6   Fourth Amended General Purchase Agreement dated January 5, 1999 between Northern           (4) [10.4.8]
               Telecom Inc. and Registrant.
    10.5.1   Assignment Agreement dated January 23, 1997 between Texas 16 Cellular Telephone            (9) [10.5.1]
               Company, Inc. and Dobson Cellular of Texas, Inc. re Cellular One License Agreement.
    10.5.2   Form of Cellular One License Agreements dated February 25, 1997 between Cellular One       (1) [10.4.5]
               Group and Dobson Cellular of Enid, Inc., Dobson Cellular of Woodward, Inc. and
               Dobson Cellular of Kansas/Missouri, Inc.
    10.5.3   Trademark Sublicense Agreement dated February 28, 1997 between AirTouch                    (1) [10.4.3]
               Communications, Inc. (f/k/a WMC Partners L.P.) and Dobson Cellular of Arizona, Inc.
    10.5.4   Affiliation Agreement dated February 28, 1997 among Registrant, Dobson Cellular of         (1) [10.4.4]
               Arizona, Inc. and AirTouch Communications, Inc. (f/k/a WMC Partners, L.P.).
    10.5.5   Letter Agreement dated September 30, 1997 between U.S. West, New Vector Group, Inc.        (9) [10.5.5]
               and Gila River Cellular General Partnership, by Dobson Cellular of Arizona, Inc.
               regarding License Agreement for post closing use of U.S. West Cellular brand and
               AirTouch brand.
    10.5.6   Trademark Sub-License Agreement dated October 1, 1997 between AirTouch Communications,     (9) [10.5.6]
               Inc. (f/k/a WMC Partners, L.P.) and Gila River Cellular General Partnership.
    10.5.7   Agreement dated April 1, 1998 between Cellular 2000 Telephone Co. and Dobson Cellular      (9) [10.5.7]
               of California re Cellular One License Agreement.

  EXHIBIT                                                                                               METHOD OF
  NUMBERS                                         DESCRIPTION                                            FILING
-----------  --------------------------------------------------------------------------------------  ---------------
    10.5.8   Agreement dated June 16, 1998 between Santa Cruz Cellular Telephone, Dobson Cellular       (9) [10.5.8]
               of California and the other parties listed therein re Cellular One License
               Agreement.
    10.5.9   Affiliation Agreement, Trademark License Agreement, Intercarrier Roamer Service            (9) [10.5.9]
               Agreement, Amendment to Intercarrier Roamer Service Agreement made as of July 31,
               1998 by and among Dobson Cellular Communications Corporation, Dobson Cellular of
               Imperial, Inc. and AirTouch Cellular.
    10.5.10  Affiliation Agreement dated as of August 28, 1998 by and among Dobson Communications      (9) [10.5.10]
               Corporation, Dobson Cellular of Sandusky, Inc., New Par, on behalf of itself and its subsidiaries and affiliates, d/b/a AirTouch Cellular.
    10.6     Non-Recourse Term Loan Agreement dated September 30, 1997 between the Company and Gila       (2) [10.7]
               River Telecommunications Subsidiary, Inc., as borrower, with respect to $6.1 million loan.
    10.7     Second Amended and Restated Partnership Agreement of Gila River Cellular General             (2) [10.8]
               Partnership dated September 30, 1997.
    10.8.1   Investment and Transaction Agreement, dated December 23, 1998, among the Registrant,       (9) [10.8.1]
               Dobson CC Limited Partnership and J. W. Childs Equity Partners II, L.P. (without exhibits).
    10.8.2   Stockholder and Investor Rights Agreement, dated December 23, 1998 among the               (9) [10.8.2]
               Registrant and the shareholders listed therein (without exhibits).
    10.8.3   Investors Agreement, dated December 23, 1998, among the Registrant and certain             (9) [10.8.3]
               shareholders of Sygnet Wireless, Inc. and their affiliates listed therein.
    10.9     License Agreement, dated February 15, 1999, between the Registrant and H.O. Systems,                (8)
               Inc.
    11       Statement regarding computation of earnings per share.                                              (8)
    21       Subsidiaries.                                                                                       (8)
    27       Financial Data Schedule.                                                                            (8)

------------------------

  * Management contract or compensatory plan or arrangement.

 (1) Filed as an exhibit to the Company's Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

 (2) Filed as an exhibit to the Company's Current Report on Form 8-K filed on October 15, 1997 and amended on November 6, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

 (3) Filed as an exhibit to the Company's Current Report on Form 8-K filed on February 10, 1998, as the exhibit number indicated in brackets and incorporated by reference herein.

 (4) Filed as an exhibit to the Company's Annual Report as Form 10-K for the year ended December 31, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

 (5) Filed as an Exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-50107), as the exhibit number indicated in brackets and incorporated by reference herein.

 (6) Filed as an exhibit to the Company's Current Report on Form 8-K filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

 (7) Filed as an exhibit to Logix Communications Enterprises, Inc.'s Registration Statement on Form S-4 (Registration No. 333-58693), as the exhibit number indicated in brackets and incorporated by reference herein.

 (8) Filed herewith.

 (9) Filed as an exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-71633) as the exhibit number indicated in brackets and incorporated by reference herein.

(10) Filed as an exhibit to the Company's Current Report on Form 8-K on June 30, 1998, as the exhibit number indicated in brackets and incorporated by reference herein.

------------------------

 (b) The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of March, 1999.

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

          SIGNATURES                      TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board,
    /s/ EVERETT R. DOBSON         President and Chief
------------------------------    Executive Officer           March 25, 1999
      Everett R. Dobson           (principal executive
                                  officer)

                                Vice President and Chief
   /s/ BRUCE R. KNOOIHUIZEN       Financial Officer
------------------------------    (principal financial        March 25, 1999
     Bruce R. Knooihuizen         officer)

    /s/ TRENTON W. LEFORCE      Corporate Controller
------------------------------    (principal accounting       March 25, 1999
      Trenton W. LeForce          officer)

    /s/ STEPHEN T. DOBSON
------------------------------  Secretary/Treasurer,          March 25, 1999
      Stephen T. Dobson           Director

    /s/ RUSSELL L. DOBSON
------------------------------  Director                      March 25, 1999
      Russell L. Dobson

    /s/ JUSTIN L. JASCHKE
------------------------------  Director                      March 25, 1999
      Justin L. Jaschke

  /s/ ALBERT H. PHARIS, JR.
------------------------------  Director                      March 25, 1999
    Albert H. Pharis, Jr.

     /s/ DANA L. SCHMALTZ
------------------------------  Director                      March 25, 1999
       Dana L. Schmaltz

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