Form 10-Q
period 1999-03-31
DOBSON COMMUNICATIONS CORP
filed 1999-05-17
CIK 1035985

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

         For the quarterly period ended March 31, 1999

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

                                 (405) 529-8500
              (Registrant's telephone number, including area code)

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

                                  Yes /X/  No / /

    At May 7, 1999, there were 491,954 shares of the registrant's $.001 par value Class A Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                         PART I. FINANCIAL INFORMATION

                                                                                                                 PAGE
                                                                                                                 -----
Item 1.    Condensed Consolidated Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998.................           3

           Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 1999 and
             1998...........................................................................................           5

           Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999 and
             1998...........................................................................................           6

           Notes to Condensed Consolidated Financial Statements.............................................           7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............          16

Item 3.    Quantitative and Qualitative Disclosure about Market Risk........................................          24

                                               PART II. OTHER INFORMATION

Item 1.    Legal Proceedings................................................................................          25

Item 2.    Changes in Securities and Use of Proceeds........................................................          25

Item 3.    Defaults Upon Senior Securities..................................................................          25

Item 4.    Submission of Matters to a Vote of Security Holders..............................................          25

Item 5.    Other Information................................................................................          25

Item 6.    Exhibits and Reports on Form 8-K.................................................................          25

PART I.  FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                                                  MARCH 31,        DECEMBER 31,
                                                                                     1999              1998
                                                                               ----------------  ----------------
CURRENT ASSETS:
  Cash and cash equivalents..................................................  $      1,818,513  $     22,323,734
  Restricted cash and investments............................................        32,757,709        30,074,946
  Accounts receivable, net...................................................        38,511,205        43,299,568
  Other current assets.......................................................         8,031,721         8,589,050
                                                                               ----------------  ----------------
    Total current assets.....................................................        81,119,148       104,287,298
                                                                               ----------------  ----------------
PROPERTY, PLANT AND EQUIPMENT, net...........................................       167,878,961       173,054,329
                                                                               ----------------  ----------------

OTHER ASSETS:
  Receivables--affiliates....................................................         7,722,135         7,275,262
  Restricted investments.....................................................        45,505,020        45,505,020
  Cellular license acquisition costs, net....................................     1,243,239,091     1,250,790,448
  Deferred financing costs, net..............................................        65,916,137        66,640,301
  Other intangibles, net.....................................................        53,294,117        52,795,841
  Investments in unconsolidated subsidiaries and other.......................         1,691,195         3,078,134
                                                                               ----------------  ----------------
    Total other assets.......................................................     1,417,367,695     1,426,085,006
                                                                               ----------------  ----------------
      Total assets...........................................................  $  1,666,365,804  $  1,703,426,633
                                                                               ----------------  ----------------
                                                                               ----------------  ----------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED
                                  (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                  MARCH 31,        DECEMBER 31,
                                                                                    1999               1998
                                                                              -----------------  ----------------
CURRENT LIABILITIES:
  Accounts payable..........................................................  $      34,991,050  $     47,536,672
  Accrued expenses..........................................................         24,825,438        14,222,306
  Notes payable.............................................................         17,500,000        17,500,000
  Deferred revenue and customer deposits....................................          5,787,352         5,738,381
  Current portion of long-term debt.........................................          1,550,643           198,871
  Accrued dividends payable.................................................         12,606,592         5,603,856
                                                                              -----------------  ----------------
    Total current liabilities...............................................         97,261,075        90,800,086
NET LIABILITIES OF DISCONTINUED OPERATIONS..................................         19,086,839         7,033,166
ACCOUNTS PAYABLE--AFFILIATE.................................................                 --         5,011,438
LONG-TERM DEBT, net of current portion......................................      1,104,505,561     1,103,857,333
DEFERRED CREDITS............................................................        235,026,707       245,630,000
MINORITY INTERESTS..........................................................         26,912,709        26,557,203
SENIOR EXCHANGEABLE PREFERRED STOCK, net....................................        248,217,101       241,320,000
Class D Convertible Preferred Stock.........................................         85,000,000        85,000,000
Class F Preferred Stock.....................................................         30,000,000        30,000,000
Class G Preferred Stock.....................................................         25,000,000        25,000,000
STOCKHOLDERS' DEFICIT:
  Class A Preferred Stock...................................................            314,286           314,286
  Class A Common Stock, $.001 par value, 1,438,000 shares authorized and
    573,152 shares issued...................................................                573               573
  Paid-in capital...........................................................         18,298,072        18,298,072
  Retained deficit..........................................................       (167,131,458)     (119,269,863)
                                                                              -----------------  ----------------
                                                                                   (148,518,527)     (100,656,932)
Less--
Class A Common Stock held in treasury (81,198 shares), at cost..............        (56,125,661)      (56,125,661)
                                                                              -----------------  ----------------
  Total stockholders' deficit...............................................       (204,644,188)     (156,782,593)
                                                                              -----------------  ----------------
  Total liabilities and stockholders' deficit...............................  $   1,666,365,804  $  1,703,426,633
                                                                              -----------------  ----------------
                                                                              -----------------  ----------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                        -------------------------
                                                                            1999         1998
                                                                        ------------  -----------
OPERATING REVENUES:
  Service revenue.....................................................  $ 37,060,948  $12,482,482
  Roaming revenue.....................................................    28,097,210    9,523,390
  Equipment sales.....................................................     2,845,179      668,431
  Other...............................................................       435,014        9,027
                                                                        ------------  -----------
    Total operating revenues..........................................    68,438,351   22,683,330
                                                                        ------------  -----------
OPERATING EXPENSES:
  Cost of service.....................................................    11,548,671    5,179,914
  Cost of equipment...................................................     5,817,001    1,170,847
  Marketing and selling...............................................    10,210,282    4,051,792
  General and administrative..........................................    12,813,659    4,172,508
  Depreciation and amortization.......................................    35,726,788    6,717,629
                                                                        ------------  -----------
    Total operating expenses..........................................    76,116,401   21,292,690
                                                                        ------------  -----------
OPERATING INCOME (LOSS)                                                   (7,678,050)   1,390,640
INTEREST EXPENSE......................................................   (28,359,880)  (8,767,478)
OTHER INCOME, net.....................................................     1,608,563    1,956,413
                                                                        ------------  -----------
LOSS BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES, INCOME TAXES
  AND EXTRAORDINARY ITEMS.............................................   (34,429,367)  (5,420,425)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES..........................      (555,716)    (632,044)
                                                                        ------------  -----------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS......................   (34,985,083)  (6,052,469)
INCOME TAX BENEFIT....................................................    13,293,965      364,655
                                                                        ------------  -----------
LOSS FROM CONTINUING OPERATIONS.......................................   (21,691,118)  (5,687,814)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of income tax benefit
  of $7,388,000 and $129,000..........................................   (12,053,673)  (2,240,183)
                                                                        ------------  -----------
LOSS BEFORE EXTRAORDINARY ITEMS.......................................   (33,744,791)  (7,927,997)
EXTRAORDINARY EXPENSE, net of income tax benefit of $196,000 for the
  three months ended March 31, 1998...................................       --        (3,118,439)
                                                                        ------------  -----------
NET LOSS..............................................................   (33,744,791) (11,046,436)
DIVIDENDS ON PREFERRED STOCK..........................................   (14,115,848)  (4,436,577)
                                                                        ------------  -----------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS............................  $(47,860,639) $(15,483,013)
                                                                        ------------  -----------
                                                                        ------------  -----------
BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE.....
  Before discontinued operations and extraordinary expense............  $     (72.79) $    (21.40)
  Discontinued operations.............................................        (24.50)       (4.73)
  Extraordinary expense...............................................       --             (6.59)
                                                                        ------------  -----------
BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE.....  $     (97.29) $    (32.72)
                                                                        ------------  -----------
                                                                        ------------  -----------
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING......................       491,954      473,152
                                                                        ------------  -----------
                                                                        ------------  -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                        THREE MONTHS ENDED MARCH
                                                                                                   31,
                                                                                        -------------------------
                                                                                            1999         1998
                                                                                        ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations.................................................  $(21,691,118) $(8,806,253)
  Adjustments to reconcile net loss to net cash provided by operating activities--
    Depreciation and amortization.....................................................    35,726,788    6,717,630
    Amortization of bond premium and financing cost...................................     1,786,020      475,694
    Deferred income taxes and investment tax credits, net.............................   (10,603,293)  (1,339,811)
    Extraordinary loss on financing cost..............................................       --         3,314,439
    Minority interests in income of subsidiaries......................................       555,716      657,447
    Other.............................................................................         9,169       34,933
  Changes in current assets and liabilities--
    Accounts receivable...............................................................     4,788,363   (2,373,885)
    Other current assets..............................................................      (678,328)      84,843
    Accounts payable..................................................................   (12,545,622)     (61,461)
    Accrued expenses..................................................................    10,603,132    2,320,864
    Deferred revenue and customer deposits............................................        48,971       25,717
                                                                                        ------------  -----------
      Net cash provided by operating activities.......................................     7,999,798    1,050,157
                                                                                        ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures................................................................    (7,326,705)  (1,531,577)
  Purchase of cellular license and properties.........................................   (18,551,135) (54,313,226)
  Increase in receivable--affiliate...................................................      (446,873)  (8,549,663)
  Decrease in payable--affiliate......................................................    (5,011,438)     --
  Increase in deposits................................................................       --        (1,026,755)
  Investments in unconsolidated subsidiaries and other................................      (260,377)  (1,132,099)
  Proceeds on sale of assets..........................................................     1,091,509        6,700
                                                                                        ------------  -----------
      Net cash used in investing activities...........................................   (30,505,019) (66,546,620)
                                                                                        ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt........................................................     6,000,000   78,000,000
  Repayments of long-term debt........................................................    (4,000,000) (171,513,854)
  Issuance of preferred stock.........................................................       --       175,000,000
  Interest on restricted investments..................................................       --          (473,365)
  Deferred financing costs............................................................       --       (12,043,502)
                                                                                        ------------  -----------
      Net cash provided by financing activities.......................................     2,000,000   68,969,279
                                                                                        ------------  -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..................................   (20,505,221)   3,472,816
CASH AND CASH EQUIVALENTS, beginning of period........................................    22,323,734    2,752,399
                                                                                        ------------  -----------
CASH AND CASH EQUIVALENTS, end of period..............................................  $  1,818,513  $ 6,225,215
                                                                                        ------------  -----------
                                                                                        ------------  -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                  (UNAUDITED)

    The condensed consolidated balance sheets of Dobson Communications Corporation ("DCC") and subsidiaries (collectively with DCC, the "Company") as of March 31, 1999 and December 31, 1998, the condensed consolidated statements of operations for the three months ended March 31, 1999 and 1998 and the condensed consolidated statements of cash flows for the three months ended March 31, 1999 and 1998 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

    The condensed balance sheet data at December 31, 1998 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements presented herein should be read in connection with the Company's December 31, 1998 consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

1. ORGANIZATION

    The Company, through its predecessors, was organized in 1936 as Dobson Telephone Company and adopted its current organizational structure in 1998. The Company is a provider of rural and suburban cellular telephone services.

1998 REORGANIZATIONS

    In conjunction with the January 1998 issuance of 175,000 shares of 12.25% Senior Exchangeable Preferred Stock mandatorily redeemable in 2008 (see Note 5), the Company formed three new subsidiaries: Dobson Cellular Operating Company ("DCOC"), DOC Cellular Subsidiary Company ("DOC Cellular Subsidiary") and Logix Communications Enterprises, Inc. ("Logix"), formerly named Dobson Wireline Company. DCOC was created as the holding company for subsidiaries formed to effect certain cellular acquisitions. DCOC has been designated an unrestricted subsidiary under the Senior Note Indenture which covers the DCC Senior Notes discussed in Note 4. DOC Cellular Subsidiary was created as the holding company for the then existing cellular subsidiaries. Logix was created as the holding company for the Company's incumbent local exchange carrier ("ILEC"), fiber and integrated communications provider ("ICP") operations. Logix was designated an unrestricted subsidiary under the Senior Note Indenture and the Certificate of Designation establishing the Senior Exchangeable Preferred Stock.

    On September 30, 1998, the Company adopted a plan to spin off Logix as discussed in Note 3.

    In conjunction with the December 1998 acquisition of Sygnet Wireless, Inc. ("Sygnet Acquisition"), the Company formed a new subsidiary, Dobson/Sygnet Communications Company ("Dobson/Sygnet"). Dobson/Sygnet was created as the holding company for the subsidiaries acquired in the Sygnet Acquisition.

2. ACQUISITIONS

RECENT ACQUISITIONS

    On March 16, 1999, the Company purchased certain assets and customers relating to the Ohio 2 RSA for $3.9 million. This completes the acquisition of the Ohio 2 market, which began on September 2, 1998, when the Company acquired the FCC license of Ohio 2 RSA for $39.3 million. Ohio 2 is located in north central Ohio and covers an estimated population of 262,300 people with 13,611 subscribers as of March 31, 1999.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

2. ACQUISITIONS (CONTINUED)
    On December 23, 1998, the Company's subsidiary, Dobson/Sygnet acquired Sygnet Wireless, Inc. for $337.5 million. The acquired markets include cellular systems in Ohio, Pennsylvania and New York covering an estimated population base of 2.4 million.

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

    On June 16, 1998, the Company acquired an 86.4% interest (including unexercised options) in the Santa Cruz Cellular Telephone Partnership ("SCCTP") for $31 million. SCCTP owns the cellular license and other assets for the Santa Cruz MSA. The Santa Cruz MSA is located adjacent to the California 4 RSA purchased in April 1998. Subsequently the Company acquired an additional .9% interest in SCCTP for $.3 million.

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

    The acquisition transactions were accounted for as purchases and, accordingly, their results of operations have been included in the accompanying condensed consolidated statements of operations from the respective dates of acquisition. The unaudited pro forma information set forth below includes all acquisitions which occured during 1998, as if the purchases occurred at the beginning of 1998. The unaudited pro forma information is presented for informational purposes only and is not necessarily

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

2. ACQUISITIONS (CONTINUED)
indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time:

                                                                                THREE MONTHS
                                                                                    ENDED
                                                                               MARCH 31, 1998
                                                                               ---------------
                                                                                    ($ IN
                                                                                 THOUSANDS)
                                                                                 (UNAUDITED)
Operating revenue............................................................    $    58,182
Loss before discontinued operations and extraordinary items..................         (9,492)
Net loss.....................................................................        (42,543)
Net loss applicable to common stockholders...................................        (49,852)
Basic net loss applicable to common stockholders per common share............    $   (101.33)

3. DISCONTINUED OPERATIONS

    The Company's wholly-owned subsidiary, Logix, provides switch-based integrated communications services to small and medium sized business customers throughout Oklahoma and Texas. Logix also operates long-haul fiber optic facilities in Oklahoma, Texas and Colorado.

    The Company intends to distribute the stock of Logix to certain of the Company's shareholders in a tax-free spin-off. The timing of the spin-off is subject to receipt of a favorable tax ruling or favorable tax opinion acceptable to the Company and its shareholders and to the receipt of consents from the holders of the Company's outstanding Senior Notes.

    Pursuant to Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," the consolidated financial statements have been restated for all periods presented to reflect the Logix operations, assets and liabilities as discontinued operations.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

3. DISCONTINUED OPERATIONS (CONTINUED)
The assets and liabilities of such operations have been classified as "Net liabilities of discontinued operations" on the consolidated balance sheets and consist of the following:

                                                                               MARCH 31,   DECEMBER 31,
                                                                                 1999          1998
                                                                              -----------  ------------
                                                                                  ($ IN THOUSANDS)
Cash and cash equivalents...................................................  $     9,002   $   31,675
Restricted investments--current.............................................       39,262       37,572
Other current assets........................................................       21,933       36,747
Property, plant and equipment, net..........................................       96,402       89,508
Restricted investments--non-current.........................................       61,379       61,988
Goodwill....................................................................      124,973      126,244
Other assets................................................................       40,306       21,769
                                                                              -----------  ------------
  Total assets..............................................................      393,257      405,503
Current liabilities.........................................................       36,285       36,299
Long-term debt, net of current portion......................................      375,953      376,149
Other liabilities...........................................................          106           88
                                                                              -----------  ------------
  Total liabilities.........................................................      412,344      412,536
                                                                              -----------  ------------
Net liabilities of discontinued operations..................................  $   (19,087)  $   (7,033)
                                                                              -----------  ------------
                                                                              -----------  ------------

    The net loss from operations of the wireline segment was classified on the condensed consolidated statement of operations as "Loss from discontinued operations." Summarized results of discontinued operations are as follows:

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                    ---------------------
                                                                                       1999       1998
                                                                                    ----------  ---------
                                                                                      ($ IN THOUSANDS)
Net revenues......................................................................  $   26,793  $   5,290
Loss before income taxes..........................................................     (19,442)    (1,670)
Income tax benefit................................................................       7,388        129
Cumulative effect of change in accounting principle...............................          --       (699)
Loss from discontinued operations.................................................     (12,054)    (2,240)

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

4. LONG-TERM DEBT

    The Company's long-term debt consists of the following:

                                                                                         DECEMBER 31,
                                                                      MARCH 31, 1999         1998
                                                                     ----------------  ----------------
Revolving credit facilities........................................  $    742,000,000  $    740,000,000
Dobson/Sygnet Senior Notes.........................................       200,000,000       200,000,000
DCC Senior Notes...................................................       160,000,000       160,000,000
Other notes payable................................................         4,056,204         4,056,204
                                                                     ----------------  ----------------
  Total debt.......................................................     1,106,056,204     1,104,056,204
Less--Current maturities...........................................        (1,550,643)         (198,871)
                                                                     ----------------  ----------------
  Total long term debt.............................................  $  1,104,505,561  $  1,103,857,333
                                                                     ----------------  ----------------
                                                                     ----------------  ----------------

REVOLVING CREDIT FACILITIES

    The Company's revolving credit facilities consist of the following:

                                                                               INTEREST RATE
                                                                AMOUNT       (WEIGHTED AVERAGE
                                               MAXIMUM      OUTSTANDING AT   RATE AT MARCH 31,
CREDIT FACILITY                              AVAILABILITY   MARCH 31, 1999         1999)
------------------------------------------  --------------  --------------  -------------------
Dobson/Sygnet Credit Facilities...........  $  430,000,000  $  403,000,000            8.3%(1)
DCOC Credit Facility......................     200,000,000     200,000,000            7.7%
DOC Credit Facility.......................     250,000,000     139,000,000            6.5%(1)

------------------------

(1) Weighted average computation is based on actual interest rates without giving effect to the interest rate hedge discussed below.

    On December 23, 1998, the Company's subsidiary, Dobson/Sygnet, obtained $430 million of senior secured credit facilities ("Dobson/Sygnet Credit Facilities") from NationsBank, N.A., consisting of (a) a $50.0 million, 7 3/4 year reducing revolving credit facility ("Revolving Credit Facility"), (b) a $125.0 million, 7 3/4 year term loan ("Term Loan A"), (c) a $155.0 million, 8 1/4 year term loan ("Term Loan B") and (d) a $100.0 million, 9 year term loan ("Term Loan C"). Dobson/Sygnet's obligations under the Dobson/Sygnet Credit Facility are secured by all current and future assets of Dobson/Sygnet. Initial proceeds were used primarily to finance the Sygnet Acquisition described in Note 2. The Company expects to use the remaining availability to finance Dobson/Sygnet's capital expenditures and general operations.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

4. LONG-TERM DEBT (CONTINUED)
    Commencing with the quarter ending December 31, 2000, the borrowing under the Revolving Credit Facility and Term Loan A will reduce quarterly under the following annual amortization schedule:

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

    On March 25, 1998, the Company's subsidiary DCOC established a $200 million senior secured credit facility (the "DCOC Credit Facility"). DCOC's obligations under the DCOC Credit Facility are secured by all current and future assets of DCOC. At the same time, the Company's subsidiary DOC established a $250 million senior secured credit facility (the "DOC Credit Facility") to replace its existing revolving credit facility established on February 28, 1997. The DOC Credit Facility is secured by all of DOC's stock and the stock or partnership interests of its restricted subsidiaries and all assets of DOC and its restricted subsidiaries. DCOC is designated an unrestricted subsidiary with regard to the DOC Facility. The Company and DOC's wholly owned subsidiaries other than Logix and the Arizona 5 Partnership have guaranteed DOC's obligations under the DOC Credit Facility. Initial proceeds from the DCOC Credit Facility and DOC Credit Facility were used primarily to refinance existing indebtedness and finance the 1998 acquisitions described above. The Company expects to use the remaining availability under the DCOC Credit Facility and DOC Credit Facility to finance capital expenditures, consummate future acquisitions and fund general corporate operations. The facilities will terminate in 2006.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

4. LONG-TERM DEBT (CONTINUED)
    The Dobson/Sygnet Credit Facilities, the DCOC Credit Facility and the DOC Credit Facility require the Company to maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding the Company's ability to meet its debt service obligations.

    In connection with the closing of the DOC Credit Facility, the Company extinguished a previous credit facility and recognized a pretax loss of approximately $3.3 million as a result of writing off previously capitalized financing costs associated with the revolving credit facility. Such amount is included in the Company's consolidated statement of operations, net of tax, for the three months ended March 31, 1998 as an extraordinary expense.

SENIOR NOTES

    On December 23, 1998, the Company's subsidiary, Dobson/Sygnet, issued $200 million of 12.25% Senior Notes maturing in 2008 ("Dobson/Sygnet Senior Notes"). The net proceeds were used to finance the Sygnet Acquisition described in Note 2 and to purchase $67.7 million of securities pledged to secure payment of the first six semi-annual interest payments on the Dobson/Sygnet Senior Notes, which begin on June 15, 1999. The pledged securities are reflected as restricted cash and investments in the Company's consolidated balance sheets. The Dobson/Sygnet Senior Notes are redeemable at the option of the Company in whole or in part, on or after December 15, 2003, initially at 106.125%. Prior to December 15, 2001, the Company may redeem up to 35% of the principal amount of the Dobson/Sygnet Senior Notes at 112.25% with proceeds from equity offerings, provided that at least $130 million remains outstanding.

    On February 28, 1997, the Company issued $160 million of 11.75% Senior Notes maturing in 2007 ("DCC Senior Notes"). The net proceeds were used to finance the acquisition of the Company's Maryland markets and to purchase securities pledged to secure payment of the first four semi-annual interest payments on the DCC Senior Notes, which began on October 15, 1997. The pledged securities are reflected as restricted cash and investments in the Company's consolidated balance sheets. The DCC Senior Notes are redeemable at the option of the Company in whole or in part, on or after April 15, 2002, initially at 105.875%. Prior to April 15, 2000, the Company may redeem up to 35% of the principal amount of the DCC Senior Notes at 111.750% with proceeds from equity offerings, provided that after any such redemption at least $104 million remains outstanding.

OTHER NOTES PAYABLE

    Other notes payable represents the amount financed with the United States Government for nine PCS licenses.

INTEREST RATE HEDGES

    In April 1997, the Company entered into an interest rate hedge agreement terminating on April 24, 2002 to hedge the Company's interest expense on $160 million of its indebtedness under the DOC Credit Facility. In 1998, the counterparty exercised its rights under the swap agreement, fixing the interest rate at 6.13% plus a factor based on the Company's leverage. The Company accounts for this as a hedge. In March 1999, the Company entered into an interest rate swap that effectively fixed the interest rate on $110.0 million of the principal outstanding on the Dobson/Sygnet credit facilities at approximately 5.48% plus a factor used on our leverage. The term of the interest rate swap is approximately 24 months.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

5. STOCKHOLDERS' DEFICIT:

    As of March 31, 1999, the Company's authorized and outstanding capital stock is as follows:

                                                                                                LIQUIDATION
                                   # OF SHARES  # OF SHARES   PAR VALUE                         PREFERENCE
    CLASS             TYPE         AUTHORIZED     ISSUED      PER SHARE        DIVIDENDS         PER SHARE   REDEMPTION DATE
--------------  -----------------  -----------  -----------  -----------  --------------------  -----------  ----------------
   Class A           Common Stock   1,438,000      573,152    $    .001       As declared               --          --

   Class B           Common Stock      31,000           --    $    .001       As declared               --          --

   Class C           Common Stock      31,000           --    $    .001       As declared               --          --
                                   -----------  -----------

                                    1,500,000      573,152

    Senior
 Exchangeable     Preferred Stock     550,000      197,309    $    1.00    12.25% Cumulative     $   1,000    Jan. 15, 2008

  Additional      Preferred Stock     184,000       65,151    $    1.00    12.25% Cumulative     $   1,000    Jan. 15, 2008

   Class A        Preferred Stock     450,000      314,286    $    1.00    5% Non-cumulative     $      70          --

   Class C        Preferred Stock     100,000           --    $    1.00      8% Cumulative       $   16.23          --

   Class D        Preferred Stock      85,000       75,094    $    1.00      15% Cumulative      $1,131.92        after
                                                                                                              Dec. 23, 2010

   Class E        Preferred Stock     405,000           --    $    1.00      15% Cumulative      $1,131.92        after
                                                                                                              Dec. 23, 2010

   Class F        Preferred Stock     205,000       30,000    $    1.00      16% Cumulative      $   1,000    Dec. 31, 2010

   Class G        Preferred Stock      62,000       37,853    $    1.00      16% Cumulative      $  660.40   90 days after an
                                                                                                              initial public
                                                                                                                 offering

   Class H        Preferred Stock      62,000           --    $    1.00      16% Cumulative      $  660.45        after
                                                                                                              Dec. 23, 2010

    Other         Preferred Stock     397,000           --    $    1.00            --                   --          --
                                   -----------  -----------

                                    2,500,000      719,693

                    OTHER
                  FEATURES,
                   RIGHTS,
                 PREFERENCES
    CLASS        AND POWERS
--------------  -------------
   Class A         Voting
   Class B       Non-voting
   Class C       Non-voting
    Senior
 Exchangeable    Non-voting
  Additional     Non-voting
   Class A       Non-voting
   Class C       Non-voting
   Class D       Convertible
   Class E       Non-voting
   Class F       Non-voting
   Class G      Non- voting,
                 convertible
   Class H       Non-voting
    Other            --

    In January 1999, the Company issued cumulative quarterly dividends in the form of 6,494 additional shares of Senior Exchangeable preferred stock (having a liquidation preference of $6.5 milion) which represented non-cash financing activity, and thus are not included in the accompanying condensed consolidated statement of cash flows.

6. RESTRICTED CASH AND INVESTMENTS

    Restricted cash and investments consist of interest pledge deposits for the Dobson/Sygnet Senior Notes and the DCC Senior Notes. The Dobson/Sygnet Senior Notes interest pledge deposit of approximately $68.8 million includes the initial deposit of $67.7 million (as discussed in Note 4), plus interest earned. The DCC Senior Notes interest pledge deposit of approximately $9.5 million includes an initial deposit of $38.4 million, net of interest earned and payments issued to bondholders. Amortization expense of $232,070 and $145,818 was recorded for the three months ended March 31, 1999 and 1998, respectively, for bond premiums recorded with the purchase of the restricted investments.

7. EARNINGS PER COMMON SHARE

    Basic loss per common share is computed by the weighted average number of shares of common stock outstanding during the year. Diluted net loss per common share has been omitted because the impact of stock options and convertible preferred stock on the Company's net loss per common share is anti-dilutive.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

8. RECENT PRONOUNCEMENTS

    In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Derivatives and Hedging ("SFAS 133"). SFAS 133 establishes uniform hedge accounting criteria for all derivatives requiring companies to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Under SFAS 133, derivatives will be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value recognized as a component of comprehensive income or in current earnings. SFAS 133 will be effective for fiscal years beginning after June 15, 1999. Under SFAS 133, the Company would record a liability of $3.4 million relating to its interest rate hedge valuation at March 31, 1999. The Company has not determined the timing or method of adoption of SFAS 133.

9. COMMITMENTS

    Effective December 6, 1995 (amended December 20, 1995, June 24, 1997 and September 30, 1998), the Company entered into an equipment supply agreement in which the Company agreed to purchase approximately $65.0 million of cell site and switching equipment between June 24, 1997 and November 23, 2001 to update the cellular systems for newly acquired and existing MSAs and RSAs. Of this commitment, approximately $32.5 million remained at March 31, 1999.

    The Company entered into an additional equipment supply agreement with a second vendor on January 13, 1998. The Company agreed to purchase approximately $81.0 million of cell site and switching equipment between January 13, 1998 and January 12, 2002 to update the cellular systems for newly acquired and existing MSAs and RSAs. Of this commitment, $55.2 million remained at March 31, 1999.

10. SUBSEQUENT EVENT

    On May 5, 1999, the Company completed the private offering for $170 million of a series of 13% senior exchangeable preferred stock due 2009. The net proceeds from the private offering of the preferred stock will be used to redeem outstanding shares of the Company's Class F and Class G Preferred Stock, to reduce bank debt at DCOC and for general corporate purposes, including acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company is a leading provider of rural cellular telephone services. Since it commenced providing cellular services in 1990 in Oklahoma and the Texas Panhandle, the Company has rapidly expanded its cellular operations with an acquisition strategy targeting underdeveloped rural and suburban areas which have a significant number of potential customers with substantial needs for cellular communications. At March 31, 1999, the Company's cellular systems covered a population of 5.7 million in Arizona, California, Kansas, Maryland, Missouri, New York, Ohio, Oklahoma, Pennsylvania and Texas.

ACQUISITIONS

    The Company continually evaluates opportunities to acquire additional cellular systems. The following table sets forth the cellular markets and systems acquired by the Company since 1995 (ownership in parentheses if not 100% owned by the Company):

                                                            PURCHASE PRICE
ACQUISITION                                                 ($ IN MILLIONS)         DATE
----------------------------------------------------------  ---------------  ------------------
Sygnet....................................................     $   337.5     December 1998
Texas 10..................................................          55.0     December 1998
Ohio 2....................................................          39.3     September 1998
California 7..............................................          21.0     July 1998
Santa Cruz (87.3%)........................................          31.2     June 1998
California 4..............................................          90.9     April 1998
Texas 16..................................................          56.6     January 1998
Arizona 5 (75%)...........................................          39.8     October 1997
East Maryland.............................................          75.8     March 1997
West Maryland.............................................          77.6     February 1997
Kansas/Missouri...........................................          30.0     March 1996

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

    Roaming accounted for 41.1% and 42.0% of the Company's cellular revenue for the three months ended March 31, 1999 and 1998, respectively. While the industry trend is to reduce roaming rates, the Company believes that its roaming rates are generally lower than rates offered by others in or near the Company's systems and that such lower roaming rates mitigate against this trend; however, there can be no assurance that such trend will not materially impact it in the future. The Company's roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes of use) was $.57 and $.67 per minute for the three months ended March 31, 1999 and 1998, respectively.

    The Company's overall cellular penetration rates increased for the three-month period ended March 31, 1999 compared to the same period in 1998 due to the incremental penetration gains in existing markets. The Company believes that as its cellular penetration rates increase, the increase in new subscriber revenue will exceed the loss of revenue attributable to the cellular churn rate.

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

DISCONTINUED OPERATIONS

    The Company, through its wholly-owned subsidiary, Logix, provides switch-based integrated communications services to small and medium-sized business customers throughout Oklahoma and Texas. Logix also operates long-haul fiber optic facilities in Oklahoma, Texas and Colorado.

    The Company intends to distribute the stock of Logix to certain of the Company's shareholders in a tax-free spin-off. The timing of the spin-off is subject to receipt of a favorable tax ruling or favorable tax opinion acceptable to the Company and its shareholders and to the receipt of consents from the holders of the Company's outstanding Senior Notes.

RESULTS OF OPERATIONS

    In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statements.

    THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31,
     1998

    OPERATING REVENUE. For the three months ended March 31, 1999, total operating revenue increased $45.7 million, or 201.7%, to $68.4 million from $22.7 million for the comparable period in 1998. Total service, roaming and equipment revenue represented 54.2%, 41.1% and 4.2%, respectively, of total operating revenue during the three months ended March 31, 1999 and 55.0%, 42.0%, and 2.9%, respectively, of total operating revenue during the three months ended March 31, 1998.

    The following table sets forth the components of the Company's revenue for the periods indicated:

                                                                              THREE MONTHS
                                                                                 ENDED
                                                                               MARCH 31,
                                                                          --------------------
                                                                            1999       1998
                                                                          ---------  ---------
                                                                            ($ IN THOUSANDS)
Operating revenue:
  Service revenue.......................................................  $  37,061  $  12,483
  Roaming revenue.......................................................     28,097      9,523
  Equipment sales.......................................................      2,845        668
  Other revenue.........................................................        435          9
                                                                          ---------  ---------
    Total...............................................................  $  68,438  $  22,683
                                                                          ---------  ---------
                                                                          ---------  ---------

    Service revenue increased $24.6 million, or 196.9%, to $37.1 million in the three months ended March 31, 1999 from $12.5 million in the same period of 1998. Of the increase, $22.4 million was attributable to acquisitions. The remaining $2.2 million was primarily attributable to increased penetration and usage in the Central and Eastern Regions. The Company's subscriber base increased 246.2% to 381,846 at March 31, 1999 from 110,283 at March 31, 1998. Approximately 230,045 subscribers were added since March 31, 1998 as a result of acquisitions. The Company's average monthly service revenue per subscriber decreased 12.8% to $34 for the three months ended March 31, 1999 from $39 for the comparable period in 1998 due to the addition of new lower rate subscribers in the Northern Region and competitive market pressures.

    Roaming revenue increased $18.6 million, or 195.0%, to $28.1 million in the three months ended March 31, 1999 from $9.5 million for the comparable period of 1998. Of the increase, $13.9 million was attributable to acquisitions. The remaining $4.7 million was primarily attributable to increased roaming minutes in the Central and Eastern Regions due to expanded coverage areas and increased usage in these markets.

    Equipment sales of $2.8 million in the three months ended March 31, 1999 represented an increase of $2.1 million, or 325.7%, from $.7 million in the same period of 1998, as the Company sold more equipment during the three months ended March 31, 1999 as a result of growth in subscribers.

    COST OF SERVICE. For the three months ended March 31, 1999, the total cost of service increased $6.3 million, or 123.0% to $11.5 million from $5.2 million for the comparable period in 1998. Of the increase, $4.7 million was attributable to acquisitions. The remaining $1.6 million was primarily attributable to increased subscribers and minutes of use in the Central and Eastern Regions and expanded use of rerating agreements with providers adjacent to the Company's markets. As a percentage of service and roaming revenue, cost of cellular service decreased to 17.7% for the three months ended March 31, 1999 from 23.5% for the same period in 1998. This decrease is primarily a result of a reduction in rates charged by third-party cellular providers for providing service to the Company subscribers.

    COST OF EQUIPMENT. For the three months ended March 31, 1999, cost of equipment increased $4.6 million, or 396.8% to $5.8 million during 1999 from $1.2 million in the same period of 1998, primarily from increases in the volume of equipment sold due to the growth in subscribers.

    MARKETING AND SELLING COSTS. Marketing and selling costs increased $6.1 million, or 152.0%, to $10.2 million for the three month period ended March 31, 1999 from $4.1 million in the comparable period of 1998. As a percentage of total operating revenue, marketing and selling costs decreased to 14.9% for the three months ended March 31, 1999 from 17.9% for the same period in 1998. The number of gross subscribers added in the first quarter of 1999 was 35,065. The number of gross subscribers added in the first quarter 1998 was 11,196.

    GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs increased $8.6 million, or 207.1%, to $12.8 million for the three month period ended March 31, 1999 from $4.2 million for the same period in 1998. As a percentage of total operating revenue, general and administrative costs increased slightly to 18.7% for the three month period ended March 31, 1999 from 18.4% in the comparable period of 1998. The increase year over year is a result of increased infrastructure costs such as customer service, billing, collections and administrative costs as a result of the overall growth of the Company.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the three months ended March 31, 1999, depreciation and amortization expense increased $29.0 million, or 431.8% to $35.7 million in the three months ended March 31, 1999 from $6.7 million in the same period of 1998. Depreciation and amortization of assets acquired in acquisitions accounted for substantially all of the increase in the first quarter 1999 compared to the same period in 1998.

    INTEREST EXPENSE. For the three months ended March 31, 1999, interest expense increased $20.0 million, or 228.9%, to $28.8 million in the three months ended March 31, 1999 from $8.8 million in the same period of 1998. The increase was primarily a result of increased borrowings in 1998 to finance the Company's acquisitions.

    EXTRAORDINARY EXPENSE. During the first quarter 1998, the Company incurred an extraordinary pretax loss of approximately $3.3 million as a result of writing off previously capitalized financing costs associated with revolving credit facilities that were refinanced in March 1998.

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

    From an information systems standpoint, the Company has historically relied on outsourcing relationships for most of its business and operational support applications. In addition, the Company uses packaged software from outside vendors for those applications that it has not outsourced. As a result, the Company has focused on identifying third party systems and services that are not currently Year 2000 compliant and oversight of third party compliance efforts.

    The results of the impact analysis revealed that for most of the Company's information systems, services and telecommunications infrastructure, Year 2000 compliant versions will be included as a part of existing maintenance and/or service agreements at no additional cost to the Company and should be in place and tested by the second quarter of 1999. However, there are two critical systems that will not be replaced until third quarter 1999. Those systems are one Ericsson switching system in New York and portions of our ITDS billing system. The Ericsson switching equipment will be replaced with Year 2000 compliant Nortel equipment. The Company expects to complete this replacement in the third quarter of 1999. In the first quarter of 1999, the Company decided to replace its current billing system vendor, ITDS, with a new vendor, H.O. Systems, which is Year 2000 compliant. The Company is in the process of implementing the H.O. Systems software throughout its other markets and expects to complete the implementation in the third quarter of 1999. The Company estimates total costs of approximately $.75 million to upgrade or replace those systems that are not Year 2000 compliant and will not be upgraded through existing maintenance or service agreements. The estimated costs for Year 2000 compliance do not include the costs of upgrading the New York system or replacing the billing vendor, as those decisions were made for business reasons outside of the Year 2000 issue and would have been made regardless of whether the systems currently in place were Year 2000 compliant. All of the Company's automated systems and services are or will be Year 2000 compliant by the end of the third quarter of 1999.

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

    In the event any of the Company's vendors have represented that it is Year 2000 compliant and, in fact, it is not, the Company would have no recourse against this vendor other than an action for damages for either breach of contract or, in the absence of a contractual obligation, for negligence if the Company could establish that the vendor had a legal duty to the Company to be Year 2000 compliant. If the Company is unable to provide systems and services to its customers, because either their own systems or those of its vendors are not Year 2000 compliant, the Company's reasonably likely worst case scenario is that the Company would experience a reduction in their operating revenues which could adversely affect their ability to meet our operating and financial obligations, including the Company's obligations with respect to the notes.

LIQUIDITY AND CAPITAL RESOURCES

    Dobson Communications is a holding company with no direct operations and no significant assets other than the stock of its subsidiaries. The Company depends on the cash flows of its subsidiaries to meet their obligations, including their obligations to pay interest and principal on their indebtedness, and dividends on the Senior Preferred Stock and Preferred Stock. The Company's subsidiaries are separate legal entities that have no obligation to pay any amounts owed by the Company or to make any funds available to the Company. The ability of the Company's subsidiaries to distribute funds to the Company are and will be restricted by the terms of existing and future indebtedness including the Company's credit facilities.

    The Company's cellular operations require substantial capital to acquire, construct and expand cellular telephone systems and to fund operating requirements. The Company has financed its operations through bank debt and the sale of debt and equity.

    At March 31, 1999, the Company had a working capital deficit of $(16.1) million (a ratio of current assets to current liabilities of .8:1) and an unrestricted cash balance of $1.8 million, which compares to working capital of $13.5 million (a ratio of current assets to current liabilities of 1.1:1) and an unrestricted cash balance of $22.3 million at December 31, 1998.

    The Company's net cash provided by operating activities totaled $6.2 million for the three month period ended March 31, 1999 compared to $1.1 million for the same period of 1998. The increase of $5.1 million was primarily due to depreciation and amortization, the change in deferred credits and the change in current assets and liabilities offset by the Company's net loss for the period.

    Net cash used in investing activities, which totaled $30.5 million and $66.5 million for the three months ended March 31, 1999 and 1998, respectively, principally related to acquisitions and capital expenditures in all periods. Acquisitions and their related costs accounted for $18.6 million and $54.3 million and capital expenditures were $7.3 million and $1.5 million for the three month period ended March 31, 1999 and 1998, respectively.

    Net cash provided by financing activities was $3.8 million the three month period ended March 31, 1999 compared to $69.0 million for the same period of 1998. Financing activity sources for the three months ended March 31, 1999 consisted primarily of $6.0 million of proceeds from bank borrowings offset by the repayment of $4.0 million.

    In April 1997, the Company entered into an interest rate hedge agreement terminating on April 24, 2002 to hedge the Company's interest expense on $160.0 million of indebtedness under its revolving credit facilities. In 1998, the counterparty exercised its rights under the swap agreement, fixing the interest rate at 6.13% plus a factor based on the Company's leverage. The Company accounts for this as a hedge. In March 1999, the Company entered into an interest rate swap that effectively fixed the interest rate on $110.0 million of the principal outstanding on the Dobson/Sygnet Credit Facilities at approximately 5.48% plus a factor used on our leverage. The term of the interest rate swap is approximately 24 months.

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

    The Company's capital expenditures (excluding cost of acquisitions and discontinued operations) were $7.3 million for the three months ended March 31, 1999 and the Company expects its capital expenditures (excluding cost of acquisitions) to be approximately $45 million to $50 million for all of 1999. The Company has not budgeted any amounts to be expended in 1999 with respect to the systems which may be acquired in other acquisitions or the Company's PCS system. The amount and timing of capital expenditures may vary depending on the rate at which the Company expands and develops its cellular systems and whether the Company consummates additional acquisitions.

    On December 23, 1998, a subsidiary of the Company acquired all of the outstanding capital stock of Sygnet for $337.5 million. The Sygnet Acquisition was financed through borrowings under the Dobson/ Sygnet Credit Facilities, the net proceeds of offering the Additional Preferred Stock, the Equity Investments and the Tower Sale Leaseback ("Sygnet Financing").

    The Company has agreed to purchase approximately $65.0 million of cell site and switching equipment between June 1997 and November 2001. Of this commitment, approximately $32.5 million remained at March 31, 1999. Under another equipment supply agreement, the Company agreed to purchase approximately $81.0 million of cell site and switching equipment by January 13, 2002. Of this commitment, $55.2 million remained at March 31, 1999.

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

    In March 1998, the Company's subsidiary, Dobson Cellular Operations Company ("DCOC"), established a $200.0 million senior secured credit facility (the "DCOC Credit Facility"). Under the terms of the DCOC Credit Facility, an additional $75.0 million revolving credit facility may be established for acquisitions. This uncommitted facility requires that the Company have borrowings outstanding of at least two-thirds of the committed amount under the DCOC Credit Facility. DCOC's obligations under the DCOC Credit Facility are secured by all existing and future assets of DCOC, and are guaranteed by DCOC's subsidiaries. In addition, the Company's subsidiary, Dobson Operating Company ("DOC"), established a $250.0 million senior secured credit facility (the "DOC Credit Facility") to replace a prior bank facility. The DOC Credit Facility is secured by all of DOC's stock and the stock or partnership interests of its subsidiaries and all assets of DOC and its restricted subsidiaries. The Company and DOC's subsidiaries, other than Logix and the Arizona 5 Partnership, have guaranteed DOC's obligations under the DOC Credit Facility. The DCOC Credit Facility and the DOC Credit Facility require the Company to maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding the Company's ability to meet its debt service obligations. To date, the Company has met the required financial ratios. The DOC Credit Facility and DCOC Credit Facility each amortize quarterly beginning June 30, 2000 and terminate on June 30, 2006. At March 31, 1999, the Company had credit available of $111.0 million under the DOC Credit Facility, subject to covenant limitations and no availability under the DCOC Credit Facility. The Company expects to borrow $9.1 million under the DOC Credit Facility to close the Maryland 1 Acquisition and $6.0 million under the Dobson/Sygnet Credit Facilities to close the Pennsylvania 2 Acquisition.

    Dobson/Sygnet is a party to a credit agreement with NationsBank for an aggregate $430.0 million, consisting of a $50.0 million revolving credit facility and $380.0 million of term loan facilities. The obligations under the Dobson/Sygnet Credit Facilities are secured by a pledge of the capital stock of Dobson/Sygnet's operating subsidiary as well as a lien on substantially all of the assets of Dobson/Sygnet and its operating subsidiary. The Dobson/Sygnet Credit Facilities require Dobson/Sygnet and the Company to maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding Dobson/Sygnet's ability to meet its debt service obligations. The ability of Dobson/Sygnet to borrow under the Dobson/Sygnet Credit Facilities will be limited by the requirement that, on a quarterly basis beginning December 31, 2000, the amount available under the Dobson/Sygnet Credit Facilities will reduce until they terminate. At March 31, 1999, the Company had credit available of $27.0 million under the Dobson/Sygnet Credit Facilities, subject to covenant limitations.

    The Dobson/Sygnet Notes bear interest at an annual rate of 12.25% and mature in 2008. Of the net proceeds $67.7 were used to purchase securities pledged to secure the first six semi-annual interest payments, which begin June 15, 1999.

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

EFFECT OF NEW ACCOUNTING STANDARDS

    In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Derivatives and Hedging ("SFAS 133"). SFAS 133 establishes uniform hedge accounting criteria for all derivatives requiring companies to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Under SFAS 133, derivatives will be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value recognized in current earnings. SFAS 133 will be effective for fiscal years beginning after June 15, 1999. Under SFAS 133, the Company would record a liability of $3.4 million relating to its interest rate hedge valuation at March 31, 1999. The Company has not determined the timing or method of adoption of SFAS 133.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. The counterparty is a major financial institution. During the first quarter 1999, the Company had an interest rate hedge on $160 million of its outstanding indebtedness under the DOC Credit Facility. Increases in interest expense related to the interest rate hedge for the three months ended March 31, 1999 and 1998 were reflected in income and were immaterial.

    The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Based on our market risk sensitive instruments outstanding at March 31, 1999, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

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

    Not applicable

ITEM 5.  OTHER INFORMATION

    Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        The following exhibits are filed as a part of this report:

  EXHIBIT
  NUMBER     DESCRIPTION
-----------  -------------------------------------------------------------------------------------------
      27.1   Financial Data Schedule--Three Months Ended March 31, 1999

    (b) Reports on Form 8-K

        The Company filed a Current Report on Form 8-K during the quarter ended March 31, 1999, which reported the acquisition of Sygnet Wireless, Inc. and its wholly-owned subsidiary, Sygnet Communications, Inc. under "Item 2. Acquisition of Assets." The date of the report was January 7, 1999.

        The Company filed a Current Report on Form 8-K/A to amend the previous Current Report filed on January 7, 1999 solely to add the financial statements of the business acquired required by Item 7(a), pro forma financial statements required by Item 7(b) and additional exhibits required by Item 7(c). The date of the report was January 19, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 1999              DOBSON COMMUNICATIONS CORPORATION
                                (registrant)

                                               /s/ EVERETT R. DOBSON
                                     -----------------------------------------
                                                 Everett R. Dobson
                                     CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                                                 EXECUTIVE OFFICER

Date: May 17, 1999                            /s/ BRUCE R. KNOOIHUIZEN
                                     -----------------------------------------
                                                Bruce R. Knooihuizen
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL OFFICER)