Form 10-Q
period 1999-06-30
DOBSON COMMUNICATIONS CORP
filed 1999-08-12
CIK 1035985

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO
            COMMISSION FILE NO. 333-23769, 333-50107, AND 333-71633

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At August 6, 1999, there were 491,954 shares of the registrant's $.001 par value Class A Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                         PART I. FINANCIAL INFORMATION

                                                                                                                 PAGE
                                                                                                                 -----
Item 1.    Condensed Consolidated Financial Statements (Unaudited):
           Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998..................           2
           Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 1999
             and 1998.......................................................................................           4
           Condensed Consolidated Statements of Cash Flows for the Six Months Ended
             June 30, 1999 and 1998.........................................................................           5
           Notes to Condensed Consolidated Financial Statements.............................................           6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............          15
Item 3.    Quantitative and Qualitative Disclosure about Market Risk........................................          24

                                               PART II. OTHER INFORMATION

Item 1.    Legal Proceedings................................................................................          25
Item 2.    Changes in Securities and Use of Proceeds........................................................          25
Item 3.    Defaults Upon Senior Securities..................................................................          25
Item 4.    Submission of Matters to a Vote of Security Holders..............................................          25
Item 5.    Other Information................................................................................          25
Item 6.    Exhibits and Reports on Form 8-K.................................................................          25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                     ASSETS

                                                                                   JUNE 30,        DECEMBER 31,
                                                                                     1999              1998
                                                                               ----------------  ----------------
CURRENT ASSETS:
  Cash and cash equivalents..................................................  $      2,850,293  $     22,323,734
  Restricted cash and investments............................................        21,966,851        30,074,946
  Accounts receivable, net...................................................        54,357,714        43,299,568
  Other current assets.......................................................         7,085,921         8,589,050
                                                                               ----------------  ----------------
    Total current assets.....................................................        86,260,779       104,287,298
                                                                               ----------------  ----------------
PROPERTY, PLANT AND EQUIPMENT, net...........................................       175,207,983       173,054,329
                                                                               ----------------  ----------------
OTHER ASSETS:
  Receivables--affiliates....................................................         9,306,574         7,275,262
  Restricted investments.....................................................        34,635,000        45,505,020
  Cellular license acquisition costs, net....................................     1,231,015,108     1,250,790,448
  Deferred costs, net........................................................        70,187,211        66,640,301
  Other intangibles, net.....................................................        50,579,295        52,795,841
  Other......................................................................         3,872,175         3,078,134
                                                                               ----------------  ----------------
    Total other assets.......................................................     1,399,595,363     1,426,085,006
                                                                               ----------------  ----------------
      Total assets...........................................................  $  1,661,064,125  $  1,703,426,633
                                                                               ----------------  ----------------
                                                                               ----------------  ----------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                   JUNE 30,        DECEMBER 31,
                                                                                     1999              1998
                                                                               ----------------  ----------------
CURRENT LIABILITIES:
  Accounts payable...........................................................  $     42,215,660  $     47,536,672
  Accrued expenses...........................................................        14,941,286        14,222,306
  Notes payable..............................................................        17,500,000        17,500,000
  Deferred revenue and customer deposits.....................................         6,620,600         5,738,381
  Current portion of long-term debt..........................................        10,504,005           198,871
  Accrued dividends payable..................................................        17,504,108         5,603,856
                                                                               ----------------  ----------------
    Total current liabilities................................................       109,285,659        90,800,086
NET LIABILITIES OF DISCONTINUED OPERATIONS...................................        32,812,163         7,033,166
ACCOUNTS PAYABLE--AFFILIATE..................................................                --         5,011,438
LONG-TERM DEBT, net of current portion.......................................     1,013,552,199     1,103,857,333
DEFERRED CREDITS.............................................................       222,740,131       245,630,000
MINORITY INTERESTS...........................................................        27,212,346        26,557,203
SENIOR EXCHANGEABLE PREFERRED STOCK, net.....................................       426,642,522       241,320,000
Class D Convertible Preferred Stock..........................................        85,000,000        85,000,000
Class F Preferred Stock......................................................                --        30,000,000
Class G Preferred Stock......................................................                --        25,000,000
STOCKHOLDERS' DEFICIT:
  Class A Preferred Stock....................................................           314,286           314,286
  Class A Common Stock, $.001 par value 1,438,000 shares authorized and
    573,152 shares issued....................................................               573               573
  Paid-in capital............................................................        18,298,072        18,298,072
  Retained deficit...........................................................      (218,668,165)     (119,269,863)
                                                                               ----------------  ----------------
                                                                                   (200,055,234)     (100,656,932)
  Less--
  Class A Common Stock held in treasury (81,198 shares), at cost.............       (56,125,661)      (56,125,661)
                                                                               ----------------  ----------------
    Total stockholders' deficit..............................................      (256,180,895)     (156,782,593)
                                                                               ----------------  ----------------
      Total liabilities and stockholders' deficit............................  $  1,661,064,125  $  1,703,426,633
                                                                               ----------------  ----------------
                                                                               ----------------  ----------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                  THREE MONTHS               SIX MONTHS
                                                                 ENDED JUNE 30,            ENDED JUNE 30,
                                                            ------------------------  -------------------------
                                                               1999         1998          1999         1998
                                                            -----------  -----------  ------------  -----------
OPERATING REVENUES:
  Service revenue.........................................  $39,955,418  $16,150,854  $ 77,016,366  $28,633,336
  Roaming revenue.........................................   35,207,947   16,332,217    63,305,157   25,855,607
  Equipment sales and other...............................    2,737,904      641,584     6,018,097    1,319,022
                                                            -----------  -----------  ------------  -----------
    Total operating revenues..............................   77,901,269   33,124,635   146,339,620   55,807,965
                                                            -----------  -----------  ------------  -----------
OPERATING EXPENSES:
  Cost of service.........................................   10,528,699    7,551,288    22,077,370   12,731,202
  Cost of equipment.......................................    6,041,854    1,457,854    11,858,855    2,628,701
  Marketing and selling...................................   11,499,572    5,227,616    21,709,854    9,279,408
  General and administrative..............................   13,253,896    5,377,232    26,067,555    9,549,740
  Depreciation and amortization...........................   41,122,284    9,825,784    76,849,072   16,543,413
                                                            -----------  -----------  ------------  -----------
    Total operating expenses..............................   82,446,305   29,439,774   158,562,706   50,732,464
                                                            -----------  -----------  ------------  -----------
OPERATING INCOME (LOSS)...................................   (4,545,036)   3,684,861   (12,223,086)   5,075,501
INTEREST EXPENSE..........................................  (27,168,431)  (8,583,660)  (55,528,311) (17,351,138)
OTHER INCOME, net.........................................      295,132      836,614     1,903,695    2,793,027
                                                            -----------  -----------  ------------  -----------
LOSS BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES,
  INCOME TAXES AND EXTRAORDINARY ITEMS....................  (31,418,335)  (4,062,185)  (65,847,702)  (9,482,610)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES..............     (924,473)    (749,190)   (1,480,189)  (1,381,234)
                                                            -----------  -----------  ------------  -----------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS..........  (32,342,808)  (4,811,375)  (67,327,891) (10,863,844)
INCOME TAX BENEFIT........................................   12,286,576    1,768,642    25,580,541    2,133,297
                                                            -----------  -----------  ------------  -----------
LOSS FROM CONTINUING OPERATIONS...........................  (20,056,232)  (3,042,733)  (41,747,350)  (8,730,547)
LOSS FROM DISCONTINUED OPERATIONS, net of income tax
  benefit of $8,412,000 and $323,000 for the three months
  ended June 30, 1999 and 1998, respectively, and
  $15,800,000 and $881,000 for the six months ended June
  30, 1999 and 1998, respectively.........................  (13,725,324)  (1,670,166)  (25,778,997)  (3,910,349)
                                                            -----------  -----------  ------------  -----------
LOSS BEFORE EXTRAORDINARY ITEMS...........................  (33,781,556)  (4,712,899)  (67,526,347) (12,640,896)
EXTRAORDINARY EXPENSE, net of income tax benefit of
  $475,000 and $671,000 for three months and six months
  ended June 30, 1998, respectively.......................           --      475,000            --   (2,643,439)
                                                            -----------  -----------  ------------  -----------
NET LOSS..................................................  (33,781,556)  (4,237,899)  (67,526,347) (15,284,335)
DIVIDENDS ON PREFERRED STOCK..............................  (17,756,107)  (6,082,507)  (31,871,955) (10,519,084)
                                                            -----------  -----------  ------------  -----------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS................  $(51,537,663) $(10,320,406) $(99,398,302) $(25,803,419)
                                                            -----------  -----------  ------------  -----------
                                                            -----------  -----------  ------------  -----------
BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER
  COMMON SHARE
  Before discontinued operations and extraordinary
    expense...............................................  $    (76.86) $    (19.28) $    (149.65) $    (40.68)
  Discontinued operations.................................       (27.90)       (3.53)       (52.40)       (8.27)
  Extraordinary expense...................................           --         1.00            --        (5.59)
                                                            -----------  -----------  ------------  -----------
BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER
  COMMON SHARE............................................  $   (104.76) $    (21.81) $    (202.05) $    (54.54)
                                                            -----------  -----------  ------------  -----------
                                                            -----------  -----------  ------------  -----------
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..........      491,954      473,152       491,954      473,152
                                                            -----------  -----------  ------------  -----------
                                                            -----------  -----------  ------------  -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                 --------------------------------
                                                                                      1999             1998
                                                                                 ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations..........................................  $   (41,747,350) $   (11,373,986)
  Adjustments to reconcile net loss to net cash provided by operating activities--
    Depreciation and amortization..............................................       76,849,072       16,543,413
    Amortization of bond premium and financing cost............................        2,648,822        1,035,568
    Deferred income taxes and investment tax credits, net......................      (22,889,869)      (1,598,280)
    Extraordinary loss on financing cost.......................................               --        3,314,439
    Minority interests in income of subsidiaries...............................          655,143        1,446,815
    Other......................................................................          346,101           26,795
  Changes in current assets and liabilities--
    Accounts receivable........................................................      (11,058,146)      (7,484,376)
    Other current assets.......................................................        1,503,129          591,264
    Accounts payable...........................................................       (5,321,012)       1,772,484
    Accrued expenses...........................................................          718,980       (7,147,884)
    Deferred revenue and customer deposits.....................................          882,219          593,786
                                                                                 ---------------  ---------------
      Net cash provided by (used in) operating activities......................        2,587,089       (2,279,962)
                                                                                 ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.........................................................      (31,180,901)     (13,927,228)
  Acquisitions.................................................................      (27,278,079)    (177,438,919)
  Decrease in payable--affiliate...............................................       (5,011,438)              --
  Increase in receivables--affiliate...........................................       (2,031,312)      (7,039,172)
  Acquisition escrow deposit...................................................               --        5,973,245
  Investments in unconsolidated subsidiaries and other.........................       (2,241,147)      (1,163,384)
  Proceeds on sale of assets...................................................        1,103,509            6,700
                                                                                 ---------------  ---------------
      Net cash used in investing activities....................................      (66,639,368)    (193,588,758)
                                                                                 ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt.................................................       31,000,000      198,000,000
  Repayments of long-term debt.................................................     (111,000,000)    (171,513,855)
  Cash dividends...............................................................       (3,470,801)              --
  Issuance of preferred stock..................................................      170,000,000      179,942,000
  Redemption of preferred stock................................................      (55,000,000)
  Maturities of restricted investments, net of interest........................       20,425,221        8,585,977
  Deferred financing costs.....................................................       (7,375,582)     (12,564,470)
                                                                                 ---------------  ---------------
      Net cash provided by financing activities................................       44,578,838      202,449,652
                                                                                 ---------------  ---------------
  NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.........................      (19,473,441)       6,580,932
  CASH AND CASH EQUIVALENTS, beginning of period...............................       22,323,734        2,752,399
                                                                                 ---------------  ---------------
  CASH AND CASH EQUIVALENTS, end of period.....................................        2,850,293  $     9,333,331
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1999

                                  (UNAUDITED)

    The condensed consolidated balance sheets of Dobson Communications Corporation ("DCC") and subsidiaries (collectively with DCC, the "Company") as of June 30, 1999 and December 31, 1998, the condensed consolidated statements of operations for the three and six months ended June 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the six months ended June 30, 1999 and 1998 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

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

2. ACQUISITIONS

RECENT ACQUISITIONS

    On June 24, 1999, the Company's wholly-owned subsidiary, Dobson Cellular of Maryland, purchased the Maryland 1 RSA for $9.1 million. Maryland 1 is located in the westernmost county of the state and a small section of West Virginia and covers an estimated population base of approximately 56,400 as of June 30, 1999.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 1999

                                  (UNAUDITED)

2. ACQUISITIONS (CONTINUED)
    On March 16, 1999, the Company purchased certain assets and customers relating to the Ohio 2 RSA for $3.9 million. This completes the acquisition of the Ohio 2 market, which began on September 2, 1998, when the Company acquired the FCC license of Ohio 2 RSA for $39.3 million. Ohio 2 is located in north central Ohio and covers an estimated population of 262,300 people.

    On December 23, 1998, the Company's subsidiary, Dobson/Sygnet, acquired Sygnet Wireless, Inc. for $337.5 million. The acquired markets include cellular systems in Ohio, Pennsylvania and New York covering an estimated population base of 2.4 million.

    On December 2, 1998, the Company completed the acquisition of the FCC license for Texas 10 RSA. The purchase price of $55.0 million is being held in escrow pending resolution of claims made against the titles to the FCC licenses of the sellers. Texas 10 is located in central Texas and covers an estimated population of 317,900. Subsequent to June 30, 1999, the Company has purchased the subscribers and began operations in the Texas 10 market.

    On July 29, 1998, the Company purchased the FCC cellular license and certain assets of the California 7 RSA for $21.0 million. California 7 is located in the Imperial Valley extending from east of San Diego to the Arizona state line.

    On June 16, 1998, the Company acquired an 86.4% interest (including unexercised options) in the Santa Cruz Cellular Telephone Partnership ("SCCTP") for $31.0 million. SCCTP owns the cellular license and other assets for the Santa Cruz MSA. The Santa Cruz MSA is located adjacent to the California 4 RSA purchased in April 1998. Subsequently the Company acquired an additional .9% interest in SCCTP for $.3 million.

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

    The acquisition transactions were accounted for as purchases and, accordingly, their results of operations have been included in the accompanying condensed consolidated statements of operations from the respective dates of acquisition. The unaudited pro forma information set forth below includes all acquisitions which occured during 1998 and the acquisition of Ohio 2 RSA, as if the purchases occurred at the beginning of 1998. The unaudited pro forma information is presented for informational purposes only

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 1999

                                  (UNAUDITED)

2. ACQUISITIONS (CONTINUED)
and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time:

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                ----------------------  ----------------------
                                                   1999        1998        1999        1998
                                                ----------  ----------  ----------  ----------
                                                                           ($ IN THOUSANDS,
                                                                        EXCEPT PER SHARE DATA)
                                                   ($ IN THOUSANDS,          (UNAUDITED)
                                                EXCEPT PER SHARE DATA)
                                                     (UNAUDITED)

Operating revenue.............................  $   77,901  $   65,169  $  148,803  $  122,207
Income (loss) before discontinued operations
  and extraordinary
  items.......................................     (20,951)    (23,031)    (38,928)    (49,877)
Net loss......................................     (36,154)    (35,568)    (71,238)    (73,582)
Net loss applicable to common stockholders....     (53,909)    (41,651)   (103,109)    (90,873)
Basic net loss applicable to common
  stockholders per common share...............  $  (109.58) $   (84.66) $  (209.59) $  (184.72)

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

                                 JUNE 30, 1999

                                  (UNAUDITED)

3. DISCONTINUED OPERATIONS (CONTINUED)
    The assets and liabilities of such operations have been classified as "Net liabilities of discontinued operations" on the consolidated balance sheets and consist of the following:

                                                              JUNE 30, 1999  DECEMBER 31, 1998
                                                              -------------  -----------------
                                                                      ($ IN THOUSANDS)

Cash and cash equivalents...................................   $     2,698      $    31,675
Restricted investments--current.............................        38,928           37,572
Other current assets........................................        24,754           36,747
Property, plant and equipment, net..........................       110,942           89,508
Restricted investments--non-current.........................        41,542           61,988
Goodwill....................................................       124,374          126,244
Other assets................................................        49,464           21,769
                                                              -------------        --------
  Total assets..............................................       392,702          405,503
Current liabilities.........................................        32,252           36,299
Long-term debt, net of current portion......................       393,159          376,149
Other liabilities...........................................           103               88
                                                              -------------        --------
  Total liabilities.........................................       425,514          412,536
                                                              -------------        --------
Net liabilities of discontinued operations..................   $   (32,812)     $    (7,033)
                                                              -------------        --------
                                                              -------------        --------

    The net loss from operations of the wireline segment was classified on the condensed consolidated statement of operations as "Loss from discontinued operations." Summarized results of discontinued operations are as follows:

                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                        JUNE 30,               JUNE 30,
                                                  ---------------------  ---------------------
                                                     1999       1998        1999       1998
                                                  ----------  ---------  ----------  ---------
                                                    ($ IN THOUSANDS)       ($ IN THOUSANDS)

Net revenues....................................  $   28,187  $   9,345  $   54,979  $  14,635
Loss before income taxes........................     (22,137)    (1,993)    (41,579)    (3,663)
Income tax benefit..............................       8,412        323      15,800        452
Cumulative effect of change in accounting
  principle.....................................          --         --          --       (699)
Loss from discontinued operations...............  $  (13,725) $  (1,670) $  (25,779) $  (3,910)

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 1999

                                  (UNAUDITED)

4. LONG-TERM DEBT

    The Company's long-term debt consists of the following:

                                                           JUNE 30, 1999    DECEMBER 31, 1998
                                                          ----------------  -----------------
Revolving credit facilities.............................  $    660,000,000   $   740,000,000
Dobson/Sygnet Senior Notes..............................       200,000,000       200,000,000
DCC Senior Notes........................................       160,000,000       160,000,000
Other notes payable.....................................         4,056,204         4,056,204
                                                          ----------------  -----------------
  Total debt............................................     1,024,056,124     1,104,056,204
Less--Current maturities................................       (10,503,925)         (198,871)
                                                          ----------------  -----------------
  Total long term debt..................................  $  1,013,552,199   $ 1,103,857,333
                                                          ----------------  -----------------
                                                          ----------------  -----------------

REVOLVING CREDIT FACILITIES

    The Company's revolving credit facilities consist of the following:

                                                            AMOUNT           INTEREST RATE
                                           MAXIMUM      OUTSTANDING AT   WEIGHTED AVERAGE RATE
CREDIT FACILITY                          AVAILABILITY   JUNE 30, 1999      AT JUNE 30, 1999
--------------------------------------  --------------  --------------  -----------------------
Dobson/Sygnet Credit
  Facilities..........................  $  430,000,000  $  402,000,000               8.5%(1)
DCOC Credit Facility..................     100,000,000     100,000,000               7.9%
DOC Credit Facility...................     250,000,000     158,000,000               6.8%

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

                                 JUNE 30, 1999

                                  (UNAUDITED)

4. LONG-TERM DEBT (CONTINUED)
    Commencing with the quarter ending December 31, 2000, the borrowing under the Revolving Credit Facility and Term Loan A will reduce quarterly under the following annual amortization schedule:

YEAR                                                                         ANNUAL AMORTIZATION
-------------------------------------------------------------------------  -----------------------
2000.....................................................................               5.0%
2001.....................................................................               7.5%
2002.....................................................................               7.5%
2003.....................................................................              12.5%
2004.....................................................................              15.0%
2005.....................................................................              25.0%
2006.....................................................................              27.5%

    Commencing with the quarter ending December 31, 2000, the borrowing under the Term Loan B will reduce quarterly under the following annual amortization schedule:

YEAR                                                                         ANNUAL AMORTIZATION
-------------------------------------------------------------------------  -----------------------
2000.....................................................................               2.5%
2001.....................................................................               2.5%
2002.....................................................................               2.5%
2003.....................................................................               7.5%
2004.....................................................................              15.0%
2005.....................................................................              25.0%
2006.....................................................................              27.5%
2007.....................................................................              17.5%

    Term Loan C will amortize annually under the following schedule:

YEAR                                                                         ANNUAL AMORTIZATION
-------------------------------------------------------------------------  -----------------------
1999--2006...............................................................               1.0%
2007.....................................................................              92.0%

    On March 25, 1998, the Company's subsidiary, DCOC, established a $200.0 million senior secured credit facility (the "DCOC Credit Facility"). At the same time, the Company's subsidiary, DOC, established a $250 million senior secured credit facility (the "DOC Credit Facility"). On May 10, 1999, the commitment level and outstanding borrowings on the DCOC Credit Facility were reduced from the established amount of $200.0 million to $100.0 million. Subsequently, on July 2, 1999, the Company's lenders increased the DCOC credit facility commitment level from $100.0 million to $160.0 million. Although the commitment levels have changed, the obligations under the DCOC Credit Facility remain secured by all current and future assets of DCOC. In addition, the DOC Credit Facility remains secured by all of DOC's stock and the stock or partnership interests of its restricted subsidiaries and all assets of DOC and its restricted subsidiaries. DCOC is designated an unrestricted subsidiary with regard to the DOC Facility. The Company expects to use the remaining availability under the DCOC Credit Facility and DOC

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 1999

                                  (UNAUDITED)

4. LONG-TERM DEBT (CONTINUED)
Credit Facility to finance capital expenditures, consummate future acquisitions and fund general corporate operations. The facilities will terminate in 2006.

    The Dobson/Sygnet Credit Facilities, the DCOC Credit Facility and the DOC Credit Facility require the Company to maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding the Company's ability to meet its debt service obligations.

    In connection with the closing of the DOC Credit Facility, the Company extinguished a previous credit facility and recognized a pretax loss of approximately $3.3 million as a result of writing off previously capitalized financing costs associated with the revolving credit facility. Such amount is included in the Company's consolidated statement of operations, net of tax, for the six months ended June 30, 1998 as an extraordinary expense.

SENIOR NOTES

    On December 23, 1998, the Company's subsidiary, Dobson/Sygnet, issued $200 million of 12.25% Senior Notes maturing in 2008 ("Dobson/Sygnet Senior Notes"). The net proceeds were used to finance the Sygnet Acquisition described in Note 2 and to purchase $67.7 million of securities pledged to secure payment of the first six semi-annual interest payments on the Dobson/Sygnet Senior Notes, which began on June 15, 1999. The pledged securities are reflected as restricted cash and investments in the Company's consolidated balance sheets. The Dobson/Sygnet Senior Notes are redeemable at the option of the Company in whole or in part, on or after December 15, 2003, initially at 106.125%. Prior to December 15, 2001, the Company may redeem up to 35% of the principal amount of the Dobson/Sygnet Senior Notes at 112.25% with proceeds from equity offerings, provided that at least $130 million remains outstanding.

OTHER NOTES PAYABLE

    Other notes payable represents the amount financed with the United States Government for nine PCS licenses.

INTEREST RATE HEDGES

    In March 1999, the Company entered into an interest rate swap that effectively fixed the interest rate on $110.0 million of the principal outstanding on the Dobson/Sygnet credit facilities at approximately 5.48% plus a factor used on our leverage (approximately 8.78% at June 30, 1999). The term of the interest rate swap is 24 months. In June 1999, the Company entered into an interest rate cap agreement terminating on June 14, 2001. The cap agreement minimizes the Company's interest rate exposure by setting a maximum rate of 7.50% plus a factor used on our leverage (approximately 9.50% at June 30, 1999) for $160 million of its indebtedness.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 1999

                                  (UNAUDITED)

5. STOCKHOLDERS' DEFICIT:

    As of June 30, 1999, the Company's authorized and outstanding capital stock is as follows:

                                                                                              LIQUIDATION
                                       # OF SHARES  # OF SHARES   PAR VALUE                   PREFERENCE
CLASS                       TYPE       AUTHORIZED     ISSUED      PER SHARE     DIVIDENDS      PER SHARE    REDEMPTION DATE
---------------------  --------------  -----------  -----------  -----------  --------------  -----------  -----------------
Class A..............    Common Stock   1,438,000      573,152    $    .001    As declared            --          --
Class B..............    Common Stock      31,000           --    $    .001    As declared            --          --
Class C..............    Common Stock      31,000           --    $    .001    As declared            --          --
                                       -----------  -----------
                                        1,500,000      573,152
Senior Exchangeable..       Preferred     550,000      203,351    $    1.00       12.25%       $   1,000     Jan. 15, 2008
                                Stock                                           Cumulative
Additional...........       Preferred     184,000       67,146    $    1.00       12.25%       $   1,000     Jan. 15, 2008
                                Stock                                           Cumulative
Senior Exchangeable..       Preferred     500,000      170,000    $    1.00   13% Cumulative   $   1,000      May 1, 2009
                                Stock
Class A..............       Preferred     450,000      314,286    $    1.00         5%         $      70          --
                                Stock                                         Non-cumulative
Class D..............       Preferred      85,000       75,094    $    1.00   15% Cumulative   $1,131.92    after Dec. 23,
                                Stock                                                                            2010
Class E..............       Preferred     405,000           --    $    1.00   15% Cumulative   $1,131.92    after Dec. 23,
                                Stock                                                                            2010
Class F..............       Preferred     205,000           --    $    1.00   16% Cumulative   $   1,000     Dec. 31, 2010
                                Stock
Class G..............       Preferred      62,000           --    $    1.00   16% Cumulative   $  660.40   90 days after an
                                Stock                                                                       initial public
                                                                                                               offering
Class H..............       Preferred      62,000           --    $    1.00   16% Cumulative   $  660.45    after Dec. 23,
                                Stock                                                                            2010
Other................       Preferred     497,000           --    $    1.00         --                --          --
                                Stock
                                       -----------  -----------
                                        3,000,000      829,877
                                       -----------  -----------
                                       -----------  -----------

                          OTHER
                        FEATURES,
                         RIGHTS,
                       PREFERENCES
                           AND
CLASS                    POWERS
---------------------  -----------
Class A..............    Voting
Class B..............  Non-voting
Class C..............  Non-voting
Senior Exchangeable..  Non-voting
Additional...........  Non-voting
Senior Exchangeable..  Non-voting
Class A..............  Non-voting
Class D..............  Convertible
Class E..............  Non-voting
Class F..............  Non-voting
Class G..............  Non-voting,
                       convertible
Class H..............  Non-voting
Other................      --

    In May 1999, the Company issued 170,000 shares of 13% senior exchangeable preferred stock manditorily redeemable in 2009 for $1,000 per share. The net proceeds from the private offering of the preferred stock were used to redeem the outstanding shares of the Company's Class F and Class G Preferred Stock, to reduce bank debt at DCOC and for general corporate purposes, including acquisitions. Holders of the preferred stock are entitled to cumulative quarterly dividends from the date of issuance and a liquidation preference of $1,000 per share with rights over the other classes of capital stock and equal to the 12.25% Senior Exchangeable Preferred Stock. On or before May 1, 2004, the Company may pay dividends, at its option, in cash or in additional shares having an aggregate liquidation preference equal to the amount of such dividends. Additionally, the preferred stock is redeemable at the option of the Company on or after May 1, 2004. Holders of the preferred stock have no voting rights.

    In January and April 1999, the Company issued cumulative quarterly dividends in the form of 6,494 and 8,037 additional shares of Senior Exchangeable preferred stock, respectively (having a liquidation preference totaling $14.5 million) which represented non-cash financing activity, and thus are not included in the accompanying condensed consolidated statement of cash flows.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 1999

                                  (UNAUDITED)

6. RESTRICTED CASH AND INVESTMENTS

    Restricted cash and investments consist of interest pledge deposits for the Dobson/Sygnet Senior Notes. The Dobson/Sygnet Senior Notes interest pledge deposit of approximately $56.6 million includes the initial deposit of $67.7 million (as discussed in Note 4), net of interest earned and payments issued to bondholders. Amortization expense of $431,358 and $140,244 was recorded for the six months ended June 30, 1999 and 1998, respectively, for bond premiums recorded with the purchase of the restricted investments.

7. EARNINGS PER COMMON SHARE

    Basic loss per common share is computed by the weighted average number of shares of common stock outstanding during the year. Diluted net loss per common share has been omitted because the impact of stock options and convertible preferred stock on the Company's net loss per common share is anti-dilutive.

8. RECENT PRONOUNCEMENTS

    In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Derivatives and Hedging ("SFAS 133"). SFAS 133 establishes uniform hedge accounting criteria for all derivatives requiring companies to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Under SFAS 133, derivatives will be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value recognized as a component of comprehensive income or in current earnings. SFAS 133 will be effective for fiscal years beginning after June 15, 2000. Under SFAS 133, the Company would record an asset of $.4 million relating to its interest rate hedge valuation at June 30, 1999. The Company has not determined the timing or method of adoption of SFAS 133.

9. COMMITMENTS

    Effective December 6, 1995 (amended December 20, 1995, June 24, 1997 and September 30, 1998), the Company entered into an equipment supply agreement in which the Company agreed to purchase approximately $65.0 million of cell site and switching equipment between June 24, 1997 and November 23, 2001 to update the cellular systems for newly acquired and existing MSAs and RSAs. Of this commitment, approximately $31.8 million remained at June 30, 1999.

    The Company entered into an additional equipment supply agreement with a second vendor on January 13, 1998. The Company agreed to purchase approximately $81.0 million of cell site and switching equipment between January 13, 1998 and January 12, 2002 to update the cellular systems for newly acquired and existing MSAs and RSAs. Of this commitment, $44.3 million remained at June 30, 1999.

10. SUBSEQUENT EVENT

    On July 6, 1999, Dobson Tower Company, a subsidiary of the Company, entered into a definitive agreement to sell substantially all of the towers acquired by Dobson Tower Company in the Sygnet acquisition to American Tower Corporation for a purchase price of approximately $38.7 million. In connection with the sale, another subsidiary of the Company, Sygnet Communications Inc., has agreed to lease the towers back from American Tower Corporation for an initial term of ten years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company is a leading provider of rural cellular telephone services. Since it commenced providing cellular services in 1990 in Oklahoma and the Texas Panhandle, the Company has rapidly expanded its cellular operations with an acquisition strategy targeting underdeveloped rural and suburban areas which have a significant number of potential customers with substantial needs for cellular communications. At June 30, 1999, the Company's cellular systems covered a population of 5.8 million in Arizona, California, Kansas, Maryland, Missouri, New York, Ohio, Oklahoma, Pennsylvania, Texas and West Virgina.

ACQUISITIONS

    The Company continually evaluates opportunities to acquire additional cellular systems. The following table sets forth the cellular markets and systems acquired by the Company since 1995 (ownership in parentheses if not 100% owned by the Company):

                                                            PURCHASE PRICE
ACQUISITION                                                 ($ IN MILLIONS)         DATE
----------------------------------------------------------  ---------------  ------------------
Maryland 1................................................     $     9.1     June 1999
Sygnet....................................................         337.5     December 1998
Texas 10..................................................          55.0     December 1998
Ohio 2....................................................          39.3     September 1998
California 7..............................................          21.0     July 1998
Santa Cruz (87.3%)........................................          31.2     June 1998
California 4..............................................          90.9     April 1998
Texas 16..................................................          56.6     January 1998
Arizona 5 (75%)...........................................          39.8     October 1997
East Maryland.............................................          75.8     March 1997
West Maryland.............................................          77.6     February 1997
Kansas/Missouri...........................................          30.0     March 1996

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

    Roaming accounted for 45.2%, 49.3%, 43.3% and 46.3% of the Company's cellular revenue for the three months ended June 30, 1999 and 1998 and the six months ended June 30, 1999 and 1998, respectively. While the industry trend is to reduce roaming rates, the Company believes that its roaming rates are generally lower than rates offered by others in or near the Company's systems and that such lower roaming rates mitigate against this trend; however, there can be no assurance that such trend will not materially impact it in the future. The Company's roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes of use) was $.49, $.64, $.53 and $.65 per minute for the three months ended June 30, 1999 and 1998 and the six months ended June 30, 1999 and 1998, respectively.

    The Company's overall cellular penetration rates increased for the six-month period ended June 30, 1999 compared to the same period in 1998 due to the incremental penetration gains in existing markets.

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

    THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30,
     1998

    OPERATING REVENUE. For the three months ended June 30, 1999, total operating revenue increased $44.8 million, or 135.2%, to $77.9 million from $33.1 million for the comparable period in 1998. Total service, roaming and equipment sales and other revenue represented 51.3%, 45.2% and 3.5%, respectively, of total operating revenue during the three months ended June 30, 1999 and 48.8%, 49.3%, and 1.9%, respectively, of total operating revenue during the three months ended June 30, 1998.

    The following table sets forth the components of the Company's revenue for the periods indicated:

                                                                              THREE MONTHS
                                                                                 ENDED
                                                                                JUNE 30,
                                                                          --------------------
                                                                            1999       1998
                                                                          ---------  ---------

                                                                            ($ IN THOUSANDS)
Operating revenue:
  Service revenue.......................................................  $  39,955  $  16,151
  Roaming revenue.......................................................     35,208     16,332
  Equipment sales and other.............................................      2,738        642
                                                                          ---------  ---------
    Total...............................................................  $  77,901  $  33,125
                                                                          ---------  ---------

    Service revenue increased $23.8 million, or 147.4%, to $40.0 million in the three months ended June 30, 1999 from $16.2 million in the same period of 1998. Of the increase, $20.6 million was attributable to acquisitions. The remaining $3.2 million was primarily attributable to increased penetration and usage in the existing company markets. The Company's subscriber base increased 165.6% to 401,680 at June 30, 1999 from 151,249 at June 30, 1998. Approximately 195,503 subscribers were added since June 30, 1998 as a result of acquisitions. The Company's average monthly service revenue per subscriber decreased 15.0% to $34 for the three months ended June 30, 1999 from $40 for the comparable period in 1998 due to the addition of new lower rate subscribers in New York, Ohio and Pennsylvania and competitive market pressures.

    Roaming revenue increased $18.9 million, or 115.6%, to $35.2 million in the three months ended June 30, 1999 from $16.3 million for the comparable period of 1998. Of the increase, $11.3 million was attributable to acquisitions. The remaining $7.6 million was primarily attributable to increased roaming minutes in the existing company markets due to expanded coverage areas and increased usage in these markets.

    Equipment sales and other revenue of $2.7 million in the three months ended June 30, 1999 represented an increase of $2.1 million, or 326.8%, from $.6 million in the same period of 1998, as the Company sold more equipment during the three months ended June 30, 1999 as a result of growth in subscribers.

    COST OF SERVICE. For the three months ended June 30, 1999, the total cost of service increased $2.9 million, or 39.4% to $10.5 million from $7.6 million for the comparable period in 1998. This increase was entirely attributable to acquisitions. As a percentage of service and roaming revenue, cost of cellular service decreased to 14.0% for the three months ended June 30, 1999 from 23.2% for the same period in 1998. This decrease is primarily a result of a reduction in rates charged by third-party cellular providers for providing service to the Company subscribers.

    COST OF EQUIPMENT. For the three months ended June 30, 1999, cost of equipment increased $4.5 million, or 314.4% to $6.0 million during 1999 from $1.5 million in the same period of 1998, primarily from increases in the volume of equipment sold due to the growth in subscribers.

    MARKETING AND SELLING COSTS. Marketing and selling costs increased $6.3 million, or 120.0%, to $11.5 million for the three month period ended June 30, 1999 from $5.2 million in the comparable period of 1998. As a percentage of total operating revenue, marketing and selling costs decreased to 14.8% for the three months ended June 30, 1999 from 15.8% for the same period in 1998. The number of gross subscribers added in the second quarter of 1999 was 40,628. The number of gross subscribers added in the second quarter 1998 was 15,450.

    GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs increased $7.9 million, or 146.5%, to $13.3 million for the three month period ended June 30, 1999 from $5.4 million for the same period in 1998. As a percentage of total operating revenue, general and administrative costs increased slightly to 17.0% for the three month period ended June 30, 1999 from 16.2% in the comparable period of 1998. However, the Company's average monthly general and administrative costs per subscriber decreased 45% to $11 for the three months ended June 30, 1999 from $20 for the comparable period in 1998. The increase year over year is a result of increased infrastructure costs such as customer service, billing, collections and administrative costs as a result of the overall growth of the Company. The decrease in general and administrative costs per subscriber is a result of efficiencies gained from the integration of acquired companies.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the three months ended June 30, 1999, depreciation and amortization expense increased $31.3 million, or 318.5% to $41.1 million in the three months ended June 30, 1999 from $9.8 million in the same period of 1998. Depreciation and amortization of assets acquired in acquisitions accounted for substantially all of the increase in the second quarter 1999 compared to the same period in 1998.

    INTEREST EXPENSE. For the three months ended June 30, 1999, interest expense increased $18.6 million, or 216.5%, to $27.2 million in the three months ended June 30, 1999 from $8.6 million in the same period of 1998. The increase was primarily a result of increased borrowings in 1998 to finance the Company's acquisitions.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

    OPERATING REVENUE. For the six months ended June 30, 1999, total operating revenue increased $90.5 million, or 162.2%, to $146.3 million from $55.8 million for the comparable period in 1998. Total service, roaming and equipment sales and other revenue represented 52.6%, 43.3% and 4.1%, respectively, of total operating revenue during the six months ended June 30, 1999 and 51.3%, 46.3%, and 2.4%, respectively, of total operating revenue during the six months ended June 30, 1998.

    The following table sets forth the components of the Company's revenue for the periods indicated:

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                         ---------------------
                                                                            1999       1998
                                                                         ----------  ---------

                                                                           ($ IN THOUSANDS)
Operating revenue:
  Service revenue......................................................  $   77,017  $  28,633
  Roaming revenue......................................................      63,305     25,856
  Equipment sales and other............................................       6,018      1,319
                                                                         ----------  ---------
    Total..............................................................  $  146,340  $  55,808
                                                                         ----------  ---------
                                                                         ----------  ---------

    Service revenue increased $48.4 million, or 169.0%, to $77.0 million in the six months ended June 30, 1999 from $28.6 million in the same period of 1998. Of the increase, $42.9 million was attributable to acquisitions. The remaining $5.5 million was primarily attributable to increased penetration and usage in the existing company markets. The Company's subscriber base increased 165.6% to 401,680 at June 30, 1999 from 151,249 at June 30, 1998. Approximately 195,503 subscribers were added since June 30, 1998 as a result of acquisitions. The Company's average monthly service revenue per subscriber decreased 12.8% to $34 for the six months ended June 30, 1999 from $39 for the comparable period in 1998 due to the addition of new lower rate subscribers in the Northern Region and competitive market pressures.

    Roaming revenue increased $37.4 million, or 144.8%, to $63.3 million in the six months ended June 30, 1999 from $25.9 million for the comparable period of 1998. Of the increase, $25.2 million was attributable to acquisitions. The remaining $12.2 million was primarily attributable to increased roaming minutes in the existing company markets due to expanded coverage areas, deployment of digital technology in most of the Companies markets, and increased usage in these markets.

    Equipment sales and other revenue of $6.0 million in the six months ended June 30, 1999 represented an increase of $4.7 million, or 356.3%, from $1.3 million in the same period of 1998, as the Company sold more equipment during the six months ended June 30, 1999 as a result of growth in subscribers.

    COST OF SERVICE. For the six months ended June 30, 1999, the total cost of service increased $9.4 million, or 73.4% to $22.1 million from $12.7 million for the comparable period in 1998. Of the increase, $7.8 million was attributable to acquisitions. The remaining $1.6 million was primarily attributable to increased subscribers and minutes of use in the existing company markets. As a percentage of service and roaming revenue, cost of cellular service decreased to 15.7% for the six months ended June 30, 1999 from 23.4% for the same period in 1998. This decrease is primarily a result of a reduction in rates charged by third-party cellular providers for providing service to the Company subscribers.

    COST OF EQUIPMENT. For the six months ended June 30, 1999, cost of equipment increased $9.3 million, or 351.1% to $11.9 million during 1999 from $2.6 million in the same period of 1998, primarily from increases in the volume of equipment sold due to the growth in subscribers.

    MARKETING AND SELLING COSTS. Marketing and selling costs increased $12.4 million, or 134.0%, to $21.7 million for the six month period ended June 30, 1999 from $9.3 million in the comparable period of 1998. As a percentage of total operating revenue, marketing and selling costs decreased to 14.8% for the six months ended June 30, 1999 from 16.6% for the same period in 1998. The number of gross subscribers added in the six months ended June 30, 1999 was 75,693. The number of gross subscribers added in the six months ended June 30, 1998 was 26,646.

    GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs increased $16.6 million, or 173.0%, to $26.1 million for the six month period ended June 30, 1999 from $9.5 million for the same period in 1998. As a percentage of total operating revenue, general and administrative costs increased slightly to 17.8% for the six month period ended June 30, 1999 from 17.1% in the comparable period of 1998. However, the Company's average monthly general and administrative costs per subscriber decreased 45% to $11 for the six months ended June 30, 1999 from $20 for the comparable period in 1998. The increase year over year is a result of increased infrastructure costs such as customer service, billing, collections and administrative costs as a result of the overall growth of the Company. The decrease in general and administrative costs per subscriber is a result of efficiencies gained from the integration of acquired companies.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the six months ended June 30, 1999, depreciation and amortization expense increased $60.3 million, or 364.5% to $76.8 million in the six months ended June 30, 1999 from $16.5 million in the same period of 1998. Depreciation and amortization of assets acquired in acquisitions accounted for substantially all of the increase in the six months ended June 30, 1999 compared to the same period in 1998.

    INTEREST EXPENSE. For the six months ended June 30, 1999, interest expense increased $38.1 million, or 220.0%, to $55.5 million in the six months ended June 30, 1999 from $17.4 million in the same period of 1998. The increase was primarily a result of increased borrowings in December 1998 to finance the Company's acquisitions.

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

    The Company's contingency planning is being addressed in two parts. First, possible disruptions to operations after the rollover to the Year 2000 are being addressed as a part of the Company's overall disaster recovery plan, which will be completed by the end of 1999. Second, specific Year 2000 related contingencies that are not covered in the disaster recovery plan will be covered in a separate Year 2000 contingency plan, which will also be completed by the end of 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

    Dobson Communications is a holding company with no direct operations and no significant assets other than the stock of its subsidiaries. The Company depends on the cash flows of its subsidiaries to meet its obligations, including its obligations to pay interest and principal on its indebtedness, and dividends on its 12 1/4% Senior Exchangeable Preferred Stock and its 13% Senior Exchangeable Preferred Stock. The Company's subsidiaries are separate legal entities that have no obligation to pay any amounts owed by the Company or to make any funds available to the Company. The ability of the Company's subsidiaries to distribute funds to the Company are and will be restricted by the terms of existing and future indebtedness including the Company's credit facilities.

    The Company's cellular operations require substantial capital to acquire, construct and expand cellular telephone systems and to fund operating requirements. The Company has financed its operations through bank debt and the sale of debt and equity.

    At June 30, 1999, the Company had a working capital deficit of $(23.0) million (a ratio of current assets to current liabilities of .8:1) and an unrestricted cash balance of $2.9 million, which compares to working capital of $13.5 million (a ratio of current assets to current liabilities of 1.1:1) and an unrestricted cash balance of $22.3 million at December 31, 1998.

    The Company's net cash provided by operating activities totaled $2.6 million for the six month period ended June 30, 1999, while the net cash used by operating activities totaled $(2.3) million for the same period of 1998. The increase of $4.9 million was primarily due to depreciation and amortization, offset by the change in deferred credits, the change in current assets and liabilities and the Company's net loss for the period.

    Net cash used in investing activities, which totaled $(66.6) million and $(193.6) million for the six months ended June 30, 1999 and 1998, respectively, principally related to acquisitions and capital expenditures in all periods. Acquisitions and their related costs accounted for $27.3 million and $177.4 million and capital expenditures were $31.2 million and $13.9 million for the six month periods ended June 30, 1999 and 1998, respectively.

    Net cash provided by financing activities was $44.6 million the six month period ended June 30, 1999 compared to $202.4 million for the same period of 1998. Financing activity sources for the six months ended June 30, 1999 consisted primarily of the issuance of $170.0 million senior exchangeable preferred stock and proceeds from long-term debt of $31.0 million, offset by the redemption of $55.0 million Class F and G preferred stock and repayments of long-term debt totaling $111.0 million.

    In March 1999, the Company entered into an interest rate swap that effectively fixed the interest rate on $110.0 million of the principal outstanding on the Dobson/Sygnet credit facilities at approximately 5.48% plus a factor based on the Company's leverage (approximately 8.78% at June 30, 1999). The term of the interest rate swap is 24 months. In June 1999, the Company entered into an interest rate cap agreement terminating on June 14, 2001. The cap agreement minimizes the Company's interest rate exposure by setting a maximum rate of 7.50% plus a factor based on the Company's leverage (approximately 9.50% at June 30, 1999) for $160 million of its indebtedness.

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

    The Company's capital expenditures (excluding cost of acquisitions and discontinued operations) were $31.2 million for the six months ended June 30, 1999 and the Company expects its capital expenditures (excluding cost of acquisitions) to be approximately $45 million to $50 million for all of 1999. The

Company has not budgeted any amounts to be expended in 1999 with respect to the systems which may be acquired in other acquisitions or the Company's PCS system. The amount and timing of capital expenditures may vary depending on the rate at which the Company expands and develops its cellular systems and whether the Company consummates additional acquisitions.

    On December 23, 1998, a subsidiary of the Company acquired all of the outstanding capital stock of Sygnet for $337.5 million. The Sygnet acquisition was financed through borrowings under the Dobson/ Sygnet Credit Facilities, the net proceeds of an offering of 12 1/4% Senior Exchangeable Preferred Stock and Class D, F and G Preferred Stock, and the sale and leaseback of substantially all of Sygnet's towers to Dobson Tower Company, a subsidiary of the Company.

    The Company has agreed to purchase approximately $65.0 million of cell site and switching equipment between June 1997 and November 2001. Of this commitment, approximately $31.8 million remained at June 30, 1999. Under another equipment supply agreement, the Company agreed to purchase approximately $81.0 million of cell site and switching equipment by January 13, 2002. Of this commitment, $44.3 million remained at June 30, 1999.

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

    In May 1999, the Company's subsidiary, Dobson Cellular Operations Company ("DCOC"), reduced both its outstanding borrowing and commitment level from the originally established $200.0 million to $100.0 million senior secured credit facility (the "DCOC Credit Facility"), which was increased to $160.0 million on July 2, 1999. DCOC's obligations under the DCOC Credit Facility are secured by all existing and future assets of DCOC, and are guaranteed by DCOC's subsidiaries. In addition, the Company's subsidiary, Dobson Operating Company ("DOC"), has remained at the originally established commitment level of $250.0 million senior secured credit facility (the "DOC Credit Facility"). The DOC Credit Facility is secured by all of DOC's stock and the stock or partnership interests of its subsidiaries and all assets of DOC and its restricted subsidiaries.

    The DCOC Credit Facility and the DOC Credit Facility require the Company to maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding the Company's ability to meet its debt service obligations. To date, the Company has met the required financial ratios. The DOC Credit Facility and DCOC Credit Facility each amortize quarterly beginning June 30, 2000 and terminate on June 30, 2006. At June 30, 1999, the Company had an unused commitment level of $92.0 million under the DOC Credit Facility, subject to covenant limitations. The Company borrowed $9.1 million under the DOC Credit Facility to close the Maryland 1 Acquisition during the second quarter and expects to borrow an additional $6.0 million under the Dobson/Sygnet Credit Facilities to close the Pennsylvania 2 Acquisition.

    Dobson/Sygnet is a party to a credit agreement with NationsBank for an aggregate $430.0 million, consisting of a $50.0 million revolving credit facility and $380.0 million of term loan facilities. The obligations under the Dobson/Sygnet credit facilities are secured by a pledge of the capital stock of Dobson/Sygnet's operating subsidiary as well as a lien on substantially all of the assets of Dobson/Sygnet and its operating subsidiary. The Dobson/Sygnet credit facilities require Dobson/Sygnet and the Company to maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding Dobson/Sygnet's ability to meet its debt service obligations. The Dobson/Sygnet credit facilities amortize quarterly beginning December 31, 2000, and terminate December 31, 2008. At

June 30, 1999, the Company had an unused commitment level of $28.0 million under the Dobson/Sygnet credit facilities, subject to covenant limitations.

    The Dobson/Sygnet Notes bear interest at an annual rate of 12.25% and mature in 2008. Of the net proceeds $67.7 million, (as discussed in Note 4) were used to purchase securities pledged to secure the first six semi-annual interest payments, which began June 15, 1999.

    As part of the financing for the Sygnet acquisition, Sygnet sold to Dobson Tower, a wholly owned subsidiary of the Company, substantially all of the towers it owned for $25.0 million. Dobson Tower Company then leased these towers back to Sygnet under an operating lease, with net annual lease payments of approximately $1.4 million. Dobson Tower Company obtained the funds for such purchase from borrowings under a new credit facility of $17.5 million and the sale of $7.7 million of preferred stock of Dobson Tower Company to an affiliate of the Company. On July 6, 1999, Dobson Tower Company entered into a definitive agreement to sell substantially all of Dobson Tower Company's towers to American Tower Corporation for a purchase price of approximately $38.7 million. In connection with the sale, another subsidiary of the Company, Sygnet Communications Inc., has agreed to lease the towers back from American Tower Corporation for an initial term of ten years. No gain or loss will be recorded from the transaction.

    The Company, through Dobson/Sygnet's predecessor, is party to an agreement to purchase the FCC license for, and certain assets related to, Pennsylvania 2 RSA for $6.0 million. Because the seller's title to the license remains subject to administrative and judicial review, the closing of such acquisition has been delayed. Pending such closing, Dobson/Sygnet is managing the operation of the cellular system in the market under the supervision and control of the seller. The Company concluded its purchase of the FCC license for, and certain assets related to, Maryland 1 RSA and an unserved portion of Cumberland, Maryland MSA for $9.1 million in cash. The Company has no agreements with respect to any acquisitions other than the Pennsylvania 2 Acquisition and the Maryland 1 Acquisition.

    Although the Company cannot provide any assurance, the Company believes that, assuming successful implementation of the Company's strategy, including the further development of its cellular systems and significant and sustained growth in its cash flow, borrowings under the Dobson/Sygnet credit facilities, the DOC Credit Facility, sale and leaseback of Sygnet's towers, the DCOC Credit Facility and cash flow from operations, will be sufficient to consummate the acquisition of Pennsylvania 2 and are expected to be sufficient to satisfy the Company's currently expected capital expenditure, working capital and debt service obligations. However, the Company will need to refinance the Dobson/Sygnet credit facilities, the DOC Credit Facility, the DCOC Credit Facility, the DCC Senior Notes and the Dobson/Sygnet Notes at their maturities and refinance its mandatory redemption obligations with respect to its preferred stock, including the 12 1/4% Senior Exchangeable Preferred Stock and the 13% Senior Exchangeable Preferred Stock. The Company's ability to do so will depend on, among other things, its financial condition at the time, the restrictions in the instruments governing its indebtedness and other factors, including market conditions beyond the control of the Company. The actual amount and timing of the Company's future capital requirements may differ materially from the Company's estimates as a result of, among other things, the demand for the Company's services and regulatory, technological and competitive developments. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. The Company cannot assure you that any such financing will be available on acceptable terms or at all.

EFFECT OF NEW ACCOUNTING STANDARDS

    In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Derivatives and Hedging ("SFAS 133"). SFAS 133 establishes uniform hedge accounting criteria for all derivatives requiring companies to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Under SFAS 133, derivatives will be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value recognized in current earnings. SFAS 133 will be effective for fiscal years beginning after June 15, 1999. Under SFAS 133, the Company would record an asset of $.4 million relating to its interest rate hedge valuation at June 30, 1999. The Company has not determined the timing or method of adoption of SFAS 133.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. The counterparty is a major financial institution. During the second quarter 1999, the Company had an interest rate hedge on $110.0 million of its outstanding indebtedness under the Dobson/ Sygnet Credit Facilities and an interest rate cap agreement on $160.0 million of other Company indebtedness. Increases in interest expense related to the interest rate hedge for the three months and six months ended June 30, 1999 and 1998 were reflected in income and were immaterial.

    The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Based on our market risk sensitive instruments outstanding at June 30, 1999, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

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

    Not applicable

ITEM 5. OTHER INFORMATION

    Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    The following exhibits are filed as a part of this report:

  EXHIBIT
  NUMBER     DESCRIPTION
-----------  ------------------------------------------------------------------------------------
27.1......   Financial Data Schedule--Six Months Ended June 30, 1999

    (b) Reports on Form 8-K

    The Company filed a Current Report on Form 8-K during the quarter ended June 30, 1999, which reported the intentions to effect a private offering of $170.0 million of a series of its senior exchangeable preferred stock under "Item 5. Other Events." The date of the report was April 28, 1999.

    The Company filed a Current Report on Form 8-K during the quarter ended June 30, 1999, which reported the successful completion of a private offering of $170.0 million of its 13% senior exchangeable preferred stock due 2009 under "Item 5. Other Events." The date of the report was May 6, 1999.

    The Company filed a Current Report on Form 8-K during the quarter ended June 30, 1999, which reported the amendment, waiver and consent to the DOC and DCOC credit agreements under "Item 5. Other Events." The date of the report was May 27, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 1999                               Dobson Communications Corporation
                                                               (registrant)

                                                          /s/ EVERETT R. DOBSON
                                              ---------------------------------------------
                                                            Everett R. Dobson
                                                CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                                                            EXECUTIVE OFFICER

Date: August 12, 1999

                                                         /s/ BRUCE R. KNOOIHUIZEN
                                              ---------------------------------------------
                                                           Bruce R. Knooihuizen
                                                VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                                      (PRINCIPAL FINANCIAL OFFICER)