Form 10-Q
period 1999-09-30
DOBSON COMMUNICATIONS CORP
filed 1999-11-16
CIK 1035985

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

               For the quarterly period ended September 30, 1999

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At November 12, 1999, there were 491,954 shares of the registrant's $.001 par value Class A Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                         PART I. FINANCIAL INFORMATION

                                                                         PAGE
                                                                       --------
Item 1.  Condensed Consolidated Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets as of September 30,
           1999 and December 31, 1998................................      2

         Condensed Consolidated Statements of Operations for the
           Three and Nine Months Ended September 30, 1999 and 1998...      4

         Condensed Consolidated Statements of Cash Flows for the Nine
           Months Ended
           September 30, 1999 and 1998...............................      5

         Notes to Condensed Consolidated Financial Statements........      6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     16

Item 3.  Quantitative and Qualitative Disclosure about Market Risk...     26

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     27

Item 2.  Changes in Securities and Use of Proceeds...................     27

Item 3.  Defaults Upon Senior Securities.............................     27

Item 4.  Submission of Matters to a Vote of Security Holders.........     27

Item 5.  Other Information...........................................     27

Item 6.  Exhibits and Reports on Form 8-K............................     27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                     ASSETS

                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                   1999             1998
                                                              --------------   --------------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $      339,308   $   22,323,734
  Restricted cash and investments...........................      23,136,174       30,074,946
  Accounts receivable, net..................................      54,340,677       43,299,568
  Other current assets......................................      10,092,804        8,589,050
                                                              --------------   --------------
    Total current assets....................................      87,908,963      104,287,298
                                                              --------------   --------------
PROPERTY, PLANT AND EQUIPMENT, net..........................     187,291,097      173,054,329
                                                              --------------   --------------
OTHER ASSETS:
  Receivables--affiliates...................................       8,199,980        7,275,262
  Restricted investments....................................      34,635,000       45,505,020
  Cellular license acquisition costs, net...................   1,227,578,926    1,250,790,448
  Deferred costs, net.......................................      69,017,136       66,640,301
  Other intangibles, net....................................      48,138,723       52,795,841
  Other.....................................................       3,810,895        3,078,134
                                                              --------------   --------------
    Total other assets......................................   1,391,380,660    1,426,085,006
                                                              --------------   --------------
      Total assets..........................................  $1,666,580,720   $1,703,426,633
                                                              ==============   ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                   1999             1998
                                                              --------------   --------------
CURRENT LIABILITIES:
  Accounts payable..........................................  $   30,938,111   $   47,536,672
  Accrued expenses..........................................      22,442,570       14,222,306
  Notes payable.............................................      17,500,000       17,500,000
  Deferred revenue and customer deposits....................       7,268,293        5,738,381
  Current portion of long-term debt.........................       2,113,960          198,871
  Accrued dividends payable.................................      21,622,406        5,603,856
                                                              --------------   --------------
    Total current liabilities...............................     101,885,340       90,800,086
NET LIABILITIES OF DISCONTINUED OPERATIONS..................      48,844,403        7,033,166
ACCOUNTS PAYABLE--AFFILIATE.................................              --        5,011,438
LONG-TERM DEBT, net of current portion......................   1,039,843,580    1,103,857,333
DEFERRED CREDITS............................................     219,349,800      245,630,000
MINORITY INTERESTS..........................................      27,109,750       26,557,203
SENIOR EXCHANGEABLE PREFERRED STOCK, net....................     440,797,350      241,320,000
Class D Convertible Preferred Stock.........................      85,000,000       85,000,000
Class F Preferred Stock.....................................              --       30,000,000
Class G Preferred Stock.....................................              --       25,000,000
STOCKHOLDERS' DEFICIT:
  Class A Preferred Stock...................................         314,286          314,286
  Class A Common Stock, $.001 par value 1,438,000 shares
    authorized and 573,152 shares issued....................             573              573
  Paid-in capital...........................................      18,298,072       18,298,072
  Retained deficit..........................................    (258,736,773)    (119,269,863)
                                                              --------------   --------------
                                                                (240,123,842)    (100,656,932)
  Less--
  Class A Common Stock held in treasury (81,198 shares), at
    cost....................................................     (56,125,661)     (56,125,661)
                                                              --------------   --------------
    Total stockholders' deficit.............................    (296,249,503)    (156,782,593)
                                                              --------------   --------------
      Total liabilities and stockholders' deficit...........  $1,666,580,720   $1,703,426,633
                                                              ==============   ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                  THREE MONTHS                    NINE MONTHS
                                                               ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                           ---------------------------   -----------------------------
                                                               1999           1998           1999            1998
                                                           ------------   ------------   -------------   -------------
OPERATING REVENUES:
  Service revenue........................................  $ 40,875,369   $ 19,216,480   $ 117,891,735   $  47,769,305
  Roaming revenue........................................    43,990,647     19,979,904     107,295,804      45,916,023
  Equipment revenue and other............................     3,934,234      1,341,706       9,952,331       2,660,727
                                                           ------------   ------------   -------------   -------------
    Total operating revenues.............................    88,800,250     40,538,090     235,139,870      96,346,055
                                                           ------------   ------------   -------------   -------------
OPERATING EXPENSES:
  Cost of service........................................    13,685,107      9,886,446      35,762,477      22,603,067
  Cost of equipment......................................     6,702,972      2,523,246      18,561,827       5,166,528
  Marketing and selling..................................    13,247,426      5,576,180      34,957,280      14,855,588
  General and administrative.............................    14,727,809      6,669,649      40,795,364      16,219,389
  Depreciation and amortization..........................    30,119,492     13,170,131     100,019,510      29,713,544
                                                           ------------   ------------   -------------   -------------
    Total operating expenses.............................    78,482,806     37,825,652     230,096,458      88,558,116
                                                           ------------   ------------   -------------   -------------
OPERATING INCOME:........................................    10,317,444      2,712,438       5,043,412       7,787,939
OTHER INCOME (EXPENSE):
  Interest expense.......................................   (26,836,414)    (9,831,825)    (82,364,725)    (25,039,213)
  Other income, net......................................     1,507,652        510,887       3,411,347       3,303,914
                                                           ------------   ------------   -------------   -------------
LOSS BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES,
  INCOME TAXES, DISCONTINUED OPERATIONS AND EXTRAORDINARY
  ITEMS..................................................   (15,011,318)    (6,608,500)    (73,909,966)    (13,947,360)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES.............      (644,695)      (582,074)     (2,124,884)     (1,963,308)
                                                           ------------   ------------   -------------   -------------
LOSS BEFORE INCOME TAXES, DISCONTINUED OPERATIONS AND
  EXTRAORDINARY ITEMS....................................   (15,656,013)    (7,190,574)    (76,034,850)    (15,910,668)
INCOME TAX BENEFIT.......................................     5,952,054      2,730,773      28,891,955       4,864,070
                                                           ------------   ------------   -------------   -------------
LOSS FROM CONTINUING OPERATIONS..........................    (9,703,959)    (4,459,801)    (47,142,895)    (11,046,598)
LOSS FROM DISCONTINUED OPERATIONS, net of income tax
  benefit of $9,826,211 and $6,815,441 for the three
  months ended September 30, 1999 and 1998, respectively,
  and $25,626,241 and $7,267,566 for the nine months
  ended September 30, 1999 and 1998, respectively........   (16,032,240)   (11,130,733)    (41,811,237)    (17,184,832)
                                                           ------------   ------------   -------------   -------------
LOSS BEFORE EXTRAORDINARY ITEMS..........................   (25,736,199)   (15,590,534)    (88,954,132)    (28,231,430)
EXTRAORDINARY EXPENSE, net of income tax benefit of
  $671,000 in 1998.......................................            --             --              --      (2,643,439)
                                                           ------------   ------------   -------------   -------------
NET LOSS.................................................   (25,736,199)   (15,590,534)    (88,954,132)    (30,874,869)
DIVIDENDS ON PREFERRED STOCK.............................   (18,640,823)    (6,229,702)    (50,512,778)    (16,748,786)
                                                           ------------   ------------   -------------   -------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS...............  $(44,377,022)  $(21,820,236)  $(139,466,910)  $ (47,623,655)
                                                           ============   ============   =============   =============
BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER
  COMMON SHARE
  Before discontinued operations and extraordinary
    expense..............................................  $     (57.62)  $     (22.59)  $     (198.51)  $      (58.74)
  Discontinued operations................................        (32.59)        (23.53)         (84.99)         (36.32)
  Extraordinary expense..................................            --             --              --           (5.59)
                                                           ------------   ------------   -------------   -------------
BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER
  COMMON SHARE...........................................  $     (90.21)  $     (46.12)  $     (283.50)  $     (100.65)
                                                           ============   ============   =============   =============
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.........       491,954        473,152         491,954         473,152
                                                           ============   ============   =============   =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                   1999             1998
                                                              --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations.......................  $ (47,142,895)   $ (15,833,787)
  Adjustments to reconcile net loss to net cash provided by
    operating activities--
    Depreciation and amortization...........................    100,019,510       29,713,544
    Amortization of bond premium and financing cost.........      4,871,321        1,398,277
    Deferred income taxes and investment tax credits, net...    (26,280,200)      (6,581,015)
    Extraordinary loss on financing cost....................             --        3,314,439
    Minority interests in income of subsidiaries............      2,124,884        2,068,627
    Other...................................................         99,850           20,395
  Changes in current assets and liabilities--
    Accounts receivable.....................................    (11,041,109)     (10,306,742)
    Other current assets....................................     (1,381,856)         (69,986)
    Accounts payable........................................    (16,598,561)       4,884,350
    Accrued expenses........................................      8,220,264        1,500,999
    Deferred revenue and customer deposits..................      1,529,912        1,279,125
                                                              -------------    -------------
      Net cash provided by operating activities.............     14,421,120       11,388,226
                                                              -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (40,173,598)     (23,792,922)
  Acquisitions..............................................    (46,437,966)    (200,790,589)
  Decrease in payable--affiliate............................     (5,011,438)              --
  Increase in receivables--affiliate........................       (924,718)     (10,056,711)
  Acquisition escrow deposit................................             --      (57,150,000)
  Investments in unconsolidated subsidiaries and other......     (3,752,204)      (1,425,418)
  Other.....................................................         25,259            6,700
                                                              -------------    -------------
      Net cash used in investing activities.................    (96,274,665)    (293,208,940)
                                                              -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................     79,000,000      284,000,000
  Repayments of long-term debt..............................   (141,098,664)    (171,424,854)
  Cash dividends............................................     (3,471,621)              --
  Issuance of preferred stock...............................    170,000,000      175,000,000
  Redemption of preferred stock.............................    (55,000,000)              --
  Purchase of restricted investments........................             --          810,012
  Maturities of restricted investments......................     19,134,000        9,400,000
  Interests on restricted investments.......................             --       (1,130,925)
  Deferred financing costs..................................     (8,694,596)     (12,544,874)
                                                              -------------    -------------
      Net cash provided by financing activities.............     59,869,119      284,109,359
                                                              -------------    -------------
  NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS......    (21,984,426)       2,288,645
  CASH AND CASH EQUIVALENTS, beginning of period............     22,323,734        2,752,399
                                                              -------------    -------------
  CASH AND CASH EQUIVALENTS, end of period..................        339,308    $   5,041,044
                                                              =============    =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

                                  (UNAUDITED)

    The condensed consolidated balance sheets of Dobson Communications Corporation ("DCC") and subsidiaries (collectively with DCC, the "Company") as of September 30, 1999 and December 31, 1998, the condensed consolidated statements of operations for the three and nine months ended September 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

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

2. ACQUISITIONS

RECENT ACQUISITIONS

    On September 15, 1999, the Company purchased Arizona 1 RSA for
$24.0 million. Arizona 1 is located in the Northwest corner of the state and covers an estimated population base of approximately 135,000 as of September 30, 1999.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                                  (UNAUDITED)

2. ACQUISITIONS (CONTINUED)
    On June 24, 1999, the Company's wholly-owned subsidiary, Dobson Cellular of Maryland, purchased the Maryland 1 RSA for $9.1 million. Maryland 1 is located in the westernmost county of the state and a small section of West Virginia and covers an estimated population base of approximately 56,400.

    On March 16, 1999, the Company purchased certain assets and customers relating to the Ohio 2 RSA for $3.9 million. This completes the acquisition of the Ohio 2 market, which began on September 2, 1998, when the Company acquired the FCC license of Ohio 2 RSA for $39.3 million. Ohio 2 is located in north central Ohio and covers an estimated population of 262,300 people.

    On December 23, 1998, the Company's subsidiary, Dobson/Sygnet, acquired the outstanding capital stock of Sygnet Wireless, Inc. for $337.5 million. The acquired markets include cellular systems in Ohio, Pennsylvania and New York covering an estimated population base of 2.4 million.

    On December 2, 1998, the Company completed the acquisition of the FCC license for Texas 10 RSA. The purchase price of $55.0 million is being held in escrow pending resolution of claims made against the titles to the FCC licenses of the sellers. Texas 10 is located in central Texas and covers an estimated population of 317,900. Beginning in July 1999, the Company had purchased the subscribers and began operations in the Texas 10 market.

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

    The acquisition transactions were accounted for as purchases and, accordingly, their results of operations have been included in the accompanying condensed consolidated statements of operations from the respective dates of acquisition. The unaudited pro forma information set forth below includes all acquisitions which occured during 1998 and 1999, as if the purchases occurred at the beginning of each period presented. The unaudited pro forma information is presented for informational purposes only and

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                                  (UNAUDITED)

2. ACQUISITIONS (CONTINUED)
is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time:

                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                            SEPTEMBER 30,             SEPTEMBER 30,
                                       -----------------------   -----------------------
                                          1999         1998         1999         1998
                                       ----------   ----------   ----------   ----------
                                       ($ IN THOUSANDS, EXCEPT   ($ IN THOUSANDS, EXCEPT
                                           PER SHARE DATA)           PER SHARE DATA)
Operating revenue....................   $ 89,848     $ 74,613     $245,421     $200,738
Loss before discontinued operations
  and extraordinary
  items..............................    (10,122)     (18,043)     (46,742)     (71,094)
Net loss.............................    (26,154)     (40,516)     (93,356)    (117,272)
Net loss applicable to common
  stockholders.......................    (44,795)     (46,746)    (143,869)    (140,792)
Basic net loss applicable to common
  stockholders per common share......   $ (91.06)    $ (95.02)    $(292.44)    $(286.19)

3. DISCONTINUED OPERATIONS

    The Company's wholly-owned subsidiary, Logix, provides switch-based integrated communications services to small and medium sized business customers throughout Oklahoma and Texas. Logix also operates long-haul fiber optic facilities in Oklahoma, Texas and Colorado.

    The Company intends to distribute the stock of Logix to certain of the Company's shareholders.

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

                               SEPTEMBER 30, 1999

                                  (UNAUDITED)

3. DISCONTINUED OPERATIONS (CONTINUED)
    The assets and liabilities of such operations have been classified as "Net liabilities of discontinued operations" on the consolidated balance sheets and consist of the following:

                                              SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                              ------------------   -----------------
                                                         ($ IN THOUSANDS)

Cash and cash equivalents...................       $  2,539            $ 31,675
Restricted investments--current.............         40,186              37,572
Other current assets........................         25,826              36,747
Property, plant and equipment, net..........        115,469              89,508
Restricted investments--non-current.........         41,382              61,988
Goodwill....................................        125,386             126,244
Other assets................................         60,399              21,769
                                                   --------            --------
  Total assets..............................        411,187             405,503
Current liabilities.........................         39,759              36,299
Long-term debt, net of current portion......        420,162             376,149
Other liabilities...........................            110                  88
                                                   --------            --------
  Total liabilities.........................        460,031             412,536
                                                   --------            --------
Net liabilities of discontinued
  operations................................       $(48,844)           $ (7,033)
                                                   ========            ========

    The net loss from operations of the wireline segment was classified on the condensed consolidated statement of operations as "Loss from discontinued operations." Summarized results of discontinued operations are as follows:

                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                          SEPTEMBER 30,         SEPTEMBER 30,
                                       -------------------   -------------------
                                         1999       1998       1999       1998
                                       --------   --------   --------   --------
                                        ($ IN THOUSANDS)      ($ IN THOUSANDS)
Net revenues.........................  $ 28,619   $ 25,541   $ 85,359   $ 40,176
Loss before income taxes.............   (25,858)   (17,946)   (67,437)   (23,753)
Income tax benefit...................     9,826      6,815     25,626      7,268
Cumulative effect of change in
  accounting principle...............        --         --         --       (699)
Loss from discontinued operations....  $(16,032)  $(11,131)  $(41,811)  $(17,184)

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                                  (UNAUDITED)

4. LONG-TERM DEBT

    The Company's long-term debt consists of the following:

                                              SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                              ------------------   -----------------
Revolving credit facilities.................    $  678,000,000      $  740,000,000
Dobson/Sygnet Senior Notes..................       200,000,000         200,000,000
DCC Senior Notes............................       160,000,000         160,000,000
Other notes payable.........................         3,957,539           4,056,204
                                                --------------      --------------
  Total debt................................     1,041,957,539       1,104,056,204
Less--Current maturities....................        (2,113,960)           (198,871)
                                                --------------      --------------
  Total long term debt......................    $1,039,843,580      $1,103,857,333
                                                ==============      ==============

REVOLVING CREDIT FACILITIES

    The Company's revolving credit facilities consist of the following:

                                                   AMOUNT
                                               OUTSTANDING AT       INTEREST RATE
                                  MAXIMUM      SEPTEMBER 30,    WEIGHTED AVERAGE RATE
CREDIT FACILITY                 AVAILABILITY        1999        AT SEPTEMBER 30, 1999
---------------                 ------------   --------------   ---------------------
Dobson/Sygnet Credit
  Facilities..................  $430,000,000    $406,000,000              8.7%(1)
DCOC Credit Facility..........   160,000,000     133,000,000              6.5%
DOC Credit Facility...........   250,000,000     139,000,000              7.0%

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

                               SEPTEMBER 30, 1999

                                  (UNAUDITED)

4. LONG-TERM DEBT (CONTINUED)
    Commencing with the quarter ending December 31, 2000, the borrowing under the Revolving Credit Facility and Term Loan A will reduce quarterly under the following annual amortization schedule:

YEAR                                                         ANNUAL AMORTIZATION
----                                                         -------------------
2000.......................................................           5.0%
2001.......................................................           7.5%
2002.......................................................           7.5%
2003.......................................................          12.5%
2004.......................................................          15.0%
2005.......................................................          25.0%
2006.......................................................          27.5%

    Commencing with the quarter ending December 31, 2000, the borrowing under the Term Loan B will reduce quarterly under the following annual amortization schedule:

YEAR                                                         ANNUAL AMORTIZATION
----                                                         -------------------
2000.......................................................           2.5%
2001.......................................................           2.5%
2002.......................................................           2.5%
2003.......................................................           7.5%
2004.......................................................          15.0%
2005.......................................................          25.0%
2006.......................................................          27.5%
2007.......................................................          17.5%

    Term Loan C will amortize annually under the following schedule:

YEAR                                                         ANNUAL AMORTIZATION
----                                                         -------------------
1999--2006.................................................           1.0%
2007.......................................................          92.0%

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

                               SEPTEMBER 30, 1999

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

    In connection with the closing of the DOC Credit Facility, the Company extinguished a previous credit facility and recognized a pretax loss of approximately $3.3 million as a result of writing off previously capitalized financing costs associated with the revolving credit facility. Such amount is included in the Company's consolidated statement of operations, net of tax, for the nine months ended September 30, 1998 as an extraordinary expense.

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

    On February 28, 1997, the Company issued $160 million of 11.75% Senior Notes maturing in 2007 ("DCC Senior Notes"). The net proceeds were used to finance the Maryland/Pennsylvania Acquisition which was completed during the first quarter of 1997. The DCC Senior Notes are redeemable at the option of the Company in whole or in part, on or after April 15, 2002, initially at 105.875%. Prior to April 15, 2000, the Company may redeem up to 35% of the principal amount of the DCC Senior Notes at 111.750% with proceeds from equity offerings, provided that after any such redemption at least $104 million remains outstanding.

OTHER NOTES PAYABLE

    Other notes payable represents the amount financed with the United States Government for nine PCS licenses. Subsequent to September 30, 1999, we entered into a definitive agreement to sell our nine PCS licenses for $1.1 million plus the assumption of these notes payable.

INTEREST RATE HEDGES

    In March 1999, the Company entered into an interest rate swap that effectively fixed the interest rate on $110.0 million of the principal outstanding on the Dobson/Sygnet credit facilities at approximately 5.48% plus a factor used on our leverage (approximately 8.76% at September 30, 1999). The term of the interest rate swap is 24 months. In June 1999, the Company entered into an interest rate cap agreement

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                                  (UNAUDITED)

4. LONG-TERM DEBT (CONTINUED)
terminating on June 14, 2001. The cap agreement minimizes the Company's interest rate exposure by setting a maximum rate of 7.50% plus a factor used on our leverage (approximately 8.88% at September 30, 1999) for $160 million of its indebtedness.

5. STOCKHOLDERS' DEFICIT:

    As of September 30, 1999, the Company's authorized and outstanding capital stock is as follows:

                                                                        PAR VALUE                    LIQUIDATION
                                            # OF SHARES   # OF SHARES      PER                       PREFERENCE
  CLASS                        TYPE         AUTHORIZED      ISSUED        SHARE       DIVIDENDS       PER SHARE
  -----                   ---------------   -----------   -----------   ---------   --------------   -----------
  Class A..............      Common Stock    1,438,000      573,152       $.001      As declared             --
  Class B..............      Common Stock       31,000           --       $.001      As declared             --
  Class C..............      Common Stock       31,000           --       $.001      As declared             --
                                             ---------      -------
                                             1,500,000      573,152
  Senior Exchangeable..   Preferred Stock      550,000      209,647       $1.00         12.25%        $   1,000
                                                                                      Cumulative
  Additional...........   Preferred Stock      184,000       69,225       $1.00         12.25%        $   1,000
                                                                                      Cumulative
  Senior Exchangeable..   Preferred Stock      500,000      175,402       $1.00     13% Cumulative    $   1,000
  Class A..............   Preferred Stock      450,000      314,286       $1.00           5%          $      70
                                                                                    Non-cumulative
  Class D..............   Preferred Stock       85,000       75,094       $1.00     15% Cumulative    $1,131.92
  Class E..............   Preferred Stock      405,000           --       $1.00     15% Cumulative    $1,131.92
  Other................   Preferred Stock      497,000           --       $1.00           --                 --
                                             ---------      -------
                                             2,671,000      843,654
                                             =========      =======

                                                  OTHER
                                                FEATURES,
                                                 RIGHTS,
                                               PREFERENCES
                                                   AND
  CLASS                    REDEMPTION DATE       POWERS
  -----                  -------------------   -----------
  Class A..............          --              Voting
  Class B..............          --            Non-voting
  Class C..............          --            Non-voting
  Senior Exchangeable..     Jan. 15, 2008      Non-voting
  Additional...........     Jan. 15, 2008      Non-voting
  Senior Exchangeable..      May 1, 2009       Non-voting
  Class A..............          --            Non-voting
  Class D..............  after Dec. 23, 2010   Convertible
  Class E..............  after Dec. 23, 2010   Non-voting
  Other................          --                --

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

    During 1999 and 1998, the Company issued cumulative quarterly dividends in the form of 39,226 and 5,402 additional shares of 12.25% and 13.00% Senior Exchangeable preferred stock, respectively (resulting in a total liquidation preference of $286.3 million and $179.1 million, respectively, as of September 30, 1999) which represented non-cash financing activity, and thus are not included in the accompanying condensed consolidated statements of cash flows.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                                  (UNAUDITED)

6. RESTRICTED CASH AND INVESTMENTS

    Restricted cash and investments consist of interest pledge deposits for the Dobson/Sygnet Senior Notes. The Dobson/Sygnet Senior Notes interest pledge deposit of approximately $57.8 million includes the initial deposit of $67.7 million (as discussed in Note 4), net of interest earned and payments issued to bondholders. Amortization expense of $604,407 and $237,729 was recorded for the nine months ended September 30, 1999 and 1998, respectively, for bond premiums recorded with the purchase of the restricted investments.

7. EARNINGS PER COMMON SHARE

    Basic loss per common share is computed by the weighted average number of shares of common stock outstanding during the year. Diluted net loss per common share has been omitted because the impact of stock options and convertible preferred stock on the Company's net loss per common share is anti-dilutive.

8. RECENT PRONOUNCEMENTS

    In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Derivatives and Hedging ("SFAS 133"). SFAS 133 establishes uniform hedge accounting criteria for all derivatives requiring companies to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Under SFAS 133, derivatives will be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value recognized as a component of comprehensive income or in current earnings. SFAS 133 will be effective for fiscal years beginning after June 15, 2000. Under SFAS 133, the Company would record an asset of $.3 million relating to its interest rate hedge valuation at September 30, 1999. The Company has not determined the timing or method of adoption of SFAS 133.

9. COMMITMENTS

    Effective December 6, 1995 (amended December 20, 1995, June 24, 1997 and September 30, 1998), the Company entered into an equipment supply agreement in which the Company agreed to purchase approximately $65.0 million of cell site and switching equipment between June 24, 1997 and November 23, 2001 to update the cellular systems for newly acquired and existing MSAs and RSAs. Of this commitment, approximately $27.8 million remained at September 30, 1999.

    The Company entered into an additional equipment supply agreement with a second vendor on January 13, 1998. The Company agreed to purchase approximately $81.0 million of cell site and switching equipment between January 13, 1998 and January 12, 2002 to update the cellular systems for newly acquired and existing MSAs and RSAs. Of this commitment, $33.2 million remained at September 30, 1999.

10. SUBSEQUENT EVENT

    In October 1999, the Company entered into a memorandum of understanding with AT&T Wireless, Inc. to establish an equally-owned joint venture that will acquire, own and operate American Cellular Corporation. Management estimates that the aggregate acquisition price for American Cellular Corporation will be $2.32 billion.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                                  (UNAUDITED)

10. SUBSEQUENT EVENT (CONTINUED)
    The acquisition will be funded with non-recourse bank debt by the joint venture and cash equity contributions of up to approximately $372.5 million each from the two partners. The acquisition is expected to close in the first quarter of 2000.

    In October 1999, Dobson Tower Company, a subsidiary of the Company, completed the sale of substantially all of the towers acquired by Dobson Tower Company in the Sygnet acquisition to American Tower Corporation for approximately $38.7 million. In connection with the sale, another subsidiary of the Company, Sygnet Communications, Inc., has agreed to lease the towers back from American Tower Corporation for an initial term of ten years.

    The Company has entered into definitive agreements to acquire three cellular systems for an aggregate purchase price of approximately $125.0 million. These acquisitions will be financed with borrowings under the Company's credit facilities and are expected to close during the first quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We are a leading provider of rural and suburban cellular cellular telephone services. We began providing cellular telephone service in 1990 in Oklahoma and the Texas Panhandle. We have expanded our cellular operations rapidly since then, primarily through acquisitions. as of September 30, 1999, our cellular systems covered a total population of approximately 5.8 million and we had approximately 424,000 subscribers.

    On October 5, 1999, we and AT&T Wireless entered into an equally-owned joint venture to acquire, own and operate American Cellular for approximately
$2.3 billion, before expenses. American Cellular is one of the largest independent rural cellular telephone operators in the United States. As of September 30, 1999, American Cellular's systems covered a total population of approximately 4.9 million and it had approximately 397,900 subscribers, primarily in rural areas of the midwestern and eastern United States.

ACQUISITIONS

    We continually evaluate opportunities to acquire additional cellular systems. The following table sets forth the cellular markets and systems we have acquired since 1995 (ownership in parentheses if not 100% owned by us):

                                                    PURCHASE
                                                      PRICE
ACQUISITION                                      ($ IN MILLIONS)        DATE
-----------                                      ---------------        ----
Arizona 1......................................       $24.0        September 1999
Maryland 1.....................................         9.1        June 1999
Sygnet.........................................       337.5        December 1998
Texas 10.......................................        55.0        December 1998
Ohio 2.........................................        39.3        September 1998
California 7...................................        21.0        July 1998
Santa Cruz (87.3%).............................        31.2        June 1998
California 4...................................        90.9        April 1998
Texas 16.......................................        56.6        January 1998
Arizona 5 (75%)................................        39.8        October 1997
East Maryland..................................        75.8        March 1997
West Maryland..................................        77.6        February 1997
Kansas/Missouri................................        30.0        March 1996

REVENUE

    Our cellular revenues consist of service, roaming and equipment sales revenues. There has been an industry trend of declining average revenue per minute, as competition among service providers has led to reductions in rates for airtime and subscriptions and other charges. We believe that the impact of this trend will be mitigated by increases in the number of cellular telecommunications subscribers and the number of minutes of usage per subscriber. There has also been a broad trend in the cellular telecommunications industry of declining average revenue per subscriber. We believe that the downward trend is primarily the result of the addition of new lower usage customers who utilize cellular services for personal convenience, security or as a backup for their traditional landline telephone as well as declining average revenues per minutes of use.

    Roaming revenues are revenues we derive from providing service to subscribers of other wireless providers when those subscribers "roam" into our markets and use our systems to carry their calls. Roaming accounted for 49.5%, 49.3%, 45.6% and 47.7% of our cellular revenue for the three and nine months ended September 30, 1999 and 1998, respectively. Roaming revenues typically yield higher average per minute rates and higher margins than revenues from our subscribers. We achieve these higher margins because we incur virtually no costs related to equipment, customer service or collections to earn roaming revenues.While the industry trend is to reduce roaming rates, we believe that our roaming rates are currently generally lower than roaming rates offered by others in or near our markets and that our currently lower roaming rates will lessen the impact of this trend with respect to our operations. However, we cannot assure you that this trend will not materially impact us in the future.

    Our overall cellular penetration rates increased for the nine-month period ended September 30, 1999 compared to the same period in 1998 due to the incremental penetration gains in existing markets. We believe that as our cellular penetration rates increase, the increase in new subscriber revenue will exceed the loss of revenue attributable to the cellular churn rate.

    We include any toll, or long-distance, revenues related to our cellular and roaming services in service revenues and roaming revenues. Our roaming yield (roaming service revenues, which include airtime, toll charges and surcharges, divided by roaming minutes of use) was $0.46, $0.58, $0.50, and $0.72 per minute for the three and nine months ended September 30, 1999 and 1998, respectively. Despite the decline in our roaming yield, we have seen overall roaming revenues grow due to growth in roaming minutes of use.

COSTS AND EXPENSES

    Our primary operating expense categories include cost of service, cost of equipment, marketing and selling, general and administrative and depreciation and amortization.

    Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party cellular providers for providing service to our subscribers.

    Our cost of equipment represents the cost associated with telephone equipment and accessories sold to customers. In recent years, we and other cellular providers, have increased the use of discounts on phone equipment and free phone promotions, as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales, which have resulted in increased marketing and selling costs per gross additional subscriber. While we expect to continue these discounts and promotions, we believe that the use of such promotions will result in increased revenue from increases in the number of cellular subscribers.

    Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell cellular products and services and costs related to customer retention. We pay commissions to direct sales personnel for new business generated. Independent sales agents receive commissions for generating new sales and ongoing sales to existing customers.

    Our general and administrative costs include all infrastructure costs such as customer support, billing, collections, and corporate administration.

    Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of our intangible assets, primarily cellular license acquisition costs and customer lists.

    During the first quarter 2000, we expect to incur an extraordinary pretax loss of approximately $8.7 million as a result of writing off previously capitalized financing costs associated with the credit facilities of our subsidiaries, DOC and DCOC, and our senior notes, each of which we expect to refinance in 2000.

DISCONTINUED OPERATIONS

    Our wholly-owned subsidiary, Logix, provides switch-based integrated communications services to small and medium-sized business customers throughout Oklahoma and Texas. Logix also operates long-haul fiber optic facilities in Oklahoma, Texas and Colorado.

    We intend to distribute the stock of Logix to certain of our shareholders.

RESULTS OF OPERATIONS

    In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statement numbers.

    THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED
     SEPTEMBER 30, 1998

    OPERATING REVENUE. For the three months ended September 30, 1999, total operating revenue increased $48.3 million, or 119.1%, to $88.8 million from $40.5 million for the comparable period in 1998. Total service, roaming and equipment sales and other revenue represented 46.0%, 49.5% and 4.5%, respectively, of total operating revenue during the three months ended September 30, 1999 and 47.4%, 49.3% and 3.3%, respectively, of total operating revenue during the three months ended September 30, 1998.

    The following table sets forth the components of our revenue for the periods indicated:

                                                               THREE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
                                                             ($ IN THOUSANDS)
Operating revenue:
  Service revenue.........................................  $40,875    $19,216
  Roaming revenue.........................................   43,991     19,980
  Equipment sales and other...............................    3,934      1,342
                                                            -------    -------
    Total.................................................  $88,800    $40,538
                                                            -------    -------

    Service revenue increased $21.7 million, or 112.7%, to $40.9 million in the three months ended September 30, 1999 from $19.2 million in the same period of 1998. Of the increase, $19.1 million was attributable to acquisitions. The remaining $2.6 million was primarily attributable to increased penetration and usage in the existing company markets. Our subscriber base increased 160.1% to approximately 424,000 at September 30, 1999 from approximately 163,000 at September 30, 1998. Approximately 193,800 subscribers were added since September 30, 1998 as a result of acquisitions. Our average monthly service revenue per subscriber decreased 19.5% to $33 for the three months ended September 30, 1999 from $41 for the comparable period in 1998 due to the addition of new lower rate subscribers in New York, Ohio and Pennsylvania and competitive market pressures.

    Roaming revenue increased $24.0 million, or 120.2%, to $44.0 million in the three months ended September 30, 1999 from $20.0 million for the comparable period of 1998. Of the increase, $16.3 million was attributable to acquisitions. The remaining $7.7 million was primarily attributable to increased roaming minutes in our existing markets due to expanded coverage areas and increased usage in these markets.

    Equipment sales and other revenue of $3.9 million in the three months ended September 30, 1999 represented an increase of $2.6 million, or 193.2%, from $1.3 million in the same period of 1998, as we sold more equipment during the three months ended September 30, 1999 as a result of growth in subscribers.

    COST OF SERVICE. For the three months ended September 30, 1999, the total cost of service increased $3.8 million, or 38.4% to $13.7 million from $9.9 million for the comparable period in 1998. This increase primarily attributable to acquisitions. As a percentage of service and roaming revenue, cost of cellular service decreased to 16.1% for the three months ended September 30, 1999 from 25.2% for the same period in 1998. This decrease was primarily a result of a reduction in rates charged by third-party cellular providers for providing service to the Company subscribers.

    COST OF EQUIPMENT. For the three months ended September 30, 1999, cost of equipment increased $4.2 million, or 165.6% to $6.7 million during 1999 from $2.5 million in the same period of 1998, primarily from increases in the volume of equipment sold due to the growth in subscribers.

    MARKETING AND SELLING COSTS.  Marketing and selling costs increased
$7.6 million, or 137.6%, to $13.2 million for the three month period ended September 30, 1999 from $5.6 million in the comparable period of 1998. This was a result of an increase in gross subscriber adds. The number of gross subscribers added in the third quarter of 1999 was approximately 45,300. The number of gross subscribers added in the third quarter 1998 was approximately 17,000.

    GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs increased $8.0 million, or 120.8%, to $14.7 million for the three month period ended September 30, 1999 from $6.7 million for the same period in 1998. This increase year over year is a result of increased infrastructure costs such as customer service, billing, collections and administrative costs as a result of our overall growth. As a percentage of total operating revenue, general and administrative costs remained substantially unchanged. However, our average monthly general and administrative costs per average subscriber decreased 14.3% to $12 for the three months ended September 30, 1999 from $14 for the comparable period in 1998. The decrease in general and administrative costs per subscriber is a result of efficiencies gained from the integration of acquired companies.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the three months ended September 30, 1999, depreciation and amortization expense increased
$16.9 million, or 128.7% to $30.1 million in the three months ended
September 30, 1999 from $13.2 million in the same period of 1998. Depreciation and amortization of assets acquired in acquisitions accounted for substantially all of the increase in the third quarter 1999 compared to the same period in 1998.

    INTEREST EXPENSE. For the three months ended September 30, 1999, interest expense increased $17.0 million, or 173.0%, to $26.8 million in the three months ended September 30, 1999 from $9.8 million in the same period of 1998. The increase was primarily a result of increased borrowings to finance our acquisitions.

    OTHER INCOME (EXPENSE), NET. For the three months ended September 30, 1999, our other income increased $1.0 million, or 195.1%, to $1.5 million from $.5 million for the comparable 1998 period. The increase was primarily the result of an increase in interest income that we earned on restricted investments.

    MINORITY INTERESTS IN INCOME OF SUBSIDIARIES. For the three months ended September 30, 1999, our minority interests in income of subsidiaries was comparable to the 1998 period. This was a result of the increased income earned from subsidiaries in established markets in which we do not own a 100% interest, offset by losses from subsidiaries in newly-acquired markets in which we do not own a 100% interest.

    INCOME (LOSS) FROM DISCONTINUED OPERATIONS. For the three months ended September 30, 1999, our loss, net of income tax benefits, from discontinued operations increased $4.9 million to $16.0 million from $11.1 million for the comparable 1998 period. The increase in this loss was a result of increased losses by our ICP and local exchange carrier subsidiary, Logix, that has substantially expanded its operations from 1998 to 1999. As previously discussed, we intend to distribute the capital stock of Logix to our current stockholders.

    NET INCOME (LOSS). For the three months ended September 30, 1999, our net loss was $25.7 million. Our net loss increased $10.1 million, or 65.1%, from $15.6 million in the three months ended September 30, 1998. The increase in our net loss is primarily attributable to increased depreciation and amortization expense and interest expense resulting from our 1998 and 1999 business acquisitions and financings, as well as the increase in our loss from discontinued operations.

    DIVIDENDS ON PREFERRED STOCK. For the three months ended September 30, 1999, our dividends on preferred stock increased $12.4 million, or 199.2%, to $18.6 million from $6.2 million for the comparable 1998 period. This increase was primarily the result of additional dividends on our December 1998 and May 1999 issuances of senior preferred stock.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED
  SEPTEMBER 30, 1998

    OPERATING REVENUE. For the nine months ended September 30, 1999, total operating revenue increased $138.8 million, or 144.1%, to $235.1 million from $96.3 million for the comparable period in 1998. Total service, roaming and equipment sales and other revenue represented 50.1%, 45.6% and 4.3%, respectively, of total operating revenue during the nine months ended September 30, 1999 and 49.6%, 47.7% and 2.7%, respectively, of total operating revenue during the nine months ended September 30, 1998.

    The following table sets forth the components of our revenue for the periods indicated:

                                                            NINE MONTHS ENDED
                                                                JUNE 30,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
                                                            ($ IN THOUSANDS)
Operating revenue:
  Service revenue........................................  $117,892   $47,769
  Roaming revenue........................................   107,296    45,916
  Equipment sales and other..............................     9,952     2,661
                                                           --------   -------
    Total................................................  $235,140   $96,346
                                                           ========   =======

    Service revenue increased $70.1 million, or 146.8%, to $117.9 million in the nine months ended September 30, 1999 from $47.8 million in the same period of 1998. Of the increase, $56.0 million was attributable to acquisitions. The remaining $14.1 million was primarily attributable to increased penetration and usage in the existing company markets. Our subscriber base increased 160.1% to approximately 424,000 at September 30, 1999 from approximately 163,000 at September 30, 1998. Approximately 193,800 subscribers were added since
September 30, 1998 as a result of acquisitions. Our average monthly service revenue per subscriber decreased 17.5% to $33 for the nine months ended September 30, 1999 from $40 for the comparable period in 1998 due to the addition of new lower rate subscribers in the Northern Region and competitive market pressures.

    Roaming revenue increased $61.4 million, or 133.7%, to $107.3 million in the nine months ended September 30, 1999 from $45.9 million for the comparable period of 1998. Of the increase, $41.5 million was attributable to acquisitions. The remaining $19.9 million was primarily attributable to increased roaming minutes in the existing company markets due to expanded coverage areas, deployment of digital technology in most of our markets, and increased usage in these markets.

    Equipment sales and other revenue of $10.0 million in the nine months ended September 30, 1999 represented an increase of $7.3 million, or 274.0%, from $2.7 million in the same period of 1998, as we sold more equipment during the nine months ended September 30, 1999 as a result of growth in subscribers.

    COST OF SERVICE. For the nine months ended September 30, 1999, the total cost of service increased $13.2 million, or 58.2% to $35.8 million from $22.6 million for the comparable period in 1998. Of the increase, $11.3 million was attributable to acquisitions. The remaining $1.9 million was primarily attributable to increased subscribers and minutes of use in the existing company markets. As a percentage of service and roaming revenue, cost of cellular service decreased to 15.9% for the nine months ended September 30, 1999 from 24.1% for the same period in 1998. This decrease was primarily a result of a reduction in rates charged by third-party cellular providers for providing service to our subscribers.

    COST OF EQUIPMENT. For the nine months ended September 30, 1999, cost of equipment increased $13.4 million, or 259.3% to $18.6 million during 1999 from $5.2 million in the same period of 1998, primarily from increases in the volume of equipment sold due to the growth in subscribers.

    MARKETING AND SELLING COSTS.  Marketing and selling costs increased
$20.1 million, or 135.3%, to $35.0 million for the nine month period ended September 30, 1999 from $14.9 million in the comparable period of 1998. The increase was a result of an increase in gross subscriber adds. The number of gross subscribers added in the nine months ended September 30, 1999 was approximately 121,000. The number of gross subscribers added in the nine months ended September 30, 1998 was approximately 48,900.

    GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs increased $24.6 million, or 151.5%, to $40.8 million for the nine month period ended September 30, 1999 from $16.2 million for the same period in 1998. This increase year over year is a result of increased infrastructure costs such as customer service, billing, collections and administrative costs as a result of our overall growth. Our average monthly general and administrative costs per average subscriber decreased 14.3% to $12 for the nine months ended
September 30, 1999 from $14 for the comparable period in 1998. The decrease in general and administrative costs per subscriber was a result of efficiencies gained from the integration of acquired companies.

    DEPRECIATION AND AMORTIZATION EXPENSE.  For the nine months ended
September 30, 1999, depreciation and amortization expense increased
$70.3 million, or 236.6% to $100.0 million in the nine months ended
September 30, 1999 from $29.7 million in the same period of 1998. Depreciation and amortization of assets acquired in acquisitions accounted for substantially all of the increase in the nine months ended September 30, 1999 compared to the same period in 1998.

    INTEREST EXPENSE. For the nine months ended September 30, 1999, interest expense increased $57.4 million, or 228.9%, to $82.4 million in the nine months ended September 30, 1999 from $25.0 million in the same period of 1998. The increase was primarily a result of increased borrowings to finance our acquisitions.

    OTHER INCOME (EXPENSE), NET. For the nine months ended September 30, 1999, our other income increased $.1 million, or 3.3%, to $3.4 million from $3.3 million for the comparable 1998 period. This increase was primarily the result of an increase in interest income earned on restricted investments less expenses that we incurred pursuing acquisitions that were not consummated.

    MINORITY INTERESTS IN INCOME OF SUBSIDIARIES. For the nine months ended September 30, 1999, our minority interests in income of subsidiaries increased $0.1 million, or 8.2%, to $2.1 million from $2.0 million for the comparable 1998 period. This increase was attributable to increased income earned from subsidiaries in established markets in which we do not own a 100% interest, which was offset by losses from subsidiaries in newly-acquired markets in which we do not own a 100% interest.

    EXTRAORDINARY EXPENSE. During the first quarter 1998, we incurred an extraordinary pretax loss of approximately $3.3 million as a result of writing off previously capitalized financing costs associated with revolving credit facilities that were refinanced in March 1998.

    INCOME (LOSS) FROM DISCONTINUED OPERATIONS. For the nine months ended September 30, 1999, our loss, net of income tax benefits, from discontinued operations increased $24.6 million to $41.8 million from $17.2 million for the comparable 1998 period. The increase in this loss was a result of increased losses by our ICP and local exchange carrier subsidiary, Logix, that has substantially expanded its operations from 1998 to 1999. As previously discussed, we intend to distribute the capital stock of Logix to our current stockholders.

    NET INCOME (LOSS). For the nine months ended September 30, 1999, our net loss was $89.0 million. Our net loss increased $58.1 million, or 188.1%, from $30.9 million in the nine months ended September 30, 1998. The increase in our net loss was primarily attributable to increased depreciation and amortization expense and interest expense resulting from our 1998 and 1999 business acquisitions and financings, as well as the increase in our loss from discontinued operations.

    DIVIDENDS ON PREFERRED STOCK. For the nine months ended September 30, 1999, our dividends on preferred stock increased $33.8 million, or 201.6%, to $50.5 million from $16.7 million for the comparable 1998 period. This increase was primarily the result of additional dividends on our December 1998 and May 1999 issuances of senior preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

    We are a holding company with no direct operations and no significant assets other than the stock of our subsidiaries. We depend on the cash flows of our subsidiaries to meet our obligations, including our obligations to pay interest and principal on our indebtedness, and dividends on our 12 1/4% Senior Exchangeable Preferred Stock and our 13% Senior Exchangeable Preferred Stock. Our subsidiaries are separate legal entities that have no obligation to pay any amounts owed by us or to make any funds available to us. The ability of our subsidiaries to distribute funds to us are and will be restricted by the terms of existing and future indebtedness including our credit facilities.

    Our cellular operations require substantial capital to acquire, construct and expand cellular telephone systems and to fund operating requirements. We have financed our operations through bank debt and the sale of debt and equity.

    At September 30, 1999, we had a working capital deficit of $14.0 million (a ratio of current assets to current liabilities of .9:1) and an unrestricted cash balance of $.3 million, which compares to working capital of $13.5 million (a ratio of current assets to current liabilities of 1.1:1) and an unrestricted cash balance of $22.3 million at December 31, 1998.

    Our net cash provided by operating activities totaled $14.4 million for the nine month period ended September 30, 1999, while the net cash provided by operating activities totaled $11.4 million for the same period of 1998. The increase of $3.0 million was primarily due to depreciation and amortization, offset by the change in deferred credits, the change in current assets and liabilities and our net loss for the period.

    Net cash used in investing activities, which totaled $(96.3) million and $(293.2) million for the nine months ended September 30, 1999 and 1998, respectively, principally related to acquisitions and capital expenditures in all periods. Acquisitions and their related costs accounted for $46.4 million and $200.8 million and capital expenditures were $40.1 million and $23.8 million for the nine month periods ended September 30, 1999 and 1998, respectively.

    Net cash provided by financing activities was $59.9 million the nine month period ended September 30, 1999 compared to $284.1 million for the same period of 1998. Financing activity sources for the nine months ended September 30, 1999 consisted primarily of the issuance of $170.0 million senior exchangeable preferred stock, maturities of restricted investments of $19.1 million and proceeds from long-term debt of $79.0 million, offset by the redemption of $55.0 million Class F and G preferred stock and repayments of long-term debt totaling $141.1 million.

    In March 1999, we entered into an interest rate swap that effectively fixed the interest rate on $110.0 million of the principal outstanding on the Dobson/Sygnet credit facilities at approximately 5.48% plus a factor based on our leverage (approximately 8.76% at September 30, 1999). The term of the interest rate swap is 24 months. In June 1999, we entered into an interest rate cap agreement terminating on June 14, 2001. The cap agreement minimizes our interest rate exposure by setting a maximum rate of 7.50% plus a factor based on our leverage (approximately 8.88% at September 30, 1999) for $160 million of its indebtedness.

    The minority partners in our partnerships that own certain of our cellular operations receive distributions equal to their share of the profit multiplied by estimated income tax rates. Under our bank credit agreements, our minority partners are not entitled to receive any cash distributions in excess of amounts required to meet income tax obligations until all indebtedness of their respective partnerships to us is paid or extinguished.

    Our capital expenditures (excluding cost of acquisitions and discontinued operations) were $40.2 million for the nine months ended September 30, 1999 and we expect our capital expenditures to be approximately $70.0 million to $75.0 million for all of 1999. We have not budgeted any amounts to be expended in 1999 with respect to the systems which may be acquired in other acquisitions or our PCS system. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our cellular systems and whether we consummate additional acquisitions.

    We have agreed to purchase approximately $65.0 million of cell site and switching equipment between June 1997 and November 2001. Of this commitment, approximately $27.8 million remained at September 30, 1999. Under another equipment supply agreement, we agreed to purchase approximately $81.0 million of cell site and switching equipment by January 13, 2002. Of this commitment, $33.2 million remained at September 30, 1999.

    We have received a commitment from Bank of America, N.A. and its affiliate, Banc of America Securities LLC, on behalf of a group of banks, to provide us with an $800.0 million credit facility, the proceeds of which will be used primarily to consolidate the indebtedness of DCOC under its $160.0 million credit facility (the "DCOC Credit Facility") and of DCOC under its $250.0 million senior secured credit facility (the "DOC Credit Facility"), to pay the cash portion of certain of our pending acquisitions and to fund our expected repurchase of our outstanding $160.0 million principal amount of 11 3/4% senior notes due 2007. This new credit facility will include a $300.0 million revolving credit facility and a $500.0 million term loan facility, both of which will mature in 2007.

    Our new credit facility will replace the DCOC Credit Facility and the DOC Credit Facility. As of September 30, 1999, we had outstanding indebtedness of $133.0 million and availability of approximately $27.0 million under the DCOC Credit Facility. As of September 30, 1999, we had outstanding indebtedness of $139.0 million and we had approximately $60.0 million of availability under the DOC Credit Facility. DCOC's obligations under the DCOC Credit Facility are secured by all existing and future assets of DCOC, and are guaranteed by DCOC's subsidiaries. The DOC Credit Facility is secured by all of DOC's stock and the stock or partnership interests of its subsidiaries and all assets of DOC and its restricted subsidiaries. The DOC Credit Facility and the DCOC Credit Facilities are not secured, however, by each companies' FCC licenses. Each of the DCOC Credit Facility and the DOC Credit Facility require that we maintain specified financial ratios. The failure of maintain these ratios would constitute an event of default, notwithstanding our ability to meet debt service obligations. To date, we have met the required financial ratios. The DCOC Credit Facility and the DOC Credit Facility each amortize quarterly beginning June 30, 2000 and terminate on June 30, 2006. Weighted average interest rates on the DCOC Credit Facilities were 6.5% as of September 30, 1999. The interest rate on the DOC Credit Facility was 7.0% on September 30, 1999.

    Dobson/Sygnet is a party to a credit agreement with NationsBank for an aggregate $430.0 million, consisting of a $50.0 million revolving credit facility and $380.0 million of term loan facilities. The obligations under the Dobson/Sygnet credit facilities are secured by a pledge of the capital stock of Dobson/Sygnet's operating subsidiary as well as a lien on substantially all of the assets of Dobson/Sygnet and its operating subsidiary. The Dobson/Sygnet credit facilities require Dobson/Sygnet and us to maintain certain financial ratios. The failure to maintain such ratios would constitute and event of default, notwithstanding Dobson/Sygnet's ability to meet its debt service obligations. The Dobson/Sygnet credit facilities amortize quarterly beginning December 31, 2000, and terminate December 31, 2008. At September 30, 1999, we had an unused commitment level of $24.0 million under the Dobson/Sygnet credit facilities, subject to covenant limitations.

    The Dobson/Sygnet Senior Notes bear interest at an annual rate of 12.25% and mature in 2008. Of the net proceeds, $67.7 million, (as discussed in Note 4) were used to purchase securities pledged to secure the first six semi-annual interest payments, which began June 15, 1999.

    We recently entered into definitive agreements to acquire the FCC licenses for, and certain assets related to, Alaska 1 RSA, Alaska 3 RSA and Michigan 3 RSA for an aggregate purchase price of $125.0 million. These acquisitions are expected to close in the first quarter of 2000. We are also a party to an agreement to purchase the FCC license for, and certain assets related to, Pennsylvania 2 RSA for $6.0 million. Because the seller's title to the Pennsylvania 2 license remains subject to administrative and judicial review the closing of that acquisition has been delayed. On October 18, 1999, the FCC issued an order, which, when final, will dismiss all outstanding claims against the seller's title. We expect this order to become final in November 1999 if none of the dismissed parties files an appeal. Pending the closing of this acquisition, we are managing the operation of the Pennsylvania 2 cellular system under the supervision and control of the seller. On June 28, 1999 we concluded our purchase of the FCC license for, and certain assets related to, Maryland 1 RSA and an unserved portion of Cumberland, Maryland MSA for $9.1 million in cash using available funds under our credit facilities. During third quarter 1999, we also acquired Arizona 1 RSA for $24.0 million. Arizona 1 is located in northwestern Arizona. We have no definitive agreements with respect to any acquisitions other than our acquisitions of Alaska 1, Alaska 3, Michigan 3 and Pennsylvania 2 and the American Cellular acquisition.

    Although we cannot provide any assurance, assuming successful implementation of our strategy, including the further development of our cellular systems and significant and sustained growth in our cash flows, we believe that borrowings under our new credit facility and cash flows from operations should be sufficient to allow us to consummate our pending acquisitions and are expected to be sufficient to satisfy our currently expected capital expenditures, working capital and debt service obligations. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments. We currently expect that we may have to refinance our indebtedness at their respective maturities commencing in 2006. We will also need to refinance our mandatory redemption obligations under our senior preferred stock. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all.

IMPACT OF YEAR 2000 ISSUE

    Many computer systems and applications, including those embedded in equipment and facilities, use two digit rather than four digit date fields to designate an applicable year. As a result, these systems and applications may not properly recognize the year 2000 or process data that includes it, potentially causing data miscalculations, inaccuracies, operational malfunctions or failures.

    In April 1998, we established a multi-disciplined team to perform a year 2000 impact analysis. The team consists of representatives from each of our lines of business, as well as representatives from key corporate departments, and is headed by a full-time year 2000 compliance manager. The team created a year 2000 assessment methodology that brought a structured approach to the assessment and management reporting process, as well as disaster recovery approach.

    We completed an inventory of our automated systems and services and identified significant risk areas by line of business, specific compliance requirements and costs and estimated completion dates for affected systems. The services we provide are based on the systems of Regional Bell Operating Companies and other systems outside our control. We have had contact with all of the vendors of products and services that we believe are critical to our operations. Our vendors' representations pertaining to year 2000 compliance have come in writing directly to us, in contracts and by accessing year 2000 information available at their web sites. While all of our vendors have provided some type of assurance that their products will be year 2000 compliant, not all have provided us expressly with a "year 2000 compliance statement" and/or a "year 2000 warranty." Our focus with our vendors has been directed toward obtaining assurances of year 2000 compliance in the form of documented year 2000 planning and testing and third party audits, whenever available.

    We do not have large scale legacy applications used by many telecommunications providers. From an information systems standpoint, we have historically relied on outsourcing relationships for most of our business and operational support applications. Those applications that have not been outsourced to service providers have been deployed using packaged software from outside vendors. As a result, the focus of our remediation efforts is not a large scale in-house effort, but rather an identification of third party systems and services that are not currently year 2000 compliant and oversight of third party compliance efforts.

    The results of the impact analysis revealed that for most of our information systems, services and telecommunications infrastructure, year 2000 compliant versions were to be included as a part of existing maintenance and/or service agreements at no additional cost to us and were in place and tested by the end of the second quarter of 1999. All critical systems relating to call delivery, billing, accounting, payroll and customer care were fully year 2000 compliant by the end of October 1999. There are some non-critical systems that have yet to be replaced or upgraded for business reasons. While these non-critical systems do not represent a threat to the business, we will retire, upgrade or replace them by the end of 1999. The cost of upgrading or replacing those systems that were not covered by existing service or maintenance agreements was approximately $0.75 million. Our estimated upgrade costs does not include the cost of upgrading and/or replacing those non-year 2000 compliant systems that were replaced or upgraded based on non-year 2000 related business reasons.

    We will continue to analyze systems and services that utilize date-embedded codes that may experience operational problems when year 2000 is reached. We will continue communicating with third party vendors of systems software and equipment, suppliers of telecommunications capacity and equipment, roaming partners, customers and others with which we do business to coordinate year 2000 compliance. Our year 2000 contingency and business continuity plans are in development and will be completed during the fourth quarter of 1999. If we are unable to provide systems and services to our customers, because either our own systems or those of our vendors are not year 2000 compliant, our reasonably likely worst case scenario is that we would experience a reduction in our operating revenues, which could adversely affect our ability to meet our operating and financial obligations.

EFFECT OF NEW ACCOUNTING STANDARDS

    In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Derivatives and Hedging ("SFAS 133"). SFAS 133 establishes uniform hedge accounting criteria for all derivatives requiring companies to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Under SFAS 133, derivatives will be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value recognized in current earnings.
SFAS 133 will be effective for fiscal years beginning after June 15, 1999. Under SFAS 133, we would record an asset of $.3 million relating to its interest rate hedge valuation at September 30, 1999. We have not determined the timing or method of adoption of SFAS 133.

FORWARD-LOOKING STATEMENTS

    The description of our plans set forth herein, including planned capital expenditures and acquisitions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. Important factors that could cause actual capital expenditures, acquisition activity or our performance to differ materially from the plans include, without limitation, our ability to satisfy the financial covenants of our outstanding debt and preferred stock instruments and to raise additional capital; our ability to manage our rapid growth successfully and to compete effectively in our cellular business against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than ours; and adverse regulatory changes. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in our business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. The counterparty is a major financial institution. During the third quarter 1999, we had an interest rate hedge on $110.0 million of our outstanding indebtedness under the Dobson/Sygnet Credit Facilities and an interest rate cap agreement on $160.0 million of other of our indebtedness. Increases in interest expense related to the interest rate hedge for the three months and nine months ended September 30, 1999 and 1998 were reflected in income and were immaterial.

    The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Based on our market risk sensitive instruments outstanding at September 30, 1999, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

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

    Not applicable

ITEM 5. OTHER INFORMATION

    Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    The following exhibits are filed as a part of this report:

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
 27.1     Financial Data Schedule--Nine Months Ended September 30,
          1999

    (b) Reports on Form 8-K

    The Company filed a Current Report on Form 8-K during the quarter ended September 30, 1999, which reported the acquisition of Maryland 1 Rural Service Area (RSA), by its wholly-owned subsidiary, Dobson Cellular of Maryland, Inc. under "Item 5. Other Events." The date of the report was July 7, 1999.

    The Company filed a Current Report on Form 8K/A to amend the previous current report filed on July 7, 1999 solely to add the additional exhibits required by Item 7(c). The date of the report was July 27, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 1999                                      Dobson Communications Corporation
                                                                        (registrant)

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

Date: November 15, 1999

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