Form 10-Q/A
period 1999-06-30
DOBSON COMMUNICATIONS CORP
filed 1999-11-18
CIK 1035985

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

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

                               INDEX TO FORM 10-Q

                         PART I. FINANCIAL INFORMATION

                                                                         PAGE
                                                                       --------
Item 1.  Condensed Consolidated Financial Statements (Unaudited):
         Condensed Consolidated Balance Sheets as of June 30, 1999
           and December 31, 1998.....................................      2
         Condensed Consolidated Statements of Operations for the
           Three and Six Months Ended June 30, 1999 and 1998.........      4
         Condensed Consolidated Statements of Cash Flows for the Six
           Months Ended
           June 30, 1999 and 1998....................................      5
         Notes to Condensed Consolidated Financial Statements........      6
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     15
Item 3.  Quantitative and Qualitative Disclosure about Market Risk...     24

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     25
Item 2.  Changes in Securities and Use of Proceeds...................     25
Item 3.  Defaults Upon Senior Securities.............................     25
Item 4.  Submission of Matters to a Vote of Security Holders.........     25
Item 5.  Other Information...........................................     25
Item 6.  Exhibits and Reports on Form 8-K............................     25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                     ASSETS

                                                                 JUNE 30,       DECEMBER 31,
                                                                   1999             1998
                                                              --------------   --------------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $    2,850,293   $   22,323,734
  Restricted cash and investments...........................      21,966,851       30,074,946
  Accounts receivable, net..................................      54,357,714       43,299,568
  Other current assets......................................       7,085,921        8,589,050
                                                              --------------   --------------
    Total current assets....................................      86,260,779      104,287,298
                                                              --------------   --------------
PROPERTY, PLANT AND EQUIPMENT, net..........................     182,157,037      173,054,329
                                                              --------------   --------------
OTHER ASSETS:
  Receivables--affiliates...................................       9,306,574        7,275,262
  Restricted investments....................................      34,635,000       45,505,020
  Cellular license acquisition costs, net...................   1,231,015,108    1,250,790,448
  Deferred costs, net.......................................      70,187,211       66,640,301
  Other intangibles, net....................................      50,579,295       52,795,841
  Other.....................................................       3,872,175        3,078,134
                                                              --------------   --------------
    Total other assets......................................   1,399,595,363    1,426,085,006
                                                              --------------   --------------
      Total assets..........................................  $1,668,013,179   $1,703,426,633
                                                              ==============   ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                 JUNE 30,       DECEMBER 31,
                                                                   1999             1998
                                                              --------------   --------------
CURRENT LIABILITIES:
  Accounts payable..........................................  $   42,215,660   $   47,536,672
  Accrued expenses..........................................      14,941,286       14,222,306
  Notes payable.............................................      17,500,000       17,500,000
  Deferred revenue and customer deposits....................       6,620,600        5,738,381
  Current portion of long-term debt.........................      10,504,005          198,871
  Accrued dividends payable.................................      17,504,108        5,603,856
                                                              --------------   --------------
    Total current liabilities...............................     109,285,659       90,800,086
NET LIABILITIES OF DISCONTINUED OPERATIONS..................      32,812,163        7,033,166
ACCOUNTS PAYABLE--AFFILIATE.................................              --        5,011,438
LONG-TERM DEBT, net of current portion......................   1,013,552,199    1,103,857,333
DEFERRED CREDITS............................................     225,380,771      245,630,000
MINORITY INTERESTS..........................................      27,212,346       26,557,203
SENIOR EXCHANGEABLE PREFERRED STOCK, net....................     426,642,522      241,320,000
Class D Convertible Preferred Stock.........................      85,000,000       85,000,000
Class F Preferred Stock.....................................              --       30,000,000
Class G Preferred Stock.....................................              --       25,000,000
STOCKHOLDERS' DEFICIT:
  Class A Preferred Stock...................................         314,286          314,286
  Class A Common Stock, $.001 par value 1,438,000 shares
    authorized and 573,152 shares issued....................             573              573
  Paid-in capital...........................................      18,298,072       18,298,072
  Retained deficit..........................................    (214,359,751)    (119,269,863)
                                                              --------------   --------------
                                                                (195,746,820)    (100,656,932)
  Less--
  Class A Common Stock held in treasury (81,198 shares), at
    cost....................................................     (56,125,661)     (56,125,661)
                                                              --------------   --------------
    Total stockholders' deficit.............................    (251,872,481)    (156,782,593)
                                                              --------------   --------------
      Total liabilities and stockholders' deficit...........  $1,668,013,179   $1,703,426,633
                                                              ==============   ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                   THREE MONTHS                    SIX MONTHS
                                                                  ENDED JUNE 30,                 ENDED JUNE 30,
                                                            ---------------------------   ----------------------------
                                                                1999           1998           1999            1998
                                                            ------------   ------------   -------------   ------------
OPERATING REVENUES:
  Service revenue.........................................  $ 39,955,418   $ 16,150,854   $  77,016,366   $ 28,633,336
  Roaming revenue.........................................    35,207,947     16,332,217      63,305,157     25,855,607
  Equipment sales and other...............................     2,737,904        641,584       6,018,097      1,319,022
                                                            ------------   ------------   -------------   ------------
    Total operating revenues..............................    77,901,269     33,124,635     146,339,620     55,807,965
                                                            ------------   ------------   -------------   ------------
OPERATING EXPENSES:
  Cost of service.........................................    10,528,699      7,551,288      22,077,370     12,731,202
  Cost of equipment.......................................     6,041,854      1,457,854      11,858,855      2,628,701
  Marketing and selling...................................    11,499,572      5,227,616      21,709,854      9,279,408
  General and administrative..............................    13,253,896      5,377,232      26,067,555      9,549,740
  Depreciation and amortization...........................    34,173,230      9,825,784      69,900,018     16,543,413
                                                            ------------   ------------   -------------   ------------
    Total operating expenses..............................    75,497,251     29,439,774     151,613,652     50,732,464
                                                            ------------   ------------   -------------   ------------
OPERATING INCOME (LOSS)...................................     2,404,018      3,684,861      (5,274,032)     5,075,501
INTEREST EXPENSE..........................................   (27,168,431)    (8,583,660)    (55,528,311)   (17,351,138)
OTHER INCOME, net.........................................       295,132        836,614       1,903,695      2,793,027
                                                            ------------   ------------   -------------   ------------
LOSS BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES,
  INCOME TAXES AND EXTRAORDINARY ITEMS....................   (24,469,281)    (4,062,185)    (58,898,648)    (9,482,610)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES..............      (924,473)      (749,190)     (1,480,189)    (1,381,234)
                                                            ------------   ------------   -------------   ------------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS..........   (25,393,754)    (4,811,375)    (60,378,837)   (10,863,844)
INCOME TAX BENEFIT........................................     9,645,936      1,768,642      22,939,901      2,133,297
                                                            ------------   ------------   -------------   ------------
LOSS FROM CONTINUING OPERATIONS...........................   (15,747,818)    (3,042,733)    (37,438,936)    (8,730,547)
LOSS FROM DISCONTINUED OPERATIONS, net of income tax
  benefit of $8,412,000 and $323,000 for the three months
  ended June 30, 1999 and 1998, respectively, and
  $15,800,000 and $881,000 for the six months ended June
  30, 1999 and 1998, respectively.........................   (13,725,324)    (1,670,166)    (25,778,997)    (3,910,349)
                                                            ------------   ------------   -------------   ------------
LOSS BEFORE EXTRAORDINARY ITEMS...........................   (29,473,142)    (4,712,899)    (63,217,933)   (12,640,896)
EXTRAORDINARY EXPENSE, net of income tax benefit of
  $475,000 and $671,000 for three months and six months
  ended June 30, 1998, respectively.......................            --        475,000              --     (2,643,439)
                                                            ------------   ------------   -------------   ------------
NET LOSS..................................................   (29,473,142)    (4,237,899)    (63,217,933)   (15,284,335)
DIVIDENDS ON PREFERRED STOCK..............................   (17,756,107)    (6,082,507)    (31,871,955)   (10,519,084)
                                                            ------------   ------------   -------------   ------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS................  $(47,229,249)  $(10,320,406)  $ (95,089,888)  $(25,803,419)
                                                            ============   ============   =============   ============
BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER
  COMMON SHARE
  Before discontinued operations and extraordinary
    expense...............................................  $     (68.10)  $     (19.28)  $     (140.89)  $     (40.68)
  Discontinued operations.................................        (27.90)         (3.53)         (52.40)         (8.27)
  Extraordinary expense...................................            --           1.00              --          (5.59)
                                                            ------------   ------------   -------------   ------------
BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER
  COMMON SHARE............................................  $     (96.00)  $     (21.81)  $     (193.29)  $     (54.54)
                                                            ============   ============   =============   ============
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..........       491,954        473,152         491,954        473,152
                                                            ============   ============   =============   ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                SIX MONTHS ENDED JUNE 30,
                                                              -----------------------------
                                                                  1999            1998
                                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations.......................  $ (37,438,936)  $ (11,373,986)
  Adjustments to reconcile net loss to net cash provided by
    operating activities--
    Depreciation and amortization...........................     69,900,018      16,543,413
    Amortization of bond premium and financing cost.........      2,648,822       1,035,568
    Deferred income taxes and investment tax credits, net...    (20,249,229)     (1,598,280)
    Extraordinary loss on financing cost....................             --       3,314,439
    Minority interests in income of subsidiaries............        655,143       1,446,815
    Other...................................................        346,101          26,795
  Changes in current assets and liabilities--
    Accounts receivable.....................................    (11,058,146)     (7,484,376)
    Other current assets....................................      1,503,129         591,264
    Accounts payable........................................     (5,321,012)      1,772,484
    Accrued expenses........................................        718,980      (7,147,884)
    Deferred revenue and customer deposits..................        882,219         593,786
                                                              -------------   -------------
      Net cash provided by (used in) operating activities...      2,587,089      (2,279,962)
                                                              -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (31,180,901)    (13,927,228)
  Acquisitions..............................................    (27,278,079)   (177,438,919)
  Decrease in payable--affiliate............................     (5,011,438)             --
  Increase in receivables--affiliate........................     (2,031,312)     (7,039,172)
  Acquisition escrow deposit................................             --       5,973,245
  Investments in unconsolidated subsidiaries and other......     (2,241,147)     (1,163,384)
  Proceeds on sale of assets................................      1,103,509           6,700
                                                              -------------   -------------
      Net cash used in investing activities.................    (66,639,368)   (193,588,758)
                                                              -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................     31,000,000     198,000,000
  Repayments of long-term debt..............................   (111,000,000)   (171,513,855)
  Cash dividends............................................     (3,470,801)             --
  Issuance of preferred stock...............................    170,000,000     179,942,000
  Redemption of preferred stock.............................    (55,000,000)
  Maturities of restricted investments, net of interest.....     20,425,221       8,585,977
  Deferred financing costs..................................     (7,375,582)    (12,564,470)
                                                              -------------   -------------
      Net cash provided by financing activities.............     44,578,838     202,449,652
                                                              -------------   -------------
  NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS......    (19,473,441)      6,580,932
  CASH AND CASH EQUIVALENTS, beginning of period............     22,323,734       2,752,399
                                                              -------------   -------------
  CASH AND CASH EQUIVALENTS, end of period..................      2,850,293   $   9,333,331
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

    The acquisition transactions were accounted for as purchases and, accordingly, their results of operations have been included in the accompanying condensed consolidated statements of operations from the respective dates of acquisition. The unaudited pro forma information set forth below includes all acquisitions which occurred during 1998 and the acquisition of Ohio 2 RSA, as if the purchases occurred at the beginning of 1998. The unaudited pro forma information is presented for informational purposes only

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 1999

                                  (UNAUDITED)

2. ACQUISITIONS (CONTINUED)

and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time:

                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                              JUNE 30,                  JUNE 30,
                                       -----------------------   -----------------------
                                          1999         1998         1999         1998
                                       ----------   ----------   ----------   ----------
                                       ($ IN THOUSANDS, EXCEPT   ($ IN THOUSANDS, EXCEPT
                                           PER SHARE DATA)           PER SHARE DATA)
                                             (UNAUDITED)               (UNAUDITED)
Operating revenue....................   $ 77,901     $ 65,169     $149,066     $122,207
Income (loss) before discontinued
  operations
  and extraordinary
  items..............................    (14,859)     (23,031)     (34,897)     (49,877)
Net loss.............................    (30,062)     (35,568)     (65,479)     (73,582)
Net loss applicable to common
  stockholders.......................    (47,818)     (41,651)     (97,351)     (90,873)
Basic net loss applicable to common
  stockholders per common share......   $ (97.20)    $ (84.66)    $(197.89)    $(184.72)

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

                                 JUNE 30, 1999

                                  (UNAUDITED)

3. DISCONTINUED OPERATIONS (CONTINUED)

    The assets and liabilities of such operations have been classified as "Net liabilities of discontinued operations" on the consolidated balance sheets and consist of the following:

                                                  JUNE 30, 1999   DECEMBER 31, 1998
                                                  -------------   -----------------
                                                          ($ IN THOUSANDS)

Cash and cash equivalents.......................    $  2,698          $ 31,675
Restricted investments--current.................      38,928            37,572
Other current assets............................      24,754            36,747
Property, plant and equipment, net..............     110,942            89,508
Restricted investments--non-current.............      41,542            61,988
Goodwill........................................     124,374           126,244
Other assets....................................      49,464            21,769
                                                    --------          --------
  Total assets..................................     392,702           405,503
Current liabilities.............................      32,252            36,299
Long-term debt, net of current portion..........     393,159           376,149
Other liabilities...............................         103                88
                                                    --------          --------
  Total liabilities.............................     425,514           412,536
                                                    --------          --------
Net liabilities of discontinued operations......    $(32,812)         $ (7,033)
                                                    ========          ========

    The net loss from operations of the wireline segment was classified on the condensed consolidated statement of operations as "Loss from discontinued operations." Summarized results of discontinued operations are as follows:

                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                              JUNE 30,              JUNE 30,
                                         -------------------   -------------------
                                           1999       1998       1999       1998
                                         --------   --------   --------   --------
                                          ($ IN THOUSANDS)      ($ IN THOUSANDS)
Net revenues...........................  $ 28,187   $ 9,345    $ 54,979   $14,635
Loss before income taxes...............   (22,137)   (1,993)    (41,579)   (3,663)
Income tax benefit.....................     8,412       323      15,800       452
Cumulative effect of change in
  accounting
  principle............................        --        --          --      (699)
Loss from discontinued operations......  $(13,725)  $(1,670)   $(25,779)  $(3,910)

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 1999

                                  (UNAUDITED)

4. LONG-TERM DEBT

    The Company's long-term debt consists of the following:

                                               JUNE 30, 1999    DECEMBER 31, 1998
                                               --------------   -----------------
Revolving credit facilities..................  $  660,000,000    $  740,000,000
Dobson/Sygnet Senior Notes...................     200,000,000       200,000,000
DCC Senior Notes.............................     160,000,000       160,000,000
Other notes payable..........................       4,056,204         4,056,204
                                               --------------    --------------
  Total debt.................................   1,024,056,124     1,104,056,204
Less--Current maturities.....................     (10,503,925)         (198,871)
                                               --------------    --------------
  Total long term debt.......................  $1,013,552,199    $1,103,857,333
                                               ==============    ==============

REVOLVING CREDIT FACILITIES

    The Company's revolving credit facilities consist of the following:

                                                   AMOUNT           INTEREST RATE
                                  MAXIMUM      OUTSTANDING AT   WEIGHTED AVERAGE RATE
CREDIT FACILITY                 AVAILABILITY   JUNE 30, 1999      AT JUNE 30, 1999
---------------                 ------------   --------------   ---------------------
Dobson/Sygnet Credit
  Facilities..................  $430,000,000    $402,000,000              8.5%(1)
DCOC Credit Facility..........   100,000,000     100,000,000              7.9%
DOC Credit Facility...........   250,000,000     158,000,000              6.8%

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

                                 JUNE 30, 1999

                                  (UNAUDITED)

5. STOCKHOLDERS' DEFICIT:

    As of June 30, 1999, the Company's authorized and outstanding capital stock is as follows:

                                                                        PAR VALUE                    LIQUIDATION
                                            # OF SHARES   # OF SHARES      PER                       PREFERENCE
  CLASS                        TYPE         AUTHORIZED      ISSUED        SHARE       DIVIDENDS       PER SHARE
  -----                   ---------------   -----------   -----------   ---------   --------------   -----------
  Class A..............      Common Stock    1,438,000      573,152       $.001      As declared             --
  Class B..............      Common Stock       31,000           --       $.001      As declared             --
  Class C..............      Common Stock       31,000           --       $.001      As declared             --
                                             ---------      -------
                                             1,500,000      573,152
  Senior Exchangeable..   Preferred Stock      550,000      203,351       $1.00         12.25%        $   1,000
                                                                                      Cumulative
  Additional...........   Preferred Stock      184,000       67,146       $1.00         12.25%        $   1,000
                                                                                      Cumulative
  Senior Exchangeable..   Preferred Stock      500,000      170,000       $1.00     13% Cumulative    $   1,000
  Class A..............   Preferred Stock      450,000      314,286       $1.00           5%          $      70
                                                                                    Non-cumulative
  Class D..............   Preferred Stock       85,000       75,094       $1.00     15% Cumulative    $1,131.92
  Class E..............   Preferred Stock      405,000           --       $1.00     15% Cumulative    $1,131.92
  Class F..............   Preferred Stock      205,000           --       $1.00     16% Cumulative    $   1,000
  Class G..............   Preferred Stock       62,000           --       $1.00     16% Cumulative    $  660.40
  Class H..............   Preferred Stock       62,000           --       $1.00     16% Cumulative    $  660.45
  Other................   Preferred Stock      497,000           --       $1.00           --                 --
                                             ---------      -------
                                             3,000,000      829,877
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
  Class D..............  after Dec. 23, 2010   Convertible
  Class E..............  after Dec. 23, 2010   Non-voting
  Class F..............     Dec. 31, 2010      Non-voting
  Class G..............   90 days after an     Non-voting,
                           initial public      convertible
                              offering
  Class H..............  after Dec. 23, 2010   Non-voting
  Other................          --                --

    In May 1999, the Company issued 170,000 shares of 13% senior exchangeable preferred stock mandatorily redeemable in 2009 for $1,000 per share. The net proceeds from the private offering of the preferred stock were used to redeem the outstanding shares of the Company's Class F and Class G Preferred Stock, to reduce bank debt at DCOC and for general corporate purposes, including acquisitions. Holders of the preferred stock are entitled to cumulative quarterly dividends from the date of issuance and a liquidation preference of $1,000 per share with rights over the other classes of capital stock and equal to the 12.25% Senior Exchangeable Preferred Stock. On or before May 1, 2004, the Company may pay dividends, at its option, in cash or in additional shares having an aggregate liquidation preference equal to the amount of such dividends. Additionally, the preferred stock is redeemable at the option of the Company on or after May 1, 2004. Holders of the preferred stock have no voting rights.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company is a leading provider of rural cellular telephone services. Since it commenced providing cellular services in 1990 in Oklahoma and the Texas Panhandle, the Company has rapidly expanded its cellular operations with an acquisition strategy targeting underdeveloped rural and suburban areas which have a significant number of potential customers with substantial needs for cellular communications. At June 30, 1999, the Company's cellular systems covered a population of 5.8 million in Arizona, California, Kansas, Maryland, Missouri, New York, Ohio, Oklahoma, Pennsylvania, Texas and West Virginia.

ACQUISITIONS

    The Company continually evaluates opportunities to acquire additional cellular systems. The following table sets forth the cellular markets and systems acquired by the Company since 1995 (ownership in parentheses if not 100% owned by the Company):

                                                    PURCHASE
                                                      PRICE
ACQUISITION                                      ($ IN MILLIONS)        DATE
-----------                                      ---------------        ----
Maryland 1.....................................       $ 9.1        June 1999
Sygnet.........................................       337.5        December 1998
Texas 10.......................................        55.0        December 1998
Ohio 2.........................................        39.3        September 1998
California 7...................................        21.0        July 1998
Santa Cruz (87.3%).............................        31.2        June 1998
California 4...................................        90.9        April 1998
Texas 16.......................................        56.6        January 1998
Arizona 5 (75%)................................        39.8        October 1997
East Maryland..................................        75.8        March 1997
West Maryland..................................        77.6        February 1997
Kansas/Missouri................................        30.0        March 1996

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

    The following table sets forth the components of the Company's revenue for the periods indicated:

                                                               THREE MONTHS
                                                                   ENDED
                                                                 JUNE 30,
                                                            -------------------
                                                             1999       1998
                                                            -------    -------
                                                             ($ IN THOUSANDS)
Operating revenue:
  Service revenue.........................................  $39,955    $16,151
  Roaming revenue.........................................   35,208     16,332
  Equipment sales and other...............................    2,738        642
                                                            -------    -------
    Total.................................................  $77,901    $33,125
                                                            -------    -------

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

    DEPRECIATION AND AMORTIZATION EXPENSE. For the three months ended June 30, 1999, depreciation and amortization expense increased $24.4 million, or 247.8% to $34.2 million in the three months ended June 30, 1999 from $9.8 million in the same period of 1998. Depreciation and amortization of assets acquired in acquisitions accounted for substantially all of the increase in the second quarter 1999 compared to the same period in 1998.

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

    The following table sets forth the components of the Company's revenue for the periods indicated:

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                           -------------------
                                                             1999      1998
                                                           --------   -------
                                                            ($ IN THOUSANDS)
Operating revenue:
  Service revenue........................................  $ 77,017   $28,633
  Roaming revenue........................................    63,305    25,856
  Equipment sales and other..............................     6,018     1,319
                                                           --------   -------
    Total................................................  $146,340   $55,808
                                                           ========   =======

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

    DEPRECIATION AND AMORTIZATION EXPENSE. For the six months ended June 30, 1999, depreciation and amortization expense increased $53.4 million, or 322.5% to $69.9 million in the six months ended June 30, 1999 from $16.5 million in the same period of 1998. Depreciation and amortization of assets acquired in acquisitions accounted for substantially all of the increase in the six months ended June 30, 1999 compared to the same period in 1998.

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

    Not applicable

ITEM 5. OTHER INFORMATION

    Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    The following exhibits are filed as a part of this report:

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
27.1..    Financial Data Schedule--Six Months Ended June 30, 1999

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

Date: November 18, 1999                                      Dobson Communications Corporation
                                                                        (registrant)

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

Date: November 18, 1999

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