Form 10-K405
period 1999-12-31
DOBSON COMMUNICATIONS CORP
filed 2000-03-14
CIK 1035985

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NO. 000-29225
                            ------------------------
                       DOBSON COMMUNICATIONS CORPORATION

             (Exact name of registrant as specified in its charter)

                OKLAHOMA                            75-1513309
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification No.)

     13439 NORTH BROADWAY EXTENSION
               SUITE 200
        OKLAHOMA CITY, OKLAHOMA                        73114
(Address of principal executive offices)            (Zip Code)

                                 (405) 529-8500

              (Registrant's telephone number, including area code)
                            ------------------------

            Securities registered pursuant to 12(b) of the Act: NONE

              Securities registered pursuant to 12(g) of the Act:

     TITLE OF EACH CLASS
     -------------------
 CLASS A COMMON STOCK, $.001
          PAR VALUE

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 3, 2000, there were outstanding 93,133,416 shares of common stock, par value $.001. Based upon the closing price for the common stock on the Nasdaq National Market on March 3, 2000, the aggregate market value of common stock held by non-affiliates of the registrant as of March 3, 2000 was approximately $545,250,000.

    Documents incorporated by reference: THE INFORMATION CALLED FOR BY PART III IS INCORPORATED BY REFERENCE TO THE DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS WHICH WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION NOT LATER THAN 120 DAYS AFTER DECEMBER 31, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       DOBSON COMMUNICATIONS CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

        ITEM
       NUMBER                                                                           PAGE
---------------------                                                                 --------
                                                  PART I

1                       Business....................................................      2
2                       Properties..................................................     23
3                       Legal Proceedings...........................................     24
4                       Submission of Matters to a Vote of Security Holders.........     24

                                                  PART II

5                       Market for Registrant's Common Equity and Related                24
                          Stockholder Matters.......................................
6                       Selected Financial Data.....................................     25
7                       Management's Discussion and Analysis of Financial Condition      26
                          and Results of
                          Operations................................................
7A                      Quantitative and Qualitative Disclosure About Market Risk...     38
8                       Financial Statements and Supplementary Data.................     39
9                       Changes in and Disagreements with Accountants on Accounting      66
                          and Financial
                          Disclosure................................................

                                                 PART III

10                      Directors and Executive Officers of the Registrant..........     67
11                      Executive Compensation......................................     67
12                      Security Ownership of Certain Beneficial Owners and              67
                          Management................................................
13                      Certain Relationships and Related Transactions..............     67

                                                  PART IV

14                      Exhibits, Financial Statement Schedules, and Reports on          68
                          Form 8-K..................................................

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    At December 31, 1999 our cellular telephone systems covered a total population of approximately 5.9 million and we had approximately 444,700 subscribers with an aggregate market penetration of approximately 7.5%. We began providing cellular telephone service in 1990 in Oklahoma and the Texas Panhandle. We have expanded our cellular operations rapidly since then, primarily through the acquisition of rural and suburban cellular systems. Since 1996, and as of March 3, 2000, we have completed 19 acquisitions of cellular licenses and systems, thus, expanding the geographic scope of our operations. We have upgraded substantially all of our systems to digital technology and we now offer voice and digital feature service, to approximately 90% of our covered population. For the year ended December 31, 1999, we had total revenues of $319.9 million, a net loss applicable to common stockholders of $197.0 million and a net loss applicable to common stockholders per common share of $3.59. At December 31, 1999, we had approximately $1.1 billion of consolidated indebtedness and a consolidated stockholders' deficit of approximately
$353.8 million. We expect to incur significant additional indebtedness to fund our capital needs in the future as we continue to acquire, develop and construct our cellular systems and grow our subscriber base.

    We believe that owning and operating a mix of rural and suburban cellular systems provides strong growth opportunities because we believe these systems currently have lower penetration rates, higher subscriber growth rates, a higher proportion of roaming revenues and less competition for subscribers than cellular systems located in larger metropolitan areas. We focus on acquiring underdeveloped cellular systems that are adjacent to major metropolitan areas, which include a high concentration of expressway corridors and roaming activity.

    We have a strategic relationship with AT&T Wireless Services, Inc. ("AT&T Wireless") which is one of our stockholders. Through this relationship, we have a coast-to-coast roaming agreement that allows our customers to utilize wireless systems owned by AT&T Wireless, and customers of AT&T Wireless to utilize our cellular systems. We also have roaming agreements with AirTouch, Southwestern Bell Mobile Systems and other wireless providers.

    On February 25, 2000, we and AT&T Wireless, through our equally-owned joint venture, acquired American Cellular Corporation, ("American Cellular"), for approximately $2.5 billion, including fees and expenses. American Cellular is one of the largest independent rural cellular telephone operators in the United States. American Cellular's systems cover a total population of approximately
4.8 million, and as of December 31, 1999 it had approximately 431,200 subscribers with an aggregate market penetration of approximately 8.9%. American Cellular serves markets in portions of Illinois, Kentucky, Michigan, Minnesota, New York, Ohio, Pennsylvania, Tennessee, West Virginia and Wisconsin. Following completion of this acquisition, we will operate American Cellular's systems. American Cellular's management organization, billing system, network infrastructure and marketing programs are substantially similar to ours.

OTHER RECENT ACQUISITIONS

    Subsequent to December 31, 1999, we have completed five acquisitions. In addition to our American Cellular joint venture with AT&T Wireless as described above, we completed the purchase of the FCC license for, and certain assets related to, Alaska 3 RSA, Michigan 3 RSA, Alaska 1 RSA and Michigan 10 RSA. The following is a summary of each acquisition:

    ALASKA 3 RSA. On January 31, 2000, we completed the purchase of Alaska 3 for $12.0 million. Alaska 3 is located in the southeastern corner of the state. The Alaska 3 market area, which includes Juneau and Ketchikan, had a population of approximately 74,000 as of December 31, 1999.

    MICHIGAN 3 RSA. On February 11, 2000, we completed the purchase of Michigan 3 RSA for $97.0 million. Michigan 3 RSA is located in northwestern Michigan. The Michigan 3 RSA market area, which includes Traverse City and Petoskey, has an estimated total population of approximately 166,000.

    ALASKA 1 RSA. On February 17, 2000, we completed the purchase of Alaska 1 RSA for $16.0 million. Alaska 1 RSA is located in central Alaska. The Alaska 1 market area, which includes Fairbanks, has an estimated total population of approximately 113,000.

    MICHIGAN 10 RSA.  On March 3, 2000, we completed the purchase of
Michigan 10 RSA for $34.0 million. Michigan 10 RSA is located in the eastern portion of the lower peninsula of Michigan. The Michigan 10 market area, which is mostly surrounded by Saginaw Bay and Lake Huron, has an estimated total population of approximately 138,000.

PENDING ACQUISITION

    On January 4, 2000, we entered into a definitive agreement to acquire the FCC license for, and certain assets related to, Texas 9 RSA that, if completed, will increase the total population served by our cellular systems by approximately 191,000. This acquisition is subject to FCC approval, compliance with requirements of the Hart-Scott-Rodino Act and customary closing conditions. The purchase price for Texas 9 RSA is approximately $125.0 million, subject to adjustment. Texas 9 RSA, which is located in central Texas, includes the towns of Brownwood and Stephenville. Our acquisition of Texas 9 is expected to close in the second quarter of 2000.

STRATEGY

    We have developed organizational, marketing and operational programs designed to increase the number and retention of our subscribers, promote superior customer service, control subscriber acquisition costs and enhance operating cash flow in our markets. We intend to apply these programs to the properties we acquire, including American Cellular.

    Our strategy is to capitalize on our competitive strengths and acquire, develop and operate rural and suburban cellular systems. The principal elements of our strategy include:

    - CONTINUE TO GROW THROUGH DISCIPLINED ACQUISITIONS. We intend to acquire additional cellular operations in RSAs and smaller MSAs that:

           - have attractive demographics and growth trends;

           - have a favorable competitive environment;

           - are located adjacent to major metropolitan areas;

           - include a high concentration of expressway corridors that have a significant amount of roaming activity; and

           - have the potential to further develop strategic relationships with operators of neighboring wireless systems and the ability to offer service under a leading brand name.

    - INTEGRATE ACQUIRED OPERATIONS. We intend to integrate the operations of cellular systems we acquire, including American Cellular, with our existing operations to achieve economies of scale. We believe that these increased efficiencies will come from the consolidation and centralized control of pricing, customer service and marketing, system design, engineering, purchasing, financial and administrative functions and billing functions. We expect to consolidate American Cellular's call service centers and one or more of our call centers. We intend to use our increased leverage in negotiating prices and services from third party service providers and equipment vendors.

    - CONTINUE TO INCREASE SYSTEM CAPACITY AND COVERAGE AND FURTHER UPGRADE OUR SYSTEMS THROUGH THE IMPLEMENTATION OF ADVANCED TECHNOLOGY. We believe that increasing capacity and upgrading our systems will attract additional subscribers, increase the use of our systems by existing subscribers, increase roaming activity and further enhance the overall efficiency of our network. We have upgraded substantially all of our systems to digital technology and we now offer digital voice and digital feature services to approximately 90% of our covered population. We intend to upgrade our remaining cellular systems with digital technology to enable us to increase roaming, serve the increasing number of digital cellular subscribers and personal communications service subscribers with multimode phones, and provide value-added, high margin, enhanced capabilities, including caller ID, longer battery life and zone billing.

    - EXPAND STRATEGIC RELATIONSHIPS. We intend to maintain and expand strategic relationships with operators of wireless systems in major MSAs near our cellular systems. These relationships include roaming agreements that allow our subscribers to use the wireless systems of operators in neighboring MSAs and RSAs at favorable rates. Under these agreements, similar benefits are available to the MSA operators' subscribers roaming in our areas. In addition, we deploy digital technology in our system area that is the same as that selected by our roaming partners in the neighboring MSA. We also market our cellular products and services under the predominant brand name used in neighboring MSAs. These brand names include CELLULAR ONE-Registered Trademark- and AIRTOUCH-TM-CELLULAR-Registered Trademark-. We believe these strategic relationships and agreements enable us to increase our roaming revenues, offer our subscribers larger "home rate" areas and leverage the recognized brand names of our roaming partners and their extensive marketing efforts.

    - AGGRESSIVELY MARKET AND PROMOTE OUR CELLULAR SERVICES IN OUR LOCAL MARKETS. Our marketing objective is to continue our service quality, local sales presence and commitment to the community. Our sales efforts are conducted primarily through our retail outlets and our direct sales force and, to a lesser extent, through independent agents. Our local management teams have day-to-day operating authority with the flexibility to respond to individual market requirements. Their presence fosters a sense of customer service and community spirit. In addition, we believe that our marketing and customer service functions are more effective when tailored to the local market population.

    - USE HIGHLY TARGETED SALES EFFORTS. We seek to attract subscribers who we believe are likely to generate high monthly revenues and low churn rates. Local management conducts market research to identify and design marketing programs to attract these subscribers and tailor distinctive rate plans and roaming rates to emphasize the quality, value and advantage of our cellular services.

    - PROVIDE SUPERIOR CUSTOMER SERVICE. We intend to maintain a high level of customer satisfaction through a variety of techniques, including the maintenance of 24-hour customer service. We support local customer service through our direct sales force, our retail stores and regional customer service centers. The regional presence of our call centers enhances our knowledge of local markets, which improves our ability to provide customer service, credit and collection and order activation.

RECENT DEVELOPMENTS--

FINANCING ACTIVITIES:

    - On January 14, 2000, we obtained a new $800.0 million credit facility which was used primarily to:

       - consolidate the indebtedness of two of our previous credit facilities:

       - repurchase $159.7 million principal amount of our 11.75% senior notes due 2007; and

       - pay the cash portion of the costs of certain of our new acquisitions.

    - On January 14, 2000, we completed a tender offer for $159.7 million principal amount of our $160 million principal amount of our 11.75% senior notes for approximately $188.4 million.

DISCONTINUED OPERATIONS:

    On January 24, 2000, we distributed the stock of Logix Communications Enterprises, Inc. to certain of our stockholders.

RECAPITALIZATION:

    On February 9, 2000, immediately prior to and in conjunction with the initial public offering of our common stock, we completed a recapitalization which included:

    - the conversion and redemption of our outstanding Class D preferred stock and Class E preferred stock for cash and the issuance of old Class A common stock;

    - the conversion of old Class A common stock into new Class B common stock;

    - the creation of Class A common stock issued in our initial public offering;

    - a 111.44 for 1 stock split of new Class B common stock;

    - the retirement of our Class A preferred stock;

    - the creation of a new Class D common stock to be issued upon the exercise of options under our 1996 stock option plan;

    As of March 3, 2000, the following table reflects the outstanding shares of our equity securities:

                                                                SHARES
                                                                ------
COMMON STOCK
  New Class A common........................................  27,640,923
  New Class B common........................................  65,492,493
  New Class D common........................................       2,730
PREFERRED STOCK
  12 1/4% Senior Exchangeable...............................     296,605
  13% Senior Exchangeable...................................     187,250

EQUITY OFFERING:

    On February 9, 2000, we completed the initial public offering of 25 million shares of our Class A common stock and the sale of an additional 1.5 million shares of Class A common stock to AT&T Wireless, for net proceeds of $549.5 million. We used $53.3 million of the net proceeds to pay accrued dividends on, and redeem, our Class D preferred stock and Class E preferred stock. We used an additional $402.5 million as a capital contribution to our joint venture with AT&T Wireless to acquire American Cellular. We intend to use the balance of the net proceeds for working capital and other general corporate purposes.

CELLULAR OPERATIONS--DOBSON COMMUNICATIONS

MARKETS AND SYSTEMS

    The following table sets forth information with respect to our existing cellular markets. Information with respect to populations in our licensed areas are as of December 31, 1999 and are management's estimates based upon Kagan's 1999 Cellular/PCS Pop Book Disk, Paul Kagan Associates, Inc., Carmel, California, adjusted to exclude those portions of our RSAs and MSAs not covered by our licenses. Net population represents total population less minority ownership interests in our licenses. Information with respect to subscribers are management estimates as of December 31, 1999. We determine market penetration by dividing total subscribers in each of our FCC cellular licensed areas at the end of the period by the estimated total population covered by the applicable cellular license or authorization.

                                                          TOTAL         NET          TOTAL        MARKET        DATE
                                                        POPULATION   POPULATION   SUBSCRIBERS   PENETRATION   ACQUIRED
                                                        ----------   ----------   -----------   -----------   --------
MARKETS:
NORTHERN REGION
  Youngstown (Youngstown, OH MSA, Sharon, PA MSA,
    PA 1 RSA and OH 11 RSA)...........................     911,000      911,000                                 1998
  OH 2 RSA............................................     262,000      262,000                                 1999
  Erie (Erie, PA MSA).................................     280,000      280,000                                 1998
  PA (PA 2, 6 and 7 RSAs )............................     690,000      690,000                                 1998
  NY 3 RSA............................................     481,000      481,000                                 1998
                                                        ----------   ----------
    Total.............................................   2,624,000    2,624,000     238,300          9.1%
                                                        ----------   ----------     -------
CENTRAL REGION
  Northwest OK (Enid, OK MSA and OK
    2 RSA)............................................     106,000      106,000                                 1991
  OK 5 and 7 RSAs.....................................     157,000      101,000                                 1989
  TX 2 RSA............................................      89,000       55,000                                 1989
  KS/MO (KS 5 RSA, MO 1, 4 and 5 RSAs)................     246,000      246,000                                 1996
  TX 16 RSA...........................................     336,000      336,000                                 1998
  TX 10 RSA...........................................     320,000      320,000                                 1998
                                                        ----------   ----------
    Total.............................................   1,254,000    1,164,000      68,800          5.5%
                                                        ----------   ----------     -------
WESTERN REGION
  AZ 5 RSA............................................     183,000      137,000                                 1997
  AZ 1 RSA............................................     135,000      135,000                                 1999
  CA 7 RSA............................................     144,000      144,000                                 1998
  CA 4 RSA............................................     368,000      368,000                                 1998
  Santa Cruz, CA MSA..................................     251,000      219,000                                 1998
                                                        ----------   ----------
    Total.............................................   1,081,000    1,003,000      64,700          6.0%
                                                        ----------   ----------     -------
EASTERN REGION
  West MD (Cumberland, MD MSA, Hagerstown, MD MSA,
    MD 1 and 3 RSAs, and PA 10 West RSA)..............     494,000      494,000                                 1997
  East MD (MD 2 RSA)..................................     455,000      455,000                                 1997
                                                        ----------   ----------
    Total.............................................     949,000      949,000      72,900          7.7%
                                                        ----------   ----------     -------
        Total--Dobson regions combined................   5,908,000    5,740,000     444,700          7.5%
                                                        ==========   ==========     =======

PRODUCTS AND SERVICES

    We provide a variety of cellular services and products designed to address a range of business and personal needs. In addition to mobile voice and data transmission, we offer ancillary services such as call forwarding, call waiting, three-party conference calling, voice message storage and retrieval and no-answer transfer. The nature of the services we offer varies depending upon market area. We also sell cellular equipment at discount prices and use free phone promotions as a way to encourage use of our mobile services. We offer cellular service for a fixed monthly access fee accompanied by varying allotments of unbilled or free minutes, plus additional variable charges per minute of use and for custom calling features. We offer longer-term pricing programs under single year and, to a lesser extent, multi-year service contracts. Unlike some of our competitors, we design rate plans on a market-by-market basis. Our local general managers generally have the authority to initiate and modify rate plans, depending upon the market and competitive conditions. Generally, these rate plans include a high-volume user plan, a medium-volume user plan, a basic plan and an economy plan.

CUSTOMER SERVICE

    Customer service is an essential element of our marketing and operating philosophies. We are committed to attracting new subscribers and retaining existing subscribers by providing consistently high-quality customer service. In each of our cellular service areas, we maintain installation and repair facilities and a local staff, including a market manager and customer service, technical and sales representatives. In each of our cellular service areas, we handle our own customer-related functions, such as customer activations, account adjustments and rate plan changes. We believe our local offices and installation and repair facilities enhance our knowledge of local markets and enable us to better serve customers, schedule installations and make repairs. Through the use of centralized monitoring equipment, we are able to centrally monitor the technical performance of our cellular service areas.

    In addition, our customers generally are able to report cellular telephone service or account problems 24 hours a day to our regional customer service centers located in Oklahoma City, Oklahoma and Frederick, Maryland on a toll-free access number with no airtime charge. We believe that our emphasis on customer service affords us a competitive advantage over our larger competitors. We contact our subscribers frequently in order to evaluate and measure, on an ongoing basis, the quality and competitiveness of our services.

SALES, MARKETING AND DISTRIBUTION

    We focus our marketing program on attracting subscribers who we believe are likely to generate high monthly revenues and low churn rates. We undertake extensive market research to identify and design marketing programs to attract these subscribers and tailor distinctive rate plans and roaming rates to emphasize the quality, value and advantage of our cellular service. We have established marketing alliances with neighboring cellular systems to create larger home rate areas in order to increase our roaming revenues and to attract new subscribers. We market our service offerings primarily through our direct sales force and company-owned retail stores. We also use a network of dealers and other agents, such as electronics stores, car dealerships and department stores. In addition to these traditional channels, our marketing team continuously evaluates other, less traditional, methods of distributing our services and products, such as targeted telemarketing and direct mail programs.

    We market our cellular products and services under national brand names and, in selected markets, our own brand name. The service mark we select for use in each of our markets depends, to a large extent, upon the service mark used by the principal cellular operator in the neighboring metropolitan areas.

    We train and compensate our sales force in a manner designed to stress the importance of customer service, high penetration levels and minimum acquisition costs per subscriber. We believe that our direct sales force is better able to select and screen new subscribers and select pricing plans that realistically match subscriber means and needs than are independent agents. In addition, we motivate our direct sales force to sell appropriate rate plans to subscribers, thereby reducing churn, by linking payment of commissions to subscriber retention. As a result, we believe that our use of a direct sales force keeps marketing costs low both directly, because commissions are lower, and indirectly, because subscriber retention is higher than when we use independent agents. We had approximately 84 direct sales representatives as of December 31, 1999.

    We believe that our after-sale telemarketing program, which includes courtesy calls to our new customers and is conducted by our sales force and customer service personnel, helps to reduce our churn rates. This program enhances customer loyalty and allows our sales staff to check customer satisfaction as well as to offer additional calling features, such as voicemail, call waiting and call forwarding.

    We operated approximately 130 retail outlets as of December 31, 1999. Our retail stores range in size from 420 square feet to 6,400 square feet. Each of our retail stores is fully equipped to handle customer service and telephone maintenance and installation. Some of these stores are also authorized warranty repair centers. Our stores provide subscriber-friendly retail environments, including extended hours, a large selection of products and services, a well-trained sales staff and convenient locations, which are designed to make the sales process quick and easy for the subscriber.

ROAMING

    We believe that regional roaming is an important service component for many subscribers. Accordingly, where possible, we attempt to arrange roaming agreements that allow customers to roam at competitive prices. We believe this increases usage on all cellular systems, including our own. We focus on systems that are adjacent to major metropolitan areas and include a high concentration of expressway corridors, which tend to have a significant amount of roaming activity. The following table lists our principal roaming partners in each of our cellular markets:

CELLULAR MARKETS                        PRINCIPAL CELLULAR ROAMING PARTNERS
----------------                       -------------------------------------

Northern Region......................  AirTouch
                                       AT&T Wireless
                                       Southwestern Bell Mobile

Central Region.......................  AirTouch
                                       AT&T Wireless
                                       Houston Cellular
                                       Southwestern Bell Mobile
                                       U.S. Cellular

Western Region.......................  AirTouch
                                       AT&T Wireless
                                       Bay Area Cellular

Eastern Region.......................  AT&T Wireless
                                       Southwestern Bell Mobile

    Our largest roaming partner is AT&T Wireless. For the year ended
December 31, 1999, AT&T Wireless' customers accounted for approximately 43% of our roaming revenues, or approximately 20% of our total operating revenues. Under our roaming agreement with AT&T Wireless, we and AT&T Wireless charge each other favorable roaming rates for each of our respective markets. This rate will decrease over time. The agreement provides for the maintenance by us of certain call features and related services to roaming customers, such as call waiting, call forwarding, three-way calling, caller ID and voice mail. The roaming agreement may be terminated or suspended by either party if the FCC revokes a license covering a material portion of our or AT&T Wireless's markets, either party fails to control subscriber fraud, either party fails to adhere to system technical requirements and upgrades or either party breaches any of the material terms of the roaming agreement. The agreement expires in January 2003.

    We also have agreements with the North American Cellular Network, which is the largest wireless telephone network system in the world linking cellular operators throughout the United States and Canada and enabling customers to use their cellular phones to place and receive calls in these areas as easily as they do in their home areas. Through this network, customers are able to receive calls automatically without the use of complicated roaming codes as they roam in more than 5,000 cities and towns in the United States and Canada. In addition, the North American Cellular Network enables special services such as call forwarding and call waiting to automatically follow subscribers as they travel.

SYSTEM DEVELOPMENT AND TECHNOLOGY

    SYSTEM DEVELOPMENT. We develop or build out our cellular service areas in response to projected subscriber demand and competitive factors by adding channels to existing cell sites and by building new cell sites to increase capacity with an emphasis on improving coverage for hand-held phones in high-traffic areas. We develop projected subscriber service demand for each cellular market area on a cell-by-cell basis. In January 1998, we entered into an agreement with Lucent Technologies Inc. to purchase 300 cell sites, three switches and related hardware and software for approximately $81.0 million over a four year period. We estimate our aggregate remaining commitment under this agreement as of December 31, 1999 was approximately $26.8 million. We are also a party to another equipment supply agreement with Nortel to purchase approximately $120.0 million of cell site and switching equipment through the period ending in November 2001. We estimate our aggregate remaining commitment under this agreement as of December 31, 1999 was approximately $56.4 million.

    We expect our cell site expansion to enable us to continue to add and retain subscribers, enhance subscriber use of our systems, increase roaming traffic due to the larger geographic area covered by our cellular network and further enhance the overall efficiency of our cellular systems. We believe that the increased cellular coverage will have a positive impact on market penetration and subscriber usage.

    DIGITAL TECHNOLOGY. We use two basic protocols in our digital networks. Our primary digital technology or protocol is Time Division Multiple Access, known as TDMA, which divides each channel into three voice circuits providing service to three simultaneous users instead of using the same spectrum for one analog voice circuit. Our other digital technology or protocol is Code Division Multiple Access, known as CDMA, which converts analog voice signals into a wideband coded digital sequence that is transmitted over our cellular network. Our digital services include digital voice channels, short messaging services, message waiting indicator, increased battery life and caller ID services.

    We have upgraded substantially all of our systems to digital technology and we now offer digital voice and digital feature services to approximately 90% of our covered population. We match the digital protocols of our markets to those used by our roaming partners in adjoining markets in order to increase revenue opportunities.

    The following table reflects the digital technology currently used by us in each of our cellular markets.

                                                                            STATUS/EXPECTED
CELLULAR MARKET                                  DIGITAL TECHNOLOGY         COMPLETION DATE
---------------                              --------------------------   -------------------
Northern Region:
  Youngstown...............................  analog/TDMA IS-136           Completed
  Erie.....................................  analog/TDMA IS-136           Completed
  New York.................................  analog/TDMA IS-136           Completed
  Pennsylvania.............................  analog/TDMA IS-136           Completed
  Ohio 2...................................  analog/TDMA IS-136           Completed
                                             and analog/CDMA              First quarter 2000
  Michigan 3...............................  analog/TDMA IS-136           Second quarter 2000
  Michigan 10..............................  analog/TDMA IS-136           Second quarter 2000
Central Region:
  Oklahoma 5 and 7.........................  analog/TDMA IS-136           Completed
  Texas Panhandle..........................  analog/TDMA IS-136           Completed
  Northwest Oklahoma.......................  analog/TDMA IS-136           Completed
  Texas 10.................................  analog/TDMA IS-136           Completed
  Texas 16.................................  analog/TDMA IS-136           Completed
  Kansas/Missouri..........................  analog/TDMA IS-136           Completed
Western Region:
  Alaska 3.................................  analog/TDMA IS-136           Second quarter 2000
  Alaska 1.................................  analog/TDMA IS-136           Second quarter 2000
  Arizona 5................................  analog/CDMA                  Second quarter 2000
  Arizona 1................................  analog/TDMA IS-136           Completed
  California 7.............................  analog/CDMA                  Second quarter 2000
  California 4.............................  analog/TDMA IS-136           Completed
  Santa Cruz...............................  analog/TDMA IS-136           Completed
Eastern Region:
  East Maryland............................  analog/TDMA IS-136           Completed
  West Maryland............................  analog/TDMA IS-136           Completed

    BILLING SYSTEM. H.O. Systems, Inc. recently began providing the billing function for all of our cellular operations. Proprietary software furnished by H.O. Systems serves all functions of billing for corporate and retail locations. All administrative and customer maintenance functions are handled in-house.
H.O. Systems prints and processes all of our customer invoices. H.O. Systems' software was in place and functioning throughout all of our regions by the end of 1999. We use software that compliments this billing system, allowing the use of credit, collection and switch interfaces.

SERVICE MARKS

    We own the service mark Dobson Cellular-TM-, which we use in our cellular telephone systems in western Oklahoma and the Texas Panhandle. While we have not attempted to federally register the brand name "Dobson Cellular," we believe that our prior use of this brand name in the limited areas where it is used will enable us to effectively police against any infringing uses of our brand name.

    The following table sets forth the brand names used by us for products and services in each of our cellular markets:

CELLULAR MARKET                                             SERVICE MARK
---------------                                  -----------------------------------
Northern Region................................  CELLULAR ONE-Registered Trademark-
                                                 AIRTOUCH-TM-
                                                 CELLULAR-Registered Trademark-
Central Region.................................  Dobson Cellular-TM-
                                                 CELLULAR ONE-Registered Trademark-

Western Region.................................  CELLULAR ONE-Registered Trademark-
                                                 AIRTOUCH-TM-
                                                 CELLULAR-Registered Trademark-

Eastern Region.................................  CELLULAR ONE-Registered Trademark-

    CELLULAR ONE-Registered Trademark- is a registered service mark with the U.S. Patent and Trademark Office. The service mark is owned by Cellular One Group, a Delaware general partnership of Cellular One Marketing, Inc., a subsidiary of Southwestern Bell Mobile Systems and Cellular One
Development, Inc., a subsidiary of AT&T Wireless. We use the CELLULAR ONE-Registered Trademark- service mark to identify and promote our cellular telephone service pursuant to licensing agreements with Cellular One Group. We believe we obtain substantial marketing benefits from the name recognition associated with this widely used service mark, both with existing subscribers traveling outside of our service areas and with potential new subscribers moving into our service areas. Licensing and advertising fees are determined based upon the population of the licensed areas. The licensing agreements require us to provide high-quality cellular telephone service to our customers and to maintain a certain minimum overall customer satisfaction rating in surveys commissioned by the licensor. The licensing agreements have original five-year terms that begin expiring in 2000 and may be renewed at our option, subject to the satisfaction of certain operating standards, for two additional five-year terms.

    AIRTOUCH-TM- CELLULAR-Registered Trademark- is a registered service mark licensed by Vodafone AirTouch. Our right to use the service mark is non-exclusive and non-transferrable. The licensing agreement for the AIRTOUCH-TM- CELLULAR-Registered Trademark- service mark requires us to provide high-quality cellular telephone service to our customers and to otherwise maintain reasonable standards set by Vodafone AirTouch. The licensing agreement is for an initial term of 20 years with automatic extensions for additional five-year periods.

DISCONTINUED OPERATIONS

    Our former wholly owned subsidiary, Logix, provides integrated local, long distance, data and other telecommunications services to small and medium-sized business customers throughout the Southwestern United States. Logix operates long-haul fiber optic facilities in Oklahoma, Texas and Colorado and incumbent local exchange services in Oklahoma. Logix also offers switch-based integrated carrier provider services in Oklahoma City, Tulsa, Amarillo, Houston, Austin, Dallas, Forth Worth and San Antonio.

    We distributed the stock of Logix to certain of our stockholders, on January 24, 2000. Logix is accounted for as a discontinued operation in our consolidated financial statements.

COMPETITIVE STRENGTHS/COMPETITION

    We believe that our competitive strengths are:

    - ESTABLISHED OPERATING HISTORY IN RURAL AND SUBURBAN MARKETS. We began providing cellular telephone service in 1990 in Oklahoma and the Texas Panhandle and since then have rapidly expanded our cellular operations to include systems in rural and suburban markets covering a total proportionate population of approximately 8.8 million (5.9 million as of December 31, 1999). We believe that during this time we have gained substantial experience as an operator of cellular systems in rural and suburban markets.

    - PROVEN ACQUISITION AND INTEGRATION CAPABILITIES. Since 1996 we have successfully completed 19 acquisitions of cellular licenses and systems, significantly expanding the geographic scope of our operations. As a result, our total subscribers have increased from approximately 26,600 as of December 31, 1995 to approximately 444,700 as of December 31, 1999. On December 23, 1998 we acquired Sygnet, which increased the total population covered by our cellular systems by approximately 2.4 million. We substantially completed the integration of Sygnet's systems and operations by the end of June 1999, and since closing the Sygnet acquisition have increased the number of our subscribers in the Sygnet markets from approximately 178,800 to approximately 223,800 as of December 31, 1999, a 25.2% increase.

    - STRATEGIC RELATIONSHIP WITH AT&T WIRELESS. We have a strategic relationship with AT&T Wireless, which recently became one of our stockholders. Through this relationship, we have a coast-to-coast roaming agreement that enables our customers to use AT&T Wireless' systems, and AT&T Wireless' customers to use our systems, each at favorable rates. AT&T Wireless customers accounted for approximately 43% of our roaming revenues, or approximately 20% of our total revenues, for the year ended December 31, 1999. In addition, our joint venture with AT&T Wireless acquired American Cellular on February 25, 2000 for approximately
      $2.5 billion, including fees and expenses, which has further expanded the scope of our relationship with AT&T Wireless.

    - EXPERIENCED MANAGEMENT TEAM. We have an experienced management team. Both Everett R. Dobson, our Chairman of the Board and Chief Executive Officer, and G. Edward Evans, our President, have substantial experience in the wireless communications industry and both are actively involved in the Cellular Telecommunications Industry Association, the leading cellular industry association.

    - ABILITY TO OFFER A VARIETY OF DIGITAL SERVICES, INCLUDING DIGITAL VOICE AND DIGITAL FEATURE SERVICES TO APPROXIMATELY 90% OF OUR COVERED POPULATION. We have upgraded our cellular network to offer digital voice and digital feature services to approximately 90% of our covered population, which both enhances our attractiveness as a roaming partner to personal communications service and other cellular providers and provides increased services to our current subscribers, including digital voice services.

    We compete with various companies in each of our markets. The following table lists the principal competitors in each of our cellular markets:

                  CELLULAR MARKET                     PRINCIPAL COMPETITORS
---------------------------------------------------  ------------------------
Northern Region....................................  ALLTEL
                                                     Bell Atlantic Mobile
                                                     Frontier Cellular
                                                     GTE Wireless
Central Region.....................................  ALLTEL
                                                     AT&T Wireless
                                                     Chariton Cellular
                                                     GTE Wireless
                                                     Kansas Cellular
                                                     Pioneer Cellular
                                                     Southwestern Bell Mobile
                                                     Western Wireless
Western Region.....................................  Bell Atlantic Mobile
                                                     Centennial Cellular
                                                     Citizens Mojave Cellular
                                                     GTE Wireless
                                                     Nextel
                                                     Sprint PCS
Eastern Region.....................................  Bell Atlantic Mobile
                                                     Nextel
                                                     Sprint PCS
                                                     U.S. Cellular

    The telecommunications industry is experiencing significant technological changes, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements and changes in consumer preferences and expectations. Accordingly, we expect competition in the wireless telecommunications industry to be dynamic and intense as a result of the entrance of new competitors and the development of new technologies, products and services. Many of our competitors have been operating for a number of years, operate nationwide systems, currently serve a substantial subscriber base and have significantly greater financial, personnel, technical, marketing, sales and distribution resources than we do. Some competitors are expected to market other services, such as long distance, landline local exchange and internet access service, with their cellular telecommunication service offerings.

    We compete primarily against one other facilities-based cellular carrier in each of our cellular markets. We also compete with personal communications service and enhanced specialized mobile radio providers. We compete for customers based principally upon price, the services and enhancements offered, the quality of our cellular system, customer service, system coverage and capacity. This competition may increase to the extent that licenses are transferred from smaller, stand-alone operators to larger, better capitalized and more experienced cellular operators that may be able to offer consumers certain network advantages.

    AT&T Wireless, Nextel Communications and Sprint PCS operate substantially nationwide networks, and Bell Atlantic Mobile Systems, VoiceStream Wireless Corporation and Vodafone AirTouch, among others, through joint ventures and affiliation arrangements, could operate a substantially nationwide wireless system. If any of our roaming partners, including AT&T Wireless, were to acquire a personal communications service license for any of our markets, they could build out personal communications service networks in our markets to provide their customers with wireless service which would reduce our roaming revenues. Any increased competition from personal communications service providers in rural markets covered by our systems could also have the effect of further reducing the roaming rates we could charge. Although AT&T Wireless has agreed not to build out personal communications service networks in any of the markets currently served by American Cellular for five years after the consummation of the American Cellular acquisition, AT&T Wireless is not contractually restricted from building out a competing personal communications service network in our markets.

    We also face, to a lesser extent, competition from mobile satellite service providers, as well as from resellers of these services and cellular service. In the future, we may also compete more directly with traditional landline telephone service providers. Recently, the FCC created potential sources of new competition by auctioning additional personal communications service licenses, as well as licenses for wireless communications services, local multipoint distribution service and 220 to 222 MHz service. Further, the FCC has announced plans to auction licenses in the general wireless communications services, the 24 GHz and 39 GHz Services, has allocated spectrum in the 700 MHz band for auction in May 2000 that may be licensed for mobile use, and has stated its intent to reauction in July 2000 personal communication service licenses that have been the subject of bankruptcy proceedings and/or otherwise returned to the FCC. The FCC has also recently announced its intent to allocate approximately 200 MHz of additional spectrum to wireless use, much of which can be licensed for commercial wireless purposes. Continuing technological advances in telecommunications make it impossible to predict the extent of future competition. However, due to the depth and breadth of these competitive services offered by operators using these other technologies, future competition from these operators could be intense.

CELLULAR OPERATIONS--AMERICAN CELLULAR

    American Cellular is one of the largest independent rural cellular telephone operators in the United States. American Cellular's systems cover a total population of approximately 4.8 million and, as of December 31, 1999 it had approximately 431,200 subscribers. American Cellular has concentrated its recent efforts on creating an integrated network of cellular systems in its operating regions. American Cellular operated four regions of cellular systems in New York, Kentucky and the Upper Midwest and Mid-Atlantic regions as well as certain other markets and has a number of other minority interests. American Cellular markets all of its cellular products and services under the CELLULAR ONE-Registered Trademark- brand name for its cellular systems. American Cellular offers digital technology, which is comprised of digital feature services, such as call waiting, caller ID and voice mail, in all its cellular systems, and digital voice services through approximately 60% of its cell sites. The joint venture expects to convert the remaining 40% of American Cellular's cell sites to offer digital voice services by the end of the second quarter of 2000. American Cellular's management, organization, billing system, network infrastructure and working programs are substantially similar to ours.

    The majority of American Cellular's systems are in the early stages of their growth cycle and, we believe, afford significant opportunities for improvements in performance, particularly with respect to rates of penetration and churn. There can be no assurances, however, that we, as the operator of these systems under our joint venture with AT&T Wireless, will be able to achieve or maintain such improvements.

MARKETS AND SYSTEMS

    The following table sets forth information with respect to American Cellular's existing cellular markets.

                                             TOTAL         NET          TOTAL        MARKET        DATE
                                           POPULATION   POPULATION   SUBSCRIBERS   PENETRATION   ACQUIRED
                                           ----------   ----------   -----------   -----------   --------
MARKETS:
UPPER MIDWEST REGION
  Duluth MSA/MN 4 RSA/WI 2 RSA...........    290,000      290,000                                  1994
  Eau Claire MSA/WI 2 RSA................    174,000      168,000                                  1994
  Wausau MSA/WI 6A RSA...................    158,000      153,000                                  1995
  MN 2A RSA..............................     31,000       31,000                                  1995
  MN 3 RSA...............................     58,000       58,000                                  1994
  MN 5 RSA...............................    257,000      257,000                                  1995
  MS 6 RSA...............................    145,000      145,000                                  1994
  WI 1 RSA...............................    109,000      109,000                                  1994
  WI 3 RSA/WI 2 RSA......................    166,000      166,000                                  1994
  WI 4 RSA...............................    119,000      119,000                                  1997
  WI 5 RSA...............................     80,000       80,000                                  1997
  MI 1 RSA...............................    198,000      198,000                                  1995
  Alton, IL RSA..........................     23,000       20,000
                                           ---------    ---------
    Total................................  1,808,000    1,794,000      177,600          9.8%
                                           ---------    ---------      -------

NY REGION
  Orange County NY MSA...................    330,000      330,000                                  1996
  Poughkeepsie NY MSA....................    264,000      253,000                                  1996
  NY 5 RSA...............................    378,000      378,000                                  1995
  NY 6 RSA...............................    112,000      112,000                                  1996
                                           ---------    ---------
    Total................................  1,084,000    1,073,000      109,700         10.1%
                                           ---------    ---------      -------

KY REGION
  KY 4 RSA...............................    252,000      252,000                                  1997
  KY 5 RSA...............................    161,000      161,000                                  1997
  KY 6 RSA...............................    268,000      268,000                                  1997
  KY 8 RSA...............................    120,000      120,000                                  1997
  TN 4 RSA...............................    273,000      273,000                                  1998
                                           ---------    ---------
    Total................................  1,074,000    1,074,000       78,500          7.3%
                                           ---------    ---------      -------

MID-ATLANTIC REGION
  OH 7 RSA/OH 10A RSA....................    323,000      323,000                                  1995
  PA 9 RSA...............................    187,000      187,000                                  1996
  WV 2 RSA...............................     78,000       78,000                                  1995
  WV 3 RSA...............................    266,000      266,000                                  1996
                                           ---------    ---------
    Total................................    854,000      854,000       65,400          7.7%
                                           ---------    ---------      -------
      Total--American Cellular regions
        combined.........................  4,820,000    4,795,000      431,200          8.9%
                                           =========    =========      =======

MARKETING

    American Cellular markets all of its cellular products and services under the CELLULAR ONE-Registered Trademark-brand names. We believe the national advertising campaign conducted by the Cellular One Group has enhanced American Cellular's advertising exposure at a lower cost than could be achieved alone. We also believe that American Cellular has obtained substantial marketing benefits from the name recognition associated with this widely used service mark, both with existing subscribers traveling outside of American Cellular's service areas and with potential new subscribers moving into American Cellular's service areas.

    Through its membership in North American Cellular Network and other special networking arrangements, American Cellular has provided extended regional and national service to its subscribers in other markets, thereby allowing them to make and receive calls while in other cellular service areas without dialing special access codes.

    American Cellular's sales force works principally out of its retail stores in which American Cellular offers a full line of cellular products and services. As of December 31, 1999, American Cellular maintained approximately 90 retail locations. Ranging from 250 square feet to 4,000 square feet, each store is fully equipped to handle customer service and telephone maintenance and installation. Some of these stores are also authorized warranty repair centers.

PRODUCTS AND SERVICES

    In addition to providing cellular telephone service in each of its markets, American Cellular also offers various custom-calling features, including voice mail, call forwarding, call waiting, three-way conference calling and no answer transfer. American Cellular has upgraded its systems to provide digital feature services in its markets such as caller ID, message waiting indicator, short messaging services and sleep mode for longer battery life.

    American Cellular offers several rate plans so that customers may choose the plan that best fits their expected calling needs. American Cellular has designed rate plans on a market-by-market basis. These rate plans include a high-volume user plan, a medium-volume user plan, a basic plan and an economy plan. Most rate plans combine a fixed monthly access fee, a designated amount of free minutes, per-minute usage charges and additional charges for custom-calling features in a package which offers value to the customer while enhancing airtime use and revenues. In general, rate plans which include a higher monthly access fee typically include a lower usage rate per minute.

    Agreements between American Cellular and other cellular operators allow their respective subscribers to place calls, or roam, in most cellular service areas throughout the country. American Cellular's markets, strategically surrounding or between major metropolitan areas, encompass significant portions of heavily traveled corridors, which results in significant roaming revenues.

CUSTOMER SERVICE

    Customer service is an essential element of American Cellular's marketing and operating philosophy. American Cellular has endeavored to attract new subscribers and retain existing subscribers by providing consistently high-quality customer service. In each of its cellular service regions, American Cellular has maintained a local staff, including a market manager, customer service representatives, technical and engineering staff, sales representatives and installation and repair facilities. Each cellular service region handles its own customer-related functions such as credit evaluation, customer activations, account adjustments and rate plan changes. Local offices and installation and repair facilities have enabled American Cellular to better service customers, schedule installations and make repairs.

COMPETITORS AND ADJOINING SYSTEMS

    The following chart lists American Cellular's cellular competitors in each of its regions.

AMERICAN CELLULAR REGIONS                           COMPETITORS
-------------------------              -------------------------------------
Upper Midwest                          AirTouch Communications, Inc.
                                       U.S. Cellular
                                       CelluLink
                                       Cellular 2000
                                       CellCom
                                       Century Telephone Enterprises
                                       Rural Cellular Corp.

Mid-Atlantic                           U.S. Cellular
                                       ALLTEL
                                       Ameritech
                                       Bell Atlantic Mobile

New York                               Bell Atlantic Mobile

Kentucky                               BellSouth Mobility
                                       Ramcell, Inc.
                                       Bluegrass Cellular
                                       U.S. Cellular
                                       ALLTEL

SERVICE MARKS

    American Cellular uses the CELLULAR ONE-Registered Trademark- service mark to identify and promote its cellular telephone service pursuant to licensing agreements with Cellular One Group. Licensing and advertising fees are determined based upon the population of the licensed areas. The licensing agreements require American Cellular to provide high-quality cellular telephone service to its customers and to maintain a certain minimum overall customer satisfaction rating in surveys commissioned by Cellular One Group. The licensing agreements which American Cellular has entered into are for original five-year terms expiring on various dates. These agreements may be renewed at American Cellular's option for three additional five-year terms.

EMPLOYEES AND DEALERS

    As of December 31, 1999, American Cellular had approximately 815 employees. In addition, American Cellular has agreements with independent dealers, including car dealerships, electronics stores, paging services companies and independent contractors. None of American Cellular's employees are represented by a labor organization, and American Cellular's management considers its employee relations to be good.

REGULATION

OVERVIEW

    The wireless telecommunications industry is subject to extensive governmental regulation on the federal level and to varying degrees on the state level. The enactment of the Telecommunications Act of 1996 has had an impact on many aspects of this regulation. In addition, this regulation is currently the subject of administrative rulemakings and judicial proceedings that are significant to us. The following is a summary of the federal laws and regulations that materially affect the wireless telecommunications industry, in general, and us, in particular, and a description of applicable certain state laws. This section does not purport to be a summary of all present and proposed federal, state and local regulations and legislation relating to the wireless telecommunications industry.

FEDERAL REGULATION

    The licensing, construction, modification, operation, ownership and acquisition of cellular telephone systems are subject to regulations and policies of the FCC under the Communications Act of 1934, as amended. The FCC has promulgated rules and regulations governing, among other things, applications to construct and operate cellular communications systems, applications to transfer control of or assign cellular licenses and technical and operational standards for the operation of cellular systems (such as maximum power and antenna height).

    The FCC licenses cellular systems in accordance with 734 geographically defined market areas comprised of 306 MSAs and 428 RSAs. In each market, the frequencies allocated for cellular telephone use are divided into two equal 25 MHz blocks and designated as wireline and non-wireline. Apart from the different frequency blocks, there is no technical difference between wireline and non-wireline cellular systems and the operational requirements imposed on each by the FCC are the same. Under FCC rules, the authorized service area of a cellular provider in each of its markets is referred to as the cellular geographic service area. The cellular geographic service area may conform exactly with the boundaries of the FCC designated MSA or RSA, or it may be smaller if a licensee has chosen not to provide services to certain areas. A cellular licensee has the exclusive right to expand its cellular geographic service area boundaries within the licensee's MSA or RSA for a period of five years after grant of the licensee's initial construction permit. At the end of this five-year build-out period, however, other entities may apply to serve portions of the MSA or RSA, of at least 50 square miles, in areas outside the licensee's then designated cellular geographic service area. The five year build-out period has expired for most licensees and the FCC has granted several "unserved area" applications filed by parties other than the original MSA or RSA licensee. No entity may, directly or indirectly, own a controlling interest in, or otherwise have the ability to control, both systems. The FCC may prohibit or impose conditions on transfers of licenses. In addition, under FCC rules, no person or entity may have an attributable interest, as defined in FCC rules, in a total of more than 45 MHz of licensed broadband personal communications service, cellular and enhanced specialized mobile radio spectrum, regulated as commercial mobile radio services with significant overlap in any geographic area except in RSAs, where a total of 55MHz is lawful. This so-called "spectrum cap" rule could have an impact on our ability to acquire other cellular systems, and it also could limit the universe of potential buyers of any of our systems should we wish to sell.

    The FCC recently amended the spectrum cap ownership attribution rules to allow for somewhat more ownership overlap. Significant overlap will occur when at least 10% of the 1990 census population of the licensed service area is within the cellular geographic service area, as defined below, and/or the personal communications service area or enhanced specialized mobile radio service area. Ownership limits on overlapping cellular licensees were recently amended so that a party with a controlling interest or otherwise attributable interest in a cellular licensee may have a direct or indirect ownership interest of up to 5% in another cellular licensee in overlapping cellular geographic service areas, and a party may have a direct or indirect ownership interest of up to 20% in both cellular licensees in overlapping cellular geographic service areas so long as neither interest is a controlling interest. This change in the ownership attribution rules affords greater opportunities for non-controlling investment in cellular systems and could facilitate our ability to attract capital or to make investments in other cellular operators.

    Cellular service providers also must satisfy a variety of FCC requirements relating to technical and reporting matters. One requirement is the coordination of proposed frequency usage with adjacent cellular users, permittees and licensees in order to avoid interference between adjacent systems. In addition, the height and power of base station transmitting facilities and the type of signals they emit must fall within specified parameters. We are obligated to pay annual regulatory fees and assessments to support the FCC's regulation of its cellular operations, as well as fees necessary to support federal universal service programs, number portability regional database costs, centralized administration of telephone numbering, telecommunications relay service for the hearing-impaired and application filing fees. These regulatory payment obligations will increase our costs of doing business.

    The Communications Act requires prior FCC approval for substantive, non proforma transfers or assignments to or from us of a controlling interest in any license or construction permit, or any rights thereunder. Although we cannot assure you that the FCC will approve or timely act upon any future requests for approval of applications that we file, we have no reason to believe that the FCC would not approve or grant such requests or applications in due course. Because an FCC license is necessary to lawfully provide cellular service, if the FCC were to disapprove any such filing our business plans would be adversely affected.

    The FCC also regulates a number of other aspects of the cellular business. For example, the FCC regulates cellular resale practices and currently also applies such cellular resale requirements to A and B Block (and A/B Block controlled) broadband personal communications service and enhanced specialized mobile radio licensees. These cellular, personal communications service and enhanced specialized mobile radio providers may not restrict any customer's resale of their services or unreasonably discriminate against resellers of their services. All resale obligations for cellular, broadband personal communications service and enhanced specialized mobile radio operators are currently scheduled to terminate on November 24, 2002. Moreover, federal legislation enacted in 1993 requires the FCC to reduce the disparities in the regulatory treatment of similar mobile services, such as cellular services, personal communications services and enhanced specialized mobile radio services. Under this regulatory structure, all of our cellular licenses are classified as commercial mobile radio services. As a commercial mobile radio services provider, the FCC regulates us as a common carrier. The FCC, however, has exempted cellular services from some typical common carrier regulations, such as tariff filings, thereby allowing us to respond more quickly to our competition in the marketplace.

    The FCC has also adopted requirements for cellular and other commercial mobile radio services providers to implement basic and enhanced 911 services. These services provide emergency service providers with the ability to better identify and locate callers using wireless services, including callers using special devices for the hearing impaired. Our obligations to implement these services are scheduled to occur in several stages, with the final stage beginning as early as March 2001 and the FCC recently amended its rules to eliminate a requirement that carriers be compensated for enhanced 911 costs and expand the circumstances under which wireless carriers may be required to offer enhanced 911 services. Federal legislation recently signed into law may limit our liability relative to incompleted 911 calls to a degree commensurate with wireline carriers in our markets. Federal law also requires cellular and personal communications service carriers to provide law enforcement agencies with capacity to support lawful wiretaps by March 12, 2001 and technical capabilities for wiretaps beginning June 30, 2000 and to comply with wiretap-related record-keeping and personnel-related obligations. Some of the FCC's and FBI's rules implementing the wiretap requirements are currently being reviewed by federal courts. These wireless 911 and law enforcement wiretap requirements may create additional capital obligations for us to make necessary system changes.

    In addition, the FCC regulates the ancillary service offerings that cellular and personal communications service licensees can provide and permits cellular, broadband personal communications service, paging and enhanced specialized mobile radio licensees to offer fixed services on a co-primary basis along with mobile services. This rule change may facilitate the provision of wireless local loop service, which involves the use of wireless links to provide local telephone service by cellular licensees, as well as broadband personal communications service and enhanced specialized mobile radio licensees, although the extent of lawful state regulation of such "wireless local loop" service is undetermined. In this regard, the FCC has also adopted telephone number portability rules for local exchange carriers, as well as cellular, personal communications service and enhanced specialized mobile radio licensees, that could facilitate the development of local exchange competition, including wireless local loop service. The new number portability rules generally require cellular, personal communications service and enhanced specialized mobile radio licensees to have the capability to deliver calls from their systems to ported numbers effective December 31, 1998 and offer number portability and roaming to ported numbers by November 24, 2002 but this schedule may be expedited if deemed necessary by the FCC to promote number conservation. These requirements may result in added capital expenditures for us to make necessary system changes, although we currently have no plans for any such expenditures.

    The FCC has also adopted rules to govern customer billing by commercial mobile radio service providers and is considering whether to extend billing rules currently applicable to landline carriers to commercial mobile radio services carriers. Adoption of some of the FCC's proposals could increase the complexity and costs of our billing processes and limit the manner in which we bill for services. Finally, the FCC has initiated a rulemaking proceeding to help facilitate the offering of so-called "calling party pays" services whereby the party placing the call to a wireless customer pays the wireless airtime charges. Adoption of a calling party pays system may result in increased usage of wireless systems, thereby generating increased revenues and creating more competition between commercial mobile radio services and traditional landline carriers.

    The FCC generally grants cellular and personal communications service licenses for terms of ten years that are renewable upon application to the FCC. Near the conclusion of the license term, we must file applications for renewal of licenses to obtain authority to operate for an additional 10-year term. The FCC may revoke our licenses and may deny our license renewal applications for cause after appropriate notice and hearing. The FCC will award a renewal expectancy to us if we meet certain standards of past performance. If we receive a renewal expectancy, it is very likely that the FCC will renew our existing cellular license without entertaining competing applications. To receive a renewal expectancy, we must show that we have provided "substantial" service during our past license term, and have substantially complied with applicable FCC rules and policies and the Communications Act. The FCC defines "substantial" service as service which is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal. If a licensee does not receive a renewal expectancy, then the FCC will accept competing applications for the license, subject to a comparative hearing, and the FCC may award the license to another entity. To date, the FCC has renewed each of our licenses for which a renewal application was required for a new ten year term. The balance of our existing licenses begin to expire in October 2000.

    A personal communications service system operates under a protected geographic service area license granted by the FCC for either a major trading area or a basic trading area on one of six frequency blocks allocated for broadband service. The FCC has divided the United States and its possessions and territories into personal communications service markets based upon Rand McNally's 493 basic trading areas, all of which are included in the 51 major trading areas. The FCC has allocated 120 MHz of radio spectrum in the 2 GHz band for licensed broadband PCS services. The FCC divided the 120 MHz of spectrum into six individual blocks, two 30 MHz blocks (A and B Blocks) licensed for each of the 51 major trading areas, one 30 MHz block (C Block) licensed for each of the 493 basic trading areas, and three 10 MHz blocks (D, E and F Blocks) licensed for each of the 493 basic trading areas, a total of more than 2,000 licenses.

    The FCC may deny applications for FCC authority, and in extreme cases revoke licenses, if it finds that an entity lacks the requisite "character" qualifications to be a licensee. In making the determination, the FCC considers whether an applicant or licensee has been the subject of adverse findings in a judicial or administrative proceeding involving felonies, the possession or sale of unlawful drugs, fraud, antitrust violations or unfair competition, employment discrimination, misrepresentations to the FCC or other government agencies, or serious violations of the Communications Act or FCC regulations. To our knowledge, there are no activities, and no judicial or administrative proceedings, involving either us or the licensees in which we hold a controlling interest, that would warrant such a finding by the FCC.

    If foreign nationals or their representatives, a foreign government or its representative or any corporation organized under the laws of a foreign country own of record or vote greater than 25 percent of our equity and the FCC determines that the public interest would be so served, it may revoke our cellular licenses or require an ownership restructuring. The FCC will generally permit additional indirect ownership in excess of the statutory 25 percent benchmark where that interest is to be held by an entity or entities from member countries of the World Trade Organization. For investors from countries that are not members of the World Trade Organization, the FCC will determine whether the home country of the foreign investor extends reciprocal treatment called "equivalent competitive opportunities" to U.S. entities. If these opportunities do not exist, it is unlikely that the FCC will permit investment beyond the 25 percent benchmark. These restrictions could adversely affect our ability to attract additional equity financing. We have no knowledge that any foreign national owns any of our capital stock.

    The Telecommunications Act, which made significant changes to the Communications Act and terminated the antitrust consent decree applicable to the regional Bell operating companies, affects the telecommunications industry. This legislation, among other things, affects competition for local telecommunications services, interconnection arrangements for carriers, universal service funding and the provision of interexchange services.

    The Telecommunications Act requires state public utilities commissions and/or the FCC to implement policies that mandate reciprocal compensation between local exchange carriers, a category that will, for these purposes, include cellular carriers, for interconnection services at rates more closely related to cost. In a rulemaking proceeding pertaining to interconnection between local exchange carriers and commercial mobile radio service providers such as us, the FCC concluded that local exchange carriers are required to compensate commercial mobile radio service providers for the reasonable costs incurred by these providers in terminating traffic that originates on local exchange carrier facilities, and vice versa. Consistent with this ruling, the FCC has determined that local exchange carriers may not charge a commercial mobile radio service provider or other carrier for terminating local exchange carrier-originated traffic and that local exchange carriers may not charge commercial mobile radio service providers for number activation and use fees. Depending on further FCC disposition of these issues, we may or may not be successful in securing refunds, future relief or both, with respect to charges for termination of local exchange carrier-originated local traffic. If the FCC ultimately resolves these issues in favor of commercial mobile radio service providers, then we will pursue relief through settlement negotiations, administrative complaint procedures or both. If these issues are ultimately decided in favor of the local exchange carriers, we likely would be required to pay all past due contested charges and may also be assessed interest and late charges for the withhold amounts. These requirements could in the future have a material effect on us.

    The Telecommunications Act requires, and the FCC has adopted, rules that require interstate communications carriers, including cellular carriers, to "make an equitable and non-discriminatory contribution" to a universal service fund that reimburses communications carriers that provide basic communications services to users who receive services at subsidized rates. We have made such payments as the FCC has required. The United States Court of Appeals for the Fifth Circuit recently reversed many of the FCC's rules regarding carriers' contribution obligations, and the FCC has recently adopted rules implementing the court's decision. While it generally appears that our contributions to federal universal service programs may decrease, our contributions to state universal service programs may be subject to increases and, moreover, the FCC's decision implementing the court's decision is subject to further administrative and possibly judicial proceedings. Thus, the impact of the court's decision is uncertain. We may also seek to qualify for payments from these programs in high cost areas where we provide wireless services, although we are not certain that such payments will be available to cellular carriers. If such payments are made available to us, they would be an additional source of revenue to us that could be used to subsidize service we provide in these high cost areas.

    The Telecommunications Act also eases the restrictions on the provision of interexchange telephone services by wireless carriers affiliated with regional Bell operating companies. Regional Bell operating company-affiliated wireless carriers have interpreted the legislation to permit immediate provision of in region long distance call delivery for their cellular customers, thus presenting an additional source of competition to us.

    Additionally, the Telecommunications Act specifically exempts all cellular carriers from the obligation to provide equal access to interstate long distance carriers. However, the Telecommunications Act gives the FCC the authority to impose rules to require unblocked access through carrier identification codes or

800/888 numbers, so that cellular subscribers are not denied access to the long distance carrier of their choosing, if the FCC determines that the public interest so requires. We currently provide "dial around" equal access to all of our customers.

    The Telecommunications Act also imposes restrictions on a telecommunications carrier's use of customer proprietary network information without prior customer approval. FCC rules implementing these restrictions are being revised but have the potential to impose upon us new costly obligations and impose burdens on our current marketing activities. The FCC's rules implementing the Telecommunications Act's customer proprietary network information provisions were recently vacated by the United States Court of Appeals for the Tenth Circuit on First Amendment grounds. The extent to which the FCC will need to modify its rules to address the court's concerns is uncertain, but imposition of rules similar to those vacated by the court would impose additional costs on us and inhibit our marketing efforts.

    The Telecommunications Act also requires telecommunications carriers to make their services accessible to persons with disabilities and the FCC's rules implementing these requirements are effective. These rules generally require service providers to offer equipment and services that are accessible to and usable by persons with disabilities, if readily available, and to comply with complaint/grievance procedures for violations of these provisions. These rules are still new and are subject to interpretation through the complaint process. While much of the focus of these rules is on the manufacture of equipment, carriers such as us could, if found to have violated the rules, be subject to fines and/or the imposition of costly new requirements.

    In addition, the FCC is currently considering rules to promote the conservation of numbering resources. These efforts may affect wireless service providers by imposing additional costs or limiting access to numbering resources. The FCC has also authorized a number of states, including California, Ohio and Texas to initiate limited numbering administration measures while the FCC's consideration of federal rules remains pending, and other states have requested similar authority. The impact of the federal rules on wireless carriers, and whether states will continue to have numbering administration authority, is uncertain. If more states are given authority over numbering administration, differing number conservation regimes may be adopted in different states. In such a case, we likely would incur additional costs in order to keep abreast of each such regime.

    The FCC has determined that interexchange (long distance) service offerings of commercial mobile radio service providers are subject to rate averaging and rate integration requirements of the Telecommunications Act. Rate averaging requires us to average our intrastate long distance commercial mobile radio service rates between high cost and urban costs. The FCC has delayed implementation of the rate integration requirements with respect to wide area rate plans pending further reconsideration of its rules, and has delayed the requirement that commercial mobile radio service carriers integrate their rates among commercial mobile radio service affiliates. Other aspects of the FCC's rules are currently under review before the United States Court of Appeals for the District of Columbia. There is a pending proceeding in which the FCC will determine how integration requirements apply to commercial mobile radio service offerings, including single rate plans. While this proceeding is pending, commercial mobile radio service providers are subject to long distance rate integration only where they separately state a long distance toll charge and bill to customers, and the FCC is not enforcing the requirement for wide-area plans. To the extent that we offer services subject to these requirements our pricing flexibility is reduced, and there is no assurance that the FCC will decline to impose these requirements on us and/or across our various commercial mobile radio service affiliates.

    The overall impact of the Telecommunications Act on our business is unclear and will likely remain so for the foreseeable future. For example, limitations on local zoning requirements imposed by the Telecommunications Act may facilitate the construction of new cell sites and related facilities. However, these restrictions on zoning authority may provide only limited assistance to cellular carriers. On the other hand, other provisions of the new statute relating to interconnection, telephone number portability, universal service, equal access, use of customer proprietary network information and resale could subject us to additional costs and increased competition.

STATE, LOCAL AND OTHER REGULATION

    The Communications Act preempts state or local regulation of the market entry of, or the rates charged by, any commercial mobile radio services or any private mobile service provider, which includes cellular telephone service providers. The FCC has denied the petitions of eight states to continue their rate regulation authority, including authority over cellular operators. As a practical matter, we are free to establish rates and offer new products and service with a minimum of regulatory requirements. The states in which we operate maintain nominal oversight jurisdiction, primarily focusing upon prior approval of acquisitions and transfers of licenses and resolution of customer complaints.

    The location and construction of our cellular transmitter towers and antennas are subject to FCC and Federal Aviation Administration regulations and are subject to federal, state and local environmental regulation, as well as state or local zoning, land use and other regulation. Before we can put a system into commercial operation, we must obtain all necessary zoning and building permit approvals for the cell site microwave tower locations. The time needed to obtain zoning approvals and requisite state permits varies from market to market and state to state. Likewise, variations exist in local zoning processes. Additionally, any proposed site must comply with the FCC's environmental rules. If zoning approval or requisite state permits cannot be obtained, or if environmental rules make construction impossible or infeasible on a particular site, our network design might be adversely affected, network design costs could increase the service provided to our customers might be reduced.

    We cannot assure you that any state or local regulatory requirements currently applicable to our systems will not be changed in the future or that regulatory requirements will not be adopted in those states and localities which currently have none. Such changes could impose new obligations on us that would adversely affect our operating results.

FUTURE REGULATION

    From time to time, federal or state legislators propose legislation that could affect us, either beneficially or adversely. We cannot assure you that federal or state legislation will not be enacted, or that regulations will not be adopted or actions taken by the FCC or state regulatory authorities, that might adversely affect our business. Changes such as the allocation by the FCC of radio spectrum for services that compete with our business could adversely affect our operating results.

EMPLOYEES AND AGENTS

    As of December 31, 1999, we had approximately 1,065 employees. In addition, as of that date, we had agreements with approximately 365 independent sales agents, including car dealerships, electronics stores, paging service companies and independent contractors. None of our employees is represented by a labor organization, and we consider our employee relations to be good.

ITEM 2.  PROPERTIES

    We maintain our corporate headquarters in Oklahoma City, Oklahoma where we lease approximately 24,600 square feet at a monthly rental of approximately $19,000. As of December 31, 1999, our cellular operations leased approximately 130 retail offices and approximately 10 administrative offices at aggregate annual rentals of approximately $3.3 million. We review these leases from time to time and, in the future, may lease or acquire new facilities as needed. We expect to lease or purchase additional sales and administrative office spaces in connection with our pending acquisitions. We do not anticipate encountering any material difficulties in meeting our future needs for leased space. We also owned or leased approximately 488 cell sites as of December 31, 1999.

ITEM 3.  LEGAL PROCEEDINGS

    We are not currently aware of any pending or threatened litigation against us or our subsidiaries that could have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On November 10, 1999, the holders of our common stock unanimously consented to the adoption of resolutions affirming and ratifying:

(i)     the formation of an IPO Committee,
(ii)    the distribution of Logix Communications Enterprises, Inc.
        and its subsidiaries to holders of common stock and Class D preferred stock prior to the IPO,
(iii)   our recapitalization and reorganization,
(iv)    the appointment and designation of our corporate officers,
(v) the authorization of the initial public offering of our common stock and related matters,
(viii)  the registration of our common stock with the Nasdaq
        National Market,
(ix)    the adherence to NASD requirements,
(x)     the appointment of a transfer agent,
(xi)    our tender offer for our 11.75% senior notes due 2007, and
(xii)   our new credit facility.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    As of December 31, 1999, there was no established trading market for our common stock. On February 9, 2000, we closed the initial public offering of 25,000,000 shares of our Class A common stock at a price to the public of $22.00 per share. Since this date, our Class A common stock has been traded over-the-counter and is quoted on the Nasdaq National Market System under the ticker symbol "DCEL". There currently is no established public trading market for our Class B common stock or Class D common stock. Each share of our Class B common stock and Class D common stock is convertible into one share of our Class A common stock and each share of Class B common stock is entitled to ten votes per share.

    As of March 3, 2000, there were 49 and four shareholders of record for our Class A and Class B common stock, respectively. The closing price of our Class A common stock on March 3, 2000 was $21.81.

    We paid cash dividends of approximately $7.6 million to our common stockholders in 1997. Since then, we have not paid any cash dividends to our common stockholders. We currently intend to retain all of our earnings to finance our operations, repay indebtedness and fund future growth. We do not expect to pay any dividends on our common stock for the foreseeable future. In addition, covenants contained in the instruments governing our bank credit facilities and our outstanding preferred stock limit our ability to pay cash dividends on our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth certain historical consolidated financial data with respect to each of the five years ended December 31, 1999. The consolidated financial data has been derived from our consolidated financial statements. The historical consolidated financial data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and the related notes thereto included in Item 8, Financial Statements and Supplementary Data.

                                                                     YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------------------------
                                                  1999          1998          1997          1996          1995
                                               -----------   -----------   -----------   -----------   -----------
                                                                ($ IN THOUSANDS EXCEPT PER SHARE
                                                                    AND PER SUBSCRIBER DATA)
STATEMENT OF OPERATIONS DATA:
  Revenue:
    Service revenue..........................  $   160,075   $    69,402   $    38,410   $    17,593   $    13,949
    Roaming revenue..........................      145,473        66,479        26,262         7,852         4,370
    Equipment sales..........................       14,011         4,130         1,455           662           671
    Other revenue............................          380            24           587           832           693
                                               -----------   -----------   -----------   -----------   -----------
    Total revenue............................      319,939       140,035        66,714        26,939        19,683
                                               -----------   -----------   -----------   -----------   -----------
  Operating expenses:
    Cost of service..........................       47,408        33,267        16,431         6,119         4,654
    Cost of equipment........................       28,512         8,360         4,046         2,571         2,013
    Marketing and selling....................       50,649        22,393        10,669         4,462         3,103
    General and administrative...............       55,482        26,051        11,555         3,902         3,035
    Depreciation and amortization............      127,440        47,110        16,798         5,241         2,529
                                               -----------   -----------   -----------   -----------   -----------
    Total operating expenses.................      309,491       137,181        59,499        22,295        15,334
                                               -----------   -----------   -----------   -----------   -----------
  Operating income...........................       10,448         2,854         7,215         4,644         4,349
  Interest expense...........................     (109,509)      (38,979)      (27,640)       (4,284)       (1,854)
  Other income (expense), net................        3,853         3,858         2,777        (1,503)         (210)
  Minority interests in income of
    subsidiaries(1)..........................       (3,308)       (2,487)       (1,693)         (675)       (1,334)
  Income tax benefit (provision).............       37,436        11,469         3,625           593          (347)
                                               -----------   -----------   -----------   -----------   -----------
  (Loss) income from continuing operations
    before extraordinary items...............      (61,080)      (23,285)      (15,716)       (1,225)          604
                                               -----------   -----------   -----------   -----------   -----------
  Discontinued operations:
  (Loss) income from discontinued operations,
    net of income taxes......................      (48,243)      (27,110)          332           331           500
  Loss on disposal of discontinued
    operations, net of income taxes..........      (18,248)           --            --            --            --
  Extraordinary items, net of income
    taxes(2).................................           --        (2,166)       (1,350)         (527)           --
                                               -----------   -----------   -----------   -----------   -----------
  Net (loss) income..........................  $  (127,571)  $   (52,561)  $   (16,734)  $    (1,421)  $     1,104
  Dividends on preferred stock...............      (69,477)      (23,955)       (2,603)         (849)         (591)
                                               -----------   -----------   -----------   -----------   -----------
  Net (loss) income applicable to common
    stockholders.............................  $  (197,048)  $   (76,516)  $   (19,337)  $    (2,270)  $       513
                                               ===========   ===========   ===========   ===========   ===========
  Net (loss) income applicable to common
    stockholders per common share:
    Before discontinued operations and
      extraordinary expense..................  $     (2.38)  $     (0.90)  $     (0.35)  $     (0.04)  $        --
    Discontinued operations..................        (1.21)        (0.51)         0.01          0.01          0.01
    Extraordinary expense....................           --         (0.04)        (0.03)        (0.01)           --
                                               -----------   -----------   -----------   -----------   -----------
  Net (loss) income applicable to common
    stockholders per common share............  $     (3.59)  $     (1.45)  $     (0.37)  $     (0.04)  $      0.01
                                               ===========   ===========   ===========   ===========   ===========
  Cash dividends declared per common share...  $        --   $        --   $      0.14   $      0.01   $      0.01
                                               ===========   ===========   ===========   ===========   ===========
  Weighted average common shares
    outstanding..............................   54,823,354    52,773,972    52,728,059    52,728,059    52,728,059
                                               ===========   ===========   ===========   ===========   ===========
OTHER FINANCIAL DATA:
  Capital expenditures, excluding cost of
    acquisitions.............................  $    91,537   $    55,289   $    23,216   $    17,438   $     3,925
OTHER DATA:
  Cellular subscribers (at period end).......      444,700       352,000       100,100        34,000        26,600
  Cellular penetration (at period end)(3)....          7.5%          6.8%          6.1%          5.8%          8.0%
  Cellular churn(4)..........................          2.0%          2.0%          1.9%          1.8%          1.5%
  Average monthly revenue per cellular
    subscriber(5)............................  $        33   $        40   $        41   $        48   $        50

                                                                 DECEMBER 31,
                                           --------------------------------------------------------
                                              1999         1998        1997       1996       1995
                                           ----------   ----------   --------   --------   --------
                                                            (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents..............  $    4,251   $   22,324   $  2,752   $   981    $   732
  Restricted cash and investments........      49,346       75,580     26,777        --         --
  Net fixed assets.......................     208,568      173,054     52,374    26,794     11,414
  Total assets...........................   1,655,084    1,703,427    359,645    95,376     37,711
  Long-term debt, net of current
    portion..............................   1,041,816    1,103,857    335,570    75,750     24,319
  Mandatorily redeemable preferred
    stock................................     540,722      381,320     11,623    10,000      5,913
  Stockholders' deficit..................    (353,830)    (156,783)   (36,673)   (9,802)    (6,971)

------------------------

(1) Reflects minority interests in partnerships in which we own the majority interests.

(2) Extraordinary items reflect losses related to early extinguishment of debt.

(3) Determined by dividing our total ending cellular subscribers for the period by the estimated total Pops covered by applicable FCC cellular licenses.

(4) Churn means the number of cellular subscriber cancellations per period as a percentage of the weighted average total cellular subscribers during such period. Churn is stated as the average monthly churn rate for the period.

(5) Excludes roaming and equipment revenue.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis presents factors which we believe are relevant to an assessment and understanding of our consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8.

OVERVIEW

    We provide rural suburban cellular telephone services. We began providing cellular telephone services in 1990 in Oklahoma and the Texas Panhandle. We have rapidly expanded our cellular operations with an acquisition strategy targeting underdeveloped rural and suburban areas which have a significant number of potential customers with substantial needs for cellular communications. At December 31, 1999, our cellular systems covered a population of 5.9 million and we had approximately 444,700 subscribers.

    On February 25, 2000, our equally-owned joint venture with AT&T Wireless acquired American Cellular for approximately $2.5 billion, including fees and expenses. American Cellular is one of the largest independent rural cellular telephone operations in the United States. As of December 31, 1999, American Cellular's systems covered a total population of approximately 4.9 million and it had approximately 431,200 subscribers, primarily in rural areas of the midwestern and eastern United States.

    We will account for our interest in the American Cellular joint venture using the equity method of accounting. As a result, beginning with the first quarter of 2000, we will reflect our proportionate share of the joint venture's equity in a single line item entitled "Investment in unconsolidated subsidiary" in our balance sheet and we will reflect our proportionate share of the joint venture's net income or losses in a single line item entitled "Equity in income
(loss) of unconsolidated subsidiary" in our statement of operations. To the extent that the joint venture incurs losses in the future, our "Investment in unconsolidated subsidiary" will be reduced.

    Since 1996 and as of March 3, 2000, we have completed 19 acquisitions of cellular licenses and systems and related assets for an aggregate purchase price of $3.5 billion, increasing the total proportionate population served by our systems to approximately 8.5 million and expanding the geographical scope of our operations. Although our cash flows from operations has increased as a result of our acquisitions, the increased amortization of our costs of FCC licenses and related assets, and our acquisition costs, together with the increased interest expense and dividend requirements associated with our outstanding indebtedness and preferred stock, have resulted in increased losses applicable to common stockholders for 1999, 1998 and 1997. We expect that our interest in the American Cellular joint venture will result in an immediate increase in our net losses. We expect our net losses to continue until we expand our acquired systems and increase our subscriber base. Our recent acquisitions affect the comparability of our historical results of operations for the periods discussed, therefore these results may not be indicative of future performance.

REVENUE

    Our cellular revenues consist of service revenue, roaming revenue, equipment sales and other revenues. There has been an industry trend of declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime and subscriptions and other charges. We believe that the impact of this trend will be mitigated by increases in the number of cellular telecommunications subscribers and the number of minutes of usage per subscriber. There has also been a broad trend in the wireless telecommunications industry of declining average revenue per subscriber. We believe that this downward trend results primarily from the addition of new lower usage customers who utilize wireless services for personal convenience, security or as a backup to their traditional landline telephone as well as declining average revenues per minute.

    Roaming revenues are revenues we derive from providing service to subscribers of other wireless providers when those subscribers "roam" into our markets and use our systems to carry their calls. Roaming accounted for 45.5%, 47.5% and 39.4% of our cellular revenue for the years ended December 31, 1999, 1998 and 1997, respectively. Roaming revenues typically yield higher average per minute rates and higher margins than revenues from our subscribers. We achieve these higher margins because we incur virtually no costs related to equipment, customer service or collections to earn roaming revenues.

    We include any toll, or long-distance, revenues related to our cellular and roaming services in service revenues and roaming revenues. Our roaming yield, which is our roaming service revenues, including airtime, toll charges and surcharges, divided by roaming minutes of use, was $.48, $.61 and $.72 per minute for the years ended December 31, 1999, 1998 and 1997. Despite the decline in our roaming yield, we have seen overall roaming revenues grow due to growth in roaming minutes of use.

    We derive roaming revenues from charges to our subscribers when those subscribers roam into other wireless providers' markets. Our current accounting practice is to net those revenues against the associated expenses charged to us by third-party wireless providers (that is, the fees we pay the other wireless providers for carrying our subscribers' calls on their network) and to record the net expense as cost of service. Historically, we have been able to pass through to our subscribers the majority of the costs charged to us by third-party wireless providers. Recently, the industry has been moving to pricing plans that include flat rate pricing and larger home areas. Under these types of plans, amounts charged to us by other wireless providers may not necessarily be passed through to our subscribers. Therefore, we are currently assessing the need to report these revenues and expenses separately in our statements of operations. If we had reported these revenues and expenses separately in our statement of operations for the years ended December 31, 1999, 1998 and 1997, revenues would have been $359.3 million, $150.8 million, and $74.4 million, respectively, average monthly revenues per cellular subscriber, excluding roaming revenues, would have been $42, $48 and $52, respectively.

    Our overall cellular penetration rates increased in 1999 and 1998 compared to 1997 due to the incremental penetration gains in existing markets. We believe that as our cellular penetration rates increase, the increase in new subscriber revenues will continue to exceed the loss of revenues attributable to our cellular churns.

COSTS AND EXPENSES

    Our primary operating expense categories include cost of service, cost of equipment, marketing and selling costs, general and administrative costs and depreciation and amortization.

    Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party cellular providers for providing service to our subscribers when our subscribers roam into their markets.

    Our cost of equipment represents the cost associated with telephone equipment and accessories sold to customers. In recent years, we and other cellular providers, have increased the use of discounts on phone equipment and free phone promotions, as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales, which have resulted in increased marketing and selling costs per gross additional subscriber. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased revenue from increases in the number of cellular subscribers.

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

    Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections, and corporate administration.

    Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of our intangible assets, primarily cellular license acquisition costs and customer lists.

    During the first quarter 2000, we expect to incur an extraordinary pretax loss of approximately $37.1 million, which includes a $28.4 million premium paid on the retirement of our 11.75% senior notes and an $8.7 million write-off of previously capitalized financing costs associated with our existing Dobson Operating Company and Dobson Cellular Operations Company credit facilities and our senior notes.

DISCONTINUED OPERATIONS

    Our former wholly-owned subsidiary, Logix, provides integrated local, long distance, data and other telecommunications services to small and medium-sized business customers throughout the Southwest United States. Logix operates long-haul fiber optic facilities in Oklahoma, Texas and Colorado and incumbent local exchange services in Oklahoma. Logix also offers switch-based integrated communications provider services in Oklahoma City, Tulsa, Amarillo, Houston, Austin, Dallas, Fort Worth and San Antonio.

    We distributed the stock of Logix to certain of our stockholders on January 24, 2000. Logix is accounted for as a discontinued operation in our consolidated financial statements.

RESULTS OF OPERATIONS

    The financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statement numbers.

    YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    OPERATING REVENUES. For the year ended December 31, 1999, total operating revenue increased $179.9 million, or 128.5%, to $319.9 million from $140.0 million for the comparable period in 1998. Our total service revenues, roaming revenues and equipment sales and other revenues represented 50.0%, 45.5% and 4.5%, respectively, of total operating revenue during the year ended December 31, 1999 and 49.5%, 47.5% and 3.0%, respectively, of total operating revenue during the year ended December 31, 1998.

    The following table sets forth the components of the Company's revenue for the periods indicated:

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
                                                           ($ IN THOUSANDS)
Operating revenue:
  Service revenue.......................................  $160,075   $ 69,402
  Roaming revenue.......................................   145,473     66,479
  Equipment sales.......................................    14,391      4,154
                                                          --------   --------
  Total.................................................  $319,939   $140,035
                                                          ========   ========

    For the year ended December 31, 1999, service revenue increased
$90.7 million, or 130.6%, to $160.1 million from $69.4 million for the year ended December 31, 1998. Of the increase, $85.1 million was attributable to the service revenue earned by markets acquired during 1998 and 1999 acquisitions. On a pro forma basis, assuming these acquisitions had occured at the beginning of 1998, service revenues increased 13.3% from 1998, due to increased penetration and usage in our markets. Our subscriber base increased 26.3% to 444,700 at December 31, 1999 from 352,000 at December 31, 1998. Approximately 16,300 subscribers were added since December 31, 1998 as a result of acquisitions. Our average monthly service revenue per subscriber decreased 17.5% to $33 for the year ended December 31, 1999 from $40 for the comparable period in 1998 due to the addition of new lower rate subscribers in our eastern region and competitive market pressures in all our markets.

    For the year ended December 31, 1999, roaming revenue increased
$79.0 million, or 118.8%, to $145.5 million from $66.5 million for the year ended December 31, 1998. Of the increase, $53.7 million was attributable to the roaming revenue earned by markets acquired during 1998 and 1999 acquisitions. On a pro forma basis, assuming these acquisitions had occured at the beginning of 1998, roaming revenue increased 45.0% from 1998 due to increased roaming minutes in our markets from expanded coverage areas and increased usage.

    For the year ended December 31, 1999, equipment sales and other revenues increased $10.2 million, or 246.4%, to $14.4 million from $4.2 million for the year ended December 31, 1998 due to increased sales of equipment as a result of growth in subscribers.

    COST OF SERVICE. For the year ended December 31, 1999, the total cost of service increased $14.1 million, or 42.5%, to $47.4 million from $33.3 million for the comparable period in 1998. The increase was primarily attributable to increased subscribers and minutes of use in our markets. As a percentage of service and roaming revenue, our cost of cellular service decreased to 15.5% for the year ended December 31, 1999 from 24.5% for the year ended December 31, 1998. This decrease was primarily a result of a reduction in rates charged by third-party cellular providers for providing service to our subscribers.

    COST OF EQUIPMENT. For the year ended December 31, 1999, our cost of equipment increased $20.1 million, or 241.1%, to $28.5 million during 1999 from $8.4 million in 1998, primarily as a result of increases in the volume of equipment we sold due to the growth in subscribers.

    MARKETING AND SELLING COSTS. For the year ended December 31, 1999, our marketing and selling costs increased $28.2 million, or 126.2%, to $50.6 million from $22.4 million for the year ended December 31, 1998. As a percentage of total operating revenue, marketing and selling costs decreased slightly to 15.8% for the year ended December 31, 1999 from 16.0% for the year ended December 31, 1998. We added 176,600 gross subscribers during the year ended December 31, 1999 and 65,700 gross subscribers during the year ended December 31, 1998. Gross subscriber additions do not include subscribers acquired through business acquisitions.

    GENERAL AND ADMINISTRATIVE COSTS. For the year ended December 31, 1999, our general and administrative costs increased $29.4 million, or 113.0%, to $55.5 million from $26.1 million for the year ended December 31, 1998. This increase was the result of increased infrastructure costs, including customer service, billing, collections and administrative costs as a result of the overall growth. Our average monthly general and administrative costs per average subscriber decreased 25% to $12 for 1999 compared to $16 for 1998. This decrease in general and administrative costs per subscribers was primarily from efficiencies gained from the integration of acquired companies.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the year ended December 31, 1999, our depreciation and amortization expense increased $80.3 million, or 170.5% to $127.4 million from $47.1 million for 1998. Depreciation and amortization of assets acquired in acquisitions accounted for $61.4 million of this increase. The remainder of this increase was from depreciation and amortization attributable to our depreciable assets and intangibles.

    INTEREST EXPENSE. For the year ended December 31, 1999, our interest expense increased $70.5 million, or 180.9%, to $109.5 million from $39.0 million for the year ended December 31, 1998. The increase resulted primarily from our increased borrowings during December of 1998 to finance our acquisitions.

    OTHER INCOME (EXPENSE), NET. For the year ended December 31, 1999 and 1998, our other income remained constant at $3.9 million.

    MINORITY INTERESTS IN INCOME OF SUBSIDIARIES.  For the year ended
December 31, 1999, our minority interests in income of subsidiaries increased $0.8 million, or 33.0%, to $3.3 million from $2.5 million in 1998. This increase was attributable to the increased income earned from our subsidiaries in established markets in which we do not own a 100% interest, which was offset by losses from subsidiaries in newly acquired markets in which we do not own a 100% interest.

    EXTRAORDINARY EXPENSE. For the year ended December 31, 1998, we incurred an extraordinary pretax loss of approximately $3.3 million as a result of writing off previously capitalized financing costs associated with the revolving credit facility that was refinanced in March 1998.

    (LOSS) INCOME FROM DISCONTINUED OPERATIONS.  For the year ended
December 31, 1999, we had a loss from discontinued operations of $48.2 million, compared to $27.1 million for the year ended December 31, 1998. This increase resulted from increased losses by Logix, our wholly-owned subsidiary. Subsequent to year-end, we distributed the capital stock of Logix to certain of our stockholders.

    LOSS FROM DISPOSAL OF DISCONTINUED OPERATIONS. For the year ended December 31, 1999, we incurred an extraordinary pretax loss of approximately $29.4 million resulting from our loss on the disposition of Logix. This loss represents Logix' loss from November 10, 1999 (the date we adopted a plan to distribute the stock of Logix) through January 24, 2000 (the date of disposition).

    NET (LOSS) INCOME. For the year ended December 31, 1999, our net loss was $127.6 million. Our net loss increased $75.0 million, or 142.7%, from $52.6 million for the year ended December 31, 1998. The increase in our net loss was primarily attributable to increased depreciation and amortization expense and interest expense resulting from our recent business acquisitions, related financings and increased losses from discontinued operations.

    DIVIDENDS ON PREFERRED STOCK. For the year ended December 31, 1999, our dividends on preferred stock increased $45.5 million, or 190.0%, to $69.5 million from $24.0 million for the year ended December 31, 1998. The increase was primarily the result of additional dividends on our December 1998 and May 1999 issuance of senior preferred stock.

    YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    OPERATING REVENUES. For the year ended December 31, 1998, total operating revenue increased $73.3 million, or 109.9%, to $140.0 million from $66.7 million for the comparable period in 1997. Our total service revenues, roaming revenues and equipment sales and other revenues represented 49.5%, 47.5% and 3.0%, respectively, of total operating revenue during the year ended December 31, 1998 and 57.6%, 39.4% and 3.1%, respectively, of total operating revenue during the year ended December 31, 1997.

    The following table sets forth the components of the Company's revenue for the periods indicated:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                           -------------------
                                                             1998       1997
                                                           --------   --------
                                                            ($ IN THOUSANDS)
Operating revenue:
  Service revenue........................................  $ 69,402   $38,410
  Roaming revenue........................................    66,479    26,263
  Equipment sales........................................     4,154     2,041
                                                           --------   -------
  Total..................................................  $140,035   $66,714
                                                           ========   =======

    For the year ended December 31, 1998, service revenue increased
$31.0 million, or 80.7%, to $69.4 million from $38.4 million for the year ended December 31, 1997. Of the increase, $15.8 million was attributable to the service revenue earned by markets acquired during 1997 and 1998 acquisitions. On a pro forma basis, assuming these acquisitions had occured at the beginning of 1997, service revenue increased 19.5% from 1997 due to increased penetration and usage in our central and eastern regions. Our subscriber base increased 251.7% to 352,000 at December 31, 1998 from 100,100 at December 31, 1997. Approximately 220,600 subscribers were added since December 31, 1997 as a result of acquisitions. Our average monthly service revenue per subscriber decreased 2.4% to $40 for the year ended December 31, 1998 from $41 for the comparable period in 1997 due to the addition of new lower rate subscribers in our eastern region and competitive market pressures in all our markets.

    For the year ended December 31, 1998, roaming revenue increased
$40.2 million, or 153.1%, to $66.5 million from $26.3 million for the year ended December 31, 1997. Of the increase, $25.0 million was attributable to the roaming revenue earned by markets acquired during 1997 and 1998 acquisitions. On a pro forma basis, assuming these acquisitions had occured at the beginning of 1997, roaming revenue increased 21.4% from 1997 due to increased roaming minutes in our central and eastern regions due to expanded coverage areas and increased usage in these markets.

    For the year ended December 31, 1998, equipment sales and other revenues increased $2.2 million, or 103.5%, to $4.2 million from $2.0 million for the year ended December 31, 1997 due to increased sales of equipment as a result of growth in subscribers.

    COST OF SERVICE. For the year ended December 31, 1998, the total cost of service increased $16.8 million, or 102.5%, to $33.3 million from $16.4 million for the comparable period in 1997. Of the increase, $9.0 million was attributable to acquisitions. The remaining $7.8 million was primarily attributable to increased subscribers and minutes of use in our central and eastern regions and payments we made to other wireless service providers for the use of their networks while our customers were roaming in their service areas. As a percentage of service and roaming revenue, our cost of cellular service remained constant at 24.5% for the year ended December 31, 1998 and the year ended December 31, 1997.

    COST OF EQUIPMENT. For the year ended December 31, 1998, our cost of equipment increased $4.3 million, or 106.6%, to $8.4 million during 1999 from $4.0 million in 1997, primarily as a result of increases in the volume of equipment we sold due to the growth in subscribers.

    MARKETING AND SELLING COSTS. For the year ended December 31, 1998, our marketing and selling costs increased $11.7 million, or 109.9%, to $22.4 million from $10.7 million for the year ended December 31, 1997. As a percentage of total operating revenue, marketing and selling costs remained constant at 16.0% for the year ended December 31, 1998 and the year ended December 31, 1997. We added 65,700 gross subscribers during the year ended December 31, 1998 and 33,400 gross subscribers during the year ended December 31, 1997. Gross subscriber additions do not include subscribers acquired through business acquisitions.

    GENERAL AND ADMINISTRATIVE COSTS. For the year ended December 31, 1998, our general and administrative costs increased $14.5 million, or 125.5%, to $26.1 million from $11.6 million for the year ended December 31, 1997. This increase was the result of increased infrastructure costs, including customer service, billing, collections and administrative costs as a result of the overall growth. As a percentage of total operating revenue, general and administrative costs increased to 18.6% in the year ended December 31, 1998 from 17.3% in the year ended December 31, 1997. The increase as a percentage of total operating revenues resulted from initial inefficiencies created in our administrative areas as a result of the fourth quarter 1998 operational split of our ongoing wireless and our wireline business segments. In addition, we experienced higher than expected levels of bad debt expenses in certain markets in the fourth quarter of 1998.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the year ended December 31, 1998, our depreciation and amortization expense increased $30.3 million, or 180.5% to $47.1 million from $16.8 million for 1997. Depreciation and amortization of assets acquired in acquisitions accounted for $21.1 million of this increase. The remainder of this increase was from depreciation attributable to our depreciable assets.

    INTEREST EXPENSE. For the year ended December 31, 1998, our interest expense increased $11.3 million, or 41.0%, to $39.0 million from $27.6 million for the year ended December 31, 1997. The increase resulted primarily from our increased borrowings in 1998 to finance our acquisitions.

    OTHER INCOME (EXPENSE), NET. For the year ended December 31, 1998, our other income increased $1.1 million, or 38.9%, to $3.9 million from $2.8 million for the year ended December 31, 1997. Of this increase, $0.9 million was attributable to increased interest income in 1998. In 1998, we had higher investment balances than in 1997, primarily related to proceeds from the sale of securities pending their use and escrow deposits relating to acquisition completed in 1998.

    MINORITY INTERESTS IN INCOME OF SUBSIDIARIES.  For the year ended
December 31, 1998, our minority interests in income of subsidiaries increased $0.8 million, or 46.9%, to $2.5 million from $1.7 million in 1997. This increase was attributable to the increased income earned from our subsidiaries in established markets in which we do not own a 100% interest, which was offset by losses from subsidiaries in newly acquired markets in which we do not own a 100% interest.

    EXTRAORDINARY EXPENSE. In 1998 and 1997, we incurred an extraordinary pretax loss of approximately $3.3 million and $2.2 million, respectively, as a result of writing off previously capitalized financing costs associated with revolving credit facilities that were refinanced in March 1998 and February 1997, respectively.

    (LOSS) INCOME FROM DISCONTINUED OPERATIONS.  For the year ended
December 31, 1998, we had a loss from discontinued operations of $27.1 million, compared to income from discontinued operations of $0.3 million for the year ended December 31, 1997. The loss was the result of increased losses by Logix, our local exchange carrier subsidiary, that substantially expanded its operations in 1998. We distributed the capital stock of Logix to our current stockholders subsequent to year end.

    NET (LOSS) INCOME . For the year ended December 31, 1998, our net loss was $52.6 million. Our net loss increased $35.9 million, or 214.1%, from $16.7 million for the year ended December 31, 1997. The increase in our net loss was primarily attributable to increased depreciation and amortization expense and interest expense resulting from our 1998 business acquisitions and related financings and increased losses from discontinued operations.

    DIVIDENDS ON PREFERRED STOCK. For the year ended December 31, 1998, our dividends on preferred stock increased $21.4 million, or 820.2%, to $24.0 million from $2.6 million for the year ended December 31, 1997. The increase was primarily the result of additional dividends on our January 1998 issuance of senior preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

    We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our cellular systems and and those we may acquire. We have financed our operations through cash flows from operating activities, bank debt and the sale of debt and equity securities.

NET CASH FLOW

    At December 31, 1999, we had a working capital deficit of $19.2 million, a ratio of current assets to current liabilities of 0.8:1 and an unrestricted cash balance of $4.3 million, which compares to working capital of $13.5 million, a ratio of current assets to current liabilities of 1.1:1 and an unrestricted cash balance of $22.3 million at December 31, 1998.

    Our net cash provided by operating activities totaled $26.7 million for 1999 compared to $28.0 million for 1998 and $6.9 million for 1997. The decrease of $1.3 million was primarily due to an increase in our net loss and deferred income taxes for the period offset by increased depreciation and amortization. The increase of $21.1 million from 1997 to 1998 was primarily due to depreciation and amortization and the change in current assets and liabilities offset by our net loss for the period.

    Our net cash used in investing activities, which totaled $123.5 million, $999.1 million and $217.6 million for the years ended December 31, 1999, 1998 and 1997, respectively, related primarily to acquisitions and capital expenditures in all periods. Acquisitions and their related costs accounted for $40.0 million, $945.4 million and $190.7 million and capital expenditures were $91.5 million, $55.3 million and $17.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

    Net cash provided by financing activities was $78.8 million for the year ended December 31, 1999 compared to $990.6 million and $212.5 million for 1998 and 1997, respectively. Financing activity sources for the year ended
December 31, 1999 consisted primarily of the issuance of $170.0 million of 13% senior preferred stock, maturities of restricted investments of $29.7 million and proceeds from long-term debt of $126.0 million, which was partially offset by the redemption of $55.0 million of our Class F and Class G preferred stock and repayments of long-term debt totaling $161.2 million.

    The minority partners in partnerships that own certain of our cellular operations receive distributions equal to their share of the profit multiplied by estimated income tax rates. Under our bank credit agreements, our minority partners are not entitled to receive any cash distributions in excess of amounts required to meet income tax obligations until all indebtedness of their respective partnerships to us is paid or extinguished.

CAPITAL RESOURCES

    On January 14, 2000, we obtained a new $800.0 million credit facility under a credit agreement with Bank of America, N.A., as Administrative Agent and a group of participating lenders, the proceeds of which were used primarily:

    - to consolidate the indebtedness of our Dobson Cellular Operations Company subsidiary under a $160.0 million credit facility and our Dobson Operating Company subsidiary under a $250.0 million senior secured credit facility;

    - to repurchase $159.7 million outstanding principal amount of our 11.75% senior notes due 2007; and

    - to pay the cash portion of the costs of certain of our pending acquisitions.

    This new credit facility includes a $300.0 million revolving credit facility and $500.0 million of term loan facilities consisting of a Term A Facility of $350.0 million and a Term B Facility of $150.0 million. All of these loans will mature in 2007.

    This credit facility is structured as a loan to our subsidiary, Dobson Operating Co., L.L.C., the successor by merger to Dobson Cellular Operating Company and Dobson Operating Company, with guarantees from certain of its subsidiaries and us. Advances bear interest, at our option, on a prime rate or LIBOR formula. Our obligations under the credit facility are secured by:

    - a pledge of the membership interests in the borrower;

    - stock and partnership interests of certain of the borrower's subsidiaries; and

    - liens on substantially all of the assets of the borrower and the borrower's restricted subsidiaries including FCC licenses, but only to the extent such licenses can be pledged under applicable law.

    We are required to amortize the Term A Facility with quarterly principal payments of $5.0 million commencing June 30, 2001, increasing over the term of the loan to quarterly principal payments of $25.0 million. We are required to amortize the Term B Facility with quarterly principal payments of $375,000 from March 31, 2000 through December 31, 2006 and with quarterly principal payments of $34.9 million during 2007. In addition, under certain circumstances, we are required to make prepayments of proceeds received from significant asset sales, new borrowings and sales of equity, other than this offering, and a portion of excess cash flow. We have the right to prepay the credit facility in whole or in part at any time.

    Our new credit facility imposes a number of restrictive covenants that, among other things, limit our ability to incur additional indebtedness, create liens, make capital expenditures and pay dividends. In addition, we are required to maintain certain financial ratios with respect to the borrower and certain of its subsidiaries, including:

    - a ratio of total indebtedness to operating cash flow of initially not more than 7.75 to 1, decreasing over time to 5.00 to 1;

    - a ratio of operating cash flow to debt service requirements of initially not less than 1.15 to 1, increasing over time to 1.50 to 1;

    - a ratio of operating cash flow to interest expense of initially not less than 1.40 to 1, increasing over time to 2.25 to 1;

    - beginning on December 31, 2001, a ratio of operating cash flow minus capital expenditures to the sum of debt service requirements and cash distributions of initially not less than 1.05 to 1, increasing over time to 1.25 to 1; and

    - a limitation of capital expenditures for 2000 and 2001.

    Our subsidiary, Dobson/Sygnet, is a party to a credit agreement for an aggregate of $430.0 million, consisting of a $50.0 million revolving credit facility and $380.0 million of term loan facilities. Interest on the revolving credit facility and the term loan facilities is based on a prime rate or a LIBOR formula, and has ranged between 8.3% and 8.9% since inception. As of December 31, 1999, we had $398.0 million outstanding under the Dobson/Sygnet credit facilities and we had $24.0 million of availability under the Dobson/Sygnet credit facilities.

    The obligations under the Dobson/Sygnet credit facilities are secured by a pledge of the capital stock of Dobson/Sygnet's operating subsidiary as well as a lien on substantially all of the assets of Dobson/Sygnet and its operating subsidiary. The Dobson/Sygnet credit facilities require that Dobson/Sygnet and we maintain certain financial ratios. The failure to maintain these ratios would constitute an event of default, notwithstanding Dobson/Sygnet's ability to meet its debt service obligations. The Dobson/Sygnet credit facilities amortize quarterly beginning on December 31, 2000. The revolving credit facility terminates on September 23, 2006. The $50.0 million term loan facility terminates on March 23, 2007 and the $380.0 million term loan facility terminates on December 23, 2007. The weighted average interest rate on the Dobson/Sygnet credit facilities was 9.8% as of December 31, 1999.

    Dobson/Sygnet has outstanding $200.0 million aggregate principal amount of senior notes that mature in 2008. The Dobson/Sygnet notes bear interest at an annual rate of 12 1/4%, payable semi-annually on each June 15 and December 15, beginning June 15, 1999. The Dobson/Sygnet note indenture contains restrictive covenants that, among other things, limit our ability and that of Dobson/Sygnet's subsidiaries to incur additional indebtedness, create liens, pay dividends or make distributions in respect of their capital stock, make investments or certain other restricted payments, sell assets, redeem capital stock, issue or sell stock of restricted subsidiaries, enter into transactions with stockholders or affiliates or effect a consolidation or merger. Of the net proceeds from the sale of these notes, we used $67.7 million, to purchase securities we have pledged to secure the first six semi-annual interest payments on the notes. The restricted cash and investments balance at December 31, 1999, relating to these purchased securities was $46.3 million.

    On January 14, 2000, we repurchased $159.7 million of our outstanding
$160.0 million aggregate principal amount of senior notes which mature in April 2007 and accrued interest at an annual rate of 11 3/4%, payable semi-annually on each April 15 and October 15. We repurchased our outstanding senior notes with funds available under our new credit facility described above.

    As of December 31, 1999, we have issued and outstanding 12 1/4% senior preferred stock and 13% senior preferred stock with aggregate liquidation values of $295.2 million and $185.2 million, respectively, including accrued stock dividends. Each of the certificates of designation for our senior preferred stock contains several restrictive covenants which may limit our ability to issue indebtedness in the future.

CAPITAL COMMITMENTS

    We had capital expenditures of $91.5 million during 1999. We have budgeted approximately $100.0 million for capital expenditures in 2000. We may also require additional financing for future acquisitions, to refinance our debt at its final maturities and to meet our mandatory redemption provisions on our senior preferred stock.

    We have agreed to purchase approximately $120.0 million of cell site and switching equipment from Nortel Networks Corp. prior to November 2001. Of this commitment, approximately $56.4 million remained outstanding at December 31, 1999. Under another equipment supply agreement, we agreed to purchase approximately $81.0 million of cell site and switching equipment from Lucent Technologies Inc. by January 13, 2002. Of this commitment, $26.8 million remained outstanding at December 31, 1999. Purchases made under these commitments will be financed using funds available under our credit facilities. We expect to fulfill our purchase commitments under both of these agreements with purchases budgeted for 2000 and 2001.

    We recently entered into a definitive agreement to acquire the FCC license for, and certain assets related to, Texas 9 RSA for an aggregate purchase price of $125.0 million, subject to adjustment. This acquisition is expected to close in the first half of 2000. On June 24, 1999 we concluded our purchase of the FCC license for, and certain assets related to, Maryland 1 RSA and an unserved portion of Cumberland, Maryland MSA for $9.1 million in cash using available funds under our credit facilities. In the third quarter of 1999, we also acquired the FCC license for, and certain assets related to, a portion of Arizona 1 RSA for $24.0 million. Arizona 1 is located in northwestern Arizona. Effective December 14, 1999, we concluded the purchase of the FCC license for, and certain assets related to, Pennsylvania 2 RSA for $6.0 million. Effective January 31, 2000, we concluded the purchase of the FCC license for, and certain assets related to, Alaska 3 RSA for $12.0 million. On February 11, 2000, we concluded our purchase of the FCC license for, and certain assets related to, Michigan 3 RSA for $97.0 million. Effective February 17, 2000, we concluded the purchase of the FCC license for, and certain assets related to, Alaska 1 RSA for $16.0 million. On February 25, 2000, our equally-owned joint venture with AT&T Wireless, acquired American Cellular for approximately $2.5 billion, including fees and expenses. On March 3, 2000, we acquired the FCC license for Michigan 10 RSA and certain related assets for approximately $34.0 million. We have no definitive agreements with respect to any acquisitions other than our acquisition of Texas 9 RSA.

    The American Cellular joint venture has a bank credit facility of $1.75 billion with Bank of America N.A., as Administrative Agent and a group of participating lenders. After initial funding and borrowings under this credit facility to complete the American Cellular acquisition, there is approximately $75.0 million of credit availability. American Cellular has required, and will likely continue to require, substantial capital to further develop, expand and upgrade its cellular systems. The American Cellular joint venture has budgeted approximately $70.0 million for American Cellular capital expenditures in 2000. If American Cellular does not generate sufficient cash flows from operations or otherwise have sufficient access to capital to meet all of its debt service, capital expenditure, working capital or other operating needs, we may be required to fund our 50% share of any capital needs of the American Cellular joint venture in order to protect our substantial investment in it.

    Although we cannot provide any assurance, assuming successful implementation of our strategy, including the further development of our cellular systems and significant and sustained growth in our cash flows, we believe that borrowings under our new credit facility, the net proceeds from our February 2000 initial public offering and cash flows from operations should be sufficient to allow us to consummate our pending acquisitions and are expected to be sufficient to satisfy our currently expected capital expenditures, working capital and debt service obligations. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments. We currently expect that we may have to refinance our indebtedness at their respective maturities commencing in 2006. We will also need to refinance our mandatory redemption obligations under our senior preferred stock. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all.

EFFECT OF NEW ACCOUNTING STANDARDS

    In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Derivatives and Hedging ("SFAS 133"). SFAS 133 establishes uniform hedge accounting criteria for all derivatives requiring companies to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Under SFAS 133, derivatives will be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value recognized in current earnings.
SFAS 133, as amended by SFAS 137, Derivatives and Hedging-Deferral of the Effective Date of FASB Statement No. 133, will be effective for fiscal years beginning after June 15, 2000. Under SFAS 133, the Company would record an asset of $.5 million relating to its interest rate hedge valuation at December 31, 1999. The Company has not determined the timing or method of adoption of SFAS 133.

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

    In April 1998, we established a multi-disciplined team to perform a year 2000 impact analysis. The team consisted of representatives from each of our lines of business, as well as representatives from key corporate departments, and was headed by a full-time year 2000 compliance manager. The team created a year 2000 assessment methodology that brought a structured approach to the assessment and management reporting process.

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

    The results of the impact analysis revealed that for most of our information systems, services and telecommunications infrastructure, year 2000 compliant versions were to be included as a part of existing maintenance and/or service agreements at no additional cost to us and were in place and tested by the end of the second quarter of 1999. All critical systems relating to call delivery, billing, accounting, payroll and customer care were running on software that was designated by the vendor as being year 2000 compliant by the end of October 1999. We have replaced or upgraded all non-critical systems such as workstations to ensure compliance with year 2000. The cost of upgrading or replacing those systems that were not covered by existing service or maintenance agreements was approximately $0.75 million. Our estimated upgrade costs does not include the cost of upgrading and/or replacing those non-year 2000 compliant systems that were replaced or upgraded based on non-year 2000 related business reasons.

    Since January 1, 2000 we have tested our critical systems and those tests revealed no year 2000 problems. In addition, our operations to date have not experienced any year 2000-related problems. We will continue to analyze systems and services that utilize date-embedded codes that may experience operational problems as various functions are utilized in the coming months. We will continue communicating with third party vendors of systems software and equipment, suppliers of telecommunications capacity and equipment, roaming partners, customers and others with which we do business to coordinate year 2000 compliance. We completed our year 2000 contingency and business continuity plans during the fourth quarter of 1999.

FORWARD-LOOKING STATEMENTS

    The description of our plans set forth herein, including planned capital expenditures and acquisitions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. Important factors that could cause actual capital expenditures, acquisition activity or our performance to differ materially from the plans include, without limitation, our ability to satisfy the financial covenants of our outstanding debt and preferred stock instruments and to raise additional capital; our ability to manage our rapid growth successfully and to compete effectively in our cellular, fiber and resale businesses against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than those of ours; and adverse regulatory changes. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in our business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. In March 1999, we entered into an interest rate swap that effectively fixed the interest rate on $110.0 million of the principal outstanding amount of the Dobson/Sygnet credit facilities at approximately 5.48% plus a factor based on our leverage, approximately 8.76% at December 31, 1999. The term of the interest rate swap is 24 months. In June 1999, we entered into an interest rate cap agreement terminating on June 14, 2001. The cap agreement minimizes our interest rate exposure by setting a maximum rate of 7.50% plus a factor based on our leverage, approximately 8.89% at December 31, 1999, for $160.0 million of our indebtedness. The counterparty to each of the interest rate swap and cap are major financial institutions. Increases in interest expense relating to the interest rate hedge for the year ended December 31, 1998 and 1999 were reflected in income and were immaterial. We did not recognize any gains or losses in 1997, 1998 or 1999 from such interest rate hedging. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

    The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair market values of our total long-term fixed rate debt and our variable-rate debt are shown in Note 16 to our December 31, 1999 consolidated financial statements. Based on our market risk sensitive instruments outstanding at December 31, 1999, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Financial Statements:

  Report of independent public accountants..................     40

  Consolidated balance sheets as of December 31, 1999 and
    1998....................................................     41

  Consolidated statements of operations for the years ended
    December 31, 1999, 1998 and 1997........................     43

  Consolidated statements of stockholders' deficit for the
    years ended December 31, 1999, 1998 and 1997............     44

  Consolidated statements of cash flows for the years ended
    December 31, 1999, 1998 and 1997........................     45

  Notes to consolidated financial statements................     47

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of

Dobson Communications Corporation:

    We have audited the accompanying consolidated balance sheets of Dobson Communications Corporation (an Oklahoma corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dobson Communications Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                           ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,
February 25, 2000

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                                                   1999             1998
                                                              --------------   --------------
                                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $    4,251,104   $   22,323,734
  Accounts receivable--
  Due from customers, net of allowance for doubtful accounts of $1,834,041 and $2,043,200 in 1999 and 1998,
    respectively............................................      52,355,414       43,299,568
  Restricted cash and investments...........................      22,919,339       30,074,946
  Inventory.................................................       7,894,329        5,158,512
  Prepaid expenses and other................................       3,556,263        2,026,538
  Deferred income taxes.....................................       1,185,676        1,404,000
                                                              --------------   --------------
      Total current assets..................................      92,162,125      104,287,298
                                                              --------------   --------------

PROPERTY, PLANT AND EQUIPMENT, net..........................     208,567,577      173,054,329
                                                              --------------   --------------
OTHER ASSETS:
  Receivables--affiliates...................................       1,168,886          227,990
  Notes receivable--affiliates..............................       7,088,517        7,047,272
  Restricted investments....................................      26,426,470       45,505,020
  Cellular license acquisition costs, net of accumulated
    amortization of $131,605,210 and $43,879,184 in 1999 and
    1998, respectively......................................   1,199,810,779    1,250,790,448
  Deferred financing costs, net of accumulated amortization
    of $10,087,041 and $2,511,661 in 1999 and 1998,
    respectively............................................      67,492,378       66,640,301
  Other intangibles, net of accumulated amortization of
    $12,787,211 and $2,071,047 in 1999 and 1998,
    respectively............................................      45,421,402       52,795,841
  Other.....................................................       6,945,915        3,078,134
                                                              --------------   --------------
      Total other assets....................................   1,354,354,347    1,426,085,006
                                                              --------------   --------------
      Total assets..........................................  $1,655,084,049   $1,703,426,633
                                                              ==============   ==============

   The accompanying notes are an integral part of these consolidated balance sheets.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

                                                                   1999             1998
                                                              --------------   --------------
                            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable..........................................  $   51,769,089   $   47,536,672
  Accrued expenses..........................................      14,419,170       14,222,306
  Notes payable.............................................              --       17,500,000
  Deferred revenue and customer deposits....................       7,442,585        5,738,381
  Current portion of long-term debt.........................      13,041,731          198,871
  Accrued dividends payable.................................      24,672,246        5,603,856
                                                              --------------   --------------
      Total current liabilities.............................     111,344,821       90,800,086
                                                              --------------   --------------
OTHER LIABILITIES:
Net liabilities of discontinued operations..................      73,523,680        7,033,166
Payables--affiliates........................................              --        5,011,438
Long-term debt, net of current portion......................   1,055,815,604    1,103,857,333
Deferred tax liabilities....................................     207,991,241      245,630,000
Minority interests..........................................      19,516,881       26,557,203
Commitments (Note 15)
Senior exchangeable preferred stock, net....................     455,721,875      241,320,000
Class D convertible preferred stock.........................      85,000,000       85,000,000
Class F preferred stock.....................................              --       30,000,000
Class G preferred stock.....................................              --       25,000,000

STOCKHOLDERS' DEFICIT:
  Class A preferred stock...................................         314,286          314,286
  Class A common stock, $.001 par value, 160,250,720 shares
    authorized and 63,872,059 issued in 1999 and 1998.......          63,872           63,872
  Paid-in capital...........................................      18,234,773       18,234,773
  Retained deficit..........................................    (316,317,323)    (119,269,863)
                                                              --------------   --------------
                                                                (297,704,392)    (100,656,932)
                                                              --------------   --------------
Less--
  Class A common stock held in treasury (9,048,705 shares),
    at cost.................................................     (56,125,661)     (56,125,661)
                                                              --------------   --------------
      Total stockholders' deficit...........................    (353,830,053)    (156,782,593)
                                                              --------------   --------------
      Total liabilities and stockholders' deficit...........  $1,655,084,049   $1,703,426,633
                                                              ==============   ==============

   The accompanying notes are an integral part of these consolidated balance sheets.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                 1999            1998           1997
                                                             -------------   ------------   ------------
OPERATING REVENUE:
  Service revenue..........................................  $ 160,074,837   $ 69,402,405   $ 38,410,263
  Roaming revenue..........................................    145,472,873     66,479,068     26,262,370
  Equipment sales..........................................     14,010,507      4,129,633      1,455,088
  Other....................................................        380,386         24,283        586,206
                                                             -------------   ------------   ------------
    Total operating revenue................................    319,938,603    140,035,389     66,713,927
OPERATING EXPENSES:
  Cost of service..........................................     47,407,446     33,267,093     16,430,603
  Cost of equipment........................................     28,511,858      8,359,739      4,045,500
  Marketing and selling....................................     50,649,361     22,392,927     10,669,485
  General and administrative...............................     55,481,883     26,051,564     11,555,355
  Depreciation and amortization............................    127,439,984     47,109,937     16,797,780
                                                             -------------   ------------   ------------
    Total operating expenses...............................    309,490,532    137,181,260     59,498,723
                                                             -------------   ------------   ------------
OPERATING INCOME...........................................     10,448,071      2,854,129      7,215,204
                                                             -------------   ------------   ------------
INTEREST EXPENSE...........................................   (109,509,314)   (38,978,898)   (27,639,739)
OTHER INCOME, net..........................................      3,853,420      3,858,290      2,776,730
                                                             -------------   ------------   ------------
LOSS BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES,
  INCOME TAXES AND EXTRAORDINARY ITEMS.....................    (95,207,823)   (32,266,479)   (17,647,805)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES...............     (3,308,459)    (2,487,441)    (1,693,372)
                                                             -------------   ------------   ------------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS...........    (98,516,282)   (34,753,920)   (19,341,177)
INCOME TAX BENEFIT.........................................     37,436,183     11,469,000      3,624,610
                                                             -------------   ------------   ------------
LOSS FROM CONTINUING OPERATIONS............................    (61,080,099)   (23,284,920)   (15,716,567)
DISCONTINUED OPERATIONS: (Note 3)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of income
  tax (benefit) expense of $(29,568,003) in 1999,
  $(13,352,877) in 1998 and $470,170 in 1997...............    (48,242,532)   (27,110,387)       332,141
LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS, net of income
  tax benefit of $11,184,246 in 1999.......................    (18,247,979)            --             --
                                                             -------------   ------------   ------------
LOSS BEFORE EXTRAORDINARY ITEMS............................   (127,570,610)   (50,395,307)   (15,384,426)
EXTRAORDINARY EXPENSE, net of income tax benefit of
  $1,149,000 in 1998 and $827,210 in 1997 (Note 6).........             --     (2,165,439)    (1,349,659)
                                                             -------------   ------------   ------------
NET LOSS...................................................  $(127,570,610)  $(52,560,746)  $(16,734,085)
DIVIDENDS ON PREFERRED STOCK...............................    (69,476,850)   (23,955,011)    (2,603,362)
                                                             -------------   ------------   ------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS.................  $(197,047,460)  $(76,515,757)  $(19,337,447)
                                                             =============   ============   ============
BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON
  SHARE:
  Before discontinued operations and extraordinary
    expense................................................          (2.38)         (0.90)         (0.35)
  Discontinued operations..................................          (1.21)         (0.51)          0.01
  Extraordinary expense....................................             --          (0.04)         (0.03)
                                                             -------------   ------------   ------------
BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON
  SHARE....................................................  $       (3.59)  $      (1.45)  $      (0.37)
                                                             =============   ============   ============
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...........     54,823,354     52,773,972     52,728,059
                                                             =============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                        CLASS A                CLASS A
                                    PREFERRED STOCK         COMMON STOCK
                                  -------------------   ---------------------                     TREASURY STOCK,     RETAINED
                                   SHARES     AMOUNT      SHARES      AMOUNT    PAID-IN CAPITAL       AT COST          DEFICIT
                                  --------   --------   ----------   --------   ---------------   ---------------   -------------
DECEMBER 31, 1996...............        --         --   52,728,059    52,728        5,928,709                --       (15,783,039)
  Net loss......................        --         --           --        --               --                --       (16,734,085)
  Cash dividends declared on
    preferred stock.............        --         --           --        --               --                --          (980,033)
  Cash dividends declared on
    common stock................        --         --           --        --               --                --        (7,633,620)
  Preferred stock dividends.....        --         --           --        --               --                --        (1,623,329)
  Issuance of preferred stock...   100,000    100,000           --        --               --                --                --
                                  --------   --------   ----------   -------      -----------      ------------     -------------
DECEMBER 31, 1997...............   100,000    100,000   52,728,059    52,728        5,928,709                --       (42,754,106)
  Net loss......................        --         --           --        --               --                --       (52,560,746)
  Conversion of Class B
    Preferred Stock.............        --         --   11,144,000    11,144       12,520,350                --                --
  Purchase of treasury stock, at
    cost........................        --         --           --        --               --       (56,125,661)               --
  Issuance of preferred stock...   214,286    214,286           --        --         (214,286)               --                --
  Preferred stock dividends.....        --         --           --        --               --                --       (23,955,011)
                                  --------   --------   ----------   -------      -----------      ------------     -------------
DECEMBER 31, 1998...............   314,286    314,286   63,872,059    63,872       18,234,773      $(56,125,661)    $(119,269,863)
  Net loss......................        --         --           --        --               --                --      (127,570,610)
  Preferred stock dividends.....        --         --           --        --               --                --       (69,476,850)
                                  --------   --------   ----------   -------      -----------      ------------     -------------
DECEMBER 31, 1999...............  $314,286   $314,286   63,872,059   $63,872      $18,234,773      $(56,125,661)    $(316,317,323)
                                  ========   ========   ==========   =======      ===========      ============     =============

  The accompanying notes are an integral part of these consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                       1999            1998            1997
                                                   -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations............  $ (61,080,099)  $ (25,450,359)  $ (17,066,226)
  Adjustments to reconcile net loss to net cash
    provided by operating activities--
    Depreciation and amortization................    127,439,984      47,109,937      16,797,780
    Amortization of bond premium and financing
      costs......................................      6,361,864              --              --
    Deferred income taxes and investment tax
      credits, net...............................    (37,638,759)    (14,677,558)     (4,108,699)
    Loss on disposition of assets, net...........        146,524         158,067         205,694
    Extraordinary loss on financing cost.........             --       3,314,439       2,176,867
    Minority interests in income of
      subsidiaries...............................      3,308,459       2,487,441       1,693,372
    Equity in income of unconsolidated
      partnerships...............................             --        (283,798)       (140,227)
  Changes in current assets and liabilities--
    Accounts receivable..........................     (9,055,846)     (8,358,070)     (7,279,109)
    Inventory....................................     (2,735,817)       (860,921)       (143,890)
    Income taxes receivable......................        218,324         845,000         288,063
    Prepaid expenses and other...................     (6,436,672)        418,482      (1,422,629)
    Accounts payable.............................      4,232,417      30,206,977       8,656,849
    Accrued expenses.............................        196,864      (7,888,703)      6,459,876
    Deferred revenue and customer deposits.......      1,704,204       1,003,412         789,889
                                                   -------------   -------------   -------------
      Net cash provided by operating
        activities...............................     26,661,447      28,024,346       6,907,610
                                                   -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...........................    (91,537,021)    (55,288,571)    (17,773,118)
  Purchase of cellular license and properties....    (39,987,057)   (945,420,000)   (190,719,765)
  Proceeds from sale of property, plant and
    equipment....................................     26,781,371          12,600         332,331
  (Increase) decrease in deposits................             --        (149,379)      1,583,706
  (Increase) decrease in receivable--affiliate...       (982,141)        301,117      (2,537,600)
  Decrease in payable--affiliate.................     (5,011,438)     (3,195,497)             --
  Increase in notes receivable...................             --      (1,194,990)     (2,585,517)
  Investment in unconsolidated subsidiaries and
    other, net...................................    (12,769,456)      5,871,788      (5,940,344)
                                                   -------------   -------------   -------------
      Net cash used in investing activities......   (123,505,742)   (999,062,932)   (217,640,307)
                                                   -------------   -------------   -------------

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                       1999            1998            1997
                                                   -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable....................  $          --   $  17,500,000   $          --
  Proceeds from long-term debt...................    126,000,000     940,000,000     343,500,000
  Repayments from notes payable..................    (17,500,000)             --              --
  Repayments of long-term debt...................   (161,198,869)   (171,513,855)    (87,171,765)
  Dividend distributions--
    Preferred stock..............................     (3,471,737)             --        (117,186)
    Common stock.................................             --              --      (7,633,620)
  Distributions to partners......................             --        (911,223)       (458,378)
  Issuance of preferred stock....................    170,000,000     340,000,000              --
  Redemption of preferred stock..................    (55,000,000)             --              --
  Purchase of treasury stock.....................             --     (31,125,661)             --
  Minority investment in Dobson Tower Company....             --       7,718,750              --
  Purchase of restricted investments.............             --     (67,733,293)    (38,389,299)
  Maturities of restricted investments...........     29,694,000      17,483,654      10,836,243
  Deferred financing costs.......................     (9,751,729)    (62,038,663)     (9,725,288)
  Amortization of deferred financing costs and
    bond premium.................................             --       1,230,212       1,663,818
                                                   -------------   -------------   -------------
      Net cash provided by financing
        activities...............................     78,771,665     990,609,921     212,504,525
                                                   -------------   -------------   -------------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS....................................    (18,072,630)     19,571,335       1,771,828
CASH AND CASH EQUIVALENTS, beginning of year.....     22,323,734       2,752,399         980,571
                                                   -------------   -------------   -------------
CASH AND CASH EQUIVALENTS, end of year...........  $   4,251,104   $  22,323,734   $   2,752,399
                                                   =============   =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid for--
    Interest (net of amounts capitalized)........  $  87,474,820   $  39,113,948   $  19,858,250

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Issuance of Class G Preferred Stock for the
    purchase of treasury stock...................  $          --   $  25,000,000   $          --
  Conversion of Class B Preferred Stock..........  $          --   $  12,531,394   $          --
  Purchase of PCS licenses with debt issuance....  $          --   $          --   $   4,056,204
  Allocation of noncash purchase price to license
    cost.........................................  $          --   $          --   $   3,747,000
  Stock dividend paid through the issuance of
    preferred stock..............................  $  42,865,000   $  16,320,000   $   1,623,329

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

CAPITAL RESOURCES AND GROWTH

    The Company's total indebtedness and debt service requirements have substantially increased as a result of the transactions described in Note 9 and the Company will be subject to significant financial restrictions and limitations. If the Company is unable to satisfy any of the covenants under the credit facilities described in Note 6, including financial covenants, the Company will be unable to borrow under the credit facilities during such time period to fund planned capital expenditures, its ongoing operations or other permissible uses.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

1.  ORGANIZATION: (CONTINUED)
    The Company's ability to manage future growth will depend upon its ability to monitor operations, control costs, maintain effective quality controls and significantly expand the Company's internal management, technical and accounting systems, all of which will result in higher operating expenses. Any failure to expand these areas and to implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the growth of the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations.

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

BUSINESS SEGMENTS

    The Company operates in one business segment pursuant to Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information."

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents on the accompanying consolidated balance sheets includes cash and short-term investments with original maturities of three months or less.

INVENTORY

    The Company values its inventory at the lower of cost or market on the first-in, first-out method of accounting.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company assesses potential impairments of long-lived assets, certain identifiable intangibles and goodwill when there is evidence that events or changes in circumstances indicate that an asset's carrying value may not be recoverable. An impairment loss is recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. The amount of any recognized impairment would

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) be based on the estimated fair value of the asset subject to impairment compared to the carrying amount of such asset. No such losses have been identified by the Company.

CELLULAR LICENSE ACQUISITION COSTS

    Cellular license acquisition costs consist of amounts paid to acquire FCC licenses to provide cellular services. Cellular license acquisition costs are being amortized on a straight-line basis over fifteen years. Amortization expense of $87,625,001, $30,064,955 and $10,528,125 was recorded in 1999, 1998 and 1997, respectively.

    The ongoing value and remaining useful lives of intangible and other long-term assets are subject to periodic evaluation and the Company currently expects the carrying amounts to be fully recoverable.

DEFERRED COSTS

    Deferred costs consist primarily of fees incurred to secure long-term debt. Deferred financing costs are being amortized on a straight-line basis over the term of the debt of eight to ten years. Amortization expense related to these costs of $6,364,802, $1,965,461 and $1,074,845 was recorded in 1999, 1998 and
1997, respectively.

OTHER INTANGIBLES

    Other intangibles consist of amounts paid to acquire FCC licenses to provide PCS service and amounts paid to acquire cellular customer lists. During the fourth quarter of 1999, the Company entered into a definitive agreement to sell its nine PCS licenses for approximately $1.1 million plus the assumption of the Company's notes payables. Customer list acquisition costs are being amortized on a straight-line basis over five years. Amortization expense of $10,716,164, $1,219,940 and $851,107 was recorded in 1999, 1998 and 1997, respectively.

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

REVENUE RECOGNITION

    The Company records service revenues over the period they are earned. The cost of providing service is recognized as incurred. Airtime and toll revenue is billed in arrears. The Company accrued estimated unbilled revenues for services provided of approximately $2,626,000 and $3,445,000 as of December 31, 1999 and 1998, respectively, which are included in accounts receivable in the accompanying consolidated balance sheets. Monthly access charges are billed in advance and are reflected as deferred revenue on the

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) accompanying consolidated balance sheets. Cellular equipment sales are recognized when the cellular equipment is delivered to the customer. Subscriber acquisition costs (primarily commissions and loss on equipment sales) are expensed as incurred.

EARNINGS PER SHARE

    Basic loss per common share is computed by the weighted average number of shares of common stock outstanding during the year. Diluted net loss per common share has been omitted because the impact of stock options and convertible preferred stock on the Company's net loss per common share is anti-dilutive.

USE OF ESTIMATES

    The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

SIGNIFICANT CONCENTRATIONS

    In connection with providing cellular services to customers of other cellular carriers, the Company has contractual agreements with those carriers which provide for agreed-upon billing rates between the parties. Approximately 70%, 59% and 45% of the Company's cellular roaming revenue was earned from three cellular carriers during the years ended December 31, 1999, 1998 and 1997, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In July 1998, the Financial Accounting Standards Board issued SFAS No. 133, Derivatives and Hedging ("SFAS 133"). SFAS 133 establishes uniform hedge accounting criteria for all derivatives requiring companies to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Under SFAS 133, derivatives will be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value recognized as a component of comprehensive income or in current earnings. SFAS 133, as amended by SFAS 137, Derivatives and Hedging-Deferral of the Effective Date of FASB Statement No. 133, will be effective for fiscal years beginning after June 15, 2000. Under SFAS 133, the Company would record an asset of $0.5 million relating to its interest rate hedge valuation at December 31, 1999. The Company has not determined the timing or method of adoption of SFAS 133.

RECLASSIFICATIONS

    Certain reclassifications have been made to the previously presented 1998 balances to conform them to the 1999 presentation.

3.  DISCONTINUED OPERATIONS

    On November 10, 1999, the Company adopted a plan to distribute the stock of Logix on January 24, 2000, to the Company's Class A common stockholders and Class D preferred stockholders in a tax free non-pro rata spin-off. The Company will not recognize a gain on this distribution of Logix stock to its stockholders since the distribution will be between entities under common control. Operating losses of

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

3.  DISCONTINUED OPERATIONS (CONTINUED)
Logix from November 10, 1999 through January 24, 2000 (the date of disposition), net of income tax benefit was $18.2 million and was expensed as the loss on disposal of discontinued operations in the Company's consolidated statement of operations for the year ended 1999.

    The Company's distribution of Logix stock to its stockholders may become taxable to the Company if there is a greater than 50% change in ownership of Logix within two years of the distribution. This contingent tax liability will be recognized by the Company only if it becomes probable that such a change in ownership of Logix will occur.

    The wireline segment, or Logix and its subsidiaries, operates as an integrated communications provider under the LOGIX(SM) brand name in Oklahoma and Texas, owns local telephone exchanges in Oklahoma and operates regional fiber optic transmission networks in Oklahoma, Texas and Colorado. Pursuant to Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," the consolidated financial statements have been restated for all periods presented to reflect the wireline operations, assets and liabilities as discontinued operations. The assets and liabilities of such operations have been classified as "Net liabilities of discontinued operations" on the consolidated balance sheets and consist of the following:

                                              DECEMBER 31, 1999    DECEMBER 31, 1998
                                              ------------------   ------------------
                                                         ($ IN THOUSANDS)
Cash and cash equivalents...................       $    672             $ 31,675
Restricted investments--current.............         40,079               37,572
Other current assets........................         28,152               36,747
Property, plant and equipment, net..........        121,136               89,508
Restricted investments--non-current.........         21,062               61,988
Goodwill....................................        121,280              126,244
Other assets................................         75,557               21,769
                                                   --------             --------
  Total assets..............................        407,938              405,503
Current liabilities.........................         36,540               36,299
Long-term debt, net of current portion......        438,330              376,149
Other liabilities...........................          6,592                   88
                                                   --------             --------
  Total liabilities.........................        481,462              412,536
                                                   --------             --------
Net liabilities of discontinued
  operations................................       $(73,524)            $ (7,033)
                                                   ========             ========

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

3.  DISCONTINUED OPERATIONS (CONTINUED)
    The net (loss) income from operations of the wireline segment was classified on the consolidated statement of operations as "(Loss) income from discontinued operations." Summarized results of discontinued operations are as follows:

                                                   1999       1998       1997
                                                 --------   --------   --------
                                                    YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                        ($ IN THOUSANDS)
Net revenues...................................  $113,420   $ 67,703   $20,177
(Loss) Income before income taxes..............   (77,811)   (40,196)      886
Income tax benefit (provision).................    29,568     12,924      (337)
Extraordinary item, net........................        --         --      (217)
Cumulative effect of change inaccounting
  principle, net...............................        --       (699)       --
(Loss) income from discontinued operations.....   (48,243)   (27,110)      332

4.  PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment are recorded at cost. Newly constructed cellular systems are added to property, plant and equipment at cost which includes contracted services, direct labor, materials overhead and capitalized interest. For the years ended December 31, 1999, 1998 and 1997, interest capitalized was not material. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

4.  PROPERTY, PLANT AND EQUIPMENT: (CONTINUED)

    Listed below are the major classes of property, plant and equipment and their estimated useful lives, in years, as of December 31, 1999 and 1998:

                                             USEFUL
                                              LIFE         1999           1998
                                            --------   ------------   ------------
Cellular systems and equipment............    3-10     $181,480,987   $143,501,214
Buildings and improvements................    5-40       27,496,285     25,089,448
Vehicles, aircraft and other work
  equipment...............................    3-10        3,371,935      4,402,975
Furniture and office equipment............    5-10       16,258,071     14,461,676
Plant under construction..................               23,516,198     15,232,700
Land......................................                2,195,457      1,915,733
                                                       ------------   ------------
  Property, plant and equipment...........              254,318,933    204,603,746
Accumulated depreciation..................               45,751,356     31,549,417
                                                       ------------   ------------
  Property, plant and equipment, net......             $208,567,577   $173,054,329
                                                       ============   ============

5.  NOTES PAYABLE:

    On December 23, 1998, the Company's subsidiary, Dobson Tower Company, obtained a $17,500,000 term loan to finance the Sygnet Acquisition discussed in
Note 9. The term loan was repaid in October 1999, with proceeds from the sale of substantially all of the towers which were acquired in the Sygnet acquisition as discussed in Note 10.

6.  LONG-TERM DEBT:

    The Company's long-term debt as of December 31, 1999 and 1998, consisted of the following:

                                                     1999             1998
                                                --------------   --------------
Revolving credit facilities...................  $  705,000,000   $  740,000,000
Dobson/Sygnet Senior Notes....................     200,000,000      200,000,000
DCC Senior Notes..............................     160,000,000      160,000,000
Other notes payable...........................       3,857,335        4,056,204
                                                --------------   --------------
  Total debt..................................   1,068,857,335    1,104,056,204
Less--Current maturities......................      13,041,731          198,871
                                                --------------   --------------
  Total long-term debt........................  $1,055,815,604   $1,103,857,333
                                                ==============   ==============

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

6.  LONG-TERM DEBT: (CONTINUED)
REVOLVING CREDIT FACILITIES

    The Company's revolving credit facilities consist of the following:

                                                                  INTEREST RATE (WEIGHTED
                              MAXIMUM       AMOUNT OUTSTANDING        AVERAGE RATE AT
CREDIT FACILITY             AVAILABILITY   AT DECEMBER 31, 1999     DECEMBER 31, 1999)
---------------             ------------   --------------------   -----------------------
Dobson/Sygnet Credit
  Facilities..............  $422,000,000       $398,000,000                  9.8%
DCOC Credit Facility......   160,000,000        155,000,000                  7.5%
DOC Credit Facility.......   250,000,000        152,000,000                  8.0%(1)

------------------------

(1) Weighted average computation is based on actual interest rates without giving effect to the interest rate hedge discussed below.

    On December 23, 1998, the Company's subsidiary, Dobson/Sygnet, obtained $430 million of senior secured credit facilities ("Dobson/Sygnet Credit Facilities") from NationsBank, N.A., consisting of (a) a $50.0 million, 7 3/4 year reducing revolving credit facility ("Revolving Credit Facility"),
(b) a $125.0 million, 7 3/4 year term loan ("Term Loan A"), (c) a
$155.0 million, 8 1/4 year term loan ("Term Loan B") and (d) a $100.0 million, 9 year term loan ("Term Loan C"). Dobson/Sygnet's obligations under the Dobson/Sygnet Credit Facility are secured by all current and future assets of Dobson/Sygnet. Initial proceeds were used primarily to finance the Sygnet Acquisition described in Note 9. The Company expects to use the remaining availability to finance Dobson/Sygnet's capital expenditures and general operations. During 1999, the maximum availability was reduced from $430.0 million to $422.0 million as a result of a mandatory prepayment on the term loans of $8.0 million from the net proceeds received from Dobson Tower Company's sale of substantially all of the towers acquired during the Sygnet acquisition.

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

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

6.  LONG-TERM DEBT: (CONTINUED)
    Commencing with the quarter ending December 31, 2000, the borrowing under the Term Loan B will reduce quarterly under the following annual amortization schedule:

YEAR                                                         ANNUAL AMORTIZATION
----                                                         -------------------
2000.......................................................           2.5%
2001.......................................................           2.5%
2002.......................................................           2.5%
2003.......................................................           7.5%
2004.......................................................          15.0%
2005.......................................................          25.0%
2006.......................................................          27.5%
2007.......................................................          17.5%

    Term Loan C will amortize annually under the following schedule:

YEAR                                                         ANNUAL AMORTIZATION
----                                                         -------------------
2000-2006..................................................           1.0%
2007.......................................................          92.0%

    On March 25, 1998, the Company's subsidiary DCOC established a $200 million senior secured credit facility (the "DCOC Credit Facility"). At the same time, the Company's subsidiary, DOC, established a $250 million senior secured credit facility (the "DOC Credit Facility"). On May 10, 1999, the commitment level and outstanding borrowings on the DCOC Credit Facility were reduced from the established amount of $200.0 million to $100.0 million. Subsequently, on July 2, 1999, the Company's lenders increased the DCOC credit facility commitment level from $100.0 million to $160.0 million. Although the commitment levels changed, the obligations under the DCOC Credit Facility remain secured by all current and future assets of DCOC. In addition, the DOC Credit Facility remains secured by all of DOC's stock and the stock or partnership interests of its restricted subsidiaries and all assets of DOC and its restricted subsidiaries. DCOC is designated an unrestricted subsidiary with regard to the DOC Facility. During January 2000, the Company refinanced both the DOC and DCOC Credit facilities with a new consolidated $800.0 million credit facility as discussed in Note 17.

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

    On February 28, 1997, the Company amended and restated its existing bank credit agreement ("1996 Credit Facility") and established the 1997 Credit Facility. In connection with the closing of the 1997 Credit Facility, the Company extinguished its 1996 Credit Facility and recognized a pretax loss of approximately $2.5 million as a result of writing off previously capitalized financing costs associated with the 1996 Credit

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

6.  LONG-TERM DEBT: (CONTINUED)
Facility. This loss has been reflected as an extraordinary item, net of tax, in the Company's consolidated statement of operations for the year ended
December 31, 1997.

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

    On February 28, 1997, the Company issued $160 million of 11.75% Senior Notes maturing in 2007 ("DCC Senior Notes"). The net proceeds were used to finance the Maryland/Pennsylvania Acquisition described in Note 9 and to purchase securities pledged to secure payment of the first four semi-annual interest payments on the DCC Senior Notes, which began on October 15, 1997. The DCC Senior Notes were redeemable at the option of the Company in whole or in part, on or after April 15, 2002, initially at 105.875%. Subsequent to December 31, 1999, the Company redeemed substantially all of the DCC Senior Notes for approximately $188.4 million as discussed in Note 17.

OTHER NOTES PAYABLE

    Other notes payable represents the amount financed with the United States Government for nine PCS licenses as discussed in Note 9.

    Minimum future payments of long-term debt for years subsequent to December 31, 1999, are as follows:

2000........................................................  $   13,041,731
2001........................................................      31,193,391
2002........................................................      43,721,760
2003........................................................      75,251,943
2004........................................................     113,784,057
2005 and thereafter.........................................     778,822,722
                                                              --------------
                                                              $1,055,815,604
                                                              ==============

INTEREST RATE HEDGES

    In March 1999, the Company entered into an interest rate swap that effectively fixed the interest rate on $110.0 million of the principal outstanding on the Dobson/Sygnet credit facilities at approximately 5.48% plus a factor used on our leverage (approximately 8.76% at December 31, 1999). The term of the interest rate swap is 24 months. In June 1999, the Company entered into an interest rate cap agreement terminating on June 14, 2001. The cap agreement minimizes the Company's interest rate exposure by

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

6.  LONG-TERM DEBT: (CONTINUED)
setting a maximum rate of 7.50% plus a factor used on our leverage (approximately 8.89% at December 31, 1999) for $160.0 million of its indebtedness.

7.  RESTRICTED CASH AND INVESTMENTS:

    Restricted cash and investments consist of interest pledge deposits for the Dobson/Sygnet Senior Notes. The Dobson/Sygnet Senior Notes interest pledge deposit includes the initial deposit of $67.7 million (as discussed in Note 6), net of interest earned and payments issued to bondholders. Amortization expense of $769,956 and $269,101 was recorded in 1999 and 1998, respectively, for bond premiums recorded with the purchase of the restricted investments.

8.  STOCKHOLDERS' DEFICIT:

    As of December 31, 1999, the Company's authorized and outstanding capital stock is as follows:

                                                                                                       LIQUIDATION
                                          # OF SHARES   # OF SHARES   PAR VALUE                        PREFERENCE     REDEMPTION
        CLASS                TYPE         AUTHORIZED      ISSUED      PER SHARE       DIVIDENDS         PER SHARE        DATE
---------------------   ---------------   -----------   -----------   ---------   ------------------   -----------   -------------
    Class A             Common Stock      160,250,720(1) 63,872,059(1)   $.001       As declared               --         --

    Class B             Common Stock          31,000            --      $.001        As declared               --         --

    Class C             Common Stock          31,000            --      $.001        As declared               --         --
                                          -----------   ----------

                                          160,312,720   63,872,059
                                          ===========   ==========

Senior Exchangeable     Preferred Stock      550,000       216,210      $1.00     12.25% Cumulative     $   1,000    Jan. 15, 2008

   Additional           Preferred Stock      184,000        71,392      $1.00     12.25% Cumulative     $   1,000    Jan. 15, 2008

Senior Exchangeable     Preferred Stock      500,000       181,229      $1.00      13% Cumulative       $   1,000     May 1, 2009

    Class A             Preferred Stock      450,000       100,000      $1.00     5% Non-cumulative     $      70         --

    Class D             Preferred Stock       90,000        75,094      $1.00      15% Cumulative       $1,131.92        after
                                                                                                                     Dec. 23, 2010

    Class E             Preferred Stock      517,000            --      $1.00      15% Cumulative       $1,131.92        after
                                                                                                                     Dec. 23, 2010

     Other              Preferred Stock      709,000            --      $1.00            --                    --         --
                                          -----------   ----------

                                           3,000,000       643,925
                                          ===========   ==========

                          OTHER
                        FEATURES,
                         RIGHTS,
                       PREFERENCES
        CLASS          AND POWERS
---------------------  -----------
    Class A              Voting
    Class B            Non-voting
    Class C            Non-voting
Senior Exchangeable    Non-voting
   Additional          Non-voting
Senior Exchangeable    Non-voting
    Class A            Non-voting
    Class D            Convertible
    Class E            Non-Voting
     Other                 --

----------------------------------
(1) In the table above, the Company's Class A common stock, is adjusted to reflect the 111.44 for 1 stock split that became effective February 9, 2000.

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

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

8.  STOCKHOLDERS' DEFICIT: (CONTINUED)
    During 1999 and 1998, the Company issued cumulative quarterly dividends in the form of 47,956 and 11,229 additional shares of 12.25% and 13.00% Senior Exchangeable preferred stock, respectively (resulting in a total liquidation preference of the outstanding preferred stock of $295.2 million and $185.2 million, respectively, as of December 31, 1999) which represented non-cash financing activity, and thus are not included in the accompanying condensed consolidated statements of cash flows.

    On December 23, 1998, the Company issued 75,093.7 shares of Class D Convertible Preferred Stock, including 3,534 shares to its majority shareholder for aggregate proceeds of $85 million. The Company also issued 30,000 shares of Class F Preferred Stock to the former shareholders of Sygnet as consideration for the Sygnet Acquisition. In addition, the Company issued 37,853 shares of Class G Preferred Stock to its majority shareholder in exchange for 40,000 shares of the Company's Class A Common Stock which are held in treasury at December 31, 1998.

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

9.  ACQUISITIONS:

    On January 26, 1998, the Company purchased the FCC cellular license for, and certain assets relating to Texas 16 RSA for $56.6 million. The property is located in south-central Texas in an area bordered by Austin, Houston and San Antonio.

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

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

9.  ACQUISITIONS: (CONTINUED)
    On June 16, 1998, the Company acquired an 86.4% interest in the Santa Cruz Cellular Telephone Partnership ("SCCTP") for $31 million. SCCTP owns the cellular license and other assets for the Santa Cruz MSA. The Santa Cruz MSA is located adjacent to the California 4 RSA purchased in April 1998. Subsequent to September 30, 1998, the Company acquired an additional 0.9% interest in SCCTP for $0.3 million.

    On July 29, 1998, the Company purchased the FCC cellular license and certain assets of California 7 RSA for $21 million. California 7 is located in the Imperial Valley extending from east of San Diego to the Arizona state line.

    On December 23, 1998, the Company's subsidiary, Dobson/Sygnet acquired Sygnet Wireless, Inc. for $337.5 million. The Sygnet markets include cellular systems in Ohio, Pennsylvania and New York covering an estimated population base of 2.4 million.

    On March 16, 1999, the Company purchased certain assets and customers relating to the Ohio 2 RSA for $3.9 million. This completes the acquisition of the Ohio 2 market, which began on September 2, 1998, when the Company acquired the FCC license of Ohio 2 RSA for $39.3 million. Ohio 2 is located in north central Ohio and covers an estimated population of 262,300 people.

    On June 1, 1999, the Company completed the purchase of certain assets and customers relating to the Texas 10 RSA. This completed the acquisition of the Texas 10 market, which began on December 2, 1998, when the Company acquired the FCC license of Texas 10 RSA for $55.0 million. Texas 10 is located in central Texas and covers an estimated population of 317,900.

    On June 24, 1999, the Company's wholly-owned subsidiary, Dobson Cellular of Maryland, purchased the Maryland 1 RSA for $9.1 million. Maryland 1 is located in the westernmost county of the state and a small section of West Virginia and covers an estimated population base of approximately 56,400.

    On September 15, 1999, the Company purchased Arizona 1 RSA for
$24.0 million. Arizona 1 is located in the Northwest corner of the state and covers an estimated population base of approximately 135,000 as of December 31, 1999.

    On December 14, 1999, the Company purchased Pennsylvania 2 RSA for
$6.0 million. Pennsylvania 2 is located in Northwest Pennsylvania and covers an estimated population base of 90,000.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

    The acquisition transactions were accounted for as purchases and, accordingly, their results of operations have been included in the accompanying consolidated statements of operations from the respective dates of acquisition. The unaudited pro forma information set forth below includes all acquisitions for the years ended 1999 and 1998, respectively, as if the purchases occurred at the beginning of 1998. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time:

                                                          1999        1998
                                                        ---------   ---------
                                                             (UNAUDITED)
Operating revenue.....................................  $ 330,220   $ 279,185
Loss before discontinued operations and extraordinary
  items...............................................    (60,679)    (95,371)
Net loss..............................................   (131,972)   (156,243)
Net loss applicable to common stockholders............   (201,449)   (193,065)
Basic net loss applicable to common stockholders per
  common share........................................  $   (3.67)  $   (3.66)

PCS LICENSES

    In the second quarter of 1997, the Company was granted PCS licenses in the FCC "F" Block auction for nine markets adjacent to or overlapping the Company's existing cellular footprint in Oklahoma, Kansas and Missouri. The aggregate bid for these licenses was $5.1 million after a 15% discount. The Company financed approximately $4.1 million of the purchase price in July 1997 by notes payable to the United States Government at an annual interest rate of 6.25% (see
Note 6). Interest only payments are due quarterly on January 15, April 15,
July 15 and October 15 for the first two years. The principal obligations will be amortized quarterly over an eight-year period, which began in 1999. During the fourth quarter of 1999, the Company entered into a definitive agreement to sell its nine PCS licenses for $1.1 million plus the assumption of these notes payable.

10.  DISPOSITIONS:

    On October 15, 1999, Dobson Tower Company, a subsidiary of the Company, completed the sale of substantially all of the towers acquired by Dobson Tower Company in the Sygnet acquisition to American Tower Corporation for approximately $38.7 million. In connection with the sale, another subsidiary of the Company, Sygnet Communications, Inc. has agreed to lease the towers back from American Tower Corporation for an initial term of ten years.

11.  EMPLOYEE BENEFIT PLANS:

401(k) PLAN

    The Company maintains a 401(k) plan (the "Plan") in which substantially all employees of the Company are eligible to participate. The Plan requires the Company to match 100% of employees' contributions up to 4% of their salary. Contributions to the Plan charged to the Company's operations were approximately $698,000, $274,000 and $179,000 during the years ended December 31, 1999, 1998 and 1997, respectively.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

11.  EMPLOYEE BENEFIT PLANS: (CONTINUED)
STOCK OPTION PLAN

    The Company has adopted a stock option plan, the 1996 Stock Option Plan, as amended (the "Plan"). The Company accounts for the Plan under APB Opinion 25, under which no compensation cost is recognized in the accompanying consolidated financial statements if the option price is equal to or greater than the fair market value of the stock at the time the option is granted.

    Under the Company's Plan, the Board of Directors may grant both incentive and non-incentive stock options for employees, officers and directors to acquire Class B Common Stock and Class C Common Stock. Since the Plan's adoption, stock options have been issued at the market price on the date of grant with an expiration of ten years from the grant date. Options granted to one employee during 1997 representing 42.9% of total options granted in 1997 and vest as follows: options to purchase 12% of such shares first become exercisable on each of the first five anniversaries of the grant date; options to purchase an additional 8% of such shares first become exercisable on the same dates if annual performance objectives are achieved, otherwise, the additional 8% of such shares become fully vested at the end of the ten year term. The remaining options issued in 1997 and all of the options issued in 1999 and 1996 vest at a rate of 20% per year. The Company has reserved 30,166 shares of authorized but unissued Class B Common Stock ("Class B") and 30,166 shares of authorized but unissued Class C Common Stock ("Class C") for issuance under the Plan.

    On January 10, 2000, the Company adopted a 2000 stock incentive plan as discussed in Note 17.

    Stock options outstanding under the Plan are presented for the periods indicated.

                                           CLASS B                    CLASS C
                                   ------------------------   ------------------------
                                   NUMBER OF   OPTION PRICE   NUMBER OF   OPTION PRICE
                                    SHARES        RANGE        SHARES        RANGE
                                   ---------   ------------   ---------   ------------
Outstanding December 31, 1996....    8,374         $100            --          --
Granted..........................   14,059      $100-$150          --          --
Exercised........................       --          --             --          --
Canceled.........................       --          --             --          --
                                    ------       ----------     -----       ----------
Outstanding December 31, 1997....   22,433      $100-$150          --          --
Granted..........................    8,540      $300-$665       2,414      $400-$420
Exercised........................       --          --             --          --
Canceled.........................    1,207         $100            --          --
                                    ------       ----------     -----       ----------
Outstanding December 31, 1998....   29,766      $100-$665       2,414      $400-$420
Granted..........................       --          --          1,812         $420
Exercised........................       --          --             --          --
Canceled.........................    1,207         $100            --          --
                                    ------       ----------     -----       ----------
Outstanding December 31, 1999....   28,559      $100-$665       4,226      $400-$420
                                    ======       ==========     =====       ==========
Exercisable at December 31,
  1997...........................    1,675         $100            --          --
                                    ======       ==========     =====       ==========
Exercisable at December 31,
  1998...........................    7,122      $100-$150          --          --
                                    ======       ==========     =====       ==========
Exercisable at December 31,
  1999...........................   11,338      $100-$665         482      $400-$420
                                    ======       ==========     =====       ==========

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

11.  EMPLOYEE BENEFIT PLANS: (CONTINUED)
    The following schedule shows the Company's net loss and net loss per share for the last three years, had compensation expense been determined consistent with the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The pro forma information presented below is based on several assumptions and should not be viewed as indicative of the Company in future periods.

                                                 1999        1998        1997
                                               ---------   ---------   --------
                                                   ($ IN THOUSANDS, EXCEPT
                                                    FOR PER SHARE AMOUNTS)
Net loss applicable to common stockholders:
  As reported................................   (197,047)  $ (76,516)  $(19,337)
  Pro forma..................................   (197,537)  $ (76,943)  $(19,540)
Basic net loss applicable to common
  stockholders per common share:
  As reported................................      (3.59)  $   (1.45)  $   (.37)
  Pro forma..................................      (3.60)  $   (1.46)  $   (.37)

    Diluted net loss per common share has been omitted because the impact of common stock equivalents is anti-dilutive.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively:

                                                        CLASS B                            CLASS C
                                          ------------------------------------      ----------------------
                                            1999          1998          1997          1999          1998
                                          --------      --------      --------      --------      --------
                                                         (AMOUNTS EXPRESSED IN PERCENTAGES)
Interest rate...........................       --         5.60%         6.60%         5.03%         5.80%
Dividend yield..........................       --           --            --            --            --
Expected volatility.....................       --        39.79%        40.27%        44.67%        40.20%

    The weighted average fair value of options granted using the Black-Scholes option pricing model for Class B in 1998 and 1997 was $205.88 and $71.42, respectively, and for Class C in 1999 and 1998 was $267.37 and $255.23, respectively, assuming an expected life of ten years.

12.  TAXES:

    Benefit for income taxes for the years ended December 31, 1999, 1998 and 1997, were as follows:

                                           1999           1998          1997
                                       ------------   ------------   -----------
Federal income taxes--
  Deferred...........................  $(31,525,000)  $(10,883,000)  $(3,243,000)
State income taxes (current and
  deferred)..........................    (5,911,000)      (586,000)     (382,000)
                                       ------------   ------------   -----------
  Total income tax benefit...........  $(37,436,000)  $(11,469,000)  $(3,625,000)
                                       ============   ============   ===========

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

12.  TAXES: (CONTINUED)
    The provisions for income taxes for the years ended December 31, 1999, 1998 and 1997, differ from amounts computed at the statutory rate as follows:

                                           1999           1998          1997
                                       ------------   ------------   -----------
Income taxes at statutory rate
  (34%)..............................  $(33,495,000)  $(11,816,000)  $(6,576,000)
State income taxes, net of Federal
  income tax effect..................    (3,805,000)    (1,390,000)     (774,000)
Losses for which no benefit is
  recognized.........................            --      1,608,000     3,747,000
Other, net...........................      (136,000)       129,000       (22,000)
                                       ------------   ------------   -----------
                                       $(37,436,000)  $(11,469,000)  $(3,625,000)
                                       ============   ============   ===========

    The tax effects of the temporary differences which gave rise to deferred tax assets and liabilities at December 31, 1999 and 1998, were as follows:

                                                     1999            1998
                                                 -------------   -------------
Current deferred income taxes:
  Allowance for doubtful accounts receivable...  $     733,000   $     812,000
  Accrued liabilities..........................        453,000         592,000
                                                 -------------   -------------
    Net current deferred income tax asset......      1,186,000       1,404,000

Noncurrent deferred income taxes:
  Fixed assets.................................     (9,549,000)     (2,440,000)
  Intangible assets............................   (268,395,000)   (291,375,000)
  Tax credits and carryforwards................     69,953,000      48,185,000
                                                 -------------   -------------
    Net noncurrent deferred income tax
      liability................................   (207,991,000)   (245,630,000)
                                                 -------------   -------------
    Total deferred income taxes................  $(206,805,000)  $(244,226,000)
                                                 =============   =============

    At December 31, 1999, the Company had NOL carryforwards of approximately $182 million, which may be utilized to reduce future Federal income taxes payable. These NOL carryforwards begin to expire in 2013.

13.  RELATED PARTY TRANSACTIONS:

    At December 31, 1999 and 1998, the Company had notes and interest receivable of $7,088,517 and $7,047,272 due from related parties, including $284,466 and $290,150 at December 31, 1999 and 1998, respectively, from the Company's directors and officers. The notes bear interest at various interest rates ranging from 4% to 14.5% at December 31, 1999.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

14.  ACCRUED EXPENSES:

    Accrued expenses consist of the following at December 31:

                                                        1999          1998
                                                     -----------   -----------
Interest...........................................  $ 6,671,366   $ 5,846,071
Sygnet acquisition costs (see Note 9)..............    2,549,759     5,439,095
Vacation, wages and other..........................    5,198,045     2,937,140
                                                     -----------   -----------
  Total accrued expenses...........................  $14,419,170   $14,222,306
                                                     ===========   ===========

15.  COMMITMENTS:

    The Company entered into an equipment supply agreement on December 6, 1995, and as amended on November 30, 1999, the Company agreed to purchase approximately $120.0 million of cell site and switching equipment between June 24, 1997 and December 31, 2002, to update the cellular systems for the newly acquired and existing MSAs and RSAs. Of the commitment, approximately $56.4 million remained at December 31, 1999.

    The Company entered into an additional equipment supply agreement with a second vendor on January 13, 1999. The Company agreed to purchase approximately $81 million of cell site and switching equipment between January 13, 1999 and January 12, 2002, to update the cellular systems for the newly acquired and existing MSAs and RSAs. Of this commitment, approximately $26.8 million remained at December 31, 1999.

    Future minimum lease payments required under operating leases that have an initial or remaining noncancellable lease term in excess of one year at December 31, 1999, are as follows:

2000........................................................  $10,744,212
2001........................................................    9,206,449
2002........................................................    7,464,238
2003........................................................    6,490,625
2004........................................................    5,515,393
2005 and thereafter.........................................   25,154,032

    Lease expense under the above leases was approximately $8,071,000, $3,034,000 and $866,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

    Unless otherwise noted, the carrying value of the Company's financial instruments approximates fair value. The Company estimates the fair value of its long-term debt based on quoted market prices for publicly traded debt or on the current rates available to the Company for debt with similar terms and remaining maturation.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS: (CONTINUED)
    Indicated below are the carrying amounts and estimated fair values of the Company's financial instruments as of December 31:

                                    1999                             1998
                       ------------------------------   ------------------------------
                       CARRYING AMOUNT    FAIR VALUE    CARRYING AMOUNT    FAIR VALUE
                       ---------------   ------------   ---------------   ------------
Revolving credit
  facilities.........    $705,000,000    $705,000,000     $740,000,000    $740,000,000
Dobson/Sygnet Senior
  Notes..............     200,000,000     220,000,000      200,000,000     205,000,000
DCC Senior Notes.....     160,000,000     184,800,000      160,000,000     163,200,000
Other notes payable..       3,857,253       3,891,574        4,056,204       4,057,164
Interest rate
  hedge..............              --         502,546               --      (5,407,420)

17.  SUBSEQUENT EVENTS:

    The Company adopted the 2000 stock incentive plan on January 10, 2000. The maximum number of shares for which the Company may grant options under the plan is 4,000,000 shares of post recapitalization Class A common stock (see below), subject to adjustment in the event of any stock dividend, stock split, recapitalization, reorganization or certain defined change of control events. Shares subject to previously expired, cancelled, forfeited or terminated options become available again for grants of options. The shares that we will issue under the plan will be newly issued shares.

    On January 14, 2000, the Company obtained a new $800.0 million credit facility which was used primarily to:

    - consolidate the indebtedness of two of the Company's previous credit facilities;

    - repurchase $159.7 million principal amount of the Company's 11.75% senior notes due 2007; and

    - pay the cash portion of the costs of certain of the Company's new acquisitions.

    On January 14, 2000, the Company completed a tender offer for $159.7 million principal amount of its $160 million principal amount of its 11.75% senior notes for approximately $188.4 million. The premium paid for the tender of these Senior Notes will be recorded as an extraordinary loss in the first quarter of 2000.

    On January 24, 2000, the Company distributed the stock of Logix Communications Enterprises, Inc. to certain of our stockholders, as discussed in
Note 3.

    Management of the Company completed a recapitalization of the Company immediately prior to and in conjunction with its initial public offering of its common stock on February 9, 2000. This recapitalization included:

    - the conversion and redemption of its outstanding Class D preferred stock and Class E preferred stock for cash and the issuance of old Class A common stock;

    - the conversion of old Class A common stock into Class B common stock;

    - the creation of Class A common stock issued in the Company's initial public offering;

    - a 111.44 for 1 stock split of new Class B common stock;

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

17.  SUBSEQUENT EVENTS: (CONTINUED)
    - the retirement of the Company's Class A preferred stock;

    - the creation of a new Class D common stock to be issued upon the exercise of options under the Company's amended 1996 stock option plan;

    Subsequent to this recapitalization, the Company has outstanding only
Class A common stock, Class B common stock, Class D common stock, 12.25% senior preferred stock and 13% senior preferred stock.

    On February 9, 2000, the Company completed its initial public offering of 25 million shares of Class A common stock and the sale of an additional
1.5 million shares of Class A common stock to AT&T Wireless, for net proceeds of $549.5 million. The Company used $53.3 million of the net proceeds to pay accrued dividends on its Class D preferred stock and to redeem all remaining shares of its Class E preferred stock. An additional $402.5 million was used as a capital contribution to its joint venture with AT&T Wireless to acquire American Cellular Corporation. The Company intends to use the balance of the net proceeds for working capital and other general corporate purposes.

    On January 31, 2000, the Company completed the purchase of Alaska 3 RSA for approximately $12.0 million. Alaska 3 is located in southeast portion of Alaska and has a total population of approximately 74,000.

    On February 11, 2000, the Company completed the purchase of Michigan 3 RSA for approximately $97.0 million. This market is located in northwest Michigan and has a total population of approximately 166,000.

    On February 17, 2000, the Company completed the purchase of Alaska 1 RSA for approximately $16.0 million. Alaska 1 is located in east central Alaska, covering the Fairbanks area, with a population base of approximately 113,000.

    On February 25, 2000, the Company and AT&T Wireless, through an equally-owned joint venture, acquired American Cellular for approximately
$2.5 billion, including fees and expenses. American Cellular is one of the largest independent rural cellular telephone operators in the United States. American Cellular's systems cover a total population of approximately
4.8 million, and as of December 31, 1999 it had approximately 431,200 subscribers with an aggregate market penetration of approximately 8.8%. American Cellular serves markets in portions of Kentucky, Michigan, Minnesota, New York, Ohio, Pennsylvania, Tennessee, West Virginia and Wisconsin. Following completion of this acquisition, the Company will operate American Cellular's systems. American Cellular's management organization, billing system, network infrastructure and marketing programs are substantially similar to the Company's.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

    None.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

For the information called for by Items 10 through 13 we refer you to our Proxy Statement for our 2000 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999 and which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements of Dobson Communications Corporation are included in Item 8:

           Consolidated Balance Sheets as of December 31, 1999 and 1998.

           Consolidated Statements of Operations for the years ended December 31, 1999, 1998, and 1997.

           Consolidated Statements of Stockholders' Deficit for the years ended December 31, 1999, 1998, and 1997.

           Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997.

           Notes to Consolidated Financial Statements.

(2)    Schedule II -- Valuation Allowance Accounts

    All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of

Dobson Communications Corporation:

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Dobson Communications Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated February 25, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on Page 79, Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,
February 25, 2000

                                                                     SCHEDULE II

    DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES SCHEDULE OF VALUATION
        ALLOWANCE ACCOUNTS YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                               BALANCE AT    CHARGED TO
                                              BEGINNING OF   COSTS AND                 BALANCE AT END
                                                  YEAR        EXPENSES    DEDUCTIONS      OF YEAR
                                              ------------   ----------   ----------   --------------
Allowance for Doubtful Accounts Receivable:
1999........................................   $2,043,200    $5,878,230   $6,087,389     $1,834,041
1998........................................      632,661     2,394,204      983,665      2,043,200
1997........................................      325,619     1,553,512    1,246,470        632,661

    Allowance for doubtful accounts are deducted from accounts receivable in the balance sheet.

    (3) Exhibits.

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBERS                                  DESCRIPTION                           METHOD OF FILING
       -------          ------------------------------------------------------------  -----------------
       2.1              Asset Purchase Agreement dated October 9, 1997 between
                        Texas 16 Cellular Telephone Company and Dobson Cellular of
                        Texas, Inc.                                                           (1) [2.1]
       2.2.1            Stock Purchase Agreement dated November 17, 1997 as amended by Amendment No. 1 thereto effective as of March 18, 1998
                        between the shareholders of Cellular 2000 Telephone Co.
                        listed therein and Dobson Cellular of California, Inc.             (2) [2.6.1]
       2.2.2            Stock Purchase Agreement dated March 19, 1998 between RSA
                        339, Inc. and AT&T Wireless Services, Inc. and Dobson
                        Cellular of California, Inc.                                        (2) [2.6.2]
       2.3              Securities Purchase Agreement dated March 25, 1998 between
                        Santa Cruz Cellular Telephone, Inc. and its shareholders and optionholders listed therein and Dobson Cellular of
                        California, Inc.                                                      (2) [2.7]
       2.4              Agreement and Plan of Merger dated July 28, 1998 between
                        Sygnet Wireless, Inc. and Dobson/Sygnet Operating Company
                        (formerly known as Front Nine Operating Company) (without
                        schedules).                                                           (3) [2.0]
       2.5              Asset Purchase Agreement dated August 20, 1998, between Ohio
                        Wireless Communications, L.L.C. and Dobson Cellular of
                        Sandusky.                                                             (4) [2.9]
       2.6              Asset Purchase Agreement dated as of September 2, 1998
                        between A-1 Cellular of Texas, L.P. and Dobson Cellular of
                        Navarro, Inc.                                                        (4) [2.10]
       2.7              Asset Purchase Agreement dated November 24, 1998 between
                        First Cellular of Maryland, Inc. and Dobson Cellular of
                        Maryland, Inc.                                                       (4) [2.11]
       2.8              Agreement to furnish unfiled schedules.                              (4) [2.12]
       2.9              Asset Purchase Agreement dated September 8, 1999 by and
                        between ACC Arizona Cellular Communications, Inc. and Dobson
                        Cellular of Imperial, Inc.                                           (13) [2.9]
       2.10             Asset Purchase Agreement dated September 30, 1999 between
                        Alaska 3 Cellular, LLC and Dobson Cellular Systems, Inc.            (13) [2.10]
       2.11             Agreement and Plan of Merger dated October 5, 1999 among ACC
                        Acquisition LLC, ACC Acquisition Co. and American Cellular
                        Corporation.                                                        (13) [2.11]
       2.12             Asset Purchase Agreement dated October 6, 1999 between
                        Pacific Telecom Cellular of Alaska RSA 1, Inc. and Dobson
                        Cellular Systems, Inc.                                              (13) [2.12]
       2.13             Asset Purchase Agreement dated October 25, 1999 between
                        Trillium Cellular Corp., Interstate Cellular Holdings Corp.,
                        Universal Telecell, Inc. (d/b/a Unitel Wireless
                        Communications Systems, Inc.) and Dobson Cellular Systems,
                        Inc.                                                                (13) [2.13]
       2.14             License Acquisition Agreement dated November 9, 1999 among
                        DCC PCS, Inc., Royal Wireless, L.L.C., Arnage Wireless,
                        L.L.C. and (with respect to Section 10.12 only) AT&T
                        Wireless Services, Inc.                                             (13) [2.14]
       2.15             Agreement and Plan of Recapitalization among Dobson
                        Communications Corporation, Dobson Operating Company, Dobson
                        CC Limited Partnership, Russell L. Dobson, J.W. Childs
                        Equity Partners II, L.P., AT&T Wireless, Inc. and the other stockholders of Dobson Communications Corporation's Class A
                        Common Stock and Class D Preferred Stock.                            (14) [2.1]
       2.16             Asset Purchase Agreement dated as of December 14, 1999
                        between Lake Huron Cellular Corp. and Dobson Cellular
                        Systems, Inc.                                                       (13) [2.16]

       EXHIBIT
       NUMBERS                                  DESCRIPTION                           METHOD OF FILING
       -------          ------------------------------------------------------------  -----------------
       2.17             Asset Purchase Agreement dated January 5, 2000 for Texas 9 by and between Lone Star Cellular, Inc., PCM, Inc. and
                        Dobson Cellular Systems, Inc.                                       (13) [2.17]
       2.18             AT&T Stock Purchase Agreement                                        (14) [2.2]
       3.1              Registrant's Amended and Restated Certificate of
                        Incorporation.                                                       (14) [3.1]
       3.2              The Registrant's Amended and Restated Bylaws.                        (13) [3.2]
       4.1              Third Amended and Restated Credit Agreement among the Agents
                        and Lenders named therein and Dobson Operating Company dated          (6) [4.1]
                        March 25, 1998, as amended.                                         (7) [10.1]
       4.2              $120 million Revolving Credit Agreement among Dobson
                        Cellular Operations Company and the Agents and Lenders named          (6) [4.2]
                        therein dated as of March 25, 1998, as amended.                     (7) [10.1]
       4.3              $80 million 364-Day Revolving Credit and Term Loan Agreement among Dobson Cellular Operations Company and the Agents and
                        Lenders named therein dated as of March 25, 1998, as                  (6) [4.3]
                        amended.                                                            (7) [10.1]
       4.4              Credit Agreement among the Agents and Lenders named therein and Dobson/Sygnet Operating Company, dated as of
                        December 23, 1998.                                                   (4) [4.4]
       4.5              $17.5 million Term Loan Agreement between Dobson Tower
                        Company and NationsBank, N.A. dated as of December 23, 1998.         (4) [4.5]
       4.6              Amended, Restated, and Consolidated Revolving Credit and
                        Term Loan Agreement dated as of January 18, 2000 among
                        Dobson Operating Company, L.L.C., Banc of America
                        Securities, LLC, Bank of America, N.A., Lehman Commercial
                        Paper Inc. and Toronto Dominion (Texas) Inc., and First
                        Union National Bank and PNC Bank, National Association, and
                        the Lenders.                                                         (13) [4.6]
       4.7              Telephone Loan Contract dated as of November 7, 1958 between
                        Dobson Telephone Company, Inc. and United States of America.         (8) [4.2]
       4.8              Telephone Loan Contract dated as of March 19, 1956 between
                        McLoud Telephone Company and United States of America.               (8) [4.3]
       4.9              Telephone Loan Contract dated as of January 15, 1993 between
                        Dobson Telephone Company, Inc., Rural Telephone Bank and
                        United States of America.                                            (8) [4.4]
       4.10             Restated Mortgage, Security Agreement and Financing
                        Statement dated as of May 15, 1993 between Dobson Telephone
                        Company, Rural Telephone Bank and United States of America.          (8) [4.5]
       4.11             Indenture dated as of February 28, 1997 between the
                        Registrant, as Issuer, and United States Trust Company of
                        New York, as Trustee.                                                (8) [4.6]
       4.12             Escrow and Security Agreement dated February 28, 1997 among the Registrant as Pledgor, and Morgan Stanley & Co.
                        Incorporated, Alex. Brown & Sons Incorporated, First Union
                        Capital Markets, and NationsBanc Capital Markets, Inc., as
                        Placement Agents, and United States Trust Company of New
                        York, as Trustee.                                                    (8) [4.9]
       4.13             Agreement to furnish unfiled debt instruments.                       (2) [4.12]
       4.14             Indenture dated December 23, 1998 between Dobson/Sygnet
                        Communications Company, as Issuer, and United States Trust
                        Company of New York, as Trustee.                                      (3) [4.1]

       EXHIBIT
       NUMBERS                                  DESCRIPTION                           METHOD OF FILING
       -------          ------------------------------------------------------------  -----------------
       4.15             Collateral Pledge and Security Agreement dated December 23,
                        1998 between Dobson/Sygnet Communications Company, as
                        Pledgor, and NationsBanc Montgomery Securities LLC, Lehman
                        Brothers Inc., First Union Capital Markets, a division of
                        Wheat First Securities, Inc. and TD Securities (USA) Inc.,
                        as Initial Purchasers, and United States Trust Company of
                        New York, as Trustee.                                               (4) [4.18]
       4.16             Form of Certificate representing Common Stock.                      (13) [4.16]
      10.1.1*           Registrant's 1996 Stock Option Plan, as amended.                  (4) [10.1.1]
      10.1.2*           1998 Stock Option Plan of Logix Communications Enterprises,
                        Inc. (f/k/a Dobson Wireline Company).                             (4) [10.1.2]
      10.1.3*           Form of 2000-1 Amendment to the DCC 1996 Stock Option Plan        (13) [10.1.3]
      10.1.4*           Form of Dobson Communications Corporation 2000 Stock
                        Incentive Plan                                                      (14) [10.5]
      10.2.2            Promissory Note dated February 10, 1997 of G. Edward Evans in the amount of $300,000 in favor of Western Financial
                        Services Corp.                                                    (8) [10.2.1]
      10.2.3            Stock Purchase Agreement, dated as of March 26, 1998,
                        between the shareholders of American Telco Inc. and American
                        Telco Network Services, Inc. and Logix Communications
                        Enterprises, Inc. (f/k/a Dobson Wireline Company).                    (9) [2.1]
      10.2.3.1          First Amendment to Stock Purchase Agreement among American
                        Telco Inc. and American Telco Network Services, Inc. and
                        Logix Communications Enterprises, Inc. (f/k/a Dobson
                        Wireline Company).                                                    (9) [2.2]
      10.2.4            Stock Purchase Agreement, dated December 23, 1998 among the
                        Registrant, the Fleet Investors and the other entities
                        listed therein.                                                   (4) [10.2.5]
      10.2.5            Asset Purchase Agreement dated December 23, 1998 by and
                        between Sygnet Communications, Inc. and Dobson Tower
                        Company.                                                          (4) [10.2.6]
      10.2.6            Asset Purchase Agreement dated July 6, 1999 by and among
                        American Tower Corporation, American Tower, LP, Dobson Tower
                        Company and the Registrant as Sole Shareholder of Dobson
                        Tower, as amended.                                              (13) [10.2.6.1]
      10.2.7            Master Site License Agreement dated December 23, 1998 by and between Sygnet Communications, Inc. and Dobson Tower
                        Company.                                                          (4) [10.2.7]
      10.3.1*           Letter dated June 3, 1996 from Registrant to Bruce R.
                        Knooihuizen describing employment arrangement.                    (8) [10.3.2]
      10.3.2*           Letter dated October 15, 1996 from Fleet Equity Partners to
                        Justin L. Jaschke regarding director compensation.                (8) [10.3.3]
      10.3.3*           Letter dated December 26, 1996 from Registrant to G. Edward
                        Evans describing employment arrangement.                          (8) [10.3.1]
      10.3.4*           Letter dated September 16, 1997 from Registrant to William
                        J. Hoffman, Jr. describing employment arrangement.                 (2) [10.3.4]
      10.3.5*           Letter dated October 28, 1997 from Registrant to R. Thomas
                        Morgan describing employment arrangement.                          (2) [10.3.5]
      10.3.6*           Letter dated August 25, 1998 from Registrant to Richard D.
                        Sewell, Jr. describing employment arrangement.                    (4) [10.3.6]
      10.3.7*           Consulting Agreement dated December 21, 1998 between
                        Registrant and Albert H. Pharis, Jr.                              (4) [10.3.7]
      10.3.8*           Consulting Agreement dated August 15, 1998 between the
                        Registrant and Russell L. Dobson and Addendum thereto dated
                        October 1, 1998                                                   (13) [10.3.8]

       EXHIBIT
       NUMBERS                                  DESCRIPTION                           METHOD OF FILING
       -------          ------------------------------------------------------------  -----------------
      10.3.9*           Letter dated September 24, 1998 from Registrant to Craig T.
                        Sheetz describing employment arrangement.                         (13) [10.3.9]
      10.4.1            North American Cellular Network Services Agreement dated
                        August 26, 1992 between North American Cellular Network,
                        Inc. and Dobson Cellular Systems, Inc.                            (8) [10.4.2]
      10.4.2            Agreement for DS-3 service dated December 16, 1993 between
                        Logix Communications Corporation (f/k/a Dobson Fiber
                        Company) and NTS Communications, Inc. and Addendum thereto
                        dated June 1, 1994.                                               (8) [10.4.1]
      10.4.3            General Purchase Agreement dated January 13, 1998 between
                        Lucent Technologies, Inc. and Dobson Cellular Systems, Inc.        (2) [10.4.7]
      10.4.4            Operating Agreement dated January 16, 1998 between AT&T
                        Wireless Services, Inc. and Dobson Cellular Systems, Inc.         (13) [10.4.4]
      10.4.5            Fourth Amended General Purchase Agreement dated January 5,
                        1999 between Northern Telecom Inc. and Registrant.                 (2) [10.4.8]
      10.6              Second Amended and Restated Partnership Agreement of Gila
                        River Cellular General Partnership dated September 30, 1997.       (11) [10.8]
      10.7.1            Investment and Transaction Agreement, dated December 23,
                        1998, among the Registrant, Dobson CC Limited Partnership
                        and J. W. Childs Equity Partners II, L.P. (without
                        exhibits).                                                        (4) [10.8.1]
      10.7.2            Stockholder and Investor Rights Agreement, dated
                        December 23, 1998 among the Registrant and the shareholders
                        listed therein, (without exhibits).                               (4) [10.8.2]
      10.7.2.1          Amendment to Stockholder and Investors Rights Agreement,
                        dated April 13, 1999 among the Registrant and the
                        Shareholders listed therein (without exhibits).                 (4) [10.8.2.1]
      10.7.2.2          Amended and Restated Stockholders and Investor Rights
                        Agreement dated September 17, 1999 by and among the
                        Registrant and the Cash Equity Investors, as listed and
                        defined therein (without exhibits).                             (13) [10.7.2.2]
      10.7.2.3          Stockholder and Investor Rights Agreement, dated
                        January 31, 2000 among the Registrant and the Shareholders
                        listed therein (without exhibits)                               (13) [10.7.2.3]
      10.7.3            Investors Agreement, dated December 23, 1998, among the
                        Registrant, and certain shareholders of Sygnet Wireless,
                        Inc. and their affiliates listed therein.                         (4) [10.8.3]
      10.8              License Agreement dated February 15, 1999 between Registrant
                        and H.O. Systems, Inc.                                             (10) [10.8]
      10.9*             Form of Dobson Communications Corporation Director
                        Indemnification Agreement.                                         (13) [10.9]
      10.10             Agreement and Plan of Reorganization and Corporation
                        Separation.                                                       (13) [10.10]
      10.11             Agreement to Provide Indemnity, dated January 24, 2000 by
                        and among Dobson Communications Corporation and Dobson CC
                        Limited Partnership.                                               (13) [10.11]
      10.12             Second Amended and Restated Limited Liability Company
                        Agreement of ACC Acquisition LLC between AT&T Wireless
                        Services JV Co. and Dobson JV Company dated as of
                        January 31, 2000.                                                   (14) [10.1]
      10.12.1           Amended and Restated Supplemental Agreement among AT&T
                        Wireless, Dobson Communications Corporation, Dobson CC
                        Limited Partnership, and other signatories thereto, dated
                        February 25, 2000.                                                (14) [10.1.1]

       EXHIBIT
       NUMBERS                                  DESCRIPTION                           METHOD OF FILING
       -------          ------------------------------------------------------------  -----------------
      10.13             Amended and Restated Management Agreement between Dobson
                        Cellular Systems, Inc. and ACC Acquisition LLC dated as of
                        January 31, 2000.                                                   (14) [10.2]
      10.13.1           Letter to Management Agreement between Dobson Cellular
                        Systems, Inc. and ACC Acquisition LLC dated as of
                        January 31, 2000.                                                (13) [10.13.1]
      10.14             Amended and Restated Operating Agreement dated January 31,
                        2000 by and between AT&T Wireless Services, Inc., on behalf of itself and its Affiliate (as defined therein) and ACC
                        Acquisition L.L.C., on behalf of itself and its Affiliates
                        (as defined therein).                                               (14) [10.3]
      10.15             Amended and Restated Operating Agreement dated January 31,
                        2000 by and between Dobson Cellular Systems, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC
                        Acquisition L.L.C., on behalf of itself and its Affiliates
                        (as defined therein).                                               (14) [10.4]
      21                List of Subsidiaries.                                                 (13) [21]
      27                Financial Data Schedule.                                                    (5)
      99.1*             Form of Dobson Communications Corporation 2000 Stock
                        Incentive Plan Incentive Stock Option Agreement.                    (13) [99.1]
      99.2*             Form of Dobson Communications Corporation 2000 Stock
                        Incentive Plan Nonqualified Stock Option Agreement.                 (13) [99.2]

------------------------

*   Management contract or compensatory plan or arrangement.

(1) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 10, 1998, as the exhibit number indicated in brackets and incorporated by reference herein.

(2) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

(3) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(4) Filed as an exhibit to the Registrant's Registration Statement on Form S-4 (Registration No. 333-71633), as the exhibit number indicated in brackets and incorporated by reference herein.

(5) Filed herewith.

(6) Filed as an exhibit to the Registrant's Registration Statement on Form S-4 (Registration No. 333-50107), as the exhibit number indicated in brackets and incorporated by reference herein.

(7) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on May 27, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(8) Filed as an exhibit to the Registrant's Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

(9) Filed as an exhibit to the Registrant's Current Report on Form 8-K on June 30, 1998, as the exhibit number indicated in brackets and incorporated by reference herein.

(10) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 as the exhibit number indicated in brackets and incorporated by reference herein.

(11) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on October 15, 1997 and amended on November 6, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

(12) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999 as the exhibit number indicated in brackets and incorporated by reference herein.

(13) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-90759), as the exhibit number indicated in brackets and incorporated by reference herein.

(14) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 9, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of March, 2000.

                                                       DOBSON COMMUNICATIONS CORPORATION

                                                       By             /s/ EVERETT R. DOBSON
                                                           ------------------------------------------
                                                                        Everett R. Dobson
                                                              CHAIRMAN OF THE BOARD, PRESIDENT AND
                                                                     CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

                     SIGNATURES                                    TITLE                    DATE
                     ----------                                    -----                    ----
                                                       Chairman of the Board,
                /s/ EVERETT R. DOBSON                    President and Chief
     -------------------------------------------         Executive Officer (principal  March 14, 2000
                  Everett R. Dobson                      executive officer)

              /s/ BRUCE R. KNOOIHUIZEN                 Vice President and Chief
     -------------------------------------------         Financial Officer (principal  March 14, 2000
                Bruce R. Knooihuizen                     financial officer)

                  /s/ TRENT LEFORCE                    Corporate Controller
     -------------------------------------------         (principal accounting         March 14, 2000
                    Trent LeForce                        officer)

                /s/ STEPHEN T. DOBSON
     -------------------------------------------       Secretary/Treasurer, Director   March 14, 2000
                  Stephen T. Dobson

                /s/ RUSSELL L. DOBSON
     -------------------------------------------       Director                        March 14, 2000
                  Russell L. Dobson

                /s/ JUSTIN L. JASCHKE
     -------------------------------------------       Director                        March 14, 2000
                  Justin L. Jaschke

              /s/ ALBERT H. PHARIS, JR.
     -------------------------------------------       Director                        March 14, 2000
               Albert H. Pharis, Jr.

                /s/ DANA L. SCHMALTZ
     -------------------------------------------       Director                        March 14, 2000
                  Dana L. Schmaltz