Form 10-K405/A
period 1999-12-31
DOBSON COMMUNICATIONS CORP
filed 2000-03-28
CIK 1035985

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       DOBSON COMMUNICATIONS CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

        ITEM
       NUMBER                                                                           PAGE
---------------------                                                                 --------
                                                  PART I

1                       Business....................................................      2
2                       Properties..................................................     23
3                       Legal Proceedings...........................................     24
4                       Submission of Matters to a Vote of Security Holders.........     24

                                                  PART II

5                       Market for Registrant's Common Equity and Related                24
                          Stockholder Matters.......................................
6                       Selected Financial Data.....................................     25
7                       Management's Discussion and Analysis of Financial Condition      26
                          and Results of
                          Operations................................................
7A                      Quantitative and Qualitative Disclosure About Market Risk...     38
8                       Financial Statements and Supplementary Data.................     39
9                       Changes in and Disagreements with Accountants on Accounting      67
                          and Financial
                          Disclosure................................................

                                                 PART III

10                      Directors and Executive Officers of the Registrant..........     67
11                      Executive Compensation......................................     70
12                      Security Ownership of Certain Beneficial Owners and              74
                          Management................................................
13                      Certain Relationships and Related Transactions..............     76

                                                  PART IV

14                      Exhibits, Financial Statement Schedules, and Reports on          79
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

LIQUIDITY AND CAPITAL RESOURCES

    We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our cellular systems and those we may acquire. We have financed our operations through cash flows from operating activities, bank debt and the sale of debt and equity securities.

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
                                                   ========             ========

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

3.  DISCONTINUED OPERATIONS (CONTINUED)
    The net (loss) income from operations of the wireline segment was classified on the consolidated statement of operations as "(Loss) income from discontinued operations." Summarized results of discontinued operations are as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1999       1998       1997
                                                 --------   --------   --------
                                                        ($ IN THOUSANDS)
Net revenues...................................  $113,420   $ 67,703   $20,177
(Loss) Income before income taxes..............   (77,811)   (40,196)      886
Income tax benefit (provision).................    29,568     12,924      (337)
Extraordinary item, net........................        --         --      (217)
Cumulative effect of change inaccounting
  principle, net...............................        --       (699)       --
(Loss) income from discontinued operations.....   (48,243)   (27,110)      332

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

    None.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

    We currently have six directors on our board of directors and one vacancy. We intend to appoint one additional independent director to our board by May 4, 2000 to comply with the requirements of the Nasdaq National Market. Our directors serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified. Our executive officers serve at the discretion of our board of directors. Beginning in 2001, when the terms of our current directors begin expiring, we will elect directors for three-year terms at the annual meeting of stockholders which is held in April of each year. Our officers are appointed at the Board's first meeting after each annual meeting of stockholders.

    Our directors and executive officers are set forth below. Certain of the officers and directors hold or have held positions in several of our subsidiaries. The ages of the persons set forth below are as of December 31, 1999.

NAME                                                     AGE                      POSITION
----                                                   --------   -----------------------------------------
Everett R. Dobson(1).................................     40      Chairman of the Board, President and
                                                                  Chief Executive Officer

G. Edward Evans......................................     38      President and Chief Operating Officer of
                                                                  cellular subsidiaries

Bruce R. Knooihuizen.................................     43      Vice President and Chief Financial
                                                                  Officer

R. Thomas Morgan.....................................     43      Vice President and Chief Information
                                                                  Officer

Craig T. Sheetz......................................     40      Executive Vice President and Chief
                                                                  Operating Officer

Timothy J. Duffy.....................................     40      Senior Vice President and Chief Technical
                                                                  Officer

Richard D. Sewell, Jr................................     42      Treasurer

Stephen T. Dobson(1).................................     36      Secretary and Director

Russell L. Dobson(1).................................     64      Director

Justin L. Jaschke....................................     41      Director

Albert H. Pharis, Jr.................................     49      Director

Dana L. Schmaltz.....................................     32      Director

------------------------

(1) Everett R. Dobson and Stephen T. Dobson are sons of Russell L. Dobson.

    We were incorporated in February 1997 in connection with a corporate reorganization pursuant to which we became the holding company parent of our subsidiary Dobson Operating Company. Information below with respect to positions held by our executive officers and directors refers to their positions with Dobson Operating Company and, since February 1997, also with us.

    EVERETT R. DOBSON has served as a director and officer since 1982. From 1990 to 1996, he served as a director, President and Chief Operating Officer of our cellular subsidiaries. He was elected Chairman of the Board and Chief Executive Officer in April 1996. Mr. Dobson served on the board of the Cellular

Telecommunications Industry Association ("CTIA") in 1993 and 1994. He holds a B.A. in Economics from Southwestern Oklahoma State University and currently sits on its Foundation Board and chairs the investment committee.

    G. EDWARD EVANS has served as our President since January 2000. From 1997 to 2000, he was President of our cellular subsidiaries. Mr. Evans was employed by BellSouth Mobility, Inc. from 1993 to 1996, serving as General Manager-Kentucky, Director of Field Operations at the company's corporate office in Atlanta and Director of Marketing-Alabama. He was an Area Manager and a Market Manager of U.S. Cellular from 1990 to 1993 and was a Sales Manager of GTE Mobilnet from 1989 to 1990. Mr. Evans serves on the board of the Cellular Telecommunications Industry Association. He holds a B.S. in Business Administration from the University of South Florida and an M.B.A. from Georgia State University.

    BRUCE R. KNOOIHUIZEN has served as our Executive Vice President and Chief Financial Officer since January 2000. He served as our Vice President and Chief Financial Officer from July 1996 to January 2000. From 1994 to 1996,
Mr. Knooihuizen was Chief Financial Officer and Secretary for The Westlink Co. in San Diego, a wireless provider which was formerly an operating unit of US WEST. Previously, he was Treasurer and Controller of Ameritech Cellular from 1990 to 1994; Director, Accounting Operations of Ameritech Applied Technologies from 1988 to 1990; and Controller of Ameritech Properties in 1988, all located in Chicago. From 1980 to 1988 he held various financial and accounting positions with The Ohio Bell Telephone Company. Mr. Knooihuizen received a B.S. in Finance from Miami University in Oxford, Ohio and an M.B.A. in finance from the University of Cincinnati.

    R. THOMAS MORGAN has served as Vice President and Chief Information Officer since December 1997. During 1996 and 1997, Mr. Morgan was Director of Corporate Services in the Information Services Department of American Electric Power in Columbus, Ohio, an electric utility serving three million customers in the Midwest. Previously, he was Manager of Accounting and Human Resources Systems from 1994 through 1995 and held various positions in the Information Services Department of American Electric Power from 1985. Mr. Morgan was Manager of Software Engineering for Access Corporation, a software development company, in Cincinnati, Ohio from 1981 to 1985 and worked as a Senior Consultant with Arthur Andersen & Co. in Columbus, Ohio from 1978 to 1981. Mr. Morgan holds a B.S. in Systems Analysis from Miami University in Oxford, Ohio.

    CRAIG T. SHEETZ has served as Executive Vice President and Chief Operating Officer since December 1998. Mr. Sheetz is responsible for the operations of the company, including field sales and marketing, call center management, billing and intercarrier services. Before joining us, he served as Vice President, Chief Financial Officer and Treasurer of Sygnet Wireless, Inc. since 1990. Prior to joining Sygnet, Mr. Sheetz served as Assistant Vice President at Mellon Bank and PNC Bank where he specialized in the media and telecommunications industries. Mr. Sheetz holds a B.A. in Economics from Albion College and an M.B.A. from the University of Rochester.

    TIMOTHY J. DUFFY has served as Chief Technical Officer and Senior Vice President of Network Operations and Engineering for Dobson Cellular Systems since December 1998. In this capacity, he manages Dobson's cellular network facilities as well as engineering, design and build out of new cellular networks. Prior to joining us, Mr. Duffy worked for Sygnet Communications from 1985 to 1998 in engineering and related management positions. In 1983 he was employed as Director of Engineering for the Constrander Corporation where he was responsible for seven AM and FM radio broadcast facilities in Ohio and Pennsylvania. From 1976 to 1982 he served as Chief Engineer of radio station WGRP in Greenville, Pennsylvania. Mr. Duffy holds a U.S. patent concerning the integration of wireless phone location information to make call management decisions. He is a member of the Institute of Electrical and Electronics Engineers and holds a degree in Electrical Engineering from Pennsylvania State University.

    RICHARD D. SEWELL, JR. has served as Treasurer since September 1998. Mr. Sewell was employed by Dal-Tile International Inc., a ceramic tile manufacturer and distributor, as Vice President-Finance from

1997 to 1998, as Vice President-Treasurer from 1995 to 1997 and as Vice President-Financial Reporting from 1990 to 1995. From 1979 to 1989, Mr. Sewell was employed by a predecessor entity to Ernst & Young, a public accounting firm, concluding as a principal in their Entrepreneurial Service Group. Mr. Sewell received a B.S. in Accounting from the University of Missouri-Kansas City.

    STEPHEN T. DOBSON has served as a director since 1990. He served as our Treasurer from 1990 until September 1998, and he has served as Secretary since 1990. He has also served as General Manager and Secretary of Dobson Telephone Company from 1994 to 1998 and 1990 to 1998, respectively. He became President of Logix in January 1997 and Vice Chairman of Logix in 1999. He holds a B.S. in Finance from the University of Central Oklahoma.

    RUSSELL L. DOBSON has served as a director since 1990 and was Chairman of the Board and Chief Executive Officer from 1990 to 1996. Mr. Dobson joined his father at Dobson Telephone Company in 1956 and became the controlling owner and Chief Executive Officer in 1975 when he purchased his father's interest. He has been active in many industry-related groups, including the Oklahoma Telephone Association, Western Rural Telephone Company and Organization for the Protection and Advancement of Small Telephone Companies.

    JUSTIN L. JASCHKE has served as a director since October 1996. Mr. Jaschke has been the Chief Executive Officer and a director of Verio Inc., a publicly held internet services provider based in Englewood, Colorado, since its inception in March 1996. Prior to March 1996, Mr. Jaschke served as Chief Operating Officer for Nextel Communications, Inc. following its merger with OneComm Corporation in July 1995. Mr. Jaschke served as OneComm's President and a member of its Board of Directors from 1993 until its merger with Nextel. From May 1990 to April 1993, Mr. Jaschke served as President and Chief Executive Officer of Bay Area Cellular Telephone Company. Mr. Jaschke currently serves as Chairman of the Board of Directors of Metricom, Inc., a wireless data communications provider. Mr. Jaschke has a B.S. in mathematics from the University of Puget Sound and an M.S. in management from the Massachusetts Institute of Technology Sloan School of Management.

    ALBERT H. PHARIS, JR. has served as a director and a consultant since December 1998. Mr. Pharis became Chief Executive Officer of our subsidiary, Logix, in September 1999. He served as President, Chief Executive Officer and Director of Sygnet from 1985 to December 1998. He has been active as a board member of the Cellular Telecommunications Industry Association since 1985 and as a member of its Executive Committee since 1989. He has also been Chairman of its Small Operators Caucus.

    DANA L. SCHMALTZ became a director in accordance with the terms of our stockholders' agreement, dated December 23, 1998, with John W. Childs and entities which he owns or controls and their co-investors. Mr. Schmaltz is a Vice President of J.W. Childs Associates, Inc. and has been at J.W. Childs Associates, Inc. since February 1997. From 1995 to 1997, Mr. Schmaltz was an associate at DLJ Merchant Banking, Inc. Mr. Schmaltz received an A.B. from Dartmouth College. Mr. Schmaltz graduated from the Harvard Graduate School of Business Administration in 1995.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth the cash and non-cash compensation during 1999, 1998, and 1997 earned by our chief executive officer and our other four most highly compensated executive officers as of December 31, 1999:

                           SUMMARY COMPENSATION TABLE

                                                                                   SECURITIES
                                                                 OTHER ANNUAL      UNDERLYING       ALL OTHER
                                         SALARY     BONUS(1)     COMPENSATION    OPTION AWARDS     COMPENSATION
NAME AND PRINCIPAL POSITION    YEAR       ($)          ($)          ($)(2)      (# OF SHARES)(3)      ($)(4)
---------------------------  --------   --------   -----------   ------------   ----------------   ------------
Everett R. Dobson .......       1999     500,000       250,000       106,100(5)          --            6,400
  Chairman of the Board,        1998     380,400       250,000        39,700(5)          --            6,400
  President, Chief              1997     300,000       250,000        54,800(5)          --            9,500
  Executive Officer and
  Director

Stephen T. Dobson .......       1999(6)  200,000        80,000        77,400(7)          --            6,400
  Secretary and Director        1998     155,200        80,000        32,600(7)          --            4,700
                                1997     100,000        75,000        13,800(7)                        6,500

G. Edward Evans .........       1999     191,700        80,000        37,100(8)          --            6,400
  President of our cellular     1998     152,500        76,000            --        130,149            4,300
  subsidiaries                  1997     113,600        80,000(9)          --       785,188            --(10)

Bruce R. Knooihuizen ....       1999     194,200       140,000        11,200(11)          --           6,400
  Vice President and            1998     165,000       102,500            --        130,149            4,100
  Chief Financial Officer       1997     152,500        82,500            --             --            1,400

Craig T. Sheetz .........       1999     176,900       157,500(12)          --       67,310            6,400
  Executive Vice President      1998(13)       --           --            --             --               --
  and Chief Operating           1997(13)       --           --            --             --               --
  Officer

------------------------

(1) The bonuses for 1999 represent the bonuses to be paid in 2000 with respect to services performed in 1999. The bonuses for 1998 and 1997 represent the bonuses paid in 1999 and 1998 with respect to services performed in 1998 and 1997, respectively.

(2) Represents the value of perquisites and other personal benefits in excess of 10% of annual salary and bonus.

(3) Represents the number of shares of Class A common stock on a converted basis.

(4) Includes the matching contributions made by us to the account of the executive officer under our 401(k) Profit Sharing Plan.

(5) Includes $84,400, $26,000, and $36,600 for personal use of our aircraft and $21,700, $12,300, and $18,200 for a company-provided vehicle in 1999, 1998 and 1997, respectively.

(6) All of Mr. Dobson's annual compensation for 1999 was paid by Logix.

(7) Includes $61,700, $16,100, and $10,400 for personal use of our aircraft and $15,700, $16,300, and $3,400 for a company-provided vehicle in 1999, 1998 and 1997, respectively.

(8) Includes $34,800 for personal use of our aircraft and $2,300 for a company-provided vehicle.

(9) Includes $20,000 received upon commencement of employment.

(10) In February 1997, we made a below market home mortgage loan to Mr. Evans. See "Certain Relationships and Related Transactions."

(11) Includes $6,700 for personal use of our aircraft and $4,500 for a company-provided vehicle.

(12) Includes $89,500 received upon commencement of employment.

(13) Not employed by us in 1997 and 1998.

    The following tables list those persons in the previous table who were granted options to purchase shares of our Class C common stock and our old
Class B common stock in 1999. As part of our recapitalization, options for the purchase shares of our old Class B common stock were amended to be exercisable into shares of our Class D common stock. Our Class C common stock and Class D common stock is convertible into our Class A common stock on a 111.44-for-one basis. The following tables provide information regarding our outstanding options on a converted basis. No stock options were exercised by the persons in the following tables in 1999. On February 2, 2000, eighteen option holders exercised options for an aggregate of 9,393 shares of old Class B common stock at a weighted average exercise price of approximately $1.34 per Class A common stock equivalent, and 845 shares of Class C common stock at a weighted average exercise price of approximately $3.70 per Class A common stock equivalent. These shares were converted into 1,140,923 aggregate shares of Class A common stock as part of our recapitalization. See "Certain Relationships and Related Transactions".

                             OPTION GRANTS IN 1999

                                   INDIVIDUAL GRANTS
                       ------------------------------------------
                             NUMBER OF          PERCENT OF TOTAL                                       POTENTIAL REALIZABLE
                       SECURITIES UNDERLYING   OPTIONS GRANTED TO   EXERCISE PRICE                       VALUE AT INITIAL
NAME                      OPTIONS GRANTED      EMPLOYEES IN 1999      ($/SHARE)      EXPIRATION DATE      OFFERING PRICE
----                   ---------------------   ------------------   --------------   ---------------   --------------------
Craig T. Sheetz                67,310                 33.3%             $3.77           01/01/09            $1,227,061

                            POTENTIAL
                           REALIZABLE
                         VALUE AT ANNUAL
                            RATES OF
                              STOCK
                        APPRECIATION FOR
                         OPTION TERM(1)
                       -------------------
NAME                      5%        10%
----                   --------   --------
Craig T. Sheetz        $159,588   $404,426

------------------------------

(1) The assumed annual rates of stock price appreciation of 5% and 10% correspond to the option exercise price and are set by the Securities and
    Exchange Commission and are not intended as a forecast of possible future appreciation in stock prices.

                          1999 YEAR-END OPTION VALUES

                                     NUMBER OF SECURITIES UNDERLYING
                                               UNEXERCISED              VALUE OF UNEXERCISED IN-THE-MONEY
                                         OPTIONS AT 12/31/99(#)              OPTIONS AT 12/31/99($)
NAME                                  EXERCISABLE/UNEXERCISABLE(1)        EXERCISABLE/UNEXERCISABLE(2)
----                                 -------------------------------   -----------------------------------
G. Edward Evans....................         340,105 / 575,232               $ 7,180,345 / $12,051,830
Bruce R. Knooihuizen...............         614,902 / 496,700               $13,014,283 / $10,384,598
Craig T. Sheetz....................              -- /  67,310               -- / $          1,227,061

------------------------

(1) Assumes the conversion of each share of Class C common stock and Class D common stock issuable upon exercise of options into 111.44 shares of
    Class A common stock.

(2) The value of unexercised in-the-money options at December 31, 1999 is computed as the product of the stock value at December 31, 1999, assumed to be $22 per share, less the stock option exercise price, and the number of underlying securities at December 31, 1999.

EMPLOYMENT AGREEMENTS

    We do not have formal employment agreements with any of our employees. In connection with the employment of Bruce R. Knooihuizen in 1996 and G. Edward Evans in 1997, we agreed to provide them compensation in the form of salary, bonus, stock options and other benefits. The terms of

Mr. Knooihuizen's employment provide for an initial annual salary of $150,000, an annual bonus ranging from 30% to 50% of his annual salary, and a 10-year option to purchase 8,807 shares of our Class D common stock, which is convertible into 981,453 shares of our Class A common stock, vesting at the rate of 20% per year. The terms of Mr. Evans' employment provide for an initial annual salary of $120,000, an annual bonus ranging from 30% to 50% of his annual salary, a five-year home mortgage loan of $300,000 at an annual interest rate of 4% and a ten-year option to purchase 7,046 shares of our Class D common stock, which is convertible into 785,188 shares of our Class A common stock, with 100% of the options vesting ratably over five years. On February 2, 2000, Mr. Evans exercised options to acquire 3,457 shares of our old Class B common stock at a weighted average exercise price of approximately $0.78 per Class A common stock equivalent. These shares will convert into 385,248 shares of Class A common stock in the recapitalization. See "Certain Relationships and Related Transactions." We also agreed to a severance payment equal to one year's salary in the event of termination of employment of Messrs. Knooihuizen or Evans without cause. The options to purchase shares of our Class D common stock held by these officers become fully vested upon a change of control.

    In connection with the employment of Craig T. Sheetz in 1999, we agreed to provide him compensation in the form of salary, bonus, stock options and other benefits. The terms of Mr. Sheetz's employment provide for an initial annual salary of $180,000, an annual bonus up to 50% of his annual salary, and a ten-year option to purchase 604 shares of our Class C common stock, which is convertible into 67,310 shares of our Class A common stock, vesting at the rate of 20% per year. The options to purchase shares of our Class C common stock held by Mr. Sheetz become fully vested upon a change of control. On February 2, 2000, Mr. Sheetz exercised options to acquire 121 shares of our Class C common stock at a weighted average exercise price of approximately $3.73 per Class A common stock equivalent. These shares will convert into 13,484 shares of Class A common stock in the recapitalization. See "Certain Relationships and Related Transactions."

    Prior to August 15, 1998, Russell L. Dobson was one of our corporate officers. Effective August 15, 1998, we entered into a consulting agreement with Mr. Dobson. Under the terms of the consulting agreement, Mr. Dobson has been retained by us from August 15, 1998 through August 31, 2008. In exchange for Mr. Dobson's services, we agreed to provide monthly compensation of $15,000 and insurance benefits commensurate with our employee plan. Mr. Dobson's responsibilities include, but are not necessarily limited to, representing us at various functions, including trade shows and seminars, assisting with regulatory matters, including appearances where required before regulatory bodies, and analyzing technical and financial data to assist executive officers in strategic planning and forecasting. In addition, Mr. Dobson has agreed not to compete with us during the term of his consulting agreement. During 1998, we paid Mr. Dobson approximately $195,000, a portion of which was for services as an officer and the balance of which was under the consulting agreement.

    Effective December 23, 1998, immediately following our acquisition of Sygnet Wireless, Inc., Albert H. Pharis, Jr., formerly the chief executive officer of Sygnet Wireless, became a consultant to us to assist us on an as-needed basis for a term of five years. Mr. Pharis advises and consults with us regarding operational matters affecting our business, such as industry trends, technological developments, the competitive environment, and the integration of Sygnet and other acquisitions. Mr. Pharis received a fee of $40,000 for the first 90 days of such consulting period and is to receive an annual fee of $60,000 thereafter. In addition, Mr. Pharis, who serves on our board of directors, received options to purchase 833 shares of our Class D common stock, which is convertible into 92,830 shares of our Class A common stock, at an exercise price of approximately $5.11 per share of Class A common stock equivalent. Mr. Pharis's options vest ratably over a five-year period and fully vest upon a change of control. On February 2, 2000, Mr. Pharis exercised options to acquire 192 shares of our old Class B common stock at a weighted average exercise price of approximately $5.18 per Class A common stock equivalent. These shares will convert into 21,396 shares of Class A common stock in the recapitalization. See "Certain Relationships and Related Transactions."

DIRECTOR COMPENSATION

    We reimburse directors for out-of-pocket expenses incurred in attending board meetings. In addition, in connection with his election as a director in October 1996, we granted Justin L. Jaschke an option to acquire 833 shares of our Class D common stock, which will be convertible into 92,830 shares of our Class A common stock, at an exercise price of $0.77 per Class A common stock equivalent. Mr. Jaschke's option vests ratably over a five-year period and fully vests upon a change of control. On February 2, 2000, Mr. Jaschke exercised options to acquire 576 shares of our old Class B common stock at a weighted average exercise price of approximately $0.78 per Class A common stock equivalent, which will convert into 64,189 shares of Class A common stock in the recapitalization. Directors who are our officers or our consultants receive no additional compensation for services rendered as directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During 1999, the members of our compensation committee were Russell L. Dobson, Justin L. Jaschke and Dana L. Schmaltz. Russell L. Dobson previously served as Chairman of the Board and Chief Executive Officer from 1990 to 1996 and is the father of Everett and Stephen Dobson. For a description of certain transactions between Mr. Dobson and us, see "Certain Relationships and Related Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table provides information concerning beneficial ownership of each class of our common stock as of March 3, 2000. Therefore, it reflects our February 9, 2000 recapitalization and the sale of shares of Class A common stock held by:

    - each person or group of affiliated persons known by us to beneficially own more than 5% of each voting class of our stock;

    - each of our directors;

    - our chief executive officer and each of our other four most highly compensated executive officers; and

    - all directors, director nominees and executive officers as a group.

    The number of shares of common stock outstanding for each listed person includes any shares the individual has the right to acquire within 60 days of this filing. For purposes of calculating each person's or group's percentage ownership, stock options exercisable within 60 days are included for that person or group, but not for the stock ownership of any other person or group.

                                           CLASS A COMMON              CLASS B COMMON
                                              STOCK(1)                      STOCK
                                      -------------------------   -------------------------
                                         NUMBER                      NUMBER
                                       OF SHARES                   OF SHARES                                      PERCENT OF TOTAL
                                      BENEFICIALLY   PERCENT OF   BENEFICIALLY   PERCENT OF   PERCENT OF TOTAL         VOTING
NAME AND ADDRESS OF BENEFICIAL OWNER     OWNED         CLASS         OWNED         CLASS      ECONOMIC INTEREST       POWER(2)
------------------------------------  ------------   ----------   ------------   ----------   -----------------   ----------------
Everett R. Dobson(3)................          --          --       55,540,550      84.80%            59.64%            81.37%
  13439 N. Broadway Ext.
  Oklahoma City, OK 73114

Russell L. Dobson...................          --          --          369,889          *                 *                 *
  13439 N. Broadway Ext.
  Oklahoma City, OK 73114

Bruce R. Knooihuizen................     632,287(4)        2%              --         --                 *                 *
  13439 North Broadway Ext.
  Oklahoma City, OK 73114

Craig T. Sheetz.....................      13,462(4)        *               --         --                 *                 *
  13439 N. Broadway Ext.
  Oklahoma City, OK 73114

Justin L. Jaschke...................      64,171(4)        *               --         --                 *                 *
  5616 South Ivy Ct.
  Greenwood Village, CO 80111

Albert H. Pharis, Jr................      21,390(4)       --               --         --                 *                 *
  7130 S. Raccoon Road
  Canfield, OH 44406

G. Edward Evans.....................     516,116(4)        1%              --         --                 *                 *
  13439 N. Broadway Ext.
  Oklahoma City, OK 73114

John W. Childs(5)(6)(7).............          --          --        6,392,751       9.76%             6.86%             9.37%
  One Federal St., 21st Floor
  Boston, MA 02110
  c/o J.W. Childs Equity
  Partners II, L.P.

                                           CLASS A COMMON              CLASS B COMMON
                                              STOCK(1)                      STOCK
                                      -------------------------   -------------------------
                                         NUMBER                      NUMBER
                                       OF SHARES                   OF SHARES                                      PERCENT OF TOTAL
                                      BENEFICIALLY   PERCENT OF   BENEFICIALLY   PERCENT OF   PERCENT OF TOTAL         VOTING
NAME AND ADDRESS OF BENEFICIAL OWNER     OWNED         CLASS         OWNED         CLASS      ECONOMIC INTEREST       POWER(2)
------------------------------------  ------------   ----------   ------------   ----------   -----------------   ----------------
J.W. Childs Equity Partners II,
  L.P.(5)(6)(7).....................          --          --        6,392,751       9.76%             6.86%             9.37%
  One Federal St., 21st Floor
  Boston, MA 02110

Dana L. Schmaltz(6)(7)..............          --          --        6,392,751       9.76%             6.86%             9.37%
  One Federal St., 21st Floor
  Boston, MA 02110

All directors, nominees and
  executive officers as a group
  (12 persons)......................   1,349,779        4.88%      62,303,190      95.13%            68.35%            91.48%

------------------------------

*   Less than 1%.

(1) The number of shares of Class A common stock includes shares of Class A common stock issuable upon the conversion of old Class B and Class C common stock pursuant to our recapitalization and the assumed conversion of shares of Class C common stock and Class D common stock issuable upon the exercise of options which can be exercised within 60 days after the date of this prospectus. The number of shares of Class A common stock does not include the shares of Class A common stock issuable upon conversion of the outstanding shares of Class B common stock.

(2) In calculating the percent of total voting power, the voting power of shares of Class A common stock and the Class B common stock is aggregated. The Class A common stock and the Class B common stock vote together as a single class on all matters submitted to a vote of shareholders, except as required by law. Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to ten votes, except that each share of Class B common stock is entitled to only one vote with respect to any "going private" transaction.

(3) All such shares are held by the Dobson CC Limited Partnership. As the president, a director and sole shareholder of RLD, Inc., the general partner of that partnership, Everett R. Dobson has voting and investment power with respect to such shares.

(4) Represents shares of Class A common stock issued upon the conversion of old Class B and Class C common stock pursuant to our recapitalization; and Class C common stock and Class D common stock issued and issuable upon the exercise of stock options issued pursuant to our 1996 stock option plan, and the assumed conversion of each share of Class C common stock and Class D common stock into 111.44 shares of Class A common stock.

(5) Includes 342,454 shares of our Class B common stock owned by John W. Childs. The remaining shares are owned by affiliated entities and co-investors of J.W. Childs Equity Partners II, L.P. John W. Childs is the sole director and stockholder of J.W. Childs Associates, Inc., the general partner of J.W. Childs Associates, L.P., which is the general partner of J.W. Childs Advisors II, L.P., which is the general partner of J.W. Childs Equity Partners II, L.P. John W. Childs may be deemed to be the beneficial owner of the shares beneficially owned by J.W. Childs Equity Partners II, L.P. and its affiliated entities and co-investors. John W. Childs disclaims beneficial ownership of such shares.

(6) As co-investors, the following individuals and their affiliated entities that own shares of our Class B common stock have granted powers of attorney to sell shares of our Class B common stock to the underwriters pursuant to the over-allotment option to officers of J.W. Childs Associates, Inc.:
    John W. Childs, Richard S. Childs, James E. Childs, Timothy J. Healy,
    Glenn A. Hopkins, Jerry D. Horn, B. Lane MacDonald, Raymond B. Rudy,
    Dana L. Schmaltz, Steven G. Segal, Adam L. Suttin, Edward D. Yun, Edwin J. Kozlowski, James D. Murphy, Benno C. Schmidt, Mario Soussou and William E. Watts. J.W. Childs Equity Partners II, L.P. may be deemed to beneficially own shares of our common stock held by these co-investors and their affiliated entities. J.W. Childs Equity Partners II, L.P. disclaims beneficial ownership of such shares.

(7) Mr. Schmaltz owns 9,158 shares of our Class B common stock. Mr. Schmaltz is an officer of J.W. Childs Associates, Inc. and may be deemed to beneficially own the remainder of the shares which are held by John W. Childs, J.W. Childs Equity Partners II, L.P. and its affiliated entities and co-investors. Mr. Schmaltz disclaims beneficial ownership of such shares.

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

    (3) Exhibits.

       EXHIBIT
       NUMBERS                                  DESCRIPTION                           METHOD OF FILING
       -------          ------------------------------------------------------------  -----------------
       2.1              Stock Purchase Agreement dated November 17, 1997 as amended by Amendment No. 1 thereto effective as of March 18, 1998
                        between the shareholders of Cellular 2000 Telephone Co.
                        listed therein and Dobson Cellular of California, Inc.             (2) [2.6.1]
       2.2              Agreement and Plan of Merger dated July 28, 1998 between
                        Sygnet Wireless, Inc. and Dobson/Sygnet Operating Company
                        (formerly known as Front Nine Operating Company) (without
                        schedules).                                                           (3) [2.0]
       2.3              Asset Purchase Agreement dated August 20, 1998, between Ohio
                        Wireless Communications, L.L.C. and Dobson Cellular of
                        Sandusky.                                                             (4) [2.9]
       2.4              Asset Purchase Agreement dated as of September 2, 1998
                        between A-1 Cellular of Texas, L.P. and Dobson Cellular of
                        Navarro, Inc.                                                        (4) [2.10]
       2.5              Asset Purchase Agreement dated November 24, 1998 between
                        First Cellular of Maryland, Inc. and Dobson Cellular of
                        Maryland, Inc.                                                       (4) [2.11]
       2.6              Agreement to furnish unfiled schedules.                              (4) [2.12]
       2.7              Asset Purchase Agreement dated September 8, 1999 by and
                        between ACC Arizona Cellular Communications, Inc. and Dobson
                        Cellular of Imperial, Inc.                                           (13) [2.9]
       2.8              Asset Purchase Agreement dated September 30, 1999 between
                        Alaska 3 Cellular, LLC and Dobson Cellular Systems, Inc.            (13) [2.10]
       2.9              Agreement and Plan of Merger dated October 5, 1999 among ACC
                        Acquisition LLC, ACC Acquisition Co. and American Cellular
                        Corporation.                                                        (13) [2.11]
       2.10             Asset Purchase Agreement dated October 6, 1999 between
                        Pacific Telecom Cellular of Alaska RSA 1, Inc. and Dobson
                        Cellular Systems, Inc.                                              (13) [2.12]
       2.11             Asset Purchase Agreement dated October 25, 1999 between
                        Trillium Cellular Corp., Interstate Cellular Holdings Corp.,
                        Universal Telecell, Inc. (d/b/a Unitel Wireless
                        Communications Systems, Inc.) and Dobson Cellular Systems,
                        Inc.                                                                (13) [2.13]
       2.12             License Acquisition Agreement dated November 9, 1999 among
                        DCC PCS, Inc., Royal Wireless, L.L.C., Arnage Wireless,
                        L.L.C. and (with respect to Section 10.12 only) AT&T
                        Wireless Services, Inc.                                             (13) [2.14]
       2.13             Agreement and Plan of Recapitalization among Dobson
                        Communications Corporation, Dobson Operating Company, Dobson
                        CC Limited Partnership, Russell L. Dobson, J.W. Childs
                        Equity Partners II, L.P., AT&T Wireless, Inc. and the other stockholders of Dobson Communications Corporation's Class A
                        Common Stock and Class D Preferred Stock.                            (14) [2.1]
       2.14             Asset Purchase Agreement dated as of December 14, 1999
                        between Lake Huron Cellular Corp. and Dobson Cellular
                        Systems, Inc.                                                       (13) [2.16]
       2.15             Asset Purchase Agreement dated January 5, 2000 for Texas 9 by and between Lone Star Cellular, Inc., PCM, Inc. and
                        Dobson Cellular Systems, Inc.                                       (13) [2.17]
       2.16             AT&T Stock Purchase Agreement                                        (14) [2.2]
       3.1              Registrant's Amended and Restated Certificate of
                        Incorporation.                                                       (14) [3.1]
       3.2              The Registrant's Amended and Restated Bylaws.                        (13) [3.2]

       EXHIBIT
       NUMBERS                                  DESCRIPTION                           METHOD OF FILING
       -------          ------------------------------------------------------------  -----------------
       4.1              Credit Agreement among the Agents and Lenders named therein and Dobson/Sygnet Operating Company, dated as of
                        December 23, 1998.                                                   (4) [4.4]
       4.2              $17.5 million Term Loan Agreement between Dobson Tower
                        Company and NationsBank, N.A. dated as of December 23, 1998.         (4) [4.5]
       4.3              Amended, Restated, and Consolidated Revolving Credit and
                        Term Loan Agreement dated as of January 18, 2000 among
                        Dobson Operating Company, L.L.C., Banc of America
                        Securities, LLC, Bank of America, N.A., Lehman Commercial
                        Paper Inc. and Toronto Dominion (Texas) Inc., and First
                        Union National Bank and PNC Bank, National Association, and
                        the Lenders.                                                         (13) [4.6]
       4.4              Telephone Loan Contract dated as of November 7, 1958 between
                        Dobson Telephone Company, Inc. and United States of America.         (8) [4.2]
       4.5              Telephone Loan Contract dated as of March 19, 1956 between
                        McLoud Telephone Company and United States of America.               (8) [4.3]
       4.6              Telephone Loan Contract dated as of January 15, 1993 between
                        Dobson Telephone Company, Inc., Rural Telephone Bank and
                        United States of America.                                            (8) [4.4]
       4.7              Restated Mortgage, Security Agreement and Financing
                        Statement dated as of May 15, 1993 between Dobson Telephone
                        Company, Rural Telephone Bank and United States of America.          (8) [4.5]
       4.8              Indenture dated as of February 28, 1997 between the
                        Registrant, as Issuer, and United States Trust Company of
                        New York, as Trustee.                                                (8) [4.6]
       4.9              Agreement to furnish unfiled debt instruments.                       (2) [4.12]
       4.10             Indenture dated December 23, 1998 between Dobson/Sygnet
                        Communications Company, as Issuer, and United States Trust
                        Company of New York, as Trustee.                                      (3) [4.1]
       4.11             Collateral Pledge and Security Agreement dated December 23,
                        1998 between Dobson/Sygnet Communications Company, as
                        Pledgor, and NationsBanc Montgomery Securities LLC, Lehman
                        Brothers Inc., First Union Capital Markets, a division of
                        Wheat First Securities, Inc. and TD Securities (USA) Inc.,
                        as Initial Purchasers, and United States Trust Company of
                        New York, as Trustee.                                               (4) [4.18]
       4.12             Form of Certificate representing Common Stock.                      (13) [4.16]
      10.1.1*           Registrant's 1996 Stock Option Plan, as amended.                  (4) [10.1.1]
      10.1.2*           1998 Stock Option Plan of Logix Communications Enterprises,
                        Inc. (f/k/a Dobson Wireline Company).                             (4) [10.1.2]
      10.1.3*           Form of 2000-1 Amendment to the DCC 1996 Stock Option Plan        (13) [10.1.3]
      10.1.4*           Form of Dobson Communications Corporation 2000 Stock
                        Incentive Plan                                                      (14) [10.5]
      10.2.1            Promissory Note dated February 10, 1997 of G. Edward Evans in the amount of $300,000 in favor of Western Financial
                        Services Corp.                                                    (8) [10.2.1]
      10.2.2            Stock Purchase Agreement, dated December 23, 1998 among the
                        Registrant, the Fleet Investors and the other entities
                        listed therein.                                                   (4) [10.2.5]
      10.2.3            Asset Purchase Agreement dated December 23, 1998 by and
                        between Sygnet Communications, Inc. and Dobson Tower
                        Company.                                                          (4) [10.2.6]
      10.2.4            Asset Purchase Agreement dated July 6, 1999 by and among
                        American Tower Corporation, American Tower, LP, Dobson Tower
                        Company and the Registrant as Sole Shareholder of Dobson
                        Tower, as amended.                                              (13) [10.2.6.1]

       EXHIBIT
       NUMBERS                                  DESCRIPTION                           METHOD OF FILING
       -------          ------------------------------------------------------------  -----------------
      10.2.5            Master Site License Agreement dated December 23, 1998 by and between Sygnet Communications, Inc. and Dobson Tower
                        Company.                                                          (4) [10.2.7]
      10.3.1*           Letter dated June 3, 1996 from Registrant to Bruce R.
                        Knooihuizen describing employment arrangement.                    (8) [10.3.2]
      10.3.2*           Letter dated October 15, 1996 from Fleet Equity Partners to
                        Justin L. Jaschke regarding director compensation.                (8) [10.3.3]
      10.3.3*           Letter dated December 26, 1996 from Registrant to G. Edward
                        Evans describing employment arrangement.                          (8) [10.3.1]
      10.3.4*           Letter dated September 16, 1997 from Registrant to William
                        J. Hoffman, Jr. describing employment arrangement.                 (2) [10.3.4]
      10.3.5*           Letter dated October 28, 1997 from Registrant to R. Thomas
                        Morgan describing employment arrangement.                          (2) [10.3.5]
      10.3.6*           Letter dated August 25, 1998 from Registrant to Richard D.
                        Sewell, Jr. describing employment arrangement.                    (4) [10.3.6]
      10.3.7*           Consulting Agreement dated December 21, 1998 between
                        Registrant and Albert H. Pharis, Jr.                              (4) [10.3.7]
      10.3.8*           Consulting Agreement dated August 15, 1998 between the
                        Registrant and Russell L. Dobson and Addendum thereto dated
                        October 1, 1998                                                   (13) [10.3.8]
      10.3.9*           Letter dated September 24, 1998 from Registrant to Craig T.
                        Sheetz describing employment arrangement.                         (13) [10.3.9]
      10.4.1            North American Cellular Network Services Agreement dated
                        August 26, 1992 between North American Cellular Network,
                        Inc. and Dobson Cellular Systems, Inc.                            (8) [10.4.2]
      10.4.2            Agreement for DS-3 service dated December 16, 1993 between
                        Logix Communications Corporation (f/k/a Dobson Fiber
                        Company) and NTS Communications, Inc. and Addendum thereto
                        dated June 1, 1994.                                               (8) [10.4.1]
      10.4.3            General Purchase Agreement dated January 13, 1998 between
                        Lucent Technologies, Inc. and Dobson Cellular Systems, Inc.        (2) [10.4.7]
      10.4.4            Operating Agreement dated January 16, 1998 between AT&T
                        Wireless Services, Inc. and Dobson Cellular Systems, Inc.         (13) [10.4.4]
      10.4.5            Fourth Amended General Purchase Agreement dated January 5,
                        1999 between Northern Telecom Inc. and Registrant.                 (2) [10.4.8]
      10.6              Second Amended and Restated Partnership Agreement of Gila
                        River Cellular General Partnership dated September 30, 1997.       (11) [10.8]
      10.7.1            Investment and Transaction Agreement, dated December 23,
                        1998, among the Registrant, Dobson CC Limited Partnership
                        and J. W. Childs Equity Partners II, L.P. (without
                        exhibits).                                                        (4) [10.8.1]
      10.7.2            Stockholder and Investor Rights Agreement, dated
                        January 31, 2000 among the Registrant and the Shareholders
                        listed therein (without exhibits)                               (13) [10.7.2.3]
      10.7.3            Investors Agreement, dated December 23, 1998, among the
                        Registrant, and certain shareholders of Sygnet Wireless,
                        Inc. and their affiliates listed therein.                         (4) [10.8.3]
      10.8              License Agreement dated February 15, 1999 between Registrant
                        and H.O. Systems, Inc.                                             (10) [10.8]
      10.9*             Form of Dobson Communications Corporation Director
                        Indemnification Agreement.                                         (13) [10.9]
      10.10             Agreement and Plan of Reorganization and Corporation
                        Separation.                                                       (13) [10.10]

       EXHIBIT
       NUMBERS                                  DESCRIPTION                           METHOD OF FILING
       -------          ------------------------------------------------------------  -----------------
      10.11             Agreement to Provide Indemnity, dated January 24, 2000 by
                        and among Dobson Communications Corporation and Dobson CC
                        Limited Partnership.                                               (13) [10.11]
      10.12             Second Amended and Restated Limited Liability Company
                        Agreement of ACC Acquisition LLC between AT&T Wireless
                        Services JV Co. and Dobson JV Company dated as of
                        January 31, 2000.                                                   (14) [10.1]
      10.12.1           Amended and Restated Supplemental Agreement among AT&T
                        Wireless, Dobson Communications Corporation, Dobson CC
                        Limited Partnership, and other signatories thereto, dated
                        February 25, 2000.                                                (14) [10.1.1]
      10.13             Amended and Restated Management Agreement between Dobson
                        Cellular Systems, Inc. and ACC Acquisition LLC dated as of
                        January 31, 2000.                                                   (14) [10.2]
      10.13.1           Letter regarding Management Agreement between Dobson
                        Cellular Systems, Inc. and ACC Acquisition LLC dated as of
                        January 31, 2000.                                                (13) [10.13.1]
      10.14             Amended and Restated Operating Agreement dated January 31,
                        2000 by and between AT&T Wireless Services, Inc., on behalf of itself and its Affiliate (as defined therein) and ACC
                        Acquisition L.L.C., on behalf of itself and its Affiliates
                        (as defined therein).                                               (14) [10.3]
      10.15             Amended and Restated Operating Agreement dated January 31,
                        2000 by and between Dobson Cellular Systems, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC
                        Acquisition L.L.C., on behalf of itself and its Affiliates
                        (as defined therein).                                               (14) [10.4]
      21                List of Subsidiaries.                                                 (13) [21]
      27                Financial Data Schedule.                                                    (5)
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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March, 2000.

                                                       DOBSON COMMUNICATIONS CORPORATION

                                                       By             /s/ EVERETT R. DOBSON
                                                           ------------------------------------------
                                                                        Everett R. Dobson
                                                              CHAIRMAN OF THE BOARD, PRESIDENT AND
                                                                     CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

                     SIGNATURES                                    TITLE                    DATE
                     ----------                                    -----                    ----
                                                       Chairman of the Board,
                /s/ EVERETT R. DOBSON                    President and Chief
     -------------------------------------------         Executive Officer (principal  March 27, 2000
                  Everett R. Dobson                      executive officer)

              /s/ BRUCE R. KNOOIHUIZEN                 Vice President and Chief
     -------------------------------------------         Financial Officer (principal  March 27, 2000
                Bruce R. Knooihuizen                     financial officer)

                  /s/ TRENT LEFORCE                    Corporate Controller
     -------------------------------------------         (principal accounting         March 27, 2000
                    Trent LeForce                        officer)

                /s/ STEPHEN T. DOBSON
     -------------------------------------------       Secretary/Treasurer, Director   March 27, 2000
                  Stephen T. Dobson

                /s/ RUSSELL L. DOBSON
     -------------------------------------------       Director                        March 27, 2000
                  Russell L. Dobson

                /s/ JUSTIN L. JASCHKE
     -------------------------------------------       Director                        March 27, 2000
                  Justin L. Jaschke

              /s/ ALBERT H. PHARIS, JR.
     -------------------------------------------       Director                        March 27, 2000
               Albert H. Pharis, Jr.

                /s/ DANA L. SCHMALTZ
     -------------------------------------------       Director                        March 27, 2000
                  Dana L. Schmaltz

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBERS                                  DESCRIPTION                           METHOD OF FILING
       -------          ------------------------------------------------------------  -----------------
       2.1              Stock Purchase Agreement dated November 17, 1997 as amended by Amendment No. 1 thereto effective as of March 18, 1998
                        between the shareholders of Cellular 2000 Telephone Co.
                        listed therein and Dobson Cellular of California, Inc.             (2) [2.6.1]
       2.2              Agreement and Plan of Merger dated July 28, 1998 between
                        Sygnet Wireless, Inc. and Dobson/Sygnet Operating Company
                        (formerly known as Front Nine Operating Company) (without
                        schedules).                                                           (3) [2.0]
       2.3              Asset Purchase Agreement dated August 20, 1998, between Ohio
                        Wireless Communications, L.L.C. and Dobson Cellular of
                        Sandusky.                                                             (4) [2.9]
       2.4              Asset Purchase Agreement dated as of September 2, 1998
                        between A-1 Cellular of Texas, L.P. and Dobson Cellular of
                        Navarro, Inc.                                                        (4) [2.10]
       2.5              Asset Purchase Agreement dated November 24, 1998 between
                        First Cellular of Maryland, Inc. and Dobson Cellular of
                        Maryland, Inc.                                                       (4) [2.11]
       2.6              Agreement to furnish unfiled schedules.                              (4) [2.12]
       2.7              Asset Purchase Agreement dated September 8, 1999 by and
                        between ACC Arizona Cellular Communications, Inc. and Dobson
                        Cellular of Imperial, Inc.                                           (13) [2.9]
       2.8              Asset Purchase Agreement dated September 30, 1999 between
                        Alaska 3 Cellular, LLC and Dobson Cellular Systems, Inc.            (13) [2.10]
       2.9              Agreement and Plan of Merger dated October 5, 1999 among ACC
                        Acquisition LLC, ACC Acquisition Co. and American Cellular
                        Corporation.                                                        (13) [2.11]
       2.10             Asset Purchase Agreement dated October 6, 1999 between
                        Pacific Telecom Cellular of Alaska RSA 1, Inc. and Dobson
                        Cellular Systems, Inc.                                              (13) [2.12]
       2.11             Asset Purchase Agreement dated October 25, 1999 between
                        Trillium Cellular Corp., Interstate Cellular Holdings Corp.,
                        Universal Telecell, Inc. (d/b/a Unitel Wireless
                        Communications Systems, Inc.) and Dobson Cellular Systems,
                        Inc.                                                                (13) [2.13]
       2.12             License Acquisition Agreement dated November 9, 1999 among
                        DCC PCS, Inc., Royal Wireless, L.L.C., Arnage Wireless,
                        L.L.C. and (with respect to Section 10.12 only) AT&T
                        Wireless Services, Inc.                                             (13) [2.14]
       2.13             Agreement and Plan of Recapitalization among Dobson
                        Communications Corporation, Dobson Operating Company, Dobson
                        CC Limited Partnership, Russell L. Dobson, J.W. Childs
                        Equity Partners II, L.P., AT&T Wireless, Inc. and the other stockholders of Dobson Communications Corporation's Class A
                        Common Stock and Class D Preferred Stock.                            (14) [2.1]
       2.14             Asset Purchase Agreement dated as of December 14, 1999
                        between Lake Huron Cellular Corp. and Dobson Cellular
                        Systems, Inc.                                                       (13) [2.16]
       2.15             Asset Purchase Agreement dated January 5, 2000 for Texas 9 by and between Lone Star Cellular, Inc., PCM, Inc. and
                        Dobson Cellular Systems, Inc.                                       (13) [2.17]
       2.16             AT&T Stock Purchase Agreement                                        (14) [2.2]
       3.1              Registrant's Amended and Restated Certificate of
                        Incorporation.                                                       (14) [3.1]
       3.2              The Registrant's Amended and Restated Bylaws.                        (13) [3.2]

       EXHIBIT
       NUMBERS                                  DESCRIPTION                           METHOD OF FILING
       -------          ------------------------------------------------------------  -----------------
       4.1              Credit Agreement among the Agents and Lenders named therein and Dobson/Sygnet Operating Company, dated as of
                        December 23, 1998.                                                   (4) [4.4]
       4.2              $17.5 million Term Loan Agreement between Dobson Tower
                        Company and NationsBank, N.A. dated as of December 23, 1998.         (4) [4.5]
       4.3              Amended, Restated, and Consolidated Revolving Credit and
                        Term Loan Agreement dated as of January 18, 2000 among
                        Dobson Operating Company, L.L.C., Banc of America
                        Securities, LLC, Bank of America, N.A., Lehman Commercial
                        Paper Inc. and Toronto Dominion (Texas) Inc., and First
                        Union National Bank and PNC Bank, National Association, and
                        the Lenders.                                                         (13) [4.6]
       4.4              Telephone Loan Contract dated as of November 7, 1958 between
                        Dobson Telephone Company, Inc. and United States of America.         (8) [4.2]
       4.5              Telephone Loan Contract dated as of March 19, 1956 between
                        McLoud Telephone Company and United States of America.               (8) [4.3]
       4.6              Telephone Loan Contract dated as of January 15, 1993 between
                        Dobson Telephone Company, Inc., Rural Telephone Bank and
                        United States of America.                                            (8) [4.4]
       4.7              Restated Mortgage, Security Agreement and Financing
                        Statement dated as of May 15, 1993 between Dobson Telephone
                        Company, Rural Telephone Bank and United States of America.          (8) [4.5]
       4.8              Indenture dated as of February 28, 1997 between the
                        Registrant, as Issuer, and United States Trust Company of
                        New York, as Trustee.                                                (8) [4.6]
       4.9              Agreement to furnish unfiled debt instruments.                       (2) [4.12]
       4.10             Indenture dated December 23, 1998 between Dobson/Sygnet
                        Communications Company, as Issuer, and United States Trust
                        Company of New York, as Trustee.                                      (3) [4.1]
       4.11             Collateral Pledge and Security Agreement dated December 23,
                        1998 between Dobson/Sygnet Communications Company, as
                        Pledgor, and NationsBanc Montgomery Securities LLC, Lehman
                        Brothers Inc., First Union Capital Markets, a division of
                        Wheat First Securities, Inc. and TD Securities (USA) Inc.,
                        as Initial Purchasers, and United States Trust Company of
                        New York, as Trustee.                                               (4) [4.18]
       4.12             Form of Certificate representing Common Stock.                      (13) [4.16]
      10.1.1*           Registrant's 1996 Stock Option Plan, as amended.                  (4) [10.1.1]
      10.1.2*           1998 Stock Option Plan of Logix Communications Enterprises,
                        Inc. (f/k/a Dobson Wireline Company).                             (4) [10.1.2]
      10.1.3*           Form of 2000-1 Amendment to the DCC 1996 Stock Option Plan        (13) [10.1.3]
      10.1.4*           Form of Dobson Communications Corporation 2000 Stock
                        Incentive Plan                                                      (14) [10.5]
      10.2.1            Promissory Note dated February 10, 1997 of G. Edward Evans in the amount of $300,000 in favor of Western Financial
                        Services Corp.                                                    (8) [10.2.1]
      10.2.2            Stock Purchase Agreement, dated December 23, 1998 among the
                        Registrant, the Fleet Investors and the other entities
                        listed therein.                                                   (4) [10.2.5]
      10.2.3            Asset Purchase Agreement dated December 23, 1998 by and
                        between Sygnet Communications, Inc. and Dobson Tower
                        Company.                                                          (4) [10.2.6]

       EXHIBIT
       NUMBERS                                  DESCRIPTION                           METHOD OF FILING
       -------          ------------------------------------------------------------  -----------------
      10.2.4            Asset Purchase Agreement dated July 6, 1999 by and among
                        American Tower Corporation, American Tower, LP, Dobson Tower
                        Company and the Registrant as Sole Shareholder of Dobson
                        Tower, as amended.                                              (13) [10.2.6.1]
      10.2.5            Master Site License Agreement dated December 23, 1998 by and between Sygnet Communications, Inc. and Dobson Tower
                        Company.                                                          (4) [10.2.7]
      10.3.1*           Letter dated June 3, 1996 from Registrant to Bruce R.
                        Knooihuizen describing employment arrangement.                    (8) [10.3.2]
      10.3.2*           Letter dated October 15, 1996 from Fleet Equity Partners to
                        Justin L. Jaschke regarding director compensation.                (8) [10.3.3]
      10.3.3*           Letter dated December 26, 1996 from Registrant to G. Edward
                        Evans describing employment arrangement.                          (8) [10.3.1]
      10.3.4*           Letter dated September 16, 1997 from Registrant to William
                        J. Hoffman, Jr. describing employment arrangement.                 (2) [10.3.4]
      10.3.5*           Letter dated October 28, 1997 from Registrant to R. Thomas
                        Morgan describing employment arrangement.                          (2) [10.3.5]
      10.3.6*           Letter dated August 25, 1998 from Registrant to Richard D.
                        Sewell, Jr. describing employment arrangement.                    (4) [10.3.6]
      10.3.7*           Consulting Agreement dated December 21, 1998 between
                        Registrant and Albert H. Pharis, Jr.                              (4) [10.3.7]
      10.3.8*           Consulting Agreement dated August 15, 1998 between the
                        Registrant and Russell L. Dobson and Addendum thereto dated
                        October 1, 1998                                                   (13) [10.3.8]
      10.3.9*           Letter dated September 24, 1998 from Registrant to Craig T.
                        Sheetz describing employment arrangement.                         (13) [10.3.9]
      10.4.1            North American Cellular Network Services Agreement dated
                        August 26, 1992 between North American Cellular Network,
                        Inc. and Dobson Cellular Systems, Inc.                            (8) [10.4.2]
      10.4.2            Agreement for DS-3 service dated December 16, 1993 between
                        Logix Communications Corporation (f/k/a Dobson Fiber
                        Company) and NTS Communications, Inc. and Addendum thereto
                        dated June 1, 1994.                                               (8) [10.4.1]
      10.4.3            General Purchase Agreement dated January 13, 1998 between
                        Lucent Technologies, Inc. and Dobson Cellular Systems, Inc.        (2) [10.4.7]
      10.4.4            Operating Agreement dated January 16, 1998 between AT&T
                        Wireless Services, Inc. and Dobson Cellular Systems, Inc.         (13) [10.4.4]
      10.4.5            Fourth Amended General Purchase Agreement dated January 5,
                        1999 between Northern Telecom Inc. and Registrant.                 (2) [10.4.8]
      10.6              Second Amended and Restated Partnership Agreement of Gila
                        River Cellular General Partnership dated September 30, 1997.       (11) [10.8]
      10.7.1            Investment and Transaction Agreement, dated December 23,
                        1998, among the Registrant, Dobson CC Limited Partnership
                        and J. W. Childs Equity Partners II, L.P. (without
                        exhibits).                                                        (4) [10.8.1]
      10.7.2            Stockholder and Investor Rights Agreement, dated
                        January 31, 2000 among the Registrant and the Shareholders
                        listed therein (without exhibits)                               (13) [10.7.2.3]
      10.7.3            Investors Agreement, dated December 23, 1998, among the
                        Registrant, and certain shareholders of Sygnet Wireless,
                        Inc. and their affiliates listed therein.                         (4) [10.8.3]

       EXHIBIT
       NUMBERS                                  DESCRIPTION                           METHOD OF FILING
       -------          ------------------------------------------------------------  -----------------
      10.8              License Agreement dated February 15, 1999 between Registrant
                        and H.O. Systems, Inc.                                             (10) [10.8]
      10.9*             Form of Dobson Communications Corporation Director
                        Indemnification Agreement.                                         (13) [10.9]
      10.10             Agreement and Plan of Reorganization and Corporation
                        Separation.                                                       (13) [10.10]
      10.11             Agreement to Provide Indemnity, dated January 24, 2000 by
                        and among Dobson Communications Corporation and Dobson CC
                        Limited Partnership.                                               (13) [10.11]
      10.12             Second Amended and Restated Limited Liability Company
                        Agreement of ACC Acquisition LLC between AT&T Wireless
                        Services JV Co. and Dobson JV Company dated as of
                        January 31, 2000.                                                   (14) [10.1]
      10.12.1           Amended and Restated Supplemental Agreement among AT&T
                        Wireless, Dobson Communications Corporation, Dobson CC
                        Limited Partnership, and other signatories thereto, dated
                        February 25, 2000.                                                (14) [10.1.1]
      10.13             Amended and Restated Management Agreement between Dobson
                        Cellular Systems, Inc. and ACC Acquisition LLC dated as of
                        January 31, 2000.                                                   (14) [10.2]
      10.13.1           Letter regarding Management Agreement between Dobson
                        Cellular Systems, Inc. and ACC Acquisition LLC dated as of
                        January 31, 2000.                                                (13) [10.13.1]
      10.14             Amended and Restated Operating Agreement dated January 31,
                        2000 by and between AT&T Wireless Services, Inc., on behalf of itself and its Affiliate (as defined therein) and ACC
                        Acquisition L.L.C., on behalf of itself and its Affiliates
                        (as defined therein).                                               (14) [10.3]
      10.15             Amended and Restated Operating Agreement dated January 31,
                        2000 by and between Dobson Cellular Systems, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC
                        Acquisition L.L.C., on behalf of itself and its Affiliates
                        (as defined therein).                                               (14) [10.4]
      21                List of Subsidiaries.                                                 (13) [21]
      27                Financial Data Schedule.                                                    (5)
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