Form 10-Q
period 2000-03-31
DOBSON COMMUNICATIONS CORP
filed 2000-05-12
CIK 1035985

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

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of May 5, 2000, there were 93,437,647 shares of the registrant's $.001 par value common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                         PAGE
                                                                       --------
                         PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets as of March 31, 2000           3
           and December 31, 1999.....................................

         Condensed Consolidated Statements of Operations for the
           Three Months Ended March 31, 2000 and 1999................         4

         Condensed Consolidated Statements of Stockholders' Equity
           for the Three Months Ended March 31, 2000.................         5

         Condensed Consolidated Statements of Cash Flows for the
           Three months Ended March 31, 2000 and 1999................         6

         Notes to Condensed Consolidated Financial Statements........         7

Item 2.  Management's Discussion and Analysis of Financial Condition         14
           and Results of Operations.................................

Item 3.  Quantitative and Qualitative Disclosure about Market Risk...        21

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................        23

Item 2.  Changes in Securities and Use of Proceeds...................        23

Item 3.  Defaults Upon Senior Securities.............................        23

Item 4.  Submission of Matters to a Vote of Security Holders.........        23

Item 5.  Other Information...........................................        23

Item 6.  Exhibits and Reports on Form 8-K............................        23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                MARCH 31,       DECEMBER 31,
                                                                   2000             1999
                                                              --------------   --------------
                                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $   80,892,138   $    4,251,104
  Restricted cash and investments...........................      22,080,000       22,919,339
  Accounts receivable, net..................................      60,104,773       52,355,414
  Other current assets......................................      14,408,486       12,636,268
                                                              --------------   --------------
    Total current assets....................................     177,485,397       92,162,125
                                                              --------------   --------------
PROPERTY, PLANT AND EQUIPMENT, net..........................     242,153,071      208,567,577
                                                              --------------   --------------

OTHER ASSETS:
  Receivables--affiliates...................................      10,635,876        8,257,403
  Restricted investments....................................      27,615,365       26,426,470
  Cellular license acquisition costs, net...................   1,329,469,211    1,199,810,779
  Deferred costs, net.......................................      72,958,406       67,492,378
  Other intangibles, net....................................      42,654,425       45,421,402
  Investment in American Cellular Joint Venture.............     376,659,070               --
  Other.....................................................      12,450,369        6,945,915
                                                              --------------   --------------
    Total other assets......................................   1,872,442,722    1,354,354,347
                                                              --------------   --------------
      Total assets..........................................  $2,292,081,190   $1,655,084,049
                                                              ==============   ==============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................  $   60,072,690   $   51,769,089
  Accrued expenses..........................................      27,495,518       14,419,170
  Deferred revenue and customer deposits....................       9,681,961        7,442,585
  Current portion of long-term debt.........................      15,250,865       13,041,731
  Accrued dividends payable.................................      11,502,582       24,672,246
                                                              --------------   --------------
    Total current liabilities...............................     124,003,616      111,344,821
                                                              --------------   --------------
NET LIABILITIES OF DISCONTINUED OPERATIONS..................              --       73,523,680
LONG-TERM DEBT, net of current portion......................   1,238,924,690    1,055,815,604
DEFERRED CREDITS............................................     185,521,688      207,991,241
MINORITY INTERESTS..........................................      20,371,083       19,516,881
SENIOR EXCHANGEABLE PREFERRED STOCK, net....................     471,103,377      455,721,875
CLASS D CONVERTIBLE PREFERRED STOCK.........................              --       85,000,000

STOCKHOLDERS' EQUITY (DEFICIT):
  Class A Preferred Stock...................................              --          314,286
  Class A Common Stock, $.001 par value 175,000,000 and
    160,250,720 shares authorized and 27,945,154 and
    63,872,059 shares issued at March 31, 2000 and December
    31, 1999, respectively..................................          27,945           63,872
  Class B Common Stock, $.001 par value 70,000,000 shares
    authorized and 65,492,493 shares issued at March 31,
    2000....................................................          65,492               --
  Paid-in capital...........................................     612,769,213       18,234,773
  Retained deficit..........................................    (360,705,914)    (316,317,323)
                                                              --------------   --------------
                                                              $  252,156,736     (297,704,392)

  Less--
  Class A Common Stock held in treasury (81,198 shares), at
    cost....................................................              --      (56,125,661)
                                                              --------------   --------------
    Total stockholders' equity (deficit)....................     252,156,736     (353,830,053)
                                                              --------------   --------------
      Total liabilities and stockholders' equity
       (deficit)............................................  $2,292,081,190   $1,655,084,049
                                                              ==============   ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                           THREE MONTHS ENDED   THREE MONTHS ENDED
                                                             MARCH 31, 2000       MARCH 31, 1999
                                                           ------------------   ------------------
OPERATING REVENUES:
  Service revenue........................................    $  56,326,572         $ 45,869,082
  Roaming revenue........................................       43,797,280           28,097,210
  Equipment revenue and other............................        5,228,777            3,280,193
                                                             -------------         ------------
    Total operating revenues.............................      105,352,629           77,246,485
                                                             -------------         ------------
OPERATING EXPENSES:
  Cost of service........................................       23,023,172           20,356,805
  Cost of equipment......................................       11,323,178            5,817,001
  Marketing and selling..................................       16,633,570           10,210,282
  General and administrative.............................       16,027,085           12,813,659
  Depreciation and amortization..........................       35,214,426           35,726,788
                                                             -------------         ------------
    Total operating expenses.............................      102,221,431           84,924,535
                                                             -------------         ------------
OPERATING INCOME (LOSS):.................................        3,131,198           (7,678,050)
OTHER INCOME (EXPENSE):
  Interest expense.......................................      (31,190,797)         (28,359,880)
  Other income, net......................................        2,867,533            1,608,563
                                                             -------------         ------------
LOSS BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES,
  INCOME TAXES, DISCONTINUED OPERATIONS AND EXTRAORDINARY
  ITEMS..................................................      (25,192,066)         (34,429,367)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES.............       (1,060,653)            (555,716)
LOSS FROM INVESTMENT IN JOINT VENTURE, net of income tax
  benefit of $1,795,630 for the three months ended
  March 31, 2000.........................................       (5,840,930)                  --
                                                             -------------         ------------
LOSS BEFORE INCOME TAXES, DISCONTINUED OPERATIONS AND
  EXTRAORDINARY ITEMS....................................      (32,093,649)         (34,985,083)
INCOME TAX BENEFIT.......................................        9,976,034           13,293,965
                                                             -------------         ------------
LOSS FROM CONTINUING OPERATIONS..........................      (22,117,615)         (21,691,118)
LOSS FROM DISCONTINUED OPERATIONS, net of income tax
  benefit of $7,388,000 for the three months ended
  March 31, 1999.........................................               --          (12,053,673)
                                                             -------------         ------------
LOSS BEFORE EXTRAORDINARY ITEMS..........................      (22,117,615)         (33,744,791)
EXTRAORDINARY EXPENSE, net of income tax benefit of
  $12,495,341 for the three months ended March 31,
  2000...................................................      (20,387,134)                  --
                                                             -------------         ------------
NET LOSS.................................................      (42,504,749)         (33,744,791)
DIVIDENDS ON PREFERRED STOCK.............................      (75,407,522)         (14,115,848)
                                                             -------------         ------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS...............    $(117,912,271)        $(47,860,639)
                                                             =============         ============
BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER
  COMMON SHARE
  Before discontinued operations and extraordinary
    expense..............................................    $       (1.04)        $      (0.65)
  Discontinued operations................................               --                (0.22)
  Extraordinary expense..................................            (0.22)                  --
                                                             -------------         ------------
BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER
  COMMON SHARE...........................................    $       (1.26)        $      (0.87)
                                                             =============         ============
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.........       93,437,647           54,823,354
                                                             =============         ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                  CLASS A                 CLASS A                  CLASS B
                              PREFERRED STOCK           COMMON STOCK            COMMON STOCK                         TREASURY
                            --------------------   ----------------------   ---------------------     PAID-IN         STOCK
                             SHARES     AMOUNT       SHARES       AMOUNT      SHARES      AMOUNT      CAPITAL        AT COST
                            --------   ---------   -----------   --------   ----------   --------   ------------   ------------
December 31, 1999.........   314,286   $ 314,286    63,872,059   $ 63,872           --        --    $ 18,234,773   $(56,125,661)
  Net loss................        --          --            --         --           --        --              --             --
  Distribution of Logix...
  Recapitalization........  (314,286)   (314,286)  (63,872,059)   (63,872)  65,492,493    65,492      49,169,282     56,125,661
  Issuance of common
    stock.................        --          --    27,945,154     27,945           --        --     545,365,158             --
  Preferred stock
    dividends.............        --          --            --         --           --        --              --             --
                            --------   ---------   -----------   --------   ----------   -------    ------------   ------------
March 31, 2000............        --   $      --    27,945,154   $ 27,945   65,492,493   $65,492    $612,769,213   $         --
                            ========   =========   ===========   ========   ==========   =======    ============   ============


                              RETAINED
                               DEFICIT
                            -------------
December 31, 1999.........  $(316,317,323)
  Net loss................    (42,504,749)
  Distribution of Logix...     73,523,680
  Recapitalization........             --
  Issuance of common
    stock.................             --
  Preferred stock
    dividends.............    (75,407,522)
                            -------------
March 31, 2000............  $(360,705,914)
                            =============

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                  2000            1999
                                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations.......................  $(22,117,615)   $(21,691,118)
  Adjustments to reconcile net loss to net cash provided by
    operating activities--
    Depreciation and amortization...........................    35,214,426      35,726,788
    Amortization of bond premium and financing cost.........     2,422,289       1,786,020
    Deferred income taxes and investment tax credits, net...    (9,974,212)    (10,603,293)
    Minority interests in income of subsidiaries............     1,060,653         555,716
    Other...................................................       (28,460)          9,169
  Changes in current assets and liabilities--
    Accounts receivable.....................................    (7,749,359)      4,788,363
    Other current assets....................................    (2,121,772)       (678,328)
    Accounts payable........................................     8,967,857     (12,545,622)
    Accrued expenses........................................    13,076,348      10,603,132
    Deferred revenue and customer deposits..................     2,239,376          48,971
                                                              ------------    ------------
      Net cash provided by operating activities.............    20,989,351       7,999,798
                                                              ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (26,109,184)     (7,326,705)
  Acquisitions..............................................  (170,270,443)    (18,551,135)
  Investment in joint venture...............................  (382,500,000)             --
  Decrease in payable--affiliate............................            --      (5,011,438)
  Increase in receivables--affiliate........................    (2,378,473)       (446,873)
  Proceeds from sale of assets..............................        53,365       1,091,509
  Other investing activities................................       130,029        (260,377)
                                                              ------------    ------------
      Net cash used in investing activities.................  (581,074,706)    (30,505,019)
                                                              ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................   714,000,000       6,000,000
  Repayments of long-term debt..............................  (528,681,780)     (4,000,000)
  Proceeds from equity offering.............................   545,365,158              --
  Redemption of preferred stock.............................   (53,295,725)             --
  Deferred financing costs..................................   (16,544,715)             --
  Premium on redemption of Senior Notes.....................   (23,869,310)             --
  Other financing activities................................      (247,239)             --
                                                              ------------    ------------
      Net cash provided by financing activities.............   636,726,389       2,000,000
                                                              ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    76,641,034     (20,505,221)
CASH AND CASH EQUIVALENTS, beginning of period..............     4,251,104      22,323,734
                                                              ------------    ------------
CASH AND CASH EQUIVALENTS, end of period....................  $ 80,892,138    $  1,818,513
                                                              ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for--
      Interest, net of amounts capitalized..................  $ 17,234,695    $ 21,859,023

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                  2000            1999
                                                              -------------   -------------
SUPPLEMENTAL DISCLOSURES OF NON CASH FINANCING ACTIVITIES:
  Conversion of Class D Preferred Stock to old Class A
    Common
    Stock...................................................  $ 58,200,000              --
  Conversion of Class D Preferred Stock to Class E Preferred
    Stock
    and old Class A Common Stock............................  $ 46,610,325              --

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

    The condensed consolidated balance sheets of Dobson Communications Corporation ("DCC") and subsidiaries (collectively with DCC, the "Company") as of March 31, 2000 and December 31, 1999, the condensed consolidated statements of operations for the three months ended March 31, 2000 and 1999, the condensed consolidated statement of stockholders' equity for the three months ended
March 31, 2000 and the condensed consolidated statements of cash flows for the three months ended March 31, 2000 and 1999 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

    The condensed balance sheet data at December 31, 1999 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements presented herein should be read in connection with the Company's December 31, 1999 consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

1. ORGANIZATION

    The Company, through its predecessors, was organized in 1936 as Dobson Telephone Company and adopted its current organizational structure in 2000. The Company is a provider of rural and suburban cellular telephone services.

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

    - the retirement of the Company's Class A preferred stock; and

    - the creation of a new Class D common stock to be issued upon the exercise of options under the Company's amended 1996 option plan.

    Subsequent to this recapitalization, the Company has outstanding only
Class A common stock, Class B common stock, Class D common stock, 12.25% senior preferred stock and 13% senior preferred stock.

    On February 9, 2000, the Company completed its initial public offering of 25 million shares of Class A common stock, and the sale of an additional
1.5 million shares of Class A common stock to AT&T wireless, for net proceeds (after commissions and expenses) of $545.4 million. The Company used
$53.3 million of the net proceeds to pay accrued dividends on its Class D preferred stock and to redeem its Class E preferred stock. An additional
$382.5 million was used as a capital contribution to its joint venture with AT&T Wireless which acquired American Cellular Corporation. The Company intends to use the balance of the net proceeds for working capital and other general corporate purposes.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

2. ACQUISITIONS

RECENT ACQUISITIONS

    On March 3, 2000, the Company completed the purchase of Michigan 10 RSA for approximately $34.0 million. Michigan 10 RSA is located in the eastern portion of the lower-peninsula of Michigan. The Michigan 10 market area, which is mostly surrounded by Saginaw Bay and Lake Huron, has an estimated total population of approximately 138,000.

    On February 25, 2000, the Company and AT&T Wireless, through our equally-owned joint venture, acquired American Cellular Corporation, ("American Cellular"), for approximately $2.5 billion, including fees and expenses. American Cellular's systems cover a total population of approximately
4.8 million. American Cellular serves markets in portions of Illinois, Kentucky, Michigan, Minnesota, New York, Ohio, Pennsylvania, Tennessee, West Virginia and Wisconsin.

    On February 17, 2000, the Company completed the purchase of Alaska 1 RSA for approximately $16.0 million. Alaska 1 is located in east central Alaska, covering the Fairbanks area, with a population of approximately 113,000.

    On February 11, 2000, the Company completed the purchase of Michigan 3 RSA for approximately $97.0 million. This market is located in northwest Michigan and has a total population of approximately 166,000.

    On January 31, 2000, the Company completed the purchase of Alaska 3 RSA for approximately $12.0 million. Alaska 3 is located in the southeast portion of Alaska and has a total population of approximately 74,000.

    On September 15, 1999, the Company purchased Arizona 1 RSA for
$24.0 million. Arizona 1 is located in the Northwest corner of the state and covers an estimated population base of approximately 135,000 as of March 31, 2000.

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

    The acquisition transactions were accounted for as purchases, and accordingly, their results of operations have been included in the accompanying condensed consolidated statements of operations from the respective dates of acquisition. The unaudited pro forma information set forth below includes all acquisitions which occured during 1999 and 2000, as if the purchases occurred at the beginning of each period presented. The unaudited pro forma information is presented for informational purposes only and

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

2. ACQUISITIONS (CONTINUED)
is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time:

                                           THREE MONTHS ENDED   THREE MONTHS ENDED
                                             MARCH 31, 2000       MARCH 31, 1999
                                           ------------------   ------------------
                                           ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenue........................       $109,319             $ 91,117
Net loss.................................        (43,708)             (37,825)
Net loss applicable to common
  stockholders...........................       (119,115)             (51,940)
Basic net loss applicable to common
  stockholders per common share..........       $  (1.27)            $  (0.95)

3. INVESTMENT IN UNCONSOLIDATED PARTNERSHIP

    The Company owns a 50% interest in American Cellular Corporation. This investment is accounted for on the equity method. The following is a summary of the significant financial information for American Cellular as of and for the period from inception, February 25, 2000 through March 31, 2000:

                                                              MARCH 31,
                                                                 2000
                                                              ----------
                                                                ($ IN
                                                              THOUSANDS)
Current assets..............................................  $   42,044
Intangible assets...........................................   2,520,130
Other assets................................................     177,270
Current liabilities.........................................      54,147
Long-term debt..............................................   1,659,000
Other liabilities...........................................     272,580
Shareholders' equity........................................     755,647
Revenue.....................................................      26,321
Operating loss..............................................      (1,253)
Net loss....................................................     (11,682)

4. DISCONTINUED OPERATIONS

    On January 24, 2000, the Company distributed the stock of its former subsidiary, Logix Communications Enterprises, Inc ("Logix"), to certain of the Company's shareholders. Logix' operating results through the date of the spin-off on January 24, 2000, was reported as a loss from discontinued operations in the Company's consolidated financial statements at December 31, 1999. Therefore, beginning in January 2000, the Company will no longer include the operating results of Logix in their financial results.

    Pursuant to Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," the consolidated financial statements have been restated for all periods presented to reflect the Logix operations, assets and liabilities as discontinued operations. The assets and liabilities of such operations have been classified as "Net liabilities of

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

4. DISCONTINUED OPERATIONS (CONTINUED)
discontinued operations" on the December 31, 1999 consolidated balance sheet and consist of the following:

                                                              DECEMBER 31, 1999
                                                              -----------------
                                                              ($ IN THOUSANDS)
Cash and cash equivalents...................................      $    672
Restricted investments--current.............................        40,079
Other current assets........................................        28,152
Property, plant and equipment, net..........................       121,136
Restricted investments--non-current.........................        21,062
Goodwill....................................................       121,280
Other assets................................................        75,557
                                                                  --------
    Total assets............................................       407,938
Current liabilities.........................................        36,540
Long-term debt, net of current portion......................       438,330
Other liabilities...........................................         6,592
                                                                  --------
    Total liabilities.......................................       481,462
                                                                  --------
Net liabilities of discontinued operations..................      $(73,524)
                                                                  ========

    The net loss from operations of the wireline segment was classified on the condensed consolidated statement of operations as "Loss from discontinued operations." Summarized results of discontinued operations are as follows:

                                                            THREE MONTHS ENDED
                                                              MARCH 31, 1999
                                                            ------------------
                                                             ($ IN THOUSANDS)
Net revenues..............................................       $ 26,793
Loss before income taxes..................................        (19,442)
Income tax benefit........................................          7,388
Loss from discontinued operations.........................       $(12,054)

5. LONG-TERM DEBT

    The Company's long-term debt consists of the following:

                                               MARCH 31, 2000   DECEMBER 31, 1999
                                               --------------   -----------------
Revolving credit facilities..................  $1,050,075,000    $  705,000,000
Dobson/Sygnet Senior Notes...................     200,000,000       200,000,000
DCC Senior Notes.............................         340,000       160,000,000
Other notes payable..........................       3,760,555         3,857,335
                                               --------------    --------------
    Total debt...............................   1,254,175,555     1,068,857,335
Less--Current maturities.....................      15,250,865        13,041,731
                                               --------------    --------------
    Total long term debt.....................  $1,238,924,690    $1,055,815,604
                                               ==============    ==============

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

5. LONG-TERM DEBT (CONTINUED)
REVOLVING CREDIT FACILITIES

    The Company's revolving credit facilities consist of the following:

                                                    AMOUNT           INTEREST RATE
                                   MAXIMUM      OUTSTANDING AT   WEIGHTED AVERAGE RATE
CREDIT FACILITY                  AVAILABILITY   MARCH 31, 2000     AT MARCH 31, 2000
---------------                  ------------   --------------   ---------------------
Dobson/Sygnet Credit
  Facilities...................  $388,450,000    $357,450,000             9.3%(1)
DOC LLC Credit Facility........   800,000,000     692,625,000             8.6%

------------------------

(1) Weighted average computation is based on actual interest rates without giving effect to the interest rate hedge discussed below.

    On January 14, 2000, the Company obtained a new $800.0 million credit facility. The proceeds of which were used primarily to:

    - consolidate the indebtedness of Dobson Cellular Operations Company, a subsidiary, under a $160.0 million credit facility and Dobson Operating Company, a subsidiary, under a $250.0 million senior secured credit facility;

    - repurchase $159.7 million outstanding principal amount of the Company's 11.75% senior notes due 2007; and

    - pay the cash portion of the costs of certain of the Company's pending acquisitions.

    This new credit facility includes a $300.0 million revolving credit facility and $500.0 million of term loan facilities consisting of a Term A Facility of $350.0 million and a Term B Facility of $150.0 million. All of these loans will mature in 2007.

    This credit facility is structured as a loan to the Company's subsidiary, Dobson Operating Co., L.L.C., the successor by merger to Dobson Cellular Operating Company and Dobson Operating Company, with guarantees from certain of its subsidiaries and the Company. Advances bear interest, at the Company's option, on a prime rate or LIBOR formula. The Company's obligations under the credit facility are secured by:

    - a pledge of the membership interests in the borrower;

    - stock and partnership interests of certain of the borrower's subsidiaries; and

    - liens on substantially all of the assets of the borrower and the borrower's restricted subsidiaries including FCC licenses, but only to the extent such licenses can be pledged under applicable law.

    The Company is required to amortize the Term A Facility with quarterly principal payments of $5.0 million commencing June 30, 2001, increasing over the term of the loan to quarterly principal payments of $25.0 million. The Company is required to amortize the Term B Facility with quarterly principal payments of $375,000 from March 31, 2000 through December 31, 2006 and with quarterly principal payments of $34.9 million during 2007. In addition, under certain circumstances, the Company is required to make prepayments of proceeds received from significant asset sales, new borrowings and sales

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

5. LONG-TERM DEBT (CONTINUED)
of equity, other than this offering, and a portion of excess cash flow. The Company has the right to prepay the credit facility in whole or in part at any time.

    The Company's new credit facility imposes a number of restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness, create liens, make capital expenditures and pay dividends.

    The Company's subsidiary, Dobson/Sygnet, is a party to a credit agreement for an aggregate of $430.0 million, consisting of a $50.0 million revolving credit facility and $380.0 million of term loan facilities. Interest on the revolving credit facility and the term loan facilities is based on a prime rate or a LIBOR formula, and has ranged between 8.3% and 9.3% since inception. As of March 31, 2000, the Company had $357.5 million outstanding under the Dobson/Sygnet credit facilities and the Company had $31.0 million of availability under the Dobson/Sygnet credit facilities.

    The obligations under the Dobson/Sygnet credit facilities are secured by a pledge of the capital stock of Dobson/Sygnet's operating subsidiary as well as a lien on substantially all of the assets of Dobson/Sygnet and its operating subsidiary. The Dobson/Sygnet credit facilities require that Dobson/Sygnet and the Company maintain certain financial ratios. The failure to maintain these ratios would constitute an event of default, notwithstanding Dobson/Sygnet's ability to meet its debt service obligations. The Dobson/ Sygnet credit facilities amortize quarterly beginning on December 31, 2000. The revolving credit facility terminates on September 23, 2006. The $50.0 million term loan facility terminates on March 23, 2007 and the $380.0 million term loan facility terminates on December 23, 2007.

DOBSON/SYGNET SENIOR NOTES

    On December 23, 1998, the Company's subsidiary, Dobson/Sygnet, issued
$200 million of 12.25% Senior Notes maturing in 2008 ("Dobson/Sygnet Senior Notes"). The net proceeds were used to finance the Sygnet Acquisition in December 1998 and to purchase $67.7 million of securities pledged to secure payment of the first six semi-annual interest payments on the Dobson/Sygnet Senior Notes, which began on June 15, 1999. The pledged securities are reflected as restricted cash and investments in the Company's consolidated balance sheets. The Dobson/Sygnet Senior Notes are redeemable at the option of the Company in whole or in part, on or after December 15, 2003, initially at 106.125%. Prior to December 15, 2001, the Company may redeem up to 35% of the principal amount of the Dobson/Sygnet Senior Notes at 112.25% with proceeds from equity offerings, provided that at least $130 million remains outstanding.

OTHER NOTES PAYABLE

    Other notes payable represents the amount financed with the United States Government for nine PCS licenses. The Company has entered into a definitive agreement to sell the Company's nine PCS licenses for $1.1 million plus the assumption of these notes payable.

INTEREST RATE HEDGES

    In March 1999, the Company entered into an interest rate swap that effectively fixed the interest rate on $110.0 million of the principal outstanding on the Dobson/Sygnet credit facilities at approximately 5.48% plus a factor used on our leverage (approximately 8.77% at March 31, 2000). The term of the interest rate swap is 24 months. In June 1999, the Company entered into an interest rate cap agreement

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

5. LONG-TERM DEBT (CONTINUED)
terminating on June 14, 2001. The cap agreement minimizes the Company's interest rate exposure by setting a maximum rate of 7.50% plus a factor used on the Company's leverage (approximately 10.25% at March 31, 2000) for $160 million of its indebtedness.

6. STOCKHOLDERS' EQUITY:

    The Company paid a preferred stock dividend of $75.4 million for the three months ended March 31, 2000 consisting of approximately $15.0 million of dividends on its 12.25% and 13% Senior Exchangeable Preferred Stock through the issuance of additional shares of such Preferred Stock and $60.4 million of dividends on their previous Class D and Class E shares of Preferred Stock.

    As of March 31, 2000, the Company's authorized and outstanding capital stock is as follows:

                                                                     PAR VALUE                       LIQUIDATION
                                         # OF SHARES   # OF SHARES      PER                          PREFERENCE
CLASS                       TYPE         AUTHORIZED      ISSUED        SHARE         DIVIDENDS        PER SHARE
-----                  ---------------   -----------   -----------   ---------   -----------------   -----------
Class A..............   Common Stock     175,000,000   27,945,154      $.001        As declared              --
Class B..............   Common Stock      70,000,000   65,492,493      $.001        As declared              --
Class C..............   Common Stock           4,226           --      $.001        As declared              --
Class D..............   Common Stock          33,000           --      $.001        As declared              --
                                         -----------   ----------
                                         245,037,226   93,437,647
                                         -----------   ----------
Senior
Exchangeable.........  Preferred Stock       734,000      296,605      $1.00     12.25% Cumulative   $    1,000
Senior
Exchangeable.........  Preferred Stock       500,000      187,250      $1.00      13% Cumulative     $    1,000
Class E..............  Preferred Stock        40,000           --      $1.00      15% Cumulative     $ 1,131.92
Other................  Preferred Stock     4,726,000           --      $1.00            --                   --
                                         -----------   ----------
                                           6,000,000      483,855
                                         -----------   ----------

                                                OTHER
                                              FEATURES,
                                               RIGHTS,
                           REDEMPTION        PREFERENCES
CLASS                         DATE           AND POWERS
-----                  -------------------   -----------
Class A..............          --              Voting
Class B..............          --              Voting
Class C..............          --              Voting
Class D..............          --              Voting
Senior
Exchangeable.........     Jan. 15, 2008      Non-voting
Senior
Exchangeable.........      May 1, 2009       Non-voting
Class E..............  after Dec. 23, 2010   Non-voting
Other................          --                --

    The Company adopted the 2000 stock incentive plan on January 10, 2000. The maximum number of shares for which the Company may grant options under the plan is 4,000,000 shares of post recapitalization Class A common stock, subject to adjustment in the event of any stock dividend, stock split, recapitalization, reorganization or certain defined change of control events. Shares subject to previously expired, cancelled, forfeited or terminated options become available again for grants of options. The shares that the Company will issue under the plan will be newly issued shares.

7. RESTRICTED CASH AND INVESTMENTS

    Restricted cash and investments consist of interest pledge deposits for the Dobson/Sygnet Senior Notes. The Dobson/Sygnet Senior Notes interest pledge deposit of approximately $47.0 million includes the initial deposit of $67.7 million, net of interest earned and payments issued to bondholders. Amortization expense of $150,550 and $232,070 was recorded for the three months ended March 31, 2000 and 1999, respectively, for bond premiums recorded with the purchase of the restricted investments.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

8. EARNINGS PER COMMON SHARE

    Basic loss per common share is computed by the weighted average number of shares of common stock outstanding during the year. Diluted net loss per common share has been omitted because the impact of stock options and convertible preferred stock on the Company's net loss per common share is anti-dilutive.

9. RECENT PRONOUNCEMENTS

    In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Derivatives and Hedging ("SFAS 133"). SFAS 133 establishes uniform hedge accounting criteria for all derivatives requiring companies to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Under SFAS 133, derivatives will be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value recognized as a component of comprehensive income or in current earnings. SFAS 133, as amended by SFAS 137, Derivatives and Hedging-Deferral of the Effective Date of FASB Statement
No. 133, will be effective for fiscal years beginning after June 15, 2000. Under SFAS 133, the Company would record an asset of $1.4 million relating to its interest rate hedge valuation at March 31, 1999. The Company has not determined the timing or method of adoption of SFAS 133.

10. COMMITMENTS

    Effective December 6, 1995 (amended November 30, 1999), the Company entered into an equipment supply agreement in which the Company agreed to purchase approximately $120.0 million of cell site and switching equipment between June 24, 1997 and December 31, 2002 to update the cellular systems for newly acquired and existing MSAs and RSAs. Of this commitment, approximately
$41.8 million remained at March 31, 2000.

    The Company entered into an additional equipment supply agreement with a second vendor on January 13, 1998. The Company agreed to purchase approximately $131.0 million of cell site and switching equipment between January 13, 1998 and January 12, 2002 to update the cellular systems for newly acquired and existing MSAs and RSAs. Of this commitment, $61.3 million remained at March 31, 2000.

11. RECLASSIFICATIONS

    Certain items have been reclassified in the 1999 consolidated financial statements to conform to the current presentation.

12. SUBSEQUENT EVENT

    On May 1, 2000, the Company completed the purchase of Texas 9 RSA for approximately $125.0 million. Texas 9 RSA is located between Dallas/Fort Worth and Abilene and adjoins the Company's Texas 10 property. It has a population base of approximately 190,000 and encompasses the towns of Brownwood, Stephenville, Hamilton and Hillsboro.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We provide rural and suburban cellular telephone services. We began providing cellular telephone service in 1990 in Oklahoma and the Texas Panhandle. We have expanded our cellular operations rapidly since then, primarily through acquisitions. As of March 31, 2000, our cellular systems covered a total population of approximately 6.4 million and we had approximately 519,800 subscribers.

    On February 25, 2000, our equally-owned joint venture with AT&T Wireless acquired American Cellular for approximately $2.5 billion, including fees and expenses. As of March 31, 2000, American Cellular's systems covered a total population of approximately 4.9 million and had approximately 455,300, primarily in rural areas of the midwestern and eastern United States. We account for our interest in the American Cellular joint venture using the equity method of accounting.

    Since 1996 we have completed 20 acquisitions of cellular licenses and systems and related assets for an aggregate purchase price of $2.4 billion, including 50% of the purchase price of American Cellular, increasing the total proportionate population served by our systems to approximately 9.0 million. Our recent acquisitions affect the comparability of our historical results of operations for the periods discussed.

REVENUE

    Our cellular revenues consist of service, roaming and equipment sales and other revenues. There has been an industry trend of declining average revenue per minute, as competition among service providers has led to reductions in rates for airtime and subscriptions and other charges. We believe that the impact of this trend will be mitigated by increases in the number of cellular telecommunications subscribers and the number of minutes of usage per subscriber. There has also been a broad trend in the cellular telecommunications industry of declining average revenue per subscriber. We believe that the downward trend is primarily the result of the addition of new lower usage customers who utilize cellular services for personal convenience, security or as a backup for their traditional landline telephone as well as declining average revenues per minutes of use.

    Roaming revenues are revenues we derive from providing service to subscribers of other wireless providers when those subscribers "roam" into our markets and use our systems to carry their calls. Roaming accounted for 41.6% and 36.4% of our operating revenue for the three months ended March 31, 2000 and 1999, respectively. Roaming revenues typically yield higher average per minute rates and higher margins than revenues from our subscribers. We achieve these higher margins because we incur immaterial incremental costs related to equipment, customer service or collections to earn roaming revenues.

    Our overall cellular penetration rates increased for the three-month period ended March 31, 2000 compared to the same period in 1999 due to the incremental penetration gains in existing markets. We believe that as our cellular penetration rates increase, the increase in new subscriber revenue will exceed the loss of revenue attributable to the cellular churn rate.

    We include any toll, or long-distance, revenues related to our cellular and roaming services in service revenues and roaming revenues. Our roaming yield (roaming service revenues, which include airtime, toll charges and surcharges, divided by roaming minutes of use) was $0.43, $0.57 per minute for the three-months ended March 31, 2000 and 1999, respectively. Despite the decline in our roaming yield, we have seen overall roaming revenues grow due to growth in roaming minutes of use.

    We derive revenues from charges to our subscribers when those subscribers roam into other wireless providers' markets. Through 1999, our accounting practice was to net those revenues against the associated expenses charged to us by third-party wireless providers (that is, the fees we pay the other wireless providers for carrying our subscribers' calls on their network) and to record the net expense as cost of service. Historically, we have been able to pass through to our subscribers the majority of the costs charged to us by third-party wireless providers. Recently, the industry has been increasing the use of pricing plans that include flat rate pricing and larger home areas. Under these types of plans, amounts charged to us by other wireless providers may not necessarily be passed through to our subscribers. Therefore, we have changed our accounting procedures to report these revenues and expenses separately in our statements of operations and have reclassified prior year amounts to reflect this change in accounting.

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

DISCONTINUED OPERATIONS

    On January 24, 2000, we distributed the stock of our former subsidiary, Logix Communications Enterprises, Inc. to certain of our shareholders. Logix is accounted for as a discontinued operation in our consolidated financial statements.

RESULTS OF OPERATIONS

    In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statement numbers.

    THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31,
     1999

    OPERATING REVENUE. For the three months ended March 31, 2000, total operating revenue increased $28.2 million, or 36.4%, to $105.4 million from $77.2 million for the comparable period in 1999. Total service, roaming and equipment sales and other revenue represented 53.5%, 41.6% and 4.9%, respectively, of total operating revenue during the three months ended March 31, 2000 and 59.4%, 36.4% and 4.2%, respectively, of total operating revenue during the three months ended March 31, 1999.

    The following table sets forth the components of our operating revenue for the periods indicated:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           -------------------
                                                             2000       1999
                                                           --------   --------
                                                            ($ IN THOUSANDS)
Service revenue..........................................  $ 56,327   $45,869
Roaming revenue..........................................    43,797    28,097
Equipment sales and other................................     5,229     3,280
                                                           --------   -------
  Total..................................................  $105,353   $77,246
                                                           ========   =======

    Service revenue increased $10.4 million, or 22.8%, to $56.3 million in the three months ended March 31, 2000 from $45.9 million in the same period of 1999. In the first quarter of 2000, service revenue of $4.9 million was attributable to markets acquired since March 31, 1999. The remaining $5.5 million was primarily attributable to increased penetration and usage in the existing company markets. Our subscriber base increased 43.9% to approximately 523,800 at March 31, 2000 from approximately 363,900 at March 31, 1999. At March 31, 2000, the subscriber base for markets we acquired since March 31, 1999 totaled approximately 71,000. Our average monthly service revenue per subscriber decreased 7.1% to $39 for the three months ended March 31, 2000 from $42 for the comparable period in 1999 due to the addition of new lower rate subscribers and competitive market pressures.

    Roaming revenue increased $15.7 million, or 55.9%, to $43.8 million in the three months ended March 31, 2000 from $28.1 million for the comparable period of 1999. In the first quarter of 2000, roaming revenue of $7.3 million was attributable to markets acquired since March 31, 1999. The remaining
$8.4 million was primarily attributable to increased roaming minutes in our existing markets due to expanded coverage areas and increased usage in these markets.

    Equipment sales and other revenue of $5.2 million in the three months ended March 31, 2000 represented an increase of $1.9 million, or 59.4%, from $3.3 million in the same period of 1999, as we sold more equipment during the three months ended March 31, 2000 as a result of growth in subscribers.

    COST OF SERVICE. For the three months ended March 31, 2000, the total cost of service increased $2.6 million, or 13.1% to $23.0 million from $20.4 million for the comparable period in 1999. This increase was primarily attributable to acquisitions. As a percentage of service and roaming revenue, cost of cellular service decreased to 23.0% for the three months ended March 31, 2000 from 27.5% for the same period in 1999. This decrease was primarily a result of a reduction in rates charged by third-party cellular providers for providing service to the Company subscribers.

    COST OF EQUIPMENT. For the three months ended March 31, 2000, cost of equipment increased $5.5 million, or 94.7% to $11.3 million during 2000 from $5.8 million in the same period of 1999, primarily from increases in the volume of equipment sold due to the growth in subscribers.

    MARKETING AND SELLING COSTS.  Marketing and selling costs increased
$6.4 million, or 62.9%, to $16.6 million for the three month period ended
March 31, 2000 from $10.2 million in the comparable period of 1999. This was a result of an increase in gross subscriber adds. The number of gross subscribers added in the first quarter of 2000 was approximately 55,600. The number of gross subscribers added in the first quarter 1999 was approximately 32,500.

    GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs increased $3.2 million, or 25.1%, to $16.0 million for the three month period ended March 31, 2000 from $12.8 million for the same period in 1999. This increase year over year is a result of increased infrastructure costs such as customer service, billing, collections and administrative costs as a result of our overall growth. Our average monthly general and administrative costs per subscriber decreased 8.3% to $11 for the three months ended March 31, 2000 from $12 for the comparable period in 1999. The decrease in general and administrative costs per subscriber is a result of efficiencies gained from the integration of acquired companies.

    DEPRECIATION AND AMORTIZATION EXPENSE.  For the three months ended
March 31, 2000, depreciation and amortization expense decreased $0.5 million, or 1.4% to $35.2 million from $35.7 million in the same period of 1999. The decrease is a result of accelerated depreciation in 1999 on certain assets that were replaced in 1999.

    INTEREST EXPENSE. For the three months ended March 31, 2000, interest expense increased $2.4 million, or 10.0%, to $31.2 million from $28.8 million in the same period of 1999. The increase was primarily a result of increased borrowings to finance our acquisitions.

    OTHER INCOME (EXPENSE), NET. For the three months ended March 31, 2000, our other income increased $1.3 million, or 78.2%, to $2.9 million from $1.6 million for the comparable 1999 period. The increase was primarily the result of an increase in interest income that we earned on excess proceeds from our initial public offering.

    MINORITY INTERESTS IN INCOME OF SUBSIDIARIES. For the three months ended March 31, 2000, our minority interests in income of subsidiaries increased $0.5 million or 90.9% to $1.1 million from $0.6 million in the same period of 1999. This was a result of the increased income earned from subsidiaries in established markets in which we do not own a 100% interest.

    LOSS FROM INVESTMENT IN JOINT VENTURE.  For the three months ended
March 31, 2000, we incurred a loss, net of income tax benefits, from our American Cellular joint venture totaling $5.8 million. This loss represents our fifty percent ownership in American Cellular for the period from acquisition (February 25, 2000) through March 31, 2000.

    INCOME (LOSS) FROM DISCONTINUED OPERATIONS. For the three months ended March 31, 1999, our loss, net of income tax benefits, from discontinued operations totaled $12.1 million. As previously discussed, we distributed the capital stock of Logix to our current stockholders on January 24, 2000, and will no longer include Logix' financial results in our consolidated operations.

    EXTRAORDINARY ITEM. For the three months ended March 31, 2000, we incurred an extraordinary loss of $20.4 million, net of income tax benefits. This loss was a result of a tender premium paid on the early redemption of the Company's 11.75% Senior Notes and the writing off of previously capitalized financing costs associated with the 11.75% Senior Notes and the previous DOC and DCOC credit facilities which were refinanced in January 2000.

    NET INCOME (LOSS). For the three months ended March 31, 2000, our net loss was $42.5 million. Our net loss increased $8.8 million, or 26.0%, from $33.7 million in the three months ended March 31, 1999. The increase in our net loss is primarily attributable to our loss from investment in our joint venture, our extraordinary item and our increase in interest expense resulting from our 1999 and 2000 business acquisitions and financings.

    DIVIDENDS ON PREFERRED STOCK. For the three months ended March 31, 2000, our dividends on preferred stock increased $61.3 million, or 434.2%, to $75.4 million from $14.1 million for the comparable 1999 period. This increase was primarily the result of a $60.4 million dividend recognized upon the conversion of our Class D Preferred Stock into Class E Preferred Stock and old Class A Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

    We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our cellular systems and those we may acquire. We have financed our operations through cash flows from operating activities, bank debt and the sale of debt and equity securities.

NET CASH FLOW

    At March 31, 2000, we had working capital of $53.5 million (a ratio of current assets to current liabilities of 1.4:1) and an unrestricted cash balance of $80.9 million, which compares to a working capital deficit of $(19.2) million (a ratio of current assets to current liabilities of .8:1) and an unrestricted cash balance of $4.3 million at December 31, 1999.

    Our net cash provided by operating activities totaled $21.0 million for the three month period ended March 31, 2000, while the net cash provided by operating activities totaled $8.0 million for the same period of 1999. The increase of $13.0 million was primarily due to the change in current assets and liabilities.

    Net cash used in investing activities, which totaled $(581.1) million and $(30.5) million for the three months ended March 31, 2000 and 1999, respectively, principally related to acquisitions and capital expenditures in all periods. Acquisitions and their related costs accounted for $552.8 million and $18.6 million and capital expenditures were $26.1 million and $7.3 million for the three month periods ended March 31, 2000 and 1999, respectively.

    Net cash provided by financing activities was $636.7 million the three month period ended March 31, 2000 compared to $2.0 million for the same period of 1999. Financing activity sources for the three months ended March 31, 2000 consisted primarily of net proceeds from the initial public offering of our common stock and bank facilities.

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

CAPITAL RESOURCES

    On January 14, 2000, we obtained a new $800.0 million credit facility under a credit agreement with Bank of America, N.A., as Administrative Agent and a group of participating lenders, the proceeds of which were used primarily to:

    - consolidate the indebtedness of our Dobson Cellular Operations Company subsidiary under a $160.0 million credit facility and our Dobson Operating Company subsidiary under a $250.0 million senior secured credit facility;

    - repurchase $159.7 million outstanding principal amount of our 11.75% senior notes due 2007; and

    - pay the cash portion of the costs of certain of our pending acquisitions.

    This new credit facility includes a $300.0 million revolving credit facility and $500.0 million of term loan facilities consisting of a Term A Facility of $350.0 million and a Term B Facility of $150.0 million. All of these loans will mature in 2007.

    This credit facility a loan to our subsidiary, Dobson Operating Co., L.L.C., the successor by merger to Dobson Cellular Operating Company and Dobson Operating Company, with guarantees from certain of its subsidiaries and us. Advances bear interest, at our option, on a prime rate or LIBOR formula. The weighted average interest rate was 8.6% as of March 31, 2000. Our obligations under the credit facility are secured by:

    - a pledge of the membership interests in the borrower;

    - stock and partnership interests of certain of the borrower's subsidiaries; and

    - liens on substantially all of the assets of the borrower and the borrower's restricted subsidiaries including FCC licenses, but only to the extent such licenses can be pledged under applicable law.

    We are required to amortize the Term A Facility with quarterly principal payments of $5.0 million commencing June 30, 2001, increasing over the term of the loan to quarterly principal payments of $25.0 million. We are required to amortize the Term B Facility with quarterly principal payments of $375,000 from March 31, 2000 through December 31, 2006 and with quarterly principal payments of $34.9 million during 2007. In addition, under certain circumstances, we are required to make prepayments of proceeds received from significant asset sales, new borrowings and sales of equity, other than this offering, and a portion of excess cash flow. We have the right to prepay the credit facility in whole or in part at any time. As of March 31, 2000, we had $692.6 million outstanding under the credit facility.

    Our new credit facility imposes a number of restrictive covenants that, among other things, limit our ability to incur additional indebtedness, create liens, make capital expenditures and pay dividends.

    Our subsidiary, Dobson/Sygnet, is a party to a credit agreement for an aggregate of $430.0 million, consisting of a $50.0 million revolving credit facility and $380.0 million of term loan facilities. Interest on the revolving credit facility and the term loan facilities is based on a prime rate or a LIBOR formula, and has ranged between 8.3% and 9.3% since inception. As of March 31, 2000, we had $357.5 million outstanding under the Dobson/Sygnet credit facilities and we had $31.0 million of availability under the Dobson/Sygnet credit facilities.

    The obligations under the Dobson/Sygnet credit facilities are secured by a pledge of the capital stock of Dobson/Sygnet's operating subsidiary as well as a lien on substantially all of the assets of Dobson/Sygnet and its operating subsidiary. The Dobson/Sygnet credit facilities require that Dobson/Sygnet and we maintain certain financial ratios. The failure to maintain these ratios would constitute an event of default, notwithstanding Dobson/Sygnet's ability to meet its debt service obligations. The Dobson/Sygnet credit facilities amortize quarterly beginning on December 31, 2000. The revolving credit facility terminates on September 23, 2006. The $50.0 million term loan facility terminates on March 23, 2007 and the $380.0 million term loan facility terminates on December 23, 2007. The weighted average interest rate on the Dobson/Sygnet credit facilities was 9.3% as of March 31, 2000.

    Dobson/Sygnet has outstanding $200.0 million aggregate principal amount of senior notes that mature in 2008. The Dobson/Sygnet notes bear interest at an annual rate of 12.25%, payable semi-annually on each June 15 and December 15, beginning June 15, 1999. The Dobson/Sygnet note indenture contains restrictive covenants that, among other things, limit our ability and that of Dobson/Sygnet's subsidiaries to incur additional indebtedness, create liens, pay dividends or make distributions in respect of their capital stock, make investments or certain other restricted payments, sell assets, redeem capital stock, issue or sell stock of restricted subsidiaries, enter into transactions with stockholders or affiliates or effect a consolidation or merger. Of the net proceeds from the sale of these notes, we used $67.7 million, to purchase securities we have pledged to secure the first six semi-annual interest payments on the notes. The restricted cash and investments balance at March 31, 2000, relating to these purchased securities was $47.0 million.

    On January 14, 2000, we repurchased $159.7 million of our outstanding
$160.0 million aggregate principal amount of senior notes which mature in April 2007 and accrued interest at an annual rate of 11.75%, payable semi-annually on each April 15 and October 15. We repurchased our outstanding senior notes with funds available under our new credit facility described above.

    As of March 31, 2000, we have issued and outstanding 12.25% senior preferred stock and 13% senior preferred stock with aggregate liquidation values of $304.3 million and $191.2 million, respectively, including accrued stock dividends. Each of the certificates of designation for our senior preferred stock contains several restrictive covenants which may limit our ability to issue indebtedness in the future.

CAPITAL COMMITMENTS

    Our capital expenditures (excluding cost of acquisitions and discontinued operations) were $26.1 million for the three months ended March 31, 2000 and we expect our capital expenditures to be approximately $100.0 million for all of 2000. We have not budgeted any amounts to be expended in 2000 with respect to the systems which may be acquired in acquisitions or our PCS system. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our cellular systems and whether we consummate additional acquisitions.

    We have agreed to purchase approximately $120.0 million of cell site and switching equipment from Nortel Networks Corp. prior to November 2001. Of this commitment, approximately $41.8 million remained outstanding at March 31, 2000. Under another equipment supply agreement, we agreed to purchase approximately $131.0 million of cell site and switching equipment from Lucent
Technologies Inc. by January 13, 2002. Of this commitment, $61.3 million remained outstanding at March 31, 2000. Purchases made under these commitments will be financed using funds available under our credit facilities. We expect to fulfill our purchase commitments under both of these agreements with purchases budgeted for 2000 and 2001.

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

    During the fourth quarter of 1999, we completed our year 2000 contingency and business continuity plans. In addition, during the first quarter of 2000, we tested our critical systems and those tests revealed no year 2000 problems, nor have our operations to date experienced any year 2000 related problems. We will continue to analyze systems and services that utilize date-embedded codes that may experience operational problems as various functions are utilized in the coming months. We will continue communicating with third party vendors of systems software and equipment, suppliers of telecommunications capacity and equipment, roaming partners, customers and others with which we do business to coordinate year 2000 compliance.

EFFECT OF NEW ACCOUNTING STANDARDS

    In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Derivatives and Hedging ("SFAS 133"). SFAS 133 establishes uniform hedge accounting criteria for all derivatives requiring companies to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Under SFAS 133, derivatives will be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value recognized in current earnings.
SFAS 133 will be effective for fiscal years beginning after June 15, 1999. Under SFAS 133, we would record an asset of $1.4 million relating to its interest rate hedge valuation at September 30, 1999. We have not determined the timing or method of adoption of SFAS 133.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. The counterparty is a major financial institution. During the first quarter 2000, we had an interest rate hedge on $110.0 million of our outstanding indebtedness under the Dobson/Sygnet Credit Facilities and an interest rate cap agreement on $160.0 million of other of our indebtedness. Increases in interest expense related to the interest rate hedge for the three months ended March 31, 2000 and 1999 were reflected in income and were immaterial.

    The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Based on our market risk sensitive instruments outstanding at March 31, 2000, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

                 (This page has been left blank intentionally.)

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    (c) On February 4, 2000, Dobson Communications Corporation (the "Company") issued an aggregate of 57,348.06 shares of its Class A Common Stock, par value $1.00 per share ("Old Class A Common Stock") in exchange for 37,252.91 shares of its Class D Preferred Stock, par value $1.00 per share ("Class D Preferred Stock"). No commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. The shares of Old Class A Common Stock issued in such exchange were not registered under the Securities Act of 1933, as amended (the "Securities Act") because such shares were exempt securities under
Section 3(a)9 of the Securities Act.

    On February 4, 2000, the Company issued 550 shares of its Old Class A Common Stock to certain of its existing shareholders in compliance with a contractual "make whole" requirement contained in a certain Stockholder and Investor Rights Agreement among the Company and such shareholders originally entered into on December 23, 1998, as amended. The Company received no additional consideration for the issuance of such shares. The shares of Old Class A Common Stock issued in such transaction were not registered under the Securities Act in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

    On February 4, 2000, the Company issued an aggregate of 37,840.81 shares of Old Class A Common Stock and 37,840.81 shares of Class E Preferred Stock, par value $1.00 per share ("Class E Preferred Stock") upon and in connection with the conversion of 37,840.81 shares of Class D Preferred Stock. Each share of the Class D Preferred Stock, which had originally been issued in December 1998, was convertible into one share of Old Class A Common Stock and one share of the Company's Class E Preferred Stock. The shares of Old Class A Common Stock and Class E Preferred Stock issued upon such conversion were not registered under the Securities Act as such shares were exempt securities under the provisions of
Section 3(a)9 of the Securities Act.

    On February 4, 2000, the Company effected a plan of recapitalization pursuant to which the Company issued 111.44 shares of its Class B Common Stock in exchange for each outstanding share of its Old Class A Common Stock. The shares of Class B Common Stock issued in connection with such recapitalization were not registered under the Securities Act as such shares were exempt securities under the provisions of Section 3(a)9 of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On January 24, 2000, the holders of our common stock unanimously consented to the adoption of resolutions affirming and ratifying the:

    (i) Adoption of Dobson Communications Corporation's 2000 Stock Incentive
       Plan

    (ii) Adoption of Plan of Recapitalization and Corporate Separation of Logix Communications Enterprises

    On January 31, 2000, the holders of our common stock unanimously consented to the adoption of resolutions affirming and ratifying the:

    (i) Adoption of Plan of Recapitalization

    (ii) Adoption of Amended and Restated Stockholder and Investor Rights Agreement

ITEM 5.  OTHER INFORMATION

    Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    The following exhibits are filed as a part of this report:

               EXHIBIT
               NUMBER           DESCRIPTION
        ---------------------   -----------
                 4.1            Credit Agreement dated as of February 25, 2000 among ACC
                                Acquisition Co. (including its successor by merger, American
                                Cellular Corporation), Banc of America Securities LLC, Bank
                                of America, N.A., Lehman Commercial Paper Inc. and TD
                                Securities (USA) Inc., CIBC World Markets Corp and Barclays
                                Bank PLC and the Lenders.
                 4.2            Exhibits to Amended, Restated, and Consolidated Revolving
                                Credit and Term Loan Agreement dated as of January 18, 2000 among Dobson Operating Company, L.L.C., Banc of America
                                Securities, LLC, Bank of America, N.A., Lehman Commercial
                                Paper Inc. and Toronto Dominion (Texas) Inc., and First
                                Union National Bank and PNC Bank, National Association, and
                                the Lenders.
                  27            Financial Data Schedule--Three months Ended March 31, 2000
                99.1            Press Release issued May 10, 2000 regarding Wireless
                                Internet proposed operations

    (b) Reports on Form 8-K

    The Company filed a Current Report on Form 8-K/A on January 14, 2000, which reported the Company's offer to purchase all of its outstanding 11.75% Senior Notes under "Item 5. Other Events." This Current Report amended and restated the previous Current Report filed on December 14, 2000.

    The Company filed a Current Report on Form 8-K on January 27, 2000, which reported the distribution of all of the issued and outstanding stock of Logix to certain shareholders under "Item 5. Other Events."

    The Company filed a Current Report on Form 8-K on March 9, 2000, which reported the acquisition of American Cellular through the Company's joint venture with AT&T Wireless under "Item 2. Acquisition or Disposition of Assets." The Company also reported the finalization or amendment of certain agreements related to its initial public offering and acquisition of American Celluar under "Item 5. Other Events." Also, included are additional exhibits required by item 7(a) and (b).

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2000                                           DOBSON COMMUNICATIONS CORPORATION
                                                                        (registrant)

                                                                   /s/ EVERETT R. DOBSON
                                                       ---------------------------------------------
                                                                     Everett R. Dobson
                                                            CHAIRMAN OF THE BOARD, PRESIDENT AND
                                                                  CHIEF EXECUTIVE OFFICER

Date: May 11, 2000                                                /s/ BRUCE R. KNOOIHUIZEN
                                                       ---------------------------------------------
                                                                    Bruce R. Knooihuizen
                                                         VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                                               (PRINCIPAL FINANCIAL OFFICER)