Form 10-Q/A
period 2000-03-31
DOBSON COMMUNICATIONS CORP
filed 2000-06-12
CIK 1035985

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                MARCH 31,       DECEMBER 31,
                                                                   2000             1999
                                                              --------------   --------------
                                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $   80,892,138   $    4,251,104
  Restricted cash and investments...........................      22,080,000       22,919,339
  Accounts receivable, net..................................      60,104,773       52,355,414
  Other current assets......................................      14,408,486       12,636,268
                                                              --------------   --------------
    Total current assets....................................     177,485,397       92,162,125
                                                              --------------   --------------
PROPERTY, PLANT AND EQUIPMENT, net..........................     242,153,071      208,567,577
                                                              --------------   --------------

OTHER ASSETS:
  Receivables--affiliates...................................      10,635,876        8,257,403
  Restricted investments....................................      27,615,365       26,426,470
  Cellular license acquisition costs, net...................   1,329,469,211    1,199,810,779
  Deferred costs, net.......................................      72,958,406       67,492,378
  Other intangibles, net....................................      42,654,425       45,421,402
  Investment in American Cellular Joint Venture.............     376,659,070               --
  Other.....................................................      12,450,369        6,945,915
                                                              --------------   --------------
    Total other assets......................................   1,872,442,722    1,354,354,347
                                                              --------------   --------------
      Total assets..........................................  $2,292,081,190   $1,655,084,049
                                                              ==============   ==============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................  $   60,072,690   $   51,769,089
  Accrued expenses..........................................      27,495,518       14,419,170
  Deferred revenue and customer deposits....................       9,681,961        7,442,585
  Current portion of long-term debt.........................      15,250,865       13,041,731
  Accrued dividends payable.................................      11,502,582       24,672,246
                                                              --------------   --------------
    Total current liabilities...............................     124,003,616      111,344,821
                                                              --------------   --------------
NET LIABILITIES OF DISCONTINUED OPERATIONS..................              --       73,523,680
LONG-TERM DEBT, net of current portion......................   1,238,924,690    1,055,815,604
DEFERRED CREDITS............................................     185,521,688      207,991,241
MINORITY INTERESTS..........................................      20,371,083       19,516,881
SENIOR EXCHANGEABLE PREFERRED STOCK, net....................     471,103,377      455,721,875
CLASS D CONVERTIBLE PREFERRED STOCK.........................              --       85,000,000

STOCKHOLDERS' EQUITY (DEFICIT):
  Class A Preferred Stock...................................              --          314,286
  Class A Common Stock, $.001 par value 175,000,000 and
    160,250,720 shares authorized and 27,945,154 and
    63,872,059 shares issued at March 31, 2000 and December
    31, 1999, respectively..................................          27,945           63,872
  Class B Common Stock, $.001 par value 70,000,000 shares
    authorized and 65,492,493 shares issued at March 31,
    2000....................................................          65,492               --
  Paid-in capital...........................................     612,769,213       18,234,773
  Retained deficit..........................................    (360,705,914)    (316,317,323)
                                                              --------------   --------------
                                                              $  252,156,736     (297,704,392)

  Less--
  Class A Common Stock held in treasury (9,048,705 shares),
    at cost.................................................              --      (56,125,661)
                                                              --------------   --------------
    Total stockholders' equity (deficit)....................     252,156,736     (353,830,053)
                                                              --------------   --------------
      Total liabilities and stockholders' equity
       (deficit)............................................  $2,292,081,190   $1,655,084,049
                                                              ==============   ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                           THREE MONTHS ENDED   THREE MONTHS ENDED
                                                             MARCH 31, 2000       MARCH 31, 1999
                                                           ------------------   ------------------
OPERATING REVENUES:
  Service revenue........................................    $  56,326,572         $ 45,869,082
  Roaming revenue........................................       43,797,280           28,097,210
  Equipment revenue and other............................        5,228,777            3,280,193
                                                             -------------         ------------
    Total operating revenues.............................      105,352,629           77,246,485
                                                             -------------         ------------
OPERATING EXPENSES:
  Cost of service........................................       23,023,172           20,356,805
  Cost of equipment......................................       11,323,178            5,817,001
  Marketing and selling..................................       16,633,570           10,210,282
  General and administrative.............................       16,027,085           12,813,659
  Depreciation and amortization..........................       35,214,426           35,726,788
                                                             -------------         ------------
    Total operating expenses.............................      102,221,431           84,924,535
                                                             -------------         ------------
OPERATING INCOME (LOSS):.................................        3,131,198           (7,678,050)
OTHER INCOME (EXPENSE):
  Interest expense.......................................      (31,190,797)         (28,359,880)
  Other income, net......................................        2,867,533            1,608,563
                                                             -------------         ------------
LOSS BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES,
  INCOME TAXES, DISCONTINUED OPERATIONS AND EXTRAORDINARY
  ITEMS..................................................      (25,192,066)         (34,429,367)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES.............       (1,060,653)            (555,716)
LOSS FROM INVESTMENT IN JOINT VENTURE, net of income tax
  benefit of $1,795,630 for the three months ended
  March 31, 2000.........................................       (5,840,930)                  --
                                                             -------------         ------------
LOSS BEFORE INCOME TAXES, DISCONTINUED OPERATIONS AND
  EXTRAORDINARY ITEMS....................................      (32,093,649)         (34,985,083)
INCOME TAX BENEFIT.......................................        9,976,034           13,293,965
                                                             -------------         ------------
LOSS FROM CONTINUING OPERATIONS..........................      (22,117,615)         (21,691,118)
LOSS FROM DISCONTINUED OPERATIONS, net of income tax
  benefit of $7,388,000 for the three months ended
  March 31, 1999.........................................               --          (12,053,673)
                                                             -------------         ------------
LOSS BEFORE EXTRAORDINARY ITEMS..........................      (22,117,615)         (33,744,791)
EXTRAORDINARY EXPENSE, net of income tax benefit of
  $12,495,341 for the three months ended March 31,
  2000...................................................      (20,387,134)                  --
                                                             -------------         ------------
NET LOSS.................................................      (42,504,749)         (33,744,791)
DIVIDENDS ON PREFERRED STOCK.............................      (75,407,522)         (14,115,848)
                                                             -------------         ------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS...............    $(117,912,271)        $(47,860,639)
                                                             =============         ============
BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER
  COMMON SHARE
  Before discontinued operations and extraordinary
    expense..............................................    $       (1.28)        $      (0.65)
  Discontinued operations................................               --                (0.22)
  Extraordinary expense..................................            (0.26)                  --
                                                             -------------         ------------
BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER
  COMMON SHARE...........................................    $       (1.54)        $      (0.87)
                                                             =============         ============
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.........       76,464,331           54,823,354
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
                            =============

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                  2000            1999
                                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations.......................  $(22,117,615)   $(21,691,118)
  Adjustments to reconcile net loss to net cash provided by
    operating activities--
    Depreciation and amortization...........................    35,214,426      35,726,788
    Amortization of bond premium and financing cost.........     2,422,289       1,786,020
    Deferred income taxes and investment tax credits, net...    (9,974,212)    (10,603,293)
    Minority interests in income of subsidiaries............     1,060,653         555,716
    Other...................................................       (28,460)          9,169
  Changes in current assets and liabilities--
    Accounts receivable.....................................    (7,749,359)      4,788,363
    Other current assets....................................    (2,121,772)       (678,328)
    Accounts payable........................................     8,967,857     (12,545,622)
    Accrued expenses........................................    13,076,348      10,603,132
    Deferred revenue and customer deposits..................     2,239,376          48,971
                                                              ------------    ------------
      Net cash provided by operating activities.............    20,989,531       7,999,798
                                                              ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (26,109,364)     (7,326,705)
  Acquisitions..............................................  (170,270,443)    (18,551,135)
  Investment in joint venture...............................  (382,500,000)             --
  Decrease in payable--affiliate............................            --      (5,011,438)
  Increase in receivables--affiliate........................    (2,378,473)       (446,873)
  Proceeds from sale of assets..............................        53,365       1,091,509
  Other investing activities................................       130,029        (260,377)
                                                              ------------    ------------
      Net cash used in investing activities.................  (581,074,886)    (30,505,019)
                                                              ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................   714,000,000       6,000,000
  Repayments of long-term debt..............................  (528,681,780)     (4,000,000)
  Proceeds from equity offering.............................   545,365,158              --
  Redemption of preferred stock.............................   (53,295,725)             --
  Deferred financing costs..................................   (16,544,715)             --
  Premium on redemption of Senior Notes.....................   (23,869,310)             --
  Other financing activities................................      (247,239)             --
                                                              ------------    ------------
      Net cash provided by financing activities.............   636,726,389       2,000,000
                                                              ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    76,641,034     (20,505,221)
CASH AND CASH EQUIVALENTS, beginning of period..............     4,251,104      22,323,734
                                                              ------------    ------------
CASH AND CASH EQUIVALENTS, end of period....................  $ 80,892,138    $  1,818,513
                                                              ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for--
      Interest, net of amounts capitalized..................  $ 17,234,695    $ 21,859,023

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

                                           THREE MONTHS ENDED   THREE MONTHS ENDED
                                             MARCH 31, 2000       MARCH 31, 1999
                                           ------------------   ------------------
                                           ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenue........................       $109,319             $ 91,117
Net loss.................................        (52,884)             (54,355)
Net loss applicable to common
  stockholders...........................       (128,291)             (68,470)
Basic net loss applicable to common
  stockholders per common share..........       $  (1.68)            $  (1.25)

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
                                                           ========   =======

    Service revenue increased $10.4 million, or 22.8%, to $56.3 million in the three months ended March 31, 2000 from $45.9 million in the same period of 1999. In the first quarter of 2000, service revenue of $4.9 million was attributable to markets acquired since March 31, 1999. The remaining $5.5 million was primarily attributable to increased penetration and usage in the existing company markets. Our subscriber base increased 43.9% to approximately 519,800 at March 31, 2000 from approximately 381,800 at March 31, 1999. At March 31, 2000, the subscriber base for markets we acquired since March 31, 1999 totaled approximately 71,000. Our average monthly service revenue per subscriber decreased 7.1% to $39 for the three months ended March 31, 2000 from $42 for the comparable period in 1999 due to the addition of new lower rate subscribers and competitive market pressures.

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

    MARKETING AND SELLING COSTS.  Marketing and selling costs increased
$6.4 million, or 62.9%, to $16.6 million for the three month period ended
March 31, 2000 from $10.2 million in the comparable period of 1999. This was a result of an increase in gross subscriber adds. The number of gross subscribers added in the first quarter of 2000 was approximately 58,000. The number of gross subscribers added in the first quarter 1999 was approximately 35,100.

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

    INTEREST EXPENSE. For the three months ended March 31, 2000, interest expense increased $2.8 million, or 10.0%, to $31.2 million from $28.4 million in the same period of 1999. The increase was primarily a result of increased borrowings to finance our acquisitions.

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

EFFECT OF NEW ACCOUNTING STANDARDS

    In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Derivatives and Hedging ("SFAS 133"). SFAS 133 establishes uniform hedge accounting criteria for all derivatives requiring companies to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Under SFAS 133, derivatives will be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value recognized in current earnings.
SFAS 133 will be effective for fiscal years beginning after June 15, 1999. Under SFAS 133, we would record an asset of $1.4 million relating to its interest rate hedge valuation at March 31, 2000. We have not determined the timing of adoption of SFAS 133.

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

Date: June 12, 2000                                          DOBSON COMMUNICATIONS CORPORATION
                                                                        (registrant)

                                                                   /s/ EVERETT R. DOBSON
                                                       ---------------------------------------------
                                                                     Everett R. Dobson
                                                            CHAIRMAN OF THE BOARD, PRESIDENT AND
                                                                  CHIEF EXECUTIVE OFFICER

Date: June 12, 2000                                               /s/ BRUCE R. KNOOIHUIZEN
                                                       ---------------------------------------------
                                                                    Bruce R. Knooihuizen
                                                         VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                                               (PRINCIPAL FINANCIAL OFFICER)

                 (This page has been left blank intentionally.)