Form 10-Q
period 2000-06-30
DOBSON COMMUNICATIONS CORP
filed 2000-08-03
CIK 1035985

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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
    (State or other jurisdiction of               (I.R.S. Employer Identification
     incorporation or organization)                            No.)

     13439 NORTH BROADWAY EXTENSION                            73114
               SUITE 200                                    (Zip Code)
        OKLAHOMA CITY, OKLAHOMA
(Address of principal executive offices)

                                 (405) 529-8500
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of July 31, 2000, there were 93,137,353 shares of the registrant's $.001 par value common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                                        PAGE
                                                                                      --------
                                PART I. FINANCIAL INFORMATION

Item 1.                 Condensed Consolidated Financial Statements (Unaudited):

                        Condensed Consolidated Balance Sheets as of June 30, 2000
                          and December 31, 1999.....................................      3

                        Condensed Consolidated Statements of Operations for the
                          Three and Six Months Ended June 30, 2000 and 1999.........      4

                        Condensed Consolidated Statements of Stockholders' Equity
                          for the Six Months Ended June 30, 2000....................      5

                        Condensed Consolidated Statements of Cash Flows for the Six
                          Months Ended June 30, 2000 and 1999.......................      6

                        Notes to Condensed Consolidated Financial Statements........      7

Item 2.                 Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................     17

Item 3.                 Quantitative and Qualitative Disclosure about Market Risk...     26

                                  PART II. OTHER INFORMATION

Item 1.                 Legal Proceedings...........................................     27

Item 2.                 Changes in Securities and Use of Proceeds...................     27

Item 3.                 Defaults Upon Senior Securities.............................     27

Item 4.                 Submission of Matters to a Vote of Security Holders.........     27

Item 5.                 Other Information...........................................     28

Item 6.                 Exhibits and Reports on Form 8-K............................     28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                 JUNE 30,       DECEMBER 31,
                                                                   2000             1999
                                                              --------------   --------------
                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  170,298,120   $    4,251,104
  Restricted cash and investments...........................      22,735,000       22,919,339
  Accounts receivable, net..................................      76,304,343       52,355,414
  Other current assets......................................      14,588,652       12,636,268
                                                              --------------   --------------
  Total current assets......................................     283,926,115       92,162,125
                                                              --------------   --------------
PROPERTY, PLANT AND EQUIPMENT, net..........................     268,071,213      208,567,577
                                                              --------------   --------------
OTHER ASSETS:
  Receivables--affiliates...................................       9,398,205        8,257,403
  Restricted investments....................................      15,343,298       26,426,470
  Cellular license acquisition costs, net...................   1,413,642,685    1,199,810,779
  Deferred costs, net.......................................      81,060,761       67,492,378
  Other intangibles, net....................................      48,784,739       45,421,402
  Investment in joint venture...............................     364,540,394               --
  Other.....................................................       8,493,934        6,945,915
                                                              --------------   --------------
    Total other assets......................................   1,941,264,016    1,354,354,347
                                                              --------------   --------------
      Total assets..........................................  $2,493,261,344   $1,655,084,049
                                                              ==============   ==============

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable..........................................  $   61,490,059   $   51,769,089
  Accrued expenses..........................................      19,573,660       14,419,170
  Deferred revenue and customer deposits....................      11,195,583        7,442,585
  Current portion of long-term debt.........................      25,929,854       13,041,731
  Accrued dividends payable.................................      12,051,086       24,672,246
                                                              --------------   --------------
    Total current liabilities...............................     130,240,242      111,344,821
                                                              --------------   --------------
NET LIABILITIES OF DISCONTINUED OPERATIONS..................              --       73,523,680
LONG-TERM DEBT, net of current portion......................   1,468,934,845    1,055,815,604
DEFERRED CREDITS............................................     176,559,973      207,991,241
MINORITY INTERESTS..........................................      20,851,801       19,516,881
SENIOR EXCHANGEABLE PREFERRED STOCK, net....................     486,746,129      455,721,875
CLASS D CONVERTIBLE PREFERRED STOCK.........................              --       85,000,000
STOCKHOLDERS' EQUITY (DEFICIT):
  Class A Preferred Stock...................................              --          314,286
  Class A Common Stock, $.001 par value 175,000,000 and
    160,250,720 shares authorized and 27,821,700 and
    63,872,059 shares issued at June 30, 2000 and December
    31, 1999, respectively..................................          27,822           63,872
  Class B Common Stock, $.001 par value 70,000,000 shares
    authorized and 65,311,716 shares issued at June 30,
    2000....................................................          65,312               --
  Class D Common Stock, $.001 par value 33,000 shares
    authorized and 3,937 shares issued at June 30, 2000.....               4               --
  Paid-in capital...........................................     613,851,316       18,234,773
  Retained deficit..........................................    (404,016,100)    (316,317,323)
                                                              --------------   --------------
                                                                 209,928,354     (297,704,392)
Less--
Class A Common Stock held in treasury (9,048,705 shares), at
  cost......................................................              --      (56,125,661)
                                                              --------------   --------------
  Total stockholders' equity (deficit)......................     209,928,354     (353,830,053)
                                                              --------------   --------------
    Total liabilities and stockholders' equity (deficit)....  $2,493,261,344   $1,655,084,049
                                                              ==============   ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                     THREE MONTHS                    SIX MONTHS
                                                                    ENDED JUNE 30,                 ENDED JUNE 30,
                                                              ---------------------------   ----------------------------
                                                                  2000           1999           2000            1999
                                                              ------------   ------------   -------------   ------------
OPERATING REVENUES:
  Service revenue...........................................  $ 66,845,616   $ 51,097,106   $ 123,172,188   $ 96,966,188
  Roaming revenue...........................................    55,527,372     35,207,947      99,324,652     63,305,157
  Equipment revenue and other...............................     6,296,599      2,737,904      11,525,376      6,018,097
                                                              ------------   ------------   -------------   ------------
    Total operating revenues................................   128,669,587     89,042,957     234,022,216    166,289,442
                                                              ------------   ------------   -------------   ------------
OPERATING EXPENSES:
  Cost of service...........................................    29,205,927     21,670,387      52,229,099     42,027,192
  Cost of equipment.........................................    11,231,786      6,041,854      22,554,964     11,858,855
  Marketing and selling.....................................    16,988,248     11,499,572      33,621,818     21,709,854
  General and administrative................................    17,884,736     13,253,896      33,911,821     26,067,555
  Depreciation and amortization.............................    42,881,137     34,173,230      78,095,563     69,900,018
                                                              ------------   ------------   -------------   ------------
    Total operating expenses................................   118,191,834     86,638,939     220,413,265    171,563,474
                                                              ------------   ------------   -------------   ------------
OPERATING INCOME (LOSS):....................................    10,477,753      2,404,018      13,608,951     (5,274,032)
OTHER INCOME (EXPENSE):
  Interest expense..........................................   (34,948,776)   (27,168,431)    (66,139,573)   (55,528,311)
  Other income, net.........................................     2,114,028        295,132       4,981,561      1,903,695
LOSS BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES,
  INCOME TAXES, DISCONTINUED OPERATIONS AND EXTRAORDINARY
  ITEMS.....................................................   (22,356,995)   (24,469,281)    (47,549,061)   (58,898,648)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES................    (1,236,398)      (924,473)     (2,297,051)    (1,480,189)
LOSS FROM INVESTMENT IN JOINT VENTURE, net of income tax
  benefit of $2,948,985 and $4,744,615 for the three and six
  months ended June 30, 2000, respectively..................   (12,118,677)            --     (17,959,607)            --
                                                              ------------   ------------   -------------   ------------
LOSS BEFORE INCOME TAXES, DISCONTINUED OPERATIONS AND
  EXTRAORDINARY ITEMS.......................................   (35,712,070)   (25,393,754)    (67,805,719)   (60,378,837)
INCOME TAX BENEFIT..........................................     8,965,491      9,645,936      18,941,525     22,939,901
                                                              ------------   ------------   -------------   ------------
LOSS FROM CONTINUING OPERATIONS.............................   (26,746,579)   (15,747,818)    (48,864,194)   (37,438,936)
LOSS FROM DISCONTINUED OPERATIONS, net of income tax benefit of $8,412,000 and $15,800,000 for the three and six months
  ended June 30, 1999, respectively.........................            --    (13,725,324)             --    (25,778,997)
                                                              ------------   ------------   -------------   ------------
LOSS BEFORE EXTRAORDINARY ITEMS.............................   (26,746,579)   (29,473,142)    (48,864,194)   (63,217,933)
EXTRAORDINARY EXPENSE, net of income tax benefit of
  $12,495,341 for the six months ended June 30, 2000........            --             --     (20,387,134)            --
                                                              ------------   ------------   -------------   ------------
NET LOSS....................................................   (26,746,579)   (29,473,142)    (69,251,328)   (63,217,933)
DIVIDENDS ON PREFERRED STOCK................................   (16,563,607)   (17,756,107)    (91,971,129)   (31,871,955)
                                                              ------------   ------------   -------------   ------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS..................  $(43,310,186)  $(47,229,249)  $(161,222,457)  $(95,089,888)
                                                              ============   ============   =============   ============
BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON
  SHARE
  Before discontinued operations and extraordinary
    expense.................................................  $      (0.46)  $      (0.61)  $       (1.66)  $      (1.26)
  Discontinued operations...................................            --          (0.25)             --          (0.47)
  Extraordinary expense.....................................            --             --           (0.24)            --
                                                              ------------   ------------   -------------   ------------
BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON
  SHARE.....................................................  $      (0.46)  $      (0.86)  $       (1.90)  $      (1.73)
                                                              ============   ============   =============   ============
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING............    93,532,473     54,823,354      84,985,029     54,823,354
                                                              ============   ============   =============   ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                  (UNAUDITED)

                                      CLASS A                 CLASS A                  CLASS B                CLASS D
                                  PREFERRED STOCK           COMMON STOCK            COMMON STOCK           COMMON STOCK
                                --------------------   ----------------------   ---------------------   -------------------
                                 SHARES     AMOUNT       SHARES       AMOUNT      SHARES      AMOUNT     SHARES     AMOUNT
                                --------   ---------   -----------   --------   ----------   --------   --------   --------
December 31, 1999.............   314,286   $ 314,286    63,872,059   $ 63,872           --        --        --        --
  Net loss....................        --          --            --         --           --        --        --        --
  Distribution of Logix.......        --          --            --         --           --        --        --        --
  Recapitalization............  (314,286)   (314,286)  (63,872,059)   (63,872)  65,311,716    65,312
  Issuance of common stock....        --          --    27,821,700     27,822           --        --     3,937         4
  Preferred stock dividends...        --          --            --         --           --        --        --        --
                                --------   ---------   -----------   --------   ----------   -------     -----        --
June 30, 2000.................        --   $      --    27,821,700   $ 27,822   65,311,716   $65,312     3,937        $4
                                ========   =========   ===========   ========   ==========   =======     =====        ==


                                                 TREASURY
                                  PAID-IN         STOCK         RETAINED
                                  CAPITAL        AT COST         DEFICIT
                                ------------   ------------   -------------
December 31, 1999.............  $ 18,234,773   $(56,125,661)  $(316,317,323)
  Net loss....................            --             --     (69,251,328)
  Distribution of Logix.......            --             --      73,523,680
  Recapitalization............    49,169,282     56,125,661              --
  Issuance of common stock....   546,447,261             --              --
  Preferred stock dividends...            --             --     (91,971,129)
                                ------------   ------------   -------------
June 30, 2000.................  $613,851,316   $         --   $(404,016,100)
                                ============   ============   =============

   The accompanying notes are an integral part of this condensed consolidated financial statement.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                SIX MONTHS ENDED JUNE 30,
                                                              -----------------------------
                                                                  2000            1999
                                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations.......................  $ (48,864,195)  $ (37,438,936)
  Adjustments to reconcile net loss to net cash provided by
    operating activities--
    Depreciation and amortization...........................     78,095,563      69,900,018
    Amortization of bond premium and financing cost.........      5,068,494       2,648,822
    Deferred income taxes and investment tax credits, net...    (18,935,927)    (20,249,229)
    Minority interests in income of subsidiaries............      2,297,051         655,143
    Loss from investment in joint venture...................     17,959,607              --
    Other...................................................        (13,054)        346,101
  Changes in current assets and liabilities--
    Accounts receivable.....................................    (23,948,929)    (11,058,146)
    Other current assets....................................     (3,962,758)      1,503,129
    Accounts payable........................................      9,720,970      (5,321,012)
    Accrued expenses........................................      5,154,490         718,980
    Deferred revenue and customer deposits..................      3,752,998         882,219
                                                              -------------   -------------
      Net cash provided by operating activities.............     26,324,310       2,587,089
                                                              -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (61,918,498)    (31,180,901)
  Acquisitions..............................................   (293,040,150)    (27,278,079)
  Investment in joint venture...............................   (382,500,000)             --
  Decrease in payable--affiliate............................             --      (5,011,438)
  Increase in receivables--affiliate........................     (1,140,802)     (2,031,312)
  Proceeds from sale of assets..............................      2,268,042       1,103,509
  Other investing activities................................     (2,191,574)     (2,241,147)
                                                              -------------   -------------
      Net cash used in investing activities.................   (738,522,982)    (66,639,368)
                                                              -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................  1,177,735,000      31,000,000
  Repayments of long-term debt..............................   (751,727,636)   (111,000,000)
  Cash dividends............................................             --      (3,470,801)
  Issuance of preferred stock...............................             --     170,000,000
  Proceeds from equity offering.............................    545,365,158              --
  Redemption of preferred stock.............................    (53,295,725)    (55,000,000)
  Deferred financing costs..................................    (26,921,258)     (7,375,582)
  Premium on redemption of Senior Notes.....................    (23,869,310)             --
  Maturities of restricted investments, net of interest.....     10,870,000      20,425,221
  Other financing activities................................         89,459              --
                                                              -------------   -------------
      Net cash provided by financing activities.............    878,245,688      44,578,838
                                                              -------------   -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    166,047,016     (19,473,441)
CASH AND CASH EQUIVALENTS, beginning of period..............      4,251,104      22,323,734
                                                              -------------   -------------
CASH AND CASH EQUIVALENTS, end of period....................  $ 170,298,120   $   2,850,293
                                                              =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for--
      Interest, net of amounts capitalized..................  $  58,216,133   $  46,434,022
SUPPLEMENTAL DISCLOSURES OF NON CASH FINANCING ACTIVITIES:
  Conversion of Class D Preferred Stock to old Class A
    Common Stock............................................  $  58,200,000   $          --
  Conversion of Class D Preferred Stock to Class E Preferred
    Stock and old Class A Common Stock......................  $  46,610,325   $          --

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

    The condensed consolidated balance sheets of Dobson Communications Corporation ("DCC") and subsidiaries (collectively with DCC, the "Company") as of June 30, 2000, the condensed consolidated statements of operations for the three and six months ended June 30, 2000 and 1999, the condensed consolidated statement of stockholders' equity for the six months ended June 30, 2000 and the condensed consolidated statements of cash flows for the six months ended
June 30, 2000 and 1999 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

    The condensed balance sheet data at December 31, 1999 were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. The financial statements presented herein should be read in connection with the Company's December 31, 1999 consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

    On February 9, 2000, the Company completed its initial public offering of 25 million shares of Class A common stock, and the sale of an additional
1.5 million shares of Class A common stock to AT&T Wireless, for net proceeds (after commissions and expenses) of $545.4 million. The Company used
$53.3 million of the net proceeds to pay accrued dividends on its Class D preferred stock and to redeem its Class E preferred stock. An additional
$382.5 million was used as a capital contribution to its joint venture with AT&T Wireless which acquired American Cellular Corporation. The Company used the balance of the net proceeds for working capital and other general corporate purposes.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

2. ACQUISITIONS

RECENT ACQUISITIONS

    On May 1, 2000, the Company completed the purchase of Texas 9 RSA for approximately $125.0 million. Texas 9 RSA is located between Dallas/Fort Worth and Abilene and adjoins the Company's Texas 10 property. It has population base of approximately 190,000 and encompasses the towns of Brownwood, Stephenville, Hamilton and Hillsboro.

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

    On September 15, 1999, the Company purchased Arizona 1 RSA for
$24.0 million. Arizona 1 is located in the Northwest corner of the state and covers an estimated population base of approximately 135,000 as of June 30, 2000.

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

    On March 16, 1999, the Company purchased certain assets and customers relating to the Ohio 2 RSA for $3.9 million. This completes the acquisition of the Ohio 2 market, which began on September 2, 1998,

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

2. ACQUISITIONS (CONTINUED)
when the Company acquired the FCC license of Ohio 2 RSA for $39.3 million. Ohio 2 is located in north central Ohio and covers an estimated population of 262,300 people.

    The acquisition transactions were accounted for as purchases, and accordingly, their results of operations have been included in the accompanying condensed consolidated statements of operations from the respective dates of acquisition. The unaudited pro forma information set forth below includes all acquisitions, which occurred during 1999 and 2000, as if the purchases occurred at the beginning of each period presented. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time:

                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                          JUNE 30,               JUNE 30,
                                     -------------------   ---------------------
                                       2000       1999       2000        1999
                                     --------   --------   ---------   ---------
                                       ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenue..................  $129,921   $105,111   $ 242,993   $ 199,180
Net loss...........................   (27,290)   (37,666)    (75,710)    (86,006)
Net loss applicable to common
  stockholders.....................   (43,854)   (55,422)   (167,681)   (117,878)
Basic net loss applicable to common
  stockholders per common share....  $  (0.47)  $  (0.59)  $   (1.79)  $   (1.26)

PENDING ACQUISITIONS

    On June 14, 2000, the Company entered into a definitive agreement to acquire the FCC license for and certain assets related to the Oklahoma 6 RSA for approximately $72.0 million, subject to adjustment. This acquisition is subject to FCC approval, compliance with requirements of the Hart-Scott-Rodino Act and customary closing conditions. The total population base for the Oklahoma 6 RSA is approximately 221,000. The Oklahoma 6 RSA covers seven counties in central and eastern Oklahoma, including the cities of Henryetta, McAlester, Muskogee, Okmulgee and Seminole. The Company's acquisition of Oklahoma 6 is expected to close in the third quarter of 2000.

3. INVESTMENT IN UNCONSOLIDATED PARTNERSHIP

    The Company owns a 50% interest in American Cellular Corporation. This investment is accounted for on the equity method. The following is a summary of the significant financial information for American

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

3. INVESTMENT IN UNCONSOLIDATED PARTNERSHIP (CONTINUED)
Cellular as of and for the three months ended June 30, 2000 and the period from inception, February 25, 2000 to June 30, 2000:

                                                              PERIOD FROM FEBRUARY
                                         THREE MONTHS ENDED   25, 2000, TO JUNE 30,
                                           JUNE 30, 2000              2000
                                         ------------------   ---------------------
                                          ($ IN THOUSANDS)      ($ IN THOUSANDS)

Revenue................................      $   98,746            $  127,624
Operating income.......................           8,452                 7,233
Net loss...............................         (24,237)              (35,886)

                                                                  JUNE 30, 2000
                                                              ---------------------
                                                                ($ IN THOUSANDS)
Current assets.............................................        $   59,795
Intangible assets..........................................         2,488,646
Other assets...............................................           174,896
Current liabilities........................................            83,319
Long-term debt.............................................         1,644,375
Other liabilities..........................................           266,528
Shareholders' equity.......................................           729,114

4. DISCONTINUED OPERATIONS

    On January 24, 2000, the Company distributed the stock of its former subsidiary, Logix Communications Enterprises, Inc ("Logix"), to certain of the Company's shareholders. Logix' operating results through the date of the spin-off on January 24, 2000, was reported as a loss from discontinued operations in the Company's consolidated financial statements at December 31, 1999. Therefore, beginning in January 2000, the Company no longer included the operating results of Logix in its financial results.

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
                                                                  ========

    The net loss from operations of the wireline segment was classified on the condensed consolidated statement of operations as "Loss from discontinued operations." Summarized results of discontinued operations are as follows:

                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                               JUNE 30, 1999       JUNE 30, 1999
                                             ------------------   ----------------
  Net revenues.............................       $ 28,187            $ 54,979
  Loss before income taxes.................        (22,137)            (41,579)
  Income tax benefit.......................          8,412              15,800
  Loss from discontinued operations........       $(13,725)           $(25,779)

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

5. LONG-TERM DEBT

    The Company's long-term debt consists of the following:

                                               JUNE 30, 2000    DECEMBER 31, 1999
                                               --------------   -----------------
Revolving credit facilities..................  $  993,137,500    $  705,000,000
Dobson/Sygnet Senior Notes...................     200,000,000       200,000,000
DCC 10 7/8% Senior Notes, net of discount....     297,735,000                --
DCC 11 3/4% Senior Notes.....................         340,000       160,000,000
Other notes payable..........................       3,652,199         3,857,335
                                               --------------    --------------
  Total debt.................................   1,494,864,699     1,068,857,335
Less--Current maturities.....................      25,929,854        13,041,731
                                               --------------    --------------
  Total long term debt.......................  $1,468,934,845    $1,055,815,604
                                               ==============    ==============

REVOLVING CREDIT FACILITIES

    The Company's revolving credit facilities consist of the following:

                                                        AMOUNT           INTEREST RATE
                                       MAXIMUM      OUTSTANDING AT   WEIGHTED AVERAGE RATE
CREDIT FACILITY                      AVAILABILITY   JUNE 30, 2000     AT JUNE 30, 2000(1)
---------------                      ------------   --------------   ---------------------
Dobson/Sygnet Credit Facilities....  $388,200,000    $364,200,000              9.7%
DOC LLC Credit Facility............   923,937,500     628,937,500              9.0%

------------------------

(1) Weighted average computation is based on actual interest rates without giving effect to the interest rate hedge discussed below.

    On January 14, 2000, the Company obtained an $800.0 million credit facility and increased it by $125.0 million to $925.0 million on May 1, 2000. The original proceeds from the $800.0 million credit facility were used primarily to:

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

    The increase of $125.0 million was used to fund the acquisition of Texas 9 RSA on May 1, 2000.

    At June 30, 2000, this credit facility included a $300.0 million revolving credit facility and $623.9 million of term loan facilities consisting of a Term A Facility of $350.0 million, a Term B Facility of $149.2 million and an additional Term B Facility of $124.7 million (collectively the "DOC LLC Credit Facility"). All of these loans will mature by 2008.

    This credit facility is structured as a loan to the Company's subsidiary, Dobson Operating Co., L.L.C., the successor by merger to Dobson Cellular Operating Company and Dobson Operating Company, with

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

5. LONG-TERM DEBT (CONTINUED)
guarantees from certain of its subsidiaries and the Company. Advances bear interest, at the Company's option, on a prime rate or LIBOR formula. The Company's obligations under the credit facility are secured by:

    - a pledge of the membership interests in the borrower;

    - stock and partnership interests of certain of the borrower's subsidiaries; and

    - liens on substantially all of the assets of the borrower and the borrower's restricted subsidiaries including FCC licenses, but only to the extent such licenses can be pledged under applicable law.

    The Company is required to amortize the Term A Facility with quarterly principal payments of $5.0 million commencing June 30, 2001, increasing over the term of the loan to quarterly principal payments of $25.0 million. The Company is required to amortize the Term B Facility with quarterly principal payments of $375,000 from March 31, 2000 through December 31, 2006 and with quarterly principal payments of $34.9 million during 2007. The Company is required to amortize the additional $125.0 million portion of the Term B Facility with quarterly principal payments of $312,500 from June 30, 2000, through March 31, 2007 and with quarterly principal payments of $29.1 million from June 30, 2007 through March 31, 2008. In addition, under certain circumstances, the Company is required to make prepayments of proceeds received from significant asset sales, new borrowings and sales of equity, other than this offering, and a portion of excess cash flow. The Company has the right to prepay the credit facility in whole or in part at any time.

    The Company's new credit facility imposes a number of restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness, create liens, make capital expenditures and pay dividends.

    The Company's subsidiary, Sygnet Wireless, Inc., is a party to a credit agreement for an aggregate of $388.2 million, consisting of a $46.0 million revolving credit facility and $342.2 million of term loan facilities (collectively the "Sygnet credit facilities"). Interest on the revolving credit facility and the term loan facilities is based on a prime rate or a LIBOR formula, and has ranged between 8.3% and 9.7% since inception. As of June 30, 2000, the Company had $364.2 million outstanding under the Sygnet credit facilities and the Company had $24.0 million of availability under the Sygnet credit facilities.

    The obligations under the Sygnet credit facilities are secured by a pledge of the capital stock of Dobson/Sygnet's operating subsidiary as well as a lien on substantially all of the assets of Dobson/Sygnet and its operating subsidiary. The Sygnet credit facilities require that Dobson/Sygnet and the Company maintain certain financial ratios. The failure to maintain these ratios would constitute an event of default, notwithstanding Dobson/Sygnet's ability to meet its debt service obligations. The Sygnet credit facilities amortize quarterly beginning on December 31, 2000. The $46.0 million revolving credit facility terminates on September 23, 2006. The $342.2 million term loans terminate on December 23, 2007.

DOBSON/SYGNET SENIOR NOTES

    On December 23, 1998, the Company's subsidiary, Dobson/Sygnet, issued $200 million of 12.25% Senior Notes maturing in 2008 ("Dobson/Sygnet Senior Notes"). The net proceeds were used to finance the Sygnet Acquisition in December 1998 and to purchase $67.7 million of securities pledged to secure payment of the first six semi-annual interest payments on the Dobson/Sygnet Senior Notes, which began on

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

5. LONG-TERM DEBT (CONTINUED)
June 15, 1999. The pledged securities are reflected as restricted cash and investments in the Company's consolidated balance sheets. The Dobson/Sygnet Senior Notes are redeemable at the option of the Company in whole or in part, on or after December 15, 2003, initially at 106.125%. Prior to December 15, 2001, the Company may redeem up to 35% of the principal amount of the Dobson/Sygnet Senior Notes at 112.25% with proceeds from equity offerings, provided that at least $130 million remains outstanding.

SENIOR NOTES

    On June 15, 2000, the Company issued $300 million principal amount of 10 7/8% Senior Notes maturing on July 1, 2010. The Company used $204.0 million of the net proceeds to pay down the DOC LLC credit facility. The company intends to use the balance of the net proceeds for working capital and other general corporate purposes. The Notes are redeemable, at any time. In addition, the Company may redeem up to 35% of the Notes before July 1, 2003 with the net cash proceeds from certain equity offerings.

OTHER NOTES PAYABLE

    Other notes payable represents the amount financed with the United States Government for nine PCS licenses. The Company has entered into a definitive agreement to sell the Company's nine PCS licenses for $1.1 million plus the assumption of these notes payable.

INTEREST RATE HEDGES

    The Company pays interest on its Bank Credit Facilities based on a variable factor, such as LIBOR or prime rate. The Company will from time to time enter into derivative contracts to reduce exposure against rising interest rates.

    The Company has entered into a $135 million derivative contract on the DOC LLC Credit Facility whereby the interest rate on $135 million of the facility ranges from a cap of 8.5% to a floor of 7.0% plus a factor based on DOC LLC's leverage (total rate of approximately 9.7% at June 30, 2000). The agreement expires March, 2002. Additionally, the Company has entered into a $165 million derivative contract on the DOC LLC Credit Facility whereby the interest rate on $165 million of the facility has a cap of 8.5% plus a factor based on DOC LLC's leverage (total rate of approximately 9.0% at June 30, 2000). The agreement expires March 2002. DOC LLC also has an interest rate cap agreement of $160 million that expires in June 2001. Under this agreement the maximum rate the Company will pay on the $160 million of its DOC LLC facility is 7.5% plus a factor based on the Company's leverage (total rate of approximately 9.0% at June 30, 2000).

    The Company has entered into a $110 million interest rate swap agreement under the Sygnet credit facility which caps the interest rate on $110 million of the facility at 5.48% plus a factor based on Dobson/ Sygnet's leverage (total rate of approximately 8.8% at June 30, 2000). The agreement expires in March 2001.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

6. STOCKHOLDERS' EQUITY:

    The Company issued preferred stock dividends of $92.0 million for the six months ended June 30, 2000 consisting of approximately $31.6 million of dividends on its 12.25% and 13% Senior Exchangeable Preferred Stock through the issuance of additional shares of such Preferred Stock and $60.4 million of dividends on their previous Class D and Class E shares of Preferred Stock.

    As of June 30, 2000, the Company's authorized and outstanding capital stock is as follows:

                                                                     PAR VALUE                       LIQUIDATION
                                         # OF SHARES   # OF SHARES      PER                          PREFERENCE      REDEMPTION
CLASS                       TYPE         AUTHORIZED      ISSUED        SHARE         DIVIDENDS        PER SHARE         DATE
-----                  ---------------   -----------   -----------   ---------   -----------------   -----------   ---------------
Class A..............     Common Stock   175,000,000   27,821,700      $.001        As declared          --              --
Class B..............     Common Stock   70,000,000    65,311,716      $.001        As declared          --              --
Class C..............     Common Stock        4,226            --      $.001        As declared          --              --
Class D..............     Common Stock       33,000         3,937      $.001        As declared          --              --
                                         -----------   ----------
                                         245,037,226   93,137,353
                                         -----------   ----------
Senior Exchangeable..  Preferred Stock      734,000       305,789      $1.00     12.25% Cumulative     $1,000       Jan. 15, 2008
Senior Exchangeable..  Preferred Stock      500,000       193,336      $1.00      13% Cumulative       $1,000        May 1, 2009
Class E..............  Preferred Stock       40,000            --      $1.00      15% Cumulative      $1,131.92    After Dec. 23,
                                                                                                                        2010
Other................  Preferred Stock    4,726,000            --      $1.00            --               --              --
                                         -----------   ----------
                                          6,000,000       499,125
                                         -----------   ----------

                          OTHER
                        FEATURES,
                         RIGHTS,
                       PREFERENCES
                           AND
CLASS                    POWERS
-----                  -----------
Class A..............    Voting
Class B..............    Voting
Class C..............    Voting
Class D..............    Voting
Senior Exchangeable..  Non-voting
Senior Exchangeable..  Non-voting
Class E..............  Non-voting
Other................      --

    Each share of the Company's Class D common stock is convertible into 111.44 shares of Class A common stock at the option of the holder. Due to this conversion feature, the Company's calculation of its weighted average common shares outstanding is performed on an as converted basis, as discussed in
Note 8 below.

    The Company adopted the 2000 stock incentive plan on January 10, 2000. The maximum number of shares for which the Company may grant options under the plan is 4,000,000 shares of post recapitalization Class A common stock, subject to adjustment in the event of any stock dividend, stock split, recapitalization, reorganization or certain defined change of control events. On May 10, 2000, the Company granted options to purchase approximately 2,260,000 shares of common stock under this 2000 stock incentive plan. Shares subject to previously expired, cancelled, forfeited or terminated options become available again for grants of options. The shares that the Company will issue under the plan will be newly issued shares.

7. RESTRICTED CASH AND INVESTMENTS

    Restricted cash and investments consist of interest pledge deposits for the Dobson/Sygnet Senior Notes. The Dobson/Sygnet Senior Notes interest pledge deposit of approximately $35.4 million includes the initial deposit of $67.7 million, net of interest earned and payments issued to bondholders. Amortization expense of $288,310 and $431,358 was recorded for the six months ended June 30, 2000 and 1999, respectively, for bond premiums recorded with the purchase of the restricted investments.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

8. EARNINGS PER COMMON SHARE

    The Company's Class D common stock is convertible into 111.44 shares of Class A common stock at the option of the holder. Due to this conversion feature, basic loss per common share is computed by the weighted average number of shares of common stock outstanding on an as converted basis for the period described. Diluted net loss per common share has been omitted because the impact of stock options and convertible preferred stock on the Company's net loss per common share is anti-dilutive.

9. RECENT PRONOUNCEMENTS

    In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Derivatives and Hedging ("SFAS 133"). SFAS 133 establishes uniform hedge accounting criteria for all derivatives requiring companies to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Under SFAS 133, derivatives will be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value recognized as a component of comprehensive income or in current earnings. SFAS 133, as amended by SFAS 137, Derivatives and Hedging-Deferral of the Effective Date of FASB Statement
No. 133, will be effective for fiscal years beginning after June 15, 2000. In addition, SFAS 138, was issued in June 2000 as an amendment to SFAS 133 and addresses issues causing implementation difficulties. Under SFAS 133, the Company would record an asset of $1.4 million relating to its interest rate hedge valuation at June 30, 2000. The Company has not determined the timing or method of adoption of SFAS 133.

10. COMMITMENTS

    Effective December 6, 1995 (as amended through June 30, 2000), the Company entered into an equipment supply agreement in which the Company agreed to purchase approximately $215.0 million of cell site and switching equipment between June 24, 1997 and December 31, 2002 to update the cellular systems for newly acquired and existing MSAs and RSAs. Of this commitment, approximately $112.7 million remained at June 30, 2000.

    The Company entered into an additional equipment supply agreement with a second vendor on January 13, 1998 (as amended through April 13, 2000). The Company agreed to purchase approximately $131.0 million of cell site and switching equipment between January 13, 1998 and January 12, 2002 to update the cellular systems for newly acquired and existing MSAs and RSAs. Of this commitment, $60.7 million remained at June 30, 2000.

11. RECLASSIFICATIONS

    Certain items have been reclassified in the 1999 consolidated financial statements to conform to the current presentation.

12. SUBSEQUENT EVENT

    On July 27, 2000, the Company entered into a definitive agreement to acquire the FCC cellular license and certain assets related to the Georgia 1 RSA for approximately $65.0 million, subject to adjustment. Approximately 30 percent of the purchase price will be paid in Dobson common stock, with the remainder paid in cash. Completion of the transaction is subject to customary closing conditions and approvals by regulatory agencies. The Company expects to complete the acquisition by the end of the year. Georgia 1 covers eight counties in north and central Georgia, and covers an estimated population base of approximately 237,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We provide rural and suburban cellular telephone services. We began providing cellular telephone service in 1990 in Oklahoma and the Texas Panhandle. We have expanded our cellular operations rapidly since then, primarily through acquisitions. As of June 30, 2000, our cellular systems covered a total population of approximately 6.6 million and we had 556,700 subscribers.

    On February 25, 2000, our equally-owned joint venture with AT&T Wireless acquired American Cellular for approximately $2.5 billion, including fees and expenses. As of June 30, 2000, American Cellular's systems covered a total population of approximately 4.9 million and had 488,500 subscribers, primarily in rural areas of the midwestern and eastern United States. We account for our interest in the American Cellular joint venture using the equity method of accounting. On May 30, 2000, we entered into an agreement with AT&T Wireless, Inc. to expand the operations of the joint venture into northeastern Oklahoma and several adjacent counties in Kansas. Under this agreement AT&T will contribute PCS licenses to the joint venture, and we will contribute
$16.4 million in cash.

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

    Roaming revenues are revenues we derive from providing service to subscribers of other wireless providers when those subscribers "roam" into our markets and use our systems to carry their calls. Roaming accounted for 43.2%, 39.5%, 42.4%, and 38.1% of our operating revenue for the three months ended June 30, 2000 and 1999 and the six months ended June 30, 2000 and 1999, respectively. Roaming revenues typically yield higher average per minute rates and higher margins than revenues from our subscribers. We achieve these higher margins because we incur immaterial incremental costs related to equipment, customer service or collections to earn roaming revenues.

    Our overall cellular penetration rates increased for the six-month period ended June 30, 2000 compared to the same period in 1999 due to the incremental penetration gains in existing markets. We believe that as our cellular penetration rates increase, the increase in new subscriber revenue will exceed the loss of revenue attributable to the customer churn rate.

    We include any toll, or long-distance, revenues related to our cellular and roaming services in service revenues and roaming revenues. Our roaming yield (roaming service revenues, which include airtime, toll charges and surcharges, divided by roaming minutes of use) was $.43, $.49, $.43, and $.53 per minute for the three months ended June 30, 2000 and 1999 and the six months ended June 30, 2000 and 1999, respectively. Despite the decline in our roaming yield, we have seen overall roaming revenues grow due to growth in roaming minutes of use.

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

    THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30,
     1999

    OPERATING REVENUE. For the three months ended June 30, 2000, total operating revenue increased $39.7 million, or 44.5%, to $128.7 million from $89.0 million for the comparable period in 1999. Total service, roaming and equipment sales and other revenue represented 51.9%, 43.2% and 4.9%, respectively, of total operating revenue during the three months ended June 30, 2000 and 57.4%, 39.5% and 3.1%, respectively, of total operating revenue during the three months ended June 30, 1999.

    The following table sets forth the components of our operating revenue for the periods indicated:

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                           -------------------
                                                             2000       1999
                                                           --------   --------
                                                            ($ IN THOUSANDS)
Service revenue..........................................  $ 66,846   $51,097
Roaming revenue..........................................    55,527    35,208
Equipment sales and other................................     6,297     2,738
                                                           --------   -------
  Total..................................................  $128,670   $89,043
                                                           ========   =======

    Service revenue increased $15.7 million, or 30.8%, to $66.8 million in the three months ended June 30, 2000 from $51.1 million in the same period of 1999. In the second quarter of 2000, service revenue of $9.3 million was attributable to markets acquired since June 30, 1999. The remaining increase of $6.4 million was primarily attributable to increased penetration and usage in the existing company markets. Our subscriber base increased 38.6% to 556,700 at June 30, 2000 from 401,700 at June 30, 1999. At June 30, 2000, the subscriber base for markets we acquired since June 30, 1999 totaled approximately 70,100. Our average monthly service revenue per subscriber decreased 6.8% to $41 for the three months ended June 30, 2000 from $44 for the comparable period in 1999 due to the addition of new lower rate subscribers and competitive market pressures.

    Roaming revenue increased $20.3 million, or 57.7%, to $55.5 million in the three months ended June 30, 2000 from $35.2 million for the comparable period of 1999. In the second quarter of 2000, roaming revenue of $10.8 million was attributable to markets acquired since June 30, 1999. The remaining increase of $9.5 million was primarily attributable to increased roaming minutes in our existing markets due to expanded coverage areas and increased usage in these markets.

    Equipment sales and other revenue of $6.3 million in the three months ended June 30, 2000 represented an increase of $3.6 million, or 130.0%, from $2.7 million in the same period of 1999, as we sold more equipment during the three months ended June 30, 2000 as a result of growth in subscribers.

    COST OF SERVICE. For the three months ended June 30, 2000, the total cost of service increased $7.5 million, or 34.8% to $29.2 million from $21.7 million for the comparable period in 1999. This increase was primarily attributable to the increased number of subscribers. As a percentage of service and roaming revenue, cost of cellular service decreased to 23.9% for the three months ended June 30, 2000 from 25.1% for the same period in 1999. This decrease was primarily a result of a reduction in rates charged by third-party cellular providers for providing service to the our subscribers.

    COST OF EQUIPMENT. For the three months ended June 30, 2000, cost of equipment increased $5.2 million, or 85.9% to $11.2 million during 2000 from $6.0 million in the same period of 1999, primarily from increases in the volume of equipment sold due to the growth in subscribers.

    MARKETING AND SELLING COSTS.  Marketing and selling costs increased
$5.5 million, or 47.7%, to $17.0 million for the three month period ended
June 30, 2000 from $11.5 million in the comparable period of 1999. This was primarily a result of an increase in gross subscriber adds. The number of gross subscribers added in the second quarter of 2000 was approximately 51,500. The number of gross subscribers added in the second quarter 1999 was approximately 40,600.

    GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs increased $4.6 million, or 34.9%, to $17.9 million for the three month period ended June 30, 2000 from $13.3 million for the same period in 1999. This increase year over year is a result of increased infrastructure costs such as customer service, billing, collections and administrative costs as a result of our overall growth. However, our average monthly general and administrative costs per subscriber remained constant at $11 for the three months ended
June 30, 2000 and 1999.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the three months ended June 30, 2000, depreciation and amortization expense increased $8.7 million, or 25.5% to $42.9 million from $34.2 million in the same period of 1999. The increase is a result of depreciation and amortization on assets that were acquired during the second half of 1999 and the first six months of 2000.

    INTEREST EXPENSE. For the three months ended June 30, 2000, interest expense increased $7.7 million, or 28.6%, to $34.9 million from $27.2 million in the same period of 1999. The increase was primarily a result of increased borrowings to finance our acquisitions.

    OTHER INCOME (EXPENSE), NET. For the three months ended June 30, 2000, our other income increased $1.8 million, or 616.3%, to $2.1 million from $0.3 million for the comparable 1999 period. The increase was primarily the result of an increase in interest income that we earned on excess proceeds from our initial public offering.

    MINORITY INTERESTS IN INCOME OF SUBSIDIARIES. For the three months ended June 30, 2000, our minority interests in income of subsidiaries increased $0.3 million or 33.7% to $1.2 million from $0.9 million in the same period of 1999. This was a result of the increased income earned from subsidiaries in established markets in which we do not own a 100% interest.

    LOSS FROM INVESTMENT IN JOINT VENTURE. For the three months ended June 30, 2000, we incurred a loss, net of income tax benefits, from our American Cellular joint venture totaling $12.1 million. This loss represents our fifty-percent ownership in American Cellular for the quarter ended June 30, 2000.

    LOSS FROM DISCONTINUED OPERATIONS. For the three months ended June 30, 1999, our loss, net of income tax benefits, from discontinued operations totaled $13.7 million. As previously discussed, we distributed the capital stock of Logix to our current stockholders on January 24, 2000, and will no longer include Logix' financial results in our consolidated operations.

    NET LOSS. For the three months ended June 30, 2000, our net loss was $26.7 million. Our net loss decreased $2.8 million, or 9.3%, from $29.5 million in the three months ended June 30, 1999. The decrease in our net loss is primarily attributable to our increase in operating income and the spin off of our discontinued operations offset by the loss from investment in our joint venture and our increase in interest expense resulting from our 1999 and 2000 business acquisitions and financings.

    DIVIDENDS ON PREFERRED STOCK. For the three months ended June 30, 2000, our dividends on preferred stock decreased $1.2 million, or 6.7%, to $16.6 million from $17.8 million for the comparable 1999 period.

    SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

    OPERATING REVENUE. For the six months ended June 30, 2000, total operating revenue increased $67.7 million, or 40.7%, to $234.0 million from $166.3 million for the comparable period in 1999. Total service, roaming and equipment sales and other revenue represented 52.6%, 42.5% and 4.9%, respectively, of total operating revenue during the six months ended June 30, 2000 and 58.3%, 38.1% and 3.6%, respectively, of total operating revenue during the six months ended June 30, 1999.

    The following table sets forth the components of our operating revenue for the periods indicated:

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                           ($ IN THOUSANDS)
Service revenue.........................................  $123,172   $ 96,966
Roaming revenue.........................................    99,325     63,305
Equipment sales and other...............................    11,525      6,018
                                                          --------   --------
    Total...............................................  $234,022   $166,289
                                                          ========   ========

    Service revenue increased $26.2 million, or 27.0%, to $123.2 million in the six months ended June 30, 2000 from $97.0 million in the same period of 1999. In the six months ended June 30, 2000, service revenue of $14.2 million was attributable to markets acquired since June 30, 1999. The remaining increase of $12.0 million was primarily attributable to increased penetration and usage in the existing company markets. Our subscriber base increased 38.6% to approximately 556,700 at June 30, 2000 from approximately 401,700 at June 30, 1999. At June 30, 2000, the subscriber base for markets we acquired since
June 30, 1999 totaled approximately 70,100. Our average monthly service revenue per subscriber decreased 7.0% to $40 for the six months ended June 30, 2000 from $43 for the comparable period in 1999 due to the addition of new lower rate subscribers and competitive market pressures.

    Roaming revenue increased $36.0 million, or 56.9%, to $99.3 million in the six months ended June 30, 2000 from $63.3 million for the comparable period of 1999. In the six months ended June 30 2000, roaming revenue of $18.2 million was attributable to markets acquired since June 30, 1999. The remaining
$17.8 million was primarily attributable to increased roaming minutes in our existing markets due to expanded coverage areas and increased usage in these markets.

    Equipment sales and other revenue of $11.5 million in the six months ended June 30, 2000 represented an increase of $5.5 million, or 91.5%, from $6.0 million in the same period of 1999, as we sold more equipment during the six months ended June 30, 2000 as a result of growth in subscribers.

    COST OF SERVICE. For the six months ended June 30, 2000, the total cost of service increased $10.2 million, or 24.3% to $52.2 million from $42.0 million for the comparable period in 1999. This increase was primarily attributable to the increased number of subscribers. As a percentage of service and roaming revenue, cost of cellular service decreased to 23.5% for the six months ended June 30, 2000 from 26.2% for the same period in 1999. This decrease was primarily a result of a reduction in rates charged by third-party cellular providers for providing service to our subscribers.

    COST OF EQUIPMENT. For the six months ended June 30, 2000, cost of equipment increased $10.7 million, or 90.2% to $22.6 million during 2000 from $11.9 million in the same period of 1999, primarily from increases in the volume of equipment sold due to the growth in subscribers.

    MARKETING AND SELLING COSTS.  Marketing and selling costs increased
$11.9 million, or 54.9%, to $33.6 million for the six month period ended
June 30, 2000 from $21.7 million in the comparable period of 1999. This was primarily a result of an increase in gross subscriber additions. The number of gross subscribers added in the six months ended June 30, 2000 was 109,500. The number of gross subscribers added in the six months ended June 30, 1999 was 75,700.

    GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs increased $7.8 million, or 30.1%, to $33.9 million for the six month period ended June 30, 2000 from $26.1 million for the same period in 1999. This increase year over year is a result of increased infrastructure costs such as customer service, billing, collections and administrative costs as a result of our overall growth. However, our average monthly general and administrative costs per subscriber remained constant at $11 for the six months ended June 30, 2000 and 1999. The decrease in general and administrative costs per subscriber is a result of efficiencies gained from the integration of acquired companies.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the six months ended June 30, 2000, depreciation and amortization expense increased $8.2 million, or 11.7% to $78.1 million from $69.9 million in the same period of 1999. This increase is a result of depreciation and amortization on assets that were acquired during 2000.

    INTEREST EXPENSE. For the six months ended June 30, 2000, interest expense increased $10.6 million, or 19.1%, to $66.1 million from $55.5 million in the same period of 1999. The increase was primarily a result of increased borrowings to finance our acquisitions.

    OTHER INCOME (EXPENSE), NET. For the six months ended June 30, 2000, our other income increased $3.1 million, or 161.7%, to $5.0 million from $1.9 million for the comparable 1999 period. The increase was primarily the result of an increase in interest income that we earned on excess proceeds from our initial public offering.

    MINORITY INTERESTS IN INCOME OF SUBSIDIARIES. For the six months ended June 30, 2000, our minority interests in income of subsidiaries increased $0.8 million or 55.2% to $2.3 million from $1.5 million in the same period of 1999. This was a result of the increased income earned from subsidiaries in which we do not own a 100% interest.

    LOSS FROM INVESTMENT IN JOINT VENTURE. For the six months ended June 30, 2000, we incurred a loss, net of income tax benefits, from our American Cellular joint venture totaling $18.0 million. This loss represents our fifty- percent ownership in American Cellular for the period from acquisition (February 25, 2000) to June 30, 2000.

    LOSS FROM DISCONTINUED OPERATIONS. For the six months ended June 30, 1999, our loss, net of income tax benefits, from discontinued operations totaled $25.8 million. As previously discussed, we distributed the capital stock of Logix to our current stockholders on January 24, 2000, and will no longer include Logix' financial results in our consolidated operations.

    EXTRAORDINARY ITEM. For the six months ended June 30, 2000, we incurred an extraordinary loss of $20.4 million, net of income tax benefits. This loss was a result of a tender premium paid on the early redemption of the Company's 11.75% Senior Notes and the writing off of previously capitalized financing costs associated with the 11.75% Senior Notes and the previous DOC and DCOC credit facilities which were refinanced in January 2000.

    NET LOSS. For the six months ended June 30, 2000, our net loss was $69.3 million. Our net loss increased $6.1 million, or 9.5%, from $63.2 million in the three months ended June 30, 1999. The increase in our net loss is primarily attributable to our loss from investment in our joint venture, our extraordinary item and our increase in interest expense resulting from our 1999 and 2000 business acquisitions and financings.

    DIVIDENDS ON PREFERRED STOCK. For the six months ended June 30, 2000, our dividends on preferred stock increased $60.1 million, or 188.6%, to $92.0 million from $31.9 million for the comparable 1999 period. This increase was primarily the result of a $60.4 million dividend recognized upon the conversion of our Class D Preferred Stock into Class E Preferred Stock and old Class A Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

    We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our cellular systems and those we may acquire. We have financed our operations through cash flows from operating activities, bank debt and the sale of debt and equity securities.

NET CASH FLOW

    At June 30, 2000, we had working capital of $153.7 million (a ratio of current assets to current liabilities of 2.2:1) and an unrestricted cash balance of $170.3 million, which compares to a working capital deficit of $(19.2) million (a ratio of current assets to current liabilities of .8:1) and an unrestricted cash balance of $4.3 million at December 31, 1999.

    Our net cash provided by operating activities totaled $26.3 million for the six month period ended June 30, 2000, while the net cash provided by operating activities totaled $2.6 million for the same period of 1999. The increase of $23.7 million was primarily due to the loss from our investment in joint venture and the change in current assets and liabilities.

    Our net cash used in investing activities totaled $(738.5) million and $(66.6) million for the six months ended June 30, 2000 and 1999, respectively. The increase of $671.9 million was primarily due to additional acquisitions during 2000, including our investment in American Cellular. Acquisitions, including our investment in American Cellular, and their related costs accounted for $675.5 million and $27.3 million and capital expenditures were $61.9 million and $31.2 million for the six month periods ended June 30, 2000 and 1999, respectively.

    Net cash provided by financing activities was $878.2 million the six month period ended June 30, 2000 compared to $44.6 million for the same period of 1999. Financing activity sources for the six months ended June 30, 2000 consisted primarily of net proceeds from the initial public offering of our common stock and bank facilities.

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

CAPITAL RESOURCES

    On January 14, 2000, we obtained an $800.0 million credit facility and increased it by $125.0 million to $925.0 million on May 1, 2000. The original proceeds from the $800.0 million credit facility were used primarily to:

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

    The increase of $125.0 million was used to fund the acquisition of Texas 9 RSA on May 1, 2000.

    At June 30, 2000, this credit facility included a $300.0 million revolving credit facility and $623.9 million of term loan facilities consisting of a Term A Facility of $350.0 million, a Term B Facility of $149.2 million and an additional Term B Facility of $124.7 million. All of these loans will mature by 2008.

    This credit facility is structured as a loan to our subsidiary, Dobson Operating Co., L.L.C., the successor by merger to Dobson Cellular Operating Company and Dobson Operating Company, with guarantees from certain of its subsidiaries and us. Advances bear interest, at our option, on a prime rate or LIBOR formula. The weighted average interest rate was 9.02% as of June 30, 2000. Our obligations under the credit facility are secured by:

    - a pledge of the membership interests in the borrower;

    - stock and partnership interests of certain of the borrower's subsidiaries; and

    - liens on substantially all of the assets of the borrower and the borrower's restricted subsidiaries including FCC licenses, but only to the extent such licenses can be pledged under applicable law.

    We are required to amortize the Term A Facility with quarterly principal payments of $5.0 million commencing June 30, 2001, increasing over the term of the loan to quarterly principal payments of $25.0 million. We are required to amortize the Term B Facility with quarterly principal payments of $375,000 from March 31, 2000 through December 31, 2006 and with quarterly principal payments of $34.9 million during 2007. The company is required to amortize the additional $125.0 million portion of the Term B Facility with quarterly principal payments of $312,500 from June 30, 2000, through March 31, 2007 and with quarterly principal amounts of $29.1 million from June 30, 2007 through March 31, 2008. In addition, under certain circumstances, we are required to make prepayments of proceeds received from significant asset sales, new borrowings and sales of equity, other than this offering, and a portion of excess cash flow. We have the right to prepay the credit facility in whole or in part at any time. As of June 30, 2000, we had $628.9 million outstanding under the credit facility.

    Our new credit facility imposes a number of restrictive covenants that, among other things, limit our ability to incur additional indebtedness, create liens, make capital expenditures and pay dividends.

    Our subsidiary, Sygnet Wireless, Inc., is a party to a credit agreement for an aggregate of $388.2 million, consisting of a $46.0 million revolving credit facility and $342.2 million of term loan facilities. Interest on the revolving credit facility and the term loan facilities is based on a prime rate or a LIBOR formula, and has ranged between 8.3% and 9.7% since inception. As of June 30, 2000, we had $364.2 million outstanding under the Sygnet credit facilities and we had $24.0 million of availability under the Sygnet credit facilities.

    The obligations under the Sygnet credit facilities are secured by a pledge of the capital stock of Dobson/Sygnet's operating subsidiary as well as a lien on substantially all of the assets of Dobson/Sygnet and its operating subsidiary. The Sygnet credit facilities require that Dobson/Sygnet and we maintain certain financial ratios. The failure to maintain these ratios would constitute an event of default, notwithstanding Dobson/Sygnet's ability to meet its debt service obligations. The Sygnet credit facilities amortize quarterly beginning on December 31, 2000. The $46.0 million revolving credit facility terminates on September 23, 2006. The $342.2 million term loans terminate on December 23, 2007. The weighted average interest rate on the Dobson/Sygnet credit facilities was 9.7% as of June 30, 2000.

    Dobson/Sygnet has outstanding $200.0 million aggregate principal amount of senior notes that mature in 2008. The Dobson/Sygnet notes bear interest at an annual rate of 12.25%, payable semi-annually on each June 15 and December 15, beginning June 15, 1999. The Dobson/Sygnet note indenture contains restrictive covenants that, among other things, limit our ability and that of Dobson/Sygnet's subsidiaries to incur additional indebtedness, create liens, pay dividends or make distributions in respect of their capital stock, make investments or certain other restricted payments, sell assets, redeem capital stock, issue or sell stock of restricted subsidiaries, enter into transactions with stockholders or affiliates or effect a consolidation or merger. Of the net proceeds from the sale of these notes, we used $67.7 million, to purchase securities we have pledged to secure the first six semi-annual interest payments on the notes. The restricted cash and investments balance at June 30, 2000, relating to these purchased securities was $35.4 million.

    On January 14, 2000, we repurchased $159.7 million of our outstanding $160.0 million aggregate principal amount of senior notes which mature in April 2007 and accrued interest at an annual rate of 11.75%, payable semi-annually on each April 15 and October 15. We repurchased our outstanding senior notes with funds available under our new credit facility described above.

    On June 22, 2000, we completed the private placement for the $300.0 million principle amount of 10 7/8% Senior Notes due 2010. The offering resulted in net proceeds totaling $290.2 million. We used $207.0 million of the proceeds to repay indebtedness under the revolving credit facility of our subsidiary,

Dobson Operating Co. LLC, and will use the remaining balance for working capital and other general corporate purposes.

    As of June 30, 2000, we have issued and outstanding 12.25% senior preferred stock and 13% senior preferred stock with aggregate liquidation values of $313.8 million and $197.6 million, respectively, including accrued stock dividends. Each of the certificates of designation for our senior preferred stock contains several restrictive covenants, which may limit our ability to issue indebtedness in the future.

CAPITAL COMMITMENTS

    Our capital expenditures (excluding cost of acquisitions and discontinued operations) were $61.9 million for the six months ended June 30, 2000 and we expect our capital expenditures to be approximately $100.0 million for all of 2000. We have not budgeted any amounts to be expended in 2000 with respect to the systems, which may be acquired in acquisitions, or our PCS system. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our cellular systems and whether we consummate additional acquisitions.

    We have agreed to purchase approximately $215.0 million of cell site and switching equipment from Nortel Networks Corp. prior to November 2001. Of this commitment, approximately $112.7 million remained outstanding at June 30, 2000. Under another equipment supply agreement, we agreed to purchase approximately $131.0 million of cell site and switching equipment from Lucent
Technologies Inc. by January 13, 2002. Of this commitment, $60.7 million remained outstanding at June 30, 2000. Purchases made under these commitments will be financed using funds available under our credit facilities. We expect to fulfill our purchase commitments under both of these agreements with purchases budgeted for 2000 and 2001.

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

EFFECT OF NEW ACCOUNTING STANDARDS

    In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Derivatives and Hedging ("SFAS 133"). SFAS 133 establishes uniform hedge accounting criteria for all derivatives requiring companies to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Under SFAS 133, derivatives will be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value recognized in current earnings.
SFAS 133, as amended by SFAS 137, Derivatives and Hedging--Deferral of the Effective Date of FASB Statement No. 133, will be effective for fiscal years beginning after June 15, 2000. In addition, SFAS 138, was issued in June 2000 as an amendment to SFAS 133 and addresses issues causing implementation difficulties. Under SFAS 133, we would record an asset of $1.4 million relating to its interest rate hedge valuation at June 30, 2000. We have not determined the timing or method of adoption of SFAS 133.

FORWARD-LOOKING STATEMENTS

    The description of our plans set forth herein, including planned capital expenditures and acquisitions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. Important factors that could cause actual capital expenditures, acquisition activity or our performance to differ materially from the plans include, without limitation, our ability to satisfy the financial covenants of our outstanding debt and preferred stock instruments and to raise additional capital; our ability to manage our rapid growth successfully and to compete effectively in our cellular business against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than ours; and adverse regulatory changes. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in our business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. The counterparty is a major financial institution. As of June 30, 2000, we had interest rate protection under various derivative contracts totaling $460.0 million on our $925.0 million DOC LLC credit facility. The terms of these agreements expire from June 2001 to March 2002. In addition, we had an interest rate hedge on $110.0 million of our outstanding indebtedness under the Sygnet credit facilities. Increases in interest expense related to the interest rate hedge for the six months ended June 30, 2000 and 1999 were reflected in income and were immaterial.

    The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Based on our market risk sensitive instruments outstanding at June 30, 2000, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

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

    Not applicable

ITEM 5. OTHER INFORMATION

    Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    The following exhibits are filed as a part of this report:

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
        27              Financial Data Schedule--Six months Ended June 30, 2000
        99.1            Press Release issued July 31, 2000 regarding the acquisition of a cellular property in northern Georgia.

    (b) Reports on Form 8-K

    The Company filed a Current Report on From 8-K on April 4, 2000, which reported the declaration on an in-kind dividend on its outstanding 12 1/4% Preferred Stock under "Item 5. Other Events." In addition, it announced that Craig T. Sheets Executive Vice President and Chief Operating Officer left the company to become the Chief Financial Officer for Logix Communications Enterprises, Inc., a former subsidiary of Dobson.

    The Company filed a Current Report on Form 8-K on April 14, 2000, which reported the declaration of an in-kind dividend on its outstanding 13% Senior Exchangeable Preferred Stock under "Item 5. Other Events."

    The Company filed a Current Report on Form 8-K on May 3, 2000, which reported the acquisition of Texas 9 Rural Service Area (RSA) under "Item 5. Other Events."

    The Company filed a Current Report on Form 8-K on June 14, 2000, which reported the intent to raise $250.0 million through the issuance and sale of senior notes. In addition, it reported the intent to purchase cellular licenses and related assets for Oklahoma 6 Rural Service Area under "Item 5. Other Events."

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2000                                         DOBSON COMMUNICATIONS CORPORATION
                                                                        (registrant)

                                                                   /s/ Everett R. Dobson
                                                       ---------------------------------------------
                                                                     Everett R. Dobson
                                                            CHAIRMAN OF THE BOARD, PRESIDENT AND
                                                                  CHIEF EXECUTIVE OFFICER

Date: August 2, 2000                                              /s/ Bruce R. Knooihuizen
                                                       ---------------------------------------------
                                                                    Bruce R. Knooihuizen
                                                         VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                                               (PRINCIPAL FINANCIAL OFFICER)