Form 10-Q
period 2000-09-30
DOBSON COMMUNICATIONS CORP
filed 2000-11-14
CIK 1035985

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

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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
  (State or other jurisdiction of            (I.R.S. Employer Identification No.)
   incorporation or organization)

   13439 NORTH BROADWAY EXTENSION                            73114
             SUITE 200                                    (Zip Code)
      OKLAHOMA CITY, OKLAHOMA
  (Address of principal executive
              offices)

                                 (405) 529-8500
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of October 31, 2000, there were 27,953,597 shares of the registrant's $.001 par value Class A Common Stock outstanding; 65,311,716 shares of the registrant's $.001 par value Class B Common Stock outstanding; and 4,832 shares of the registrant's $.001 par value Class D Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                                        PAGE
                                                                                      --------
                                PART I. FINANCIAL INFORMATION
Item 1.                 Condensed Consolidated Financial Statements (Unaudited):
                        Condensed Consolidated Balance Sheets as of September 30,
                          2000 and December 31, 1999................................      3
                        Condensed Consolidated Statements of Operations for the
                          Three and Nine Months Ended September 30, 2000 and 1999...      4
                        Condensed Consolidated Statements of Stockholders' Equity
                          for the Nine Months Ended September 30, 2000..............      5
                        Condensed Consolidated Statements of Cash Flows for the Nine
                          Months Ended September 30, 2000 and 1999..................      6
                        Notes to Condensed Consolidated Financial Statements........      7
Item 2.                 Management's Discussion and Analysis of Financial Condition      18
                        and Results of Operations...................................
Item 3.                 Quantitative and Qualitative Disclosure about Market Risk...     28
                                  PART II. OTHER INFORMATION
Item 1.                 Legal Proceedings...........................................     29
Item 2.                 Changes in Securities and Use of Proceeds...................     29
Item 3.                 Defaults Upon Senior Securities.............................     29
Item 4.                 Submission of Matters to a Vote of Security Holders.........     29
Item 5.                 Other Information...........................................     29
Item 6.                 Exhibits and Reports on Form 8-K............................     29

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                   2000             1999
                                                              --------------   --------------
                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  148,815,950   $    4,251,104
  Restricted cash and investments...........................      24,735,000       22,919,339
  Accounts receivable, net..................................      84,034,479       52,355,414
  Other current assets......................................      21,841,366       12,636,268
                                                              --------------   --------------
    Total current assets....................................     279,426,795       92,162,125
                                                              --------------   --------------
PROPERTY, PLANT AND EQUIPMENT, net..........................     297,247,205      208,567,577
                                                              --------------   --------------
OTHER ASSETS:
  Receivables--affiliates...................................      16,243,809        8,257,403
  Restricted investments....................................      13,201,521       26,426,470
  Cellular license acquisition costs, net...................   1,450,438,141    1,199,810,779
  Deferred costs, net.......................................      79,585,517       67,492,378
  Other intangibles, net....................................      52,002,145       45,421,402
  Investment in joint venture...............................     352,063,457               --
  Other.....................................................       7,515,186        6,945,915
                                                              --------------   --------------
    Total other assets......................................   1,971,049,776    1,354,354,347
                                                              --------------   --------------
      Total assets..........................................  $2,547,723,776   $1,655,084,049
                                                              ==============   ==============

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable..........................................  $   81,793,168   $   51,769,089
  Accrued expenses..........................................      33,294,020       14,419,170
  Deferred revenue and customer deposits....................      11,957,117        7,442,585
  Current portion of long-term debt.........................      34,249,070       13,041,731
  Accrued dividends payable.................................      12,548,155       24,672,246
                                                              --------------   --------------
    Total current liabilities...............................     173,841,530      111,344,821
                                                              --------------   --------------
NET LIABILITIES OF DISCONTINUED OPERATIONS..................              --       73,523,680
LONG-TERM DEBT, net of current portion......................   1,513,941,061    1,055,815,604
DEFERRED CREDITS............................................     169,410,948      207,991,241
MINORITY INTERESTS..........................................      21,577,953       19,516,881
SENIOR EXCHANGEABLE PREFERRED STOCK, net....................     502,975,398      455,721,875
CLASS D CONVERTIBLE PREFERRED STOCK.........................              --       85,000,000
STOCKHOLDERS' EQUITY (DEFICIT):
  Class A Preferred Stock...................................              --          314,286
  Class A Common Stock, $.001 par value 175,000,000 and
    160,250,720 shares authorized and 27,953,597 and
    63,872,059 shares issued at September 30, 2000 and
    December 31, 1999, respectively.........................          27,954           63,872
  Class B Common Stock, $.001 par value 70,000,000 shares
    authorized and 65,311,716 shares issued at September 30,
    2000....................................................          65,312               --
  Class D Common Stock, $.001 par value 33,000 shares
    authorized and 4,832 shares issued at September 30,
    2000....................................................               5               --
  Paid-in capital...........................................     613,985,570       18,234,773
  Retained deficit..........................................    (448,101,955)    (316,317,323)
                                                              --------------   --------------
                                                                 165,976,886     (297,704,392)
Less--
Class A Common Stock held in treasury (9,048,705 shares), at
  cost......................................................              --      (56,125,661)
                                                              --------------   --------------
    Total stockholders' equity (deficit)....................     165,976,886     (353,830,053)
                                                              --------------   --------------
      Total liabilities and stockholders' equity............  $2,547,723,776   $1,655,084,049
                                                              ==============   ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                     THREE MONTHS                    NINE MONTHS
                                                                  ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                              ---------------------------   -----------------------------
                                                                  2000           1999           2000            1999
                                                              ------------   ------------   -------------   -------------
OPERATING REVENUES:
  Service revenue...........................................  $ 72,839,321   $ 53,066,232   $ 196,011,509   $ 150,032,420
  Roaming revenue...........................................    64,473,748     43,990,647     163,798,400     107,295,804
  Equipment revenue and other...............................     6,424,671      3,934,234      17,950,047       9,952,331
                                                              ------------   ------------   -------------   -------------
    Total operating revenues................................   143,737,740    100,991,113     377,759,956     267,280,555
                                                              ------------   ------------   -------------   -------------
OPERATING EXPENSES:
  Cost of service...........................................    35,927,716     25,875,970      88,156,815      67,903,162
  Cost of equipment.........................................    11,283,954      6,702,972      33,838,918      18,561,827
  Marketing and selling.....................................    17,102,475     13,247,426      50,724,293      34,957,280
  General and administrative................................    17,915,895     14,727,809      51,827,716      40,795,364
  Depreciation and amortization.............................    44,779,932     30,119,492     122,875,495     100,019,510
                                                              ------------   ------------   -------------   -------------
    Total operating expenses................................   127,009,972     90,673,669     347,423,237     262,237,143
                                                              ------------   ------------   -------------   -------------
OPERATING INCOME:...........................................    16,727,768     10,317,444      30,336,719       5,043,412
OTHER INCOME (EXPENSE):
  Interest expense..........................................   (41,238,330)   (26,836,414)   (107,377,903)    (82,364,725)
  Other income, net.........................................     2,515,403      1,507,652       7,496,964       3,411,347
                                                              ------------   ------------   -------------   -------------
LOSS BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES,
  INCOME TAXES, DISCONTINUED OPERATIONS AND EXTRAORDINARY
  ITEMS.....................................................   (21,995,159)   (15,011,318)    (69,544,220)    (73,909,966)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES................    (1,406,861)      (644,695)     (3,703,912)     (2,124,884)
LOSS FROM INVESTMENT IN JOINT VENTURE, net of income tax
  benefit of $6,237,644 and $15,726,865 for the three and
  nine months ended September 30, 2000, respectively........   (12,476,935)            --     (30,436,542)             --
                                                              ------------   ------------   -------------   -------------
LOSS BEFORE INCOME TAXES, DISCONTINUED OPERATIONS AND
  EXTRAORDINARY ITEMS.......................................   (35,878,955)   (15,656,013)   (103,684,674)    (76,034,850)
INCOME TAX BENEFIT..........................................     8,892,764      5,952,054      27,834,289      28,891,955
                                                              ------------   ------------   -------------   -------------
LOSS FROM CONTINUING OPERATIONS.............................   (26,986,191)    (9,703,959)    (75,850,385)    (47,142,895)
LOSS FROM DISCONTINUED OPERATIONS, net of income tax benefit of $9,826,211 and $25,626,241 for the three and nine
  months ended September 30, 1999, respectively.............            --    (16,032,240)             --     (41,811,237)
                                                              ------------   ------------   -------------   -------------
LOSS BEFORE EXTRAORDINARY ITEMS.............................   (26,986,191)   (25,736,199)    (75,850,385)    (88,954,132)
EXTRAORDINARY EXPENSE, net of income tax benefit of
  $12,495,341 for the nine months ended September 30,
  2000......................................................            --             --     (20,387,134)             --
                                                              ------------   ------------   -------------   -------------
NET LOSS....................................................   (26,986,191)   (25,736,199)    (96,237,519)    (88,954,132)
DIVIDENDS ON PREFERRED STOCK................................   (17,099,664)   (18,640,823)   (109,070,793)    (50,512,778)
                                                              ------------   ------------   -------------   -------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS..................  $(44,085,855)  $(44,377,022)  $(205,308,312)  $(139,466,910)
                                                              ============   ============   =============   =============
BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON
  SHARE
  Before discontinued operations and extraordinary
    expense.................................................  $      (0.47)  $      (0.52)  $       (2.10)  $       (1.78)
  Discontinued operations...................................            --          (0.29)             --           (0.76)
  Extraordinary expense.....................................            --             --           (0.23)             --
                                                              ------------   ------------   -------------   -------------
BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON
  SHARE.....................................................  $      (0.47)  $      (0.81)  $       (2.33)  $       (2.54)
                                                              ============   ============   =============   =============
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING............    93,788,684     54,823,354      87,941,001      54,823,354
                                                              ============   ============   =============   =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)

                                              CLASS A                 CLASS A                  CLASS B
                                          PREFERRED STOCK           COMMON STOCK            COMMON STOCK
                                        --------------------   ----------------------   ---------------------
                                         SHARES     AMOUNT       SHARES       AMOUNT      SHARES      AMOUNT
                                        --------   ---------   -----------   --------   ----------   --------
December 31, 1999.....................   314,286   $ 314,286    63,872,059   $ 63,872           --   $    --
  Net loss............................        --          --            --         --           --        --
  Distribution of Logix...............        --          --            --         --           --        --
  Recapitalization....................  (314,286)   (314,286)  (63,872,059)   (63,872)  65,311,716    65,312
  Issuance of common stock............        --          --    27,953,597     27,954           --        --
  Preferred stock dividends...........        --          --            --         --           --        --
                                        --------   ---------   -----------   --------   ----------   -------
September 30, 2000....................        --   $      --    27,953,597   $ 27,954   65,311,716   $65,312
                                        ========   =========   ===========   ========   ==========   =======

                                               CLASS D
                                            COMMON STOCK                         TREASURY
                                        ---------------------     PAID-IN         STOCK         RETAINED
                                         SHARES      AMOUNT       CAPITAL        AT COST         DEFICIT
                                        --------   ----------   ------------   ------------   -------------
December 31, 1999.....................      --     $      --    $ 18,234,773   $(56,125,661)  $(316,317,323)
  Net loss............................      --            --              --             --     (96,237,519)
  Distribution of Logix...............      --            --              --             --      73,523,680
  Recapitalization....................                            49,169,282     56,125,661              --
  Issuance of common stock............   4,832             5     546,581,515             --              --
  Preferred stock dividends...........      --            --              --             --    (109,070,793)
                                         -----     ----------   ------------   ------------   -------------
September 30, 2000....................   4,832     $       5    $613,985,570   $         --   $(448,101,955)
                                         =====     ==========   ============   ============   =============

     The accompanying notes are an integral part of this condensed consolidated financial statement.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                              -----------------------------
                                                                  2000            1999
                                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations.......................  $ (75,850,385)  $ (47,142,895)
  Adjustments to reconcile net loss to net cash provided by
  operating activities--
    Depreciation and amortization...........................    122,875,495     100,019,510
    Amortization of bond premium and financing cost.........      8,001,573       4,871,321
    Deferred income taxes and investment tax credits, net...    (26,084,952)    (26,280,200)
    Minority interests in income of subsidiaries............      3,703,912       2,124,884
    Loss from investment in joint venture...................     30,436,542              --
    Other...................................................        (50,478)         99,850
  Changes in current assets and liabilities--
    Accounts receivable.....................................    (31,679,065)    (11,041,109)
    Other current assets....................................    (11,073,695)     (1,381,856)
    Accounts payable........................................     30,024,079     (16,598,561)
    Accrued expenses........................................     18,874,850       8,220,264
    Deferred revenue and customer deposits..................      4,514,532       1,529,912
                                                              -------------   -------------
      Net cash provided by operating activities.............     73,692,408      14,421,120
                                                              -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (99,677,213)    (40,173,598)
  Acquisitions..............................................   (369,391,867)    (46,437,966)
  Investment in joint venture...............................   (382,500,000)             --
  Increase in payable-affiliate.............................             --      (5,011,438)
  Increase in receivables-affiliate.........................     (7,986,406)       (924,718)
  Proceeds from sale of assets..............................      2,310,942              --
  Other investing activities................................     (1,756,633)     (3,726,945)
                                                              -------------   -------------
      Net cash used in investing activities.................   (859,001,177)    (96,274,665)
                                                              -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................  1,308,735,000      79,000,000
  Repayments of long-term debt..............................   (829,458,359)   (141,098,664)
  Cash dividends............................................         (1,927)     (3,471,621)
  Issuance of preferred stock...............................             --     170,000,000
  Proceeds from equity offering.............................    545,365,158              --
  Redemption of preferred stock.............................    (53,295,725)    (55,000,000)
  Deferred financing costs..................................    (28,010,402)     (8,694,596)
  Premium on redemption of Senior Notes.....................    (23,869,310)             --
  Maturities of restricted investments, net of interest.....     10,870,000      19,134,000
  Other financing activities................................       (460,820)             --
                                                              -------------   -------------
      Net cash provided by financing activities.............    929,873,615      59,869,119
                                                              -------------   -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    144,564,846     (21,984,426)
CASH AND CASH EQUIVALENTS, beginning of period..............      4,251,104      22,323,734
                                                              -------------   -------------
CASH AND CASH EQUIVALENTS, end of period....................  $ 148,815,950   $     339,308
                                                              =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for--
      Interest, net of amounts capitalized..................  $  91,147,330   $  50,070,818
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
  Conversion of Class D Preferred Stock to old Class A
  Common Stock..............................................  $  58,200,000   $          --
  Conversion of Class D Preferred Stock to Class E Preferred
    Stock and old Class A Common Stock......................  $  46,610,325   $          --

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

    The condensed consolidated balance sheet of Dobson Communications Corporation ("DCC") and subsidiaries (collectively with DCC, the "Company") as of September 30, 2000, the condensed consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999, the condensed consolidated statement of stockholders' equity for the nine months ended September 30, 2000 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

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

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

2.  ACQUISITIONS

RECENT ACQUISITIONS

    On September 21, 2000, the Company completed the purchase of Oklahoma 6 RSA for approximately $72.0 million. The total population base for the Oklahoma 6 RSA is approximately 221,000. The Oklahoma 6 RSA covers seven counties in central and eastern Oklahoma, including the cities of Henryetta, McAlester, Muskogee, Okmulgee and Seminole.

    On July 17, 2000 the Company acquired from Florida Cellular, a Florida general partnership for $7.0 million, Missouri 2 RSA, consisting of Harrison, Grundy, Sullivan, Mercer and Putnam Counties (or portions thereof) in Missouri. On October 2, 2000, the Company sold Putnam and Sullivan Counties in
Missouri 2 RSA to USCOC of Missouri 5 RSA, Inc. for approximately $2.0 million.

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

    On February 25, 2000, the Company and AT&T Wireless, through our equally-owned joint venture, acquired American Cellular Corporation for approximately $2.5 billion, including fees and expenses. American Cellular's systems cover a total population of approximately 4.8 million. American Cellular serves markets in portions of Illinois, Kentucky, Michigan, Minnesota, New York, Ohio, Pennsylvania, Tennessee, West Virginia and Wisconsin.

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

    On September 15, 1999, the Company purchased Arizona 1 RSA for
$24.0 million. Arizona 1 is located in the Northwest corner of the state and covers an estimated population base of approximately 135,000.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

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

                                                THREE MONTHS
                                                    ENDED            NINE MONTHS ENDED
                                                SEPTEMBER 30,          SEPTEMBER 30,
                                             -------------------   ---------------------
                                               2000       1999       2000        1999
                                             --------   --------   ---------   ---------
                                               ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenue..........................  $146,817   $121,111   $ 396,329   $ 326,524
Net loss...................................   (27,928)   (30,320)   (112,067)   (125,445)
Net loss applicable to common
  stockholders.............................   (45,027)   (48,961)   (221,138)   (175,958)
Basic net loss applicable to common
  stockholders per common share............  $  (0.48)  $  (0.52)  $   (2.36)  $   (1.88)

3.  INVESTMENT IN UNCONSOLIDATED PARTNERSHIP

    The Company owns a 50% interest in a joint venture that owns American Cellular. This investment is accounted for on the equity method. The following is a summary of the significant

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

3. INVESTMENT IN UNCONSOLIDATED PARTNERSHIP (CONTINUED) financial information for American Cellular as of and for the three months ended September 30, 2000 and the period from acquisition, February 25, 2000 to September 30, 2000:

                                    THREE MONTHS ENDED   PERIOD FROM FEBRUARY 25, 2000
                                    SEPTEMBER 30, 2000       TO SEPTEMBER 30, 2000
                                    ------------------   -----------------------------
                                     ($ IN THOUSANDS)          ($ IN THOUSANDS)
Revenue...........................       $110,507                  $238,132
Operating income..................         12,549                    19,749
Net loss..........................        (24,954)                  (60,873)

                                                              SEPTEMBER 30, 2000
                                                              ------------------
                                                               ($ IN THOUSANDS)
Current assets..............................................      $   91,886
Property, plant and equipment, net..........................         184,914
Intangible assets...........................................       2,455,803
Other assets................................................           6,308
Current liabilities.........................................         129,756
Long-term debt..............................................       1,666,000
Other liabilities...........................................         260,279
Shareholders' equity........................................         704,127

4.  DISCONTINUED OPERATIONS

    On January 24, 2000, the Company distributed the stock of its former subsidiary, Logix Communications Enterprises, Inc ("Logix"), to certain of the Company's shareholders. Logix' operating results through the date of the spin-off on January 24, 2000, were reported as a loss from discontinued operations in the Company's consolidated financial statements at December 31, 1999. Therefore, beginning in January 2000, the Company no longer included the operating results of Logix in its financial results.

    Pursuant to Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," the consolidated financial statements have been restated for all periods presented to reflect the Logix operations, assets and liabilities as discontinued operations. The assets and liabilities of such operations have been classified as "Net

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

4.  DISCONTINUED OPERATIONS (CONTINUED)
liabilities of discontinued operations" on the December 31, 1999 consolidated balance sheet and consist of the following:

                                                              DECEMBER 31, 1999
                                                              -----------------
                                                              ($ IN THOUSANDS)
Cash and cash equivalents...................................      $    672
Restricted investments--current.............................        40,079
Other current assets........................................        28,152
Property, plant and equipment, net..........................       121,136
Restricted investments--non-current.........................        21,062
Goodwill....................................................       121,280
Other assets................................................        75,557
                                                                  --------
Total assets................................................       407,938
                                                                  --------
Current liabilities.........................................        36,540
Long-term debt, net of current portion......................       438,330
Other liabilities...........................................         6,592
                                                                  --------
Total liabilities...........................................       481,462
                                                                  --------
Net liabilities of discontinued operations..................      $(73,524)
                                                                  ========

    The net loss from operations of the wireline segment was classified on the condensed consolidated statements of operations as "Loss from discontinued operations." Summarized results of discontinued operations are as follows:

                                                                    NINE MONTHS
                                            THREE MONTHS ENDED         ENDED
                                            SEPTEMBER 30, 1999   SEPTEMBER 30, 1999
                                            ------------------   ------------------
Net revenues..............................       $ 28,619             $ 85,359
Loss before income taxes..................        (25,858)             (67,437)
Income tax benefit........................          9,826               25,626
Loss from discontinued operations.........       $(16,032)            $(41,811)

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

5.  LONG-TERM DEBT

    The Company's long-term debt consists of the following:

                                              SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                              ------------------   -----------------
Revolving credit facilities.................    $1,046,511,754      $  705,000,000
Dobson/Sygnet Senior Notes..................       200,000,000         200,000,000
DCC 10 7/8% Senior Notes, net of discount...       297,791,155                  --
DCC 11 3/4% Senior Notes....................           340,000         160,000,000
Other notes payable.........................         3,547,222           3,857,335
                                                --------------      --------------
  Total debt................................     1,548,190,131       1,068,857,335
Less-Current maturities.....................        34,249,070          13,041,731
                                                --------------      --------------
  Total long term debt......................    $1,513,941,061      $1,055,815,604
                                                --------------      --------------

REVOLVING CREDIT FACILITIES

    The Company's revolving credit facilities consist of the following:

                                                 AMOUNT              INTEREST RATE
                              MAXIMUM        OUTSTANDING AT      WEIGHTED AVERAGE RATE
CREDIT FACILITY             AVAILABILITY   SEPTEMBER 30, 2000   AT SEPTEMBER 30, 2000(1)
---------------             ------------   ------------------   ------------------------
Dobson/Sygnet Credit
  Facilities..............  $362,750,000      $341,261,754               10.0%
DOC LLC Credit Facility...   923,250,000       705,250,000                9.7%

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

    At September 30, 2000, this credit facility included a $300 million revolving credit facility and $623.3 million of term loan facilities consisting of a Term A Facility of $350 million, a Term B Facility of $148.9 million and an additional Term B Facility of $124.4 million (collectively the "DOC LLC Credit Facility"). All of these loans will mature by 2008.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

5.  LONG-TERM DEBT (CONTINUED)
    This credit facility is structured as a loan to the Company's subsidiary, Dobson Operating Co., L.L.C., the successor by merger to Dobson Cellular Operating Company and Dobson Operating Company, with guarantees from certain of its subsidiaries and the Company. Advances bear interest, at the Company's option, on a prime rate or LIBOR formula. The Company's obligations under the credit facility are secured by:

    - a pledge of the membership interests in the borrower;

    - stock and partnership interests of certain of the borrower's subsidiaries; and

    - liens on substantially all of the assets of the borrower and the borrower's restricted subsidiaries including FCC licenses, but only to the extent such licenses can be pledged under applicable law.

    The Company is required to amortize the Term A Facility with quarterly principal payments of $5.0 million commencing June 30, 2001, increasing over the term of the loan to quarterly principal payments of $25.0 million. The Company is required to amortize the Term B Facility with quarterly principal payments of $375,000 from March 31, 2000 through December 31, 2006 and with quarterly principal payments of $34.9 million during 2007. The Company is required to amortize the additional $125.0 million portion of the Term B Facility with quarterly principal payments of $312,500 from June 30, 2000 through March 31, 2007 and with quarterly principal payments of $29.1 million from June 30, 2007 through March 31, 2008. In addition, under certain circumstances, the Company is required to make prepayments of proceeds received from significant asset sales, new borrowings and sales of equity, other than this offering, and a portion of excess cash flow. The Company has the right to prepay the credit facility in whole or in part at any time.

    The Company's new credit facility imposes a number of restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness, create liens, make capital expenditures and pay dividends.

    The Company's subsidiary, Sygnet Wireless, Inc., is a party to a credit agreement for an aggregate of $362.8 million, consisting of a $42.5 million revolving credit facility and $320.3 million of term loan facilities (collectively the "Sygnet credit facilities"). Interest on the revolving credit facility and the term loan facilities is based on a prime rate or a LIBOR formula, and has ranged between 8.3% and 10.0% since inception. As of September 30, 2000, the Company had $341.3 million outstanding under the Sygnet credit facilities and the Company had $21.5 million of availability under the Sygnet credit facilities.

    The obligations under the Sygnet credit facilities are secured by a pledge of the capital stock of Dobson/Sygnet's operating subsidiary as well as a lien on substantially all of the assets of Dobson/ Sygnet and its operating subsidiary. The Sygnet credit facilities require that Dobson/Sygnet and the Company maintain certain financial ratios. The failure to maintain these ratios would constitute an event of default, notwithstanding Dobson/Sygnet's ability to meet its debt service obligations. The Sygnet credit facilities amortize quarterly. The $42.5 million revolving credit facility terminates on September 23, 2006. The $320.3 million term loans terminate on December 23, 2007.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

5.  LONG-TERM DEBT (CONTINUED)
DOBSON/SYGNET SENIOR NOTES

    On December 23, 1998, the Company's subsidiary, Dobson/Sygnet, issued
$200 million of 12.25% Senior Notes maturing in 2008 ("Dobson/Sygnet Senior Notes"). The net proceeds were used to finance the Sygnet Acquisition in December 1998 and to purchase $67.7 million of securities pledged to secure payment of the first six semi-annual interest payments on the Dobson/Sygnet Senior Notes, which began on June 15, 1999. The pledged securities are reflected as restricted cash and investments in the Company's consolidated balance sheets. The Dobson/Sygnet Senior Notes are redeemable at the option of the Company in whole or in part, on or after December 15, 2003, initially at 106.125%. Prior to December 15, 2001, the Company may redeem up to 35% of the principal amount of the Dobson/ Sygnet Senior Notes at 112.25% with proceeds from equity offerings, provided that at least $130 million remains outstanding.

SENIOR NOTES

    On June 15, 2000, the Company issued $300 million principal amount of its 10 7/8% senior notes maturing on July 1, 2010. The Company used $204.0 million of the net proceeds to pay down the DOC LLC credit facility. The Company has and will continue to use the balance of the net proceeds for working capital and other general corporate purposes. The notes are redeemable at any time. In addition, the Company may redeem up to 35% of the notes before July 1, 2003 with the net cash proceeds from certain equity offerings.

OTHER NOTES PAYABLE

    Other notes payable represents the amount financed with the United States Government for nine PCS licenses. The Company has entered into a definitive agreement to sell eight of the Company's nine PCS licenses for $1.1 million plus the reimbursement of all interest and principal actually paid by the Company from the date of the agreement through the closing date and the assumption of the remaining notes payable. This agreement is scheduled to close November 26, 2000.

INTEREST RATE HEDGES

    The Company pays interest on its bank credit facilities based on a variable factor, such as LIBOR or prime rate. The Company will from time to time enter into derivative contracts to reduce exposure against rising interest rates.

    The Company has entered into a $135 million derivative contract on the DOC LLC Credit Facility whereby the interest rate on $135 million of the facility ranges from a cap of 8.5% to a floor of 7.0% plus a factor based on DOC LLC's leverage (total weighted average rate of approximately 9.7% for the three months ended September 30, 2000). The agreement expires in March 2002. Additionally, the Company has entered into a $165 million derivative contract on the DOC LLC Credit Facility whereby the interest rate on $165 million of the facility has a cap of 8.5% plus a factor based on DOC LLC's leverage (total weighted average rate of approximately 9.4% for the three months ended September 30, 2000). The agreement expires in March 2002. DOC LLC also has an interest rate cap agreement of $160 million that expires in June 2001. Under this agreement the maximum rate the Company will pay

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

5.  LONG-TERM DEBT (CONTINUED)
on the $160 million of its DOC LLC credit facility is 7.5% plus a factor based on the Company's leverage (total weighted average rate of approximately 9.4% for the three months ended September 30, 2000).

    The Company has entered into a $110 million interest rate swap agreement under the Sygnet credit facility which caps the interest rate on $110 million of the facility at 5.48% plus a factor based on Dobson/Sygnet's leverage (total rate of approximately 8.8% at September 30, 2000). The agreement expires in March 2001.

6.  STOCKHOLDERS' EQUITY

    The Company issued preferred stock dividends of $109.1 million for the nine months ended September 30, 2000 consisting of approximately $48.7 million of dividends on its 12.25% and 13% Senior Exchangeable Preferred Stock through the issuance of additional shares of such Preferred Stock and $60.4 million of dividends on their previous Class D and Class E shares of Preferred Stock.

    As of September 30, 2000, the Company's authorized and outstanding capital stock is as follows:

                                                                                                       LIQUIDATION
                                          # OF SHARES   # OF SHARES   PAR VALUE                        PREFERENCE     REDEMPTION
CLASS                        TYPE         AUTHORIZED      ISSUED      PER SHARE        DIVIDENDS        PER SHARE        DATE
-----                   ---------------   -----------   -----------   ----------   -----------------   -----------   ------------
Class A..............      Common Stock   175,000,000   27,953,597      $.001        As declared               --         --
Class B..............      Common Stock   70,000,000    65,311,716      $.001        As declared               --         --
Class C..............      Common Stock        4,226            --      $.001        As declared               --         --
Class D..............      Common Stock       33,000         4,832      $.001        As declared               --         --
                                          -----------   ----------
                                          245,037,226   93,270,145
                                          -----------   ----------

                                                                                                                      Jan. 15,
Senior Exchangeable..   Preferred Stock      734,000       315,257      $1.00      12.25% Cumulative    $   1,000        2008
Senior Exchangeable..   Preferred Stock      500,000       199,759      $1.00       13% Cumulative      $   1,000    May 1, 2009
                                                                                                                        After
                                                                                                                      Dec. 23,
Class E..............   Preferred Stock       40,000            --      $1.00       15% Cumulative      $1,131.92        2010
Other................   Preferred Stock    4,726,000            --      $1.00             --                   --         --
                                          -----------   ----------
                                           6,000,000       515,016
                                          -----------   ----------

                          OTHER
                        FEATURES,
                         RIGHTS,
                       PREFERENCES
                           AND
CLASS                    POWERS
-----                  -----------
Class A..............    Voting
Class B..............    Voting
Class C..............    Voting
Class D..............    Voting
Senior Exchangeable..  Non-voting
Senior Exchangeable..  Non-voting
Class E..............  Non-voting
Other................      --

    Each share of the Company's Class D common stock is convertible into 111.44 shares of Class A common stock at the option of the holder. Due to this conversion feature, the Company's calculation of its weighted average common shares outstanding is performed on an as converted basis, as discussed in
Note 8 below.

    The Company adopted the 2000 stock incentive plan on January 10, 2000. The maximum number of shares for which the Company may grant options under the plan is 4,000,000 shares of post recapitalization Class A common stock, subject to adjustment in the event of any stock dividend, stock split, recapitalization, reorganization or certain defined change of control events. On May 10, 2000, the Company granted options to purchase approximately 2,190,000 shares of common stock under this 2000 stock incentive plan. Shares subject to previously expired, cancelled, forfeited or terminated options

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

6.  STOCKHOLDERS' EQUITY (CONTINUED)
become available again for grants of options. The shares that the Company will issue under the plan will be newly issued shares.

7.  RESTRICTED CASH AND INVESTMENTS

    Restricted cash and investments consist of interest pledge deposits for the Dobson/Sygnet Senior Notes. The Dobson/Sygnet Senior Notes interest pledge deposit of approximately $35.9 million includes the initial deposit of $67.7 million, net of interest earned and payments issued to bondholders. Amortization expense of $400,495 and $604,407 was recorded for the nine months ended September 30, 2000 and 1999, respectively, for bond premiums recorded with the purchase of the restricted investments.

8.  EARNINGS PER COMMON SHARE

    Statement of Financial Accounting Standards No. 128, "Earnings Per Share," requires two presentations of income per share--"basic" and "diluted." Basic income per share is computed by dividing income available to shareholders (the numerator) by the weighted-average number of shares (the denominator) for the period. The computation of diluted income per share is similar to basic income per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if the potentially dilutive shares, such as options, had been issued.

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

9.  RECENT PRONOUNCEMENTS

    In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Derivatives and Hedging ("SFAS 133"). SFAS 133 establishes uniform hedge accounting criteria for all derivatives requiring companies to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Under SFAS 133, derivatives will be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value recognized as a component of comprehensive income or in current earnings. SFAS 133, as amended by SFAS 137, Derivatives and Hedging-Deferral of the Effective Date of FASB Statement
No. 133, will be effective for fiscal years beginning after June 15, 2000. In addition, SFAS 138, was issued in June 2000 as an amendment to SFAS 133 and addresses issues causing implementation difficulties. Under SFAS 133, the Company would record an asset of $0.62 million relating to its interest rate hedge valuation at September 30, 2000. The Company has not determined the method of adoption of SFAS 133.

    In December 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements ("SAB 101")." This bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements and specifically addresses revenue

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

9.  RECENT PRONOUNCEMENTS (CONTINUED)
recognition requirements for nonrefundable fees, such as activation fees, collected by a company upon entering into an arrangement with a customer. On June 26, 2000, Staff Accounting Bulletin No. 101B, was issued and delays the required implementation date for SAB 101 until the quarter ending December 31, 2000. The Company believes that the impact of this bulletin is not material to its financial position and results of operations.

10.  COMMITMENTS

    Effective December 6, 1995 (as amended through June 30, 2000), the Company entered into an equipment supply agreement in which the Company agreed to purchase approximately $215.0 million of cell site and switching equipment between June 24, 1997 and December 31, 2002 to update the cellular systems for newly acquired and existing MSAs and RSAs. Of this commitment, approximately $97.6 million remained at September 30, 2000.

    The Company entered into an additional equipment supply agreement with a second vendor on January 13, 1998 (as amended through April 13, 2000). The Company agreed to purchase approximately $131.0 million of cell site and switching equipment between January 13, 1998 and January 12, 2002 to update the cellular systems for newly acquired and existing MSAs and RSAs. Of this commitment, $53.0 million remained at September 30, 2000.

11.  RECLASSIFICATIONS

    Certain items have been reclassified in the 1999 consolidated financial statements to conform to the current presentation.

12.  SUBSEQUENT EVENT

    On November 1, 2000, the Company completed the purchase of Georgia 1 RSA for approximately $70.0 million. Georgia 1 covers eight counties in north and central Georgia, and covers an estimated population base of approximately 237,000.

    On November 6, 2000, the Company entered into an agreement with AT&T Wireless Services, Inc. providing for the purchase by AT&T Wireless of $200.0 million liquidation preference amount of the Company's Class A Convertible Preferred Stock. The agreement is subject to approval by the board of directors of the Company, AT&T Corp., the parent of AT&T Wireless, to regulatory approvals, and to customary closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We provide rural and suburban cellular telephone services. We began providing cellular telephone service in 1990 in Oklahoma and the Texas Panhandle. We have expanded our cellular operations rapidly since then, primarily through acquisitions. As of September 30, 2000, our cellular systems covered a total population of approximately 6.8 million and we had 596,900 subscribers.

    On February 25, 2000, our equally-owned joint venture with AT&T Wireless acquired American Cellular for approximately $2.5 billion, including fees and expenses. As of September 30, 2000, American Cellular's systems covered a total population of approximately 4.9 million and had 514,400 subscribers, primarily in rural areas of the midwestern and eastern United States. We account for our interest in the American Cellular joint venture using the equity method of accounting. On May 30, 2000, we entered into an agreement with AT&T
Wireless, Inc. to expand the operations of the joint venture into northeastern Oklahoma and several adjacent counties in Kansas. Under this agreement, AT&T contributed the PCS licenses to the joint venture, and we contributed approximately $17.0 million in cash.

    Since 1996 we have completed 23 acquisitions of cellular licenses and systems and related assets for an aggregate purchase price of $2.5 billion, including 50% of the purchase price of American Cellular, increasing the total proportionate population served by our systems to approximately 9.3 million. Our recent acquisitions affect the comparability of our historical results of operations for the periods discussed.

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

    Roaming revenues are revenues we derive from providing service to subscribers of other wireless providers when those subscribers "roam" into our markets and use our systems to carry their calls. Roaming accounted for 44.8%, 43.6%, 43.4%, and 40.1% of our operating revenue for the three months ended September 30, 2000 and 1999 and the nine months ended September 30, 2000 and 1999, respectively. Roaming revenues typically yield higher average per minute rates and higher margins than revenues from our subscribers. We achieve these higher margins because we incur immaterial incremental costs related to equipment, customer service or collections to earn roaming revenues.

    Our overall cellular penetration rates increased for the nine-month period ended September 30, 2000 compared to the same period in 1999 due to the incremental penetration gains in existing markets. We believe that as our cellular penetration rates increase, the increase in new subscriber revenue will exceed the loss of revenue attributable to the customer churn rate.

    We include any toll, or long-distance, revenues related to our cellular and roaming services in service revenues and roaming revenues. Our roaming yield (roaming service revenues, which include airtime, toll charges and surcharges, divided by roaming minutes of use) was $0.42, $0.46, $0.43, and $0.50 per minute for the three months ended September 30, 2000 and 1999 and the nine months ended September 30, 2000 and 1999, respectively. Despite the decline in our roaming yield, we have experienced increases in overall roaming revenues due to increases in roaming minutes of use.

    We derive revenues from charges to our subscribers when those subscribers roam into other wireless providers' markets. Through 1999, our accounting practice was to net those revenues against the associated expenses charged to us by third-party wireless providers (that is, the fees we pay the other wireless providers for carrying our subscribers' calls on their network) and to record the net expense as cost of service. Historically, we have been able to pass through to our subscribers the majority of the costs charged to us by third- party wireless providers. Recently, the industry has been increasing the use of pricing plans that include flat rate pricing and larger home areas. Under these types of plans, amounts charged to us by other wireless providers may not necessarily be passed through to our subscribers. Therefore, we have changed our accounting procedures to report these revenues and expenses separately in our statements of operations and have reclassified prior year amounts to reflect this change in accounting.

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

DISCONTINUED OPERATIONS

    On January 24, 2000, we distributed the stock of our former subsidiary, Logix Communications Enterprises, Inc., to certain of our shareholders. Logix is accounted for as a discontinued operation in our consolidated financial statements.

RESULTS OF OPERATIONS

    In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statement numbers.

    THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED
     SEPTEMBER 30, 1999

    OPERATING REVENUE. For the three months ended September 30, 2000, total operating revenue increased $42.7 million, or 42.3%, to $143.7 million from $101.0 million for the comparable period in

1999. Total service, roaming and equipment sales and other revenue represented 50.7%, 44.8% and 4.5%, respectively, of total operating revenue during the three months ended September 30, 2000 and 52.5%, 43.6% and 3.9%, respectively, of total operating revenue during the three months ended September 30, 1999.

    The following table sets forth the components of our operating revenue for the periods indicated:

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                           ($ IN THOUSANDS)
Service revenue.........................................  $ 72,839   $ 53,066
Roaming revenue.........................................    64,474     43,991
Equipment sales and other...............................     6,425      3,934
                                                          --------   --------
      Total.............................................  $143,738   $100,991
                                                          ========   ========

    Service revenue increased $19.7 million, or 37.3%, to $72.8 million in the three months ended September 30, 2000 from $53.1 million in the same period of 1999. In the third quarter of 2000, service revenue of $9.2 million was attributable to markets acquired since September 30, 1999. The remaining increase of $10.5 million was primarily attributable to increased penetration and usage in the existing company markets. Our subscriber base increased 40.8% to 596,900 at September 30, 2000 from 424,000 at September 30, 1999. At September 30, 2000, the subscriber base for markets we acquired since September 30, 1999 totaled approximately 96,100. Our average monthly service revenue per subscriber remained constant at $43 for the three months ended September 30, 2000 and 1999 respectfully.

    Roaming revenue increased $20.5 million, or 46.6%, to $64.5 million in the three months ended September 30, 2000 from $44.0 million for the comparable period of 1999. In the third quarter of 2000, roaming revenue of $10.0 million was attributable to markets acquired since September 30, 1999. The remaining increase of $10.5 million was primarily attributable to increased roaming minutes in our existing markets due to expanded coverage areas and increased usage in these markets.

    Equipment sales and other revenue of $6.4 million in the three months ended September 30, 2000 represented an increase of $2.5 million, or 63.3%, from $3.9 million in the same period of 1999, as we sold more equipment during the three months ended September 30, 2000 as a result of growth in subscribers.

    COST OF SERVICE. For the three months ended September 30, 2000, the total cost of service increased $10.0 million, or 38.8% to $35.9 million from $25.9 million for the comparable period in 1999. This increase was primarily attributable to the increased number of subscribers. As a percentage of service and roaming revenue, cost of cellular service decreased to 26.2% for the three months ended September 30, 2000 from 26.7% for the same period in 1999. This decrease was primarily a result of a reduction in rates charged by third-party cellular providers for providing service to our subscribers.

    COST OF EQUIPMENT. For the three months ended September 30, 2000, cost of equipment increased $4.6 million, or 68.3% to $11.3 million during 2000 from $6.7 million in the same period of 1999, primarily from increases in the volume of equipment sold due to the growth in subscribers.

    MARKETING AND SELLING COSTS.  Marketing and selling costs increased
$3.9 million, or 29.1%, to $17.1 million for the three month period ended September 30, 2000 from $13.2 million in the comparable period of 1999. This was primarily a result of an increase in gross subscriber additions. The number of gross subscribers added in the third quarter of 2000 was approximately 56,000. The number of gross subscribers added in the third quarter 1999 was approximately 45,300.

    GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs increased $3.2 million, or 21.6%, to $17.9 million for the three month period ended September 30, 2000 from $14.7 million for the same period in 1999. This increase year over year is a result of increased infrastructure costs such as customer service, billing, collections and administrative costs as a result of our overall growth. However, our average monthly general and administrative costs per subscriber decreased to $10 from $12 for the three months ended September 30, 2000 and 1999 respectfully.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the three months ended September 30, 2000, depreciation and amortization expense increased
$14.7 million, or 48.7% to $44.8 million from $30.1 million in the same period of 1999. The increase is a result of depreciation and amortization on assets that were acquired during the fourth quarter of 1999 and the first nine months of 2000.

    INTEREST EXPENSE. For the three months ended September 30, 2000, interest expense increased $14.4 million, or 53.7%, to $41.2 million from $26.8 million in the same period of 1999. The increase was primarily a result of increased borrowings to finance our acquisitions.

    OTHER INCOME (EXPENSE), NET. For the three months ended September 30, 2000, our other income increased $1.0 million, or 66.8%, to $2.5 million from $1.5 million for the comparable 1999 period. The increase was primarily the result of an increase in interest income that we earned on excess proceeds from our initial public offering.

    MINORITY INTERESTS IN INCOME OF SUBSIDIARIES. For the three months ended September 30, 2000, our minority interests in income of subsidiaries increased $0.8 million or 118.2% to $1.4 million from $0.6 million in the same period of 1999. This was a result of the increased income earned from subsidiaries in established markets in which we do not own a 100% interest.

    LOSS FROM INVESTMENT IN JOINT VENTURE.  For the three months ended
September 30, 2000, we incurred a loss, net of income tax benefits, from our American Cellular joint venture totaling $12.5 million. This loss represents our fifty-percent ownership in American Cellular for the quarter ended
September 30, 2000.

    LOSS FROM DISCONTINUED OPERATIONS.  For the three months ended
September 30, 1999, our loss, net of income tax benefits, from discontinued operations totaled $16.0 million. As previously discussed, we distributed the capital stock of Logix to our current stockholders on January 24, 2000, and will no longer include Logix' financial results in our consolidated operations.

    NET LOSS. For the three months ended September 30, 2000, our net loss was $27.0 million. Our net loss increased $1.3 million, or 4.9%, from $25.7 million in the three months ended September 30, 1999. The increase in our net loss is primarily attributable to our loss from investment in our joint venture and our increase in interest expense resulting from our 1999 and 2000 business acquisitions and financings offset by the increase in operating income and the spin off of our discontinued operations.

    DIVIDENDS ON PREFERRED STOCK. For the three months ended September 30, 2000, our dividends on preferred stock decreased slightly by $1.5 million, or 8.3%, to $17.1 million from $18.6 million for the comparable 1999 period.

    NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED
     SEPTEMBER 30, 1999

    OPERATING REVENUE. For the nine months ended September 30, 2000, total operating revenue increased $110.5 million, or 41.3%, to $377.8 million from $267.3 million for the comparable period in 1999. Total service, roaming and equipment sales and other revenue represented 51.9%, 43.4% and 4.7%, respectively, of total operating revenue during the nine months ended September 30, 2000 and 56.1%, 40.2% and 3.7%, respectively, of total operating revenue during the nine months ended September 30, 1999.

    The following table sets forth the components of our operating revenue for the periods indicated:

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                           ($ IN THOUSANDS)
Service revenue.........................................  $196,012   $150,032
Roaming revenue.........................................   163,798    107,296
Equipment sales and other...............................    17,950      9,952
                                                          --------   --------
      Total.............................................  $377,760   $267,280
                                                          ========   ========

    Service revenue increased $46.0 million, or 30.6%, to $196.0 million in the nine months ended September 30, 2000 from $150.0 million in the same period of 1999. In the nine months ended September 30, 2000, service revenue of $20.2 million was attributable to markets acquired since September 30, 1999. The remaining increase of $25.8 million was primarily attributable to increased penetration and usage in the existing company markets. Our subscriber base increased 40.8% to approximately 596,900 at September 30, 2000 from approximately 424,000 at September 30, 1999. At September 30, 2000, the subscriber base for markets we acquired since September 30, 1999 totaled approximately 96,100. Our average monthly service revenue per subscriber decreased 4.7% to $41 for the nine months ended September 30, 2000 from $43 for the comparable period in 1999 due to the addition of new lower rate subscribers and competitive market pressures.

    Roaming revenue increased $56.5 million, or 52.7%, to $163.8 million in the nine months ended September 30, 2000 from $107.3 million for the comparable period of 1999. In the nine months ended September 30 2000, roaming revenue of $18.8 million was attributable to markets acquired since September 30, 1999. The remaining increase of $37.7 million was primarily attributable to increased roaming minutes in our existing markets due to expanded coverage areas and increased usage in these markets.

    Equipment sales and other revenue of $18.0 million in the nine months ended September 30, 2000 represented an increase of $8.0 million, or 80.4%, from $10.0 million in the same period of 1999, as we sold more equipment during the nine months ended September 30, 2000 as a result of growth in subscribers.

    COST OF SERVICE. For the nine months ended September 30, 2000, the total cost of service increased $20.3 million, or 29.8% to $88.2 million from $67.9 million for the comparable period in 1999. This increase was primarily attributable to the increased number of subscribers. As a percentage of service and roaming revenue, cost of cellular service decreased to 24.5% for the nine months ended September 30, 2000 from 26.4% for the same period in 1999. This decrease was primarily a result of a reduction in rates charged by third-party cellular providers for providing service to our subscribers.

    COST OF EQUIPMENT. For the nine months ended September 30, 2000, cost of equipment increased $15.2 million, or 82.3% to $33.8 million during 2000 from $18.6 million in the same period of 1999, primarily from increases in the volume of equipment sold due to the growth in subscribers.

    MARKETING AND SELLING COSTS.  Marketing and selling costs increased
$15.7 million, or 45.1%, to $50.7 million for the nine month period ended September 30, 2000 from $35.0 million in the comparable period of 1999. This was primarily a result of an increase in gross subscriber additions. The number of gross subscribers added in the nine months ended September 30, 2000 was 165,500. The number of gross subscribers added in the nine months ended September 30, 1999 was 121,000.

    GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs increased $11.0 million, or 27.0%, to $51.8 million for the nine month period ended September 30, 2000 from $40.8 million for the same period in 1999. This increase year over year is a result of increased infrastructure costs such as customer service, billing, collections and administrative costs as a result of our overall growth. However, our average monthly general and administrative costs per subscriber decreased to $11 from $12 for the nine months ended September 30, 2000 and 1999. The decrease in general and administrative costs per subscriber is a result of efficiencies gained from the integration of acquired companies.

    DEPRECIATION AND AMORTIZATION EXPENSE.  For the nine months ended
September 30, 2000, depreciation and amortization expense increased
$22.9 million, or 22.9% to $122.9 million from $100.0 million in the same period of 1999. This increase is a result of depreciation and amortization on assets that were acquired during 2000.

    INTEREST EXPENSE. For the nine months ended September 30, 2000, interest expense increased $25.0 million, or 30.4%, to $107.4 million from $82.4 million in the same period of 1999. The increase was primarily a result of increased borrowings to finance our acquisitions.

    OTHER INCOME (EXPENSE), NET. For the nine months ended September 30, 2000, our other income increased $4.1 million, or 119.8%, to $7.5 million from $3.4 million for the comparable 1999 period. The increase was primarily the result of an increase in interest income that we earned on excess proceeds from our initial public offering.

    MINORITY INTERESTS IN INCOME OF SUBSIDIARIES. For the nine months ended September 30, 2000, our minority interests in income of subsidiaries increased $1.6 million or 74.3% to $3.7 million from $2.1 million in the same period of 1999. This was a result of the increased income earned from subsidiaries in which we do not own a 100% interest.

    LOSS FROM INVESTMENT IN JOINT VENTURE.  For the nine months ended
September 30, 2000, we incurred a loss, net of income tax benefits, from our American Cellular joint venture totaling $30.4 million. This loss represents our fifty-percent ownership in American Cellular for the period from acquisition (February 25, 2000) to September 30, 2000.

    LOSS FROM DISCONTINUED OPERATIONS. For the nine months ended September 30, 1999, our loss, net of income tax benefits, from discontinued operations totaled $41.8 million. As previously discussed, we distributed the capital stock of Logix to our current stockholders on January 24, 2000, and will no longer include Logix' financial results in our consolidated operations.

    EXTRAORDINARY ITEM. For the nine months ended September 30, 2000, we incurred an extraordinary loss of $20.4 million, net of income tax benefits. This loss was a result of a tender premium paid on the early redemption of the Company's 11.75% Senior Notes and the writing off of previously capitalized financing costs associated with the 11.75% Senior Notes and the previous DOC and DCOC credit facilities which were refinanced in January 2000.

    NET LOSS. For the nine months ended September 30, 2000, our net loss was $96.2 million. Our net loss increased $7.2 million, or 8.2%, from $89.0 million in the nine months ended September 30, 1999. The increase in our net loss is primarily attributable to our loss from investment in our joint venture, our extraordinary item and our increase in interest expense resulting from our 1999 and 2000 business acquisitions and financings.

    DIVIDENDS ON PREFERRED STOCK. For the nine months ended September 30, 2000, our dividends on preferred stock increased $58.6 million, or 115.9%, to $109.1 million from $50.5 million for the comparable 1999 period. This increase was primarily the result of a $60.4 million dividend recognized upon the conversion of our Class D Preferred Stock into Class E Preferred Stock and old Class A Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

    We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our cellular systems and those we may acquire. We have financed our operations through cash flows from operating activities, bank debt and the sale of debt and equity securities.

NET CASH FLOW

    At September 30, 2000, we had working capital of $105.6 million (a ratio of current assets to current liabilities of 1.6:1) and an unrestricted cash balance of $148.8 million, which compares to a working capital deficit of $(19.2) million (a ratio of current assets to current liabilities of .8:1) and an unrestricted cash balance of $4.3 million at December 31, 1999.

    Our net cash provided by operating activities totaled $73.7 million for the nine month period ended September 30, 2000, while the net cash provided by operating activities totaled $14.4 million for the same period of 1999. The increase of $59.3 million was primarily due to the loss from our investment in joint venture and the change in current assets and liabilities.

    Our net cash used in investing activities totaled $(859.0) million and $(96.3) million for the nine months ended September 30, 2000 and 1999, respectively. The increase of $762.7 million was primarily due to additional acquisitions during 2000, including our investment in American Cellular. Acquisitions, including our investment in American Cellular, and their related costs accounted for $751.9 million and $46.4 million and capital expenditures were $99.7 million and $40.2 million for the nine month periods ended September 30, 2000 and 1999, respectively.

    Net cash provided by financing activities was $929.9 million the nine month period ended September 30, 2000 compared to $59.9 million for the same period of 1999. Financing activity sources for the nine months ended September 30, 2000 consisted primarily of net proceeds from the initial public offering of our common stock and bank facilities.

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

    At September 30, 2000, this credit facility included a $300 million revolving credit facility and $623.3 million of term loan facilities consisting of a Term A Facility of $350 million, a Term B Facility of $148.9 million and an additional Term B Facility of $124.4 million. All of these loans will mature by 2008.

    This credit facility is structured as a loan to our subsidiary, Dobson Operating Co., L.L.C., the successor by merger to Dobson Cellular Operating Company and Dobson Operating Company, with guarantees from certain of its subsidiaries and us. Advances bear interest, at our option, on a prime rate or LIBOR formula. The weighted average interest rate was 9.4% as of September 30, 2000. Our obligations under the credit facility are secured by:

    - a pledge of the membership interests in the borrower;

    - stock and partnership interests of certain of the borrower's subsidiaries; and

    - liens on substantially all of the assets of the borrower and the borrower's restricted subsidiaries including FCC licenses, but only to the extent such licenses can be pledged under applicable law.

    We are required to amortize the Term A Facility with quarterly principal payments of $5.0 million commencing June 30, 2001, increasing over the term of the loan to quarterly principal payments of $25.0 million. We are required to amortize the Term B Facility with quarterly principal payments of $375,000 from March 31, 2000 through December 31, 2006 and with quarterly principal payments of $34.9 million during 2007. The company is required to amortize the additional $125.0 million portion of the Term B Facility with quarterly principal payments of $312,500 from June 30, 2000, through March 31, 2007 and with quarterly principal amounts of $29.1 million from June 30, 2007 through March 31, 2008. In addition, under certain circumstances, we are required to make prepayments of proceeds received from significant asset sales, new borrowings and sales of equity, other than this offering, and a portion of excess cash flow. We have the right to prepay the credit facility in whole or in part at any time. As of September 30, 2000, we had $705.3 million outstanding under the credit facility.

    Our new credit facility imposes a number of restrictive covenants that, among other things, limit our ability to incur additional indebtedness, create liens, make capital expenditures and pay dividends.

    Our subsidiary, Sygnet Wireless, Inc., is a party to a credit agreement for an aggregate of $362.8 million, consisting of a $42.5 million revolving credit facility and $320.3 million of term loan facilities. Interest on the revolving credit facility and the term loan facilities is based on a prime rate or a LIBOR formula, and has ranged between 8.3% and 10.0% since inception. As of September 30, 2000, we had $341.3 million outstanding under the Sygnet credit facilities and we had $21.5 million of availability under the Sygnet credit facilities.

    The obligations under the Sygnet credit facilities are secured by a pledge of the capital stock of Dobson/Sygnet's operating subsidiary as well as a lien on substantially all of the assets of Dobson/Sygnet and its operating subsidiary. The Sygnet credit facilities require that Dobson/Sygnet and we maintain certain financial ratios. The failure to maintain these ratios would constitute an event of default, notwithstanding Dobson/Sygnet's ability to meet its debt service obligations. The Sygnet credit facilities amortize quarterly. The $42.5 million revolving credit facility terminates on September 23, 2006. The $320.3 million term loans terminate on December 23, 2007. The weighted average interest rate on the Dobson/Sygnet credit facilities was 10.0% as of September 30, 2000.

    Dobson/Sygnet has outstanding $200.0 million aggregate principal amount of senior notes that mature in 2008. The Dobson/Sygnet notes bear interest at an annual rate of 12.25%, payable semi-annually on each June 15 and December 15, which began June 15, 1999. The Dobson/Sygnet note indenture contains restrictive covenants that, among other things, limit our ability and that of Dobson/Sygnet's subsidiaries to incur additional indebtedness, create liens, pay dividends or make distributions in respect of their capital stock, make investments or certain other restricted payments, sell assets, redeem capital stock, issue or sell stock of restricted subsidiaries, enter into transactions with stockholders or affiliates or effect a consolidation or merger. Of the net proceeds from the sale of these notes, we used $67.7 million, to purchase securities we have pledged to secure the first six semi-annual interest payments on the notes. The restricted cash and investments balance at September 30, 2000, relating to these purchased securities was $35.9 million.

    On January 14, 2000, we repurchased $159.7 million of our outstanding
$160.0 million aggregate principal amount of Senior Notes which mature in April 2007 and accrued interest at an annual rate of 11.75%, payable semi-annually on each April 15 and October 15. We repurchased our outstanding senior notes with funds available under our new credit facility described above.

    On June 15, 2000, we completed the private placement for the $300.0 million principle amount of 10 7/8% Senior Notes due 2010. The offering resulted in net proceeds totaling $290.2 million. We used $207.0 million of the proceeds to repay indebtedness under the revolving credit facility of our subsidiary, Dobson Operating Co. LLC, and will use the remaining balance for working capital and other general corporate purposes.

    As of September 30, 2000, we had issued and outstanding 12.25% senior preferred stock and 13% senior preferred stock with aggregate liquidation values of $323.5 million and $204.2 million, respectively, including accrued stock dividends. Each of the certificates of designation for our senior preferred stock contains several restrictive covenants, which may limit our ability to issue indebtedness in the future.

CAPITAL COMMITMENTS

    Our capital expenditures (excluding cost of acquisitions and discontinued operations) were $99.7 million for the nine months ended September 30, 2000 and we expect our capital expenditures to be approximately $140.0 to $150.0 million for all of 2000. We have not budgeted any amounts to be expended in 2000 with respect to the systems, which may be acquired in acquisitions, or our PCS system. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our cellular systems and whether we consummate additional acquisitions.

    We have agreed to purchase approximately $215.0 million of cell site and switching equipment from Nortel Networks Corp. prior to November 2001. Of this commitment, approximately $97.6 million remained outstanding at September 30, 2000. Under another equipment supply agreement, we agreed to purchase approximately $131.0 million of cell site and switching equipment from Lucent Technologies Inc. by January 13, 2002. Of this commitment, $53.0 million remained outstanding at September 30, 2000. Purchases made under these commitments will be financed using funds available under our credit facilities. We expect to fulfill our purchase commitments under both of these agreements with purchases budgeted for 2000 and 2001.

    The American Cellular joint venture has a bank credit facility of $1.75 billion with Bank of America N.A., as Administrative Agent and a group of participating lenders. As of September 30, 2000 there was approximately
$84.0 million of credit availability under this facility. American Cellular has required, and will likely continue to require, substantial capital to further develop, expand and upgrade its cellular systems. The American Cellular joint venture has budgeted approximately $70.0 to $75.0 million for American Cellular capital expenditures in 2000. If American Cellular does not generate sufficient cash flows from operations or otherwise have sufficient access to capital to meet all of its debt service, capital expenditure, working capital or other operating needs, we may be required to fund our 50% share of any capital needs of the American Cellular joint venture in order to protect our substantial investment in it.

    Although we cannot provide any assurance, assuming successful implementation of our strategy, including the further development of our cellular systems and significant and sustained growth in our cash flows, we believe that borrowings under our new credit facility, the net proceeds from our February 2000 initial public offering, our June 15, 2000 sale of $300.0 million principal amount of 10 7/8% Senior Notes and cash flows from operations should be sufficient to allow us to consummate our pending acquisitions and are expected to be sufficient to satisfy our currently expected capital expenditures, working capital and debt service obligations. Also, we intend to participate in the FCC's reauction of C and F block PCS licenses. We intend to finance any purchases in the reauction with proceeds from the sale to AT&T Wireless of $200.0 million liquidation preference amount of our Class A Convertible Preferred Stock, additional bank credit we may obtain and other equity or debt financing available to us. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments. We currently expect that we may have to refinance our indebtedness at their respective maturities commencing in 2006. We will also need to refinance our mandatory redemption obligations under our senior preferred stock. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all.

EFFECT OF NEW ACCOUNTING STANDARDS

    In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Derivatives and Hedging. SFAS 133 establishes uniform hedge accounting criteria for all derivatives requiring companies to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Under SFAS 133, derivatives will be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value recognized in current earnings.
SFAS 133, as amended by SFAS 137, Derivatives and Hedging-Deferral of the Effective Date of FASB Statement No. 133, will be effective for fiscal years beginning after June 15, 2000. In addition, SFAS 138 was issued in June 2000 as an amendment to SFAS 133 and addresses issues causing implementation difficulties. Under SFAS 133, we would record an asset of $0.62 million relating to our interest rate hedge valuation at September 30, 2000. We have not determined the method of adoption of SFAS 133.

    In December 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements and specifically addresses revenue recognition requirements for nonrefundable fees, such as activation fees, collected by a company upon entering into an arrangement with a customer. On June 26, 2000, Staff Accounting Bulletin No. 101B, was issued and delays the required implementation date for SAB 101 until the quarter ending December 31, 2000. We believe that the impact of this bulletin is not material to our financial position and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. The counterparty is a major financial institution. As of September 30, 2000, we had interest rate protection under various derivative contracts totaling $460 million on our $923.3 million DOC LLC credit facility. The terms of these agreements expire from June 2001 to March 2002. In addition, we have an interest rate hedge on $110 million of our outstanding indebtedness under the Sygnet credit facilities. Increases in interest expense related to the interest rate hedge for the nine months ended September 30, 2000 and 1999 were reflected in income and were immaterial.

    The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Based on our market risk sensitive instruments outstanding at September 30, 2000, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

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

    Not applicable

ITEM 5.  OTHER INFORMATION

    Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    The following exhibits are filed as a part of this report:

             EXHIBIT
             NUMBERS                                  DESCRIPTION                                    METHOD OF FILING
      ---------------------                           -----------                           ----------------------------------
             2.1              Asset Purchase Agreement dated October 9, 1997 between
                                Texas 16 Cellular Telephone Company and Dobson Cellular
                                of Texas, Inc.                                                                       (1) [2.1]
             2.2.1            Stock Purchase Agreement dated November 17, 1997 as amended by Amendment No. 1 thereto effective as of March 18, 1998
                                between the shareholders of Cellular 2000 Telephone Co.
                                listed therein and Dobson Cellular of California, Inc.                            (2) [2.6.1]
             2.2.2            Stock Purchase Agreement dated March 19, 1998 between RSA
                                339, Inc. and AT&T Wireless Services, Inc. and Dobson
                                Cellular of California, Inc.                                                       (2) [2.6.2]
             2.3              Securities Purchase Agreement dated March 25, 1998 between
                                Santa Cruz Cellular Telephone, Inc. and its shareholders
                                and optionholders listed therein and Dobson Cellular of
                                California, Inc.                                                                     (2) [2.7]
             2.4              Agreement and Plan of Merger dated July 28, 1998 between
                                Sygnet Wireless, Inc. and Dobson/Sygnet Operating Company
                                (formerly known as Front Nine Operating Company) (without
                                schedules).                                                                          (3) [2.0]
             2.5              Asset Purchase Agreement dated August 20, 1998, between Ohio
                                Wireless Communications, L.L.C. and Dobson Cellular of
                                Sandusky.                                                                            (4) [2.9]
             2.6              Asset Purchase Agreement dated as of September 2, 1998
                                between A-1 Cellular of Texas, L.P. and Dobson Cellular of
                                Navarro, Inc.                                                                       (4) [2.10]
             2.7              Asset Purchase Agreement dated November 24, 1998 between
                                First Cellular of Maryland, Inc. and Dobson Cellular of
                                Maryland, Inc.                                                                      (4) [2.11]
             2.8              Agreement to furnish unfiled schedules.                                               (4) [2.12]

             EXHIBIT
             NUMBERS                                  DESCRIPTION                                    METHOD OF FILING
      ---------------------                           -----------                           ----------------------------------
             2.9              Asset Purchase Agreement dated September 8, 1999 by and
                                between ACC Arizona Cellular Communications, Inc. and
                                Dobson Cellular of Imperial, Inc.                                                   (9) [2.9]
             2.10             Asset Purchase Agreement dated September 30, 1999 between
                                Alaska 3 Cellular, LLC and Dobson Cellular Systems, Inc.                           (9) [2.10]
             2.11             Agreement and Plan of Merger dated October 5, 1999 among ACC
                                Acquisition LLC, ACC Acquisition Co. and American Cellular
                                Corporation.                                                                       (9) [2.11]
             2.12             Asset Purchase Agreement dated October 6, 1999 between
                                Pacific Telecom Cellular of Alaska RSA 1, Inc. and Dobson
                                Cellular Systems, Inc.                                                             (9) [2.12]
             2.13             Asset Purchase Agreement dated October 25, 1999 between
                                Trillium Cellular Corp., Interstate Cellular Holdings
                                Corp., Universal Telecell, Inc. (d/b/a Unitel Wireless
                                Communications Systems, Inc.) and Dobson Cellular Systems,
                                Inc.                                                                               (9) [2.13]
             2.14             License Acquisition Agreement dated November 9, 1999 among
                                DCC PCS, Inc., Royal Wireless, L.L.C., Arnage Wireless,
                                L.L.C. and (with respect to Section 10.12 only) AT&T
                                Wireless Services, Inc.                                                            (9) [2.14]
             2.15             Agreement and Plan of Recapitalization among Dobson
                                Communications Corporation, Dobson Operating Company,
                                Dobson CC Limited Partnership, Russell L. Dobson, J.W.
                                Childs Equity Partners II, L.P., AT&T Wireless, Inc. and
                                the other stockholders of Dobson Communications
                                Corporation's Class A Common Stock and Class D Preferred
                                Stock.                                                                             (9) [2.15]
             2.16             Asset Purchase Agreement for Michigan 10.                                            (9) [2.16]
             2.17             Asset Purchase Agreement dated January 5, 2000 for Texas 9 by and between Lone Star Cellular, Inc., PCM, Inc. and
                                Dobson Cellular Systems, Inc.                                                      (9) [2.17]
             2.18             AT&T Stock Purchase Agreement dated February 4, 2000.                                (9) [2.18]
             3.1              Registrant's Amended and Restated Certificate of
                                Incorporation.                                                                      (9) [3.1]
             3.2              Registrant's Amended and Restated Bylaws.                                             (9) [3.2]
             4.1              Credit Agreement among the Agents and Lenders named therein and Dobson/Sygnet Operating Company, dated as of
                                December 23, 1998.                                                                  (4) [4.4]
             4.2              $17.5 million Term Loan Agreement between Dobson Tower
                                Company and NationsBank, N.A. dated as of December 23,
                                1998.                                                                               (4) [4.5]
             4.3              Amended, Restated, and Consolidated Revolving Credit and
                                Term Loan Agreement dated as of January 18, 2000 among
                                Dobson Operating Company, Banc of America Securities, LLC,
                                Bank of America, N.A., Lehman Commercial Paper Inc. and TD
                                Securities (USA) Inc., and First Union National Bank and
                                PNC Bank, National Association, and the Lenders.                                    (9) [4.6]
             4.4              Indenture dated as of February 28, 1997 between the
                                Registrant, as Issuer, and United States Trust Company of
                                New York, as Trustee.                                                               (6) [4.6]

             EXHIBIT
             NUMBERS                                  DESCRIPTION                                    METHOD OF FILING
      ---------------------                           -----------                           ----------------------------------
             4.5              Escrow and Security Agreement dated February 28, 1997 among the Registrant as Pledgor, and Morgan Stanley & Co.
                                Incorporated, Alex. Brown & Sons Incorporated, First Union
                                Capital Markets, and NationsBanc Capital Markets, Inc., as
                                Placement Agents, and United States Trust Company of New
                                York, as Trustee.                                                                   (6) [4.9]
             4.6              Indenture dated December 23, 1998 between Dobson/Sygnet
                                Communications Company, as Issuer, and United States Trust
                                Company of New York, as Trustee.                                                     (3) [4.1]
             4.7              Collateral Pledge and Security Agreement dated December 23,
                                1998 between Dobson/Sygnet Communications Company, as
                                Pledgor, and NationsBanc Montgomery Securities LLC, Lehman
                                Brothers Inc., First Union Capital Markets, a division of
                                Wheat First Securities, Inc. and TD Securities (USA) Inc.,
                                as Initial Purchasers, and United States Trust Company of
                                New York, as Trustee.                                                              (4) [4.18]
             4.8              Form of Common Stock Certificate.                                                    (9) [4.16]
             4.9              Indenture dated June 22, 2000 by the Registrant and United
                                States Trust Company of New York, as Trustee                                         (10) [4]
            10.1.1*           Registrant's 1996 Stock Option Plan, as amended.                                   (4) [10.1.1]
            10.1.2*           Form of 2000-1 Amendment to the DCC 1996 Stock Option Plan.                        (9) [10.1.3]
            10.1.3*           Form of Dobson Communications Corporation 2000 Stock
                                Incentive Plan.                                                                  (9) [10.1.4]
            10.2.2            Promissory Note dated February 10, 1997 of G. Edward Evans in the amount of $300,000 in favor of Western Financial
                                Services Corp.                                                                   (6) [10.2.1]
            10.2.3            Stock Purchase Agreement, dated December 23, 1998 among the
                                Registrant, the Fleet Investors and the other entities
                                listed therein.                                                                  (4) [10.2.5]
            10.2.4            Asset Purchase Agreement dated December 23, 1998 by and
                                between Sygnet Communications, Inc. and Dobson Tower
                                Company.                                                                         (4) [10.2.6]
            10.2.5.1          Asset Purchase Agreement dated July 6, 1999 by and among
                                American Tower Corporation, American Tower, LP, Dobson
                                Tower Company and the Registrant as Sole Shareholder of
                                Dobson Tower, as amended.                                                      (9) [10.2.6.1]
            10.2.6            Master Site License Agreement dated December 23, 1998 by and between Sygnet Communications, Inc. and Dobson Tower
                                Company.                                                                         (4) [10.2.7]
            10.3.1*           Letter dated June 3, 1996 from Registrant to Bruce R.
                                Knooihuizen describing employment arrangement.                                   (6) [10.3.2]
            10.3.2*           Letter dated October 15, 1996 from Fleet Equity Partners to
                                Justin L. Jaschke regarding director compensation.                               (6) [10.3.3]
            10.3.3*           Letter dated December 26, 1996 from Registrant to G. Edward
                                Evans describing employment arrangement.                                         (6) [10.3.1]
            10.3.4*           Letter dated September 16, 1997 from Registrant to William
                                J. Hoffman, Jr. describing employment arrangement.                                (2) [10.3.4]
            10.3.5*           Letter dated October 28, 1997 from Registrant to R. Thomas
                                Morgan describing employment arrangement.                                         (2) [10.3.5]
            10.3.6*           Letter dated August 25, 1998 from Registrant to Richard D.
                                Sewell, Jr. describing employment arrangement.                                   (4) [10.3.6]

             EXHIBIT
             NUMBERS                                  DESCRIPTION                                    METHOD OF FILING
      ---------------------                           -----------                           ----------------------------------
            10.3.7*           Consulting Agreement dated December 21, 1998 between
                                Registrant and Albert H. Pharis, Jr.                                             (4) [10.3.7]
            10.3.8*           Consulting Agreement dated August 15, 1998 between the
                                Registrant and Russell L. Dobson and Addendum thereto
                                dated October 1, 1998.                                                           (9) [10.3.8]
            10.3.9*           Letter dated September 24, 1998 from Registrant to Craig T.
                                Sheetz describing employment arrangement.                                        (9) [10.3.9]
            10.4.1            North American Cellular Network Services Agreement dated
                                August 26, 1992 between North American Cellular Network,
                                Inc. and Dobson Cellular Systems, Inc.                                           (6) [10.4.2]
            10.4.2            General Purchase Agreement dated January 13, 1998 between
                                Lucent Technologies, Inc. and Dobson Cellular Systems,
                                Inc.                                                                              (2) [10.4.7]
            10.4.3            Amendment No. 1 to General Purchase Agreement between the
                                Registrant and Lucent Technologies, Inc.                                        (11) [10.4.3]
            10.4.4            Operating Agreement dated January 16, 1998 between AT&T
                                Wireless Services, Inc. and Dobson Cellular Systems, Inc.                        (9) [10.4.4]
            10.4.5            Fourth Amended General Purchase Agreement dated January 5,
                                1999 between Northern Telecom Inc. and Registrant.                                (2) [10.4.8]
            10.4.6            Fifth Amended General Purchase Agreement between Northern
                                Telecom Inc. and Registrant                                                     (11) [10.4.6]
            10.4.7            Sixth Amended General Purchase Agreement between Nortel
                                (formerly Northern Telecom) and Registrant                                      (11) [10.4.7]
            10.6              Second Amended and Restated Partnership Agreement of Gila
                                River Cellular General Partnership dated September 30,
                                1997.                                                                              (8) [10.8]
            10.7.1            Investment and Transaction Agreement, dated December 23,
                                1998, among the Registrant, Dobson CC Limited Partnership
                                and J. W. Childs Equity Partners II, L.P. (without
                                exhibits).                                                                       (4) [10.8.1]
            10.7.2            Stockholder and Investor Rights Agreement, dated
                                December 23, 1998 among the Registrant and the
                                shareholders listed therein, (without exhibits).                                 (4) [10.8.2]
            10.7.2.1          Amendment to Stockholder and Investors Rights Agreement,
                                dated April 13, 1999 among the Registrant and the
                                Shareholders listed therein (without exhibits).                                (4) [10.8.2.1]
            10.7.2.2          Amended and Restated Stockholders and Investor Rights
                                Agreement dated September 17, 1999 by and among the
                                Registrant and the Cash Equity Investors, as listed and
                                defined therein (without exhibits).                                            (9) [10.7.2.2]
            10.7.2.3          Stockholder and Investor Rights Agreement dated January 31,
                                2000 among the Registrant and the Shareholders listed
                                therein (without exhibits).                                                    (9) [10.7.2.3]
            10.7.3            Investors Agreement, dated December 23, 1998, among the
                                Registrant, and certain shareholders of Sygnet Wireless,
                                Inc. and their affiliates listed therein.                                        (4) [10.8.3]
            10.8              License Agreement dated February 15, 1999 between Registrant
                                and H.O. Systems, Inc.                                                             (7) [10.9]

             EXHIBIT
             NUMBERS                                  DESCRIPTION                                    METHOD OF FILING
      ---------------------                           -----------                           ----------------------------------
            10.9*             Form of Dobson Communications Corporation Director
                                Indemnification Agreement.                                                         (9) [10.9]
            10.10             Agreement and Plan of Reorganization and Corporation
                                Separation.                                                                       (9) [10.10]
            10.11             Agreement by and among Dobson Communications Corporation and
                                Dobson's shareholders regarding the distribution of Logix
                                Communications Enterprises, Inc. stock.                                           (9) [10.11]
            10.12             Registration Rights Agreement dated June 22, 2000 between
                                Dobson Communications Corporation, Banc of America
                                Securities LLC, Lehman Brothers Inc. and Deutsche Bank
                                Securities Inc.                                                                   (10) [10.1]
            10.13             Amendment, Waiver and Consent to the Dobson Operating Co.
                                credit agreement dated as of June 19, 2000 among Dobson
                                Operating Co., L.L.C., as Borrower, Bank of
                                America, N.A., as Administrative Agent, Required Lenders
                                and Guarantors                                                                    (10) [10.2]
            10.14             Stock Purchase Agreement Between AT&T Wireless
                                Services, Inc. and Dobson Communications Corporation dated
                                as of November 6, 2000.                                                                    (5)
            27                Financial Data Schedule-Nine Months Ended September 30, 2000                                 (5)

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

(5) Filed herewith.

(6) Filed as an exhibit to the Registrant's Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

(7) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 as the exhibit number indicated in brackets and incorporated by reference herein.

(8) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on October 15, 1997 and amended on November 6, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

(9) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-90759), as the exhibit number indicated in brackets and incorporated by reference herein.

(10) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on July 6, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(11) Filed as an exhibit to the Registrants' Registration Statement on Form S-4/A (Registration No. 333-41512), as the exhibit number indicated in brackets and incorporated by reference herein.

    (b) Reports on Form 8-K

    The Company filed a Current Report on Form 8-K on July 6, 2000, which reported the completion of a private offering under Rule 144A and Regulation S of $300 million of 10 7/8% senior notes due 2010 under "Item 5. Other Events."

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              DOBSON COMMUNICATIONS CORPORATION
                                                                        (registrant)

Date: November 10, 2000                                               /s/ EVERETT R. DOBSON
                                                            -----------------------------------------
                                                                        Everett R. Dobson
                                                            CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                                                                        EXECUTIVE OFFICER

Date: November 10, 2000                                              /s/ BRUCE R. KNOOIHUIZEN
                                                            -----------------------------------------
                                                                       Bruce R. Knooihuizen
                                                            VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                                                  (PRINCIPAL FINANCIAL OFFICER)