Form 10-K405
period 2000-12-31
DOBSON COMMUNICATIONS CORP
filed 2001-03-29
CIK 1035985

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES
                         EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

    13439 NORTH BROADWAY EXTENSION
               SUITE 200
        OKLAHOMA CITY, OKLAHOMA
    (Address of principal executive                           73114
               offices)                                     (Zip Code)

                                 (405) 529-8500
              (Registrant's telephone number, including area code)

                            ------------------------

            Securities registered pursuant to 12(b) of the Act: None

              Securities registered pursuant to 12(g) of the Act:

                              TITLE OF EACH CLASS
                                ---------------
                     CLASS A COMMON STOCK, $.001 PAR VALUE

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 15, 2001, there were 28,800,877 shares of registrant's $.001 par value Class A Common Stock outstanding and 65,311,716 shares of the registrant's $.001 par value Class B Common Stock outstanding. Based upon the closing price for the common stock on the Nasdaq National Market on March 15, 2001, the aggregate market value of common stock held by non-affiliates of the registrant as of March 15, 2001 was approximately $514,815,676.

    DOCUMENTS INCORPORATED BY REFERENCE: The information called for by Part III is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       DOBSON COMMUNICATIONS CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                               TABLE OF CONTENTS

        ITEM
       NUMBER                                                                           PAGE
---------------------                                                                 --------
                                       PART I
          1             Business....................................................      2
          2             Properties..................................................     21
          3             Legal Proceedings...........................................     22
          4             Submission of Matters to a Vote of Security Holders.........     22

                                      PART II
          5             Market for Registrant's Common Equity and Related
                        Stockholder Matters.........................................     22
          6             Selected Financial Data.....................................     22
          7             Management's Discussion and Analysis of Financial Condition
                        and
                        Results of Operations.......................................     25
         7A             Quantitative and Qualitative Disclosures About Market
                        Risk........................................................     36
          8             Financial Statements and Supplementary Data.................     37
          9             Changes in and Disagreements with Accountants on Accounting
                        and
                        Financial Disclosure........................................     75

                                      PART III
         10             Directors and Executive Officers of the Registrant..........     75
         11             Executive Compensation......................................     75
         12             Security Ownership of Certain Beneficial Owners and
                        Management..................................................     75
         13             Certain Relationships and Related Transactions..............     75

                                      PART IV
         14             Exhibits, Financial Statement Schedules, and Reports on Form
                        8-K.........................................................     76

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    At December 31, 2000 our wireless telephone systems covered a total population of approximately 7.1 million and we had approximately 654,000 subscribers with an aggregate market penetration of approximately 9.3%. We began providing wireless telephone service in 1990 in Oklahoma and the Texas Panhandle. We have expanded our wireless operations rapidly since then, primarily through the acquisition of rural and suburban wireless systems. Since 1996, we have completed 23 acquisitions of wireless licenses and systems, thus, expanding the geographic scope of our operations. We have upgraded all of our systems to digital technology and now offer digital voice and digital feature service, to 100% of our covered population. For the year ended December 31, 2000, we had total revenues of $521.9 million, a net loss applicable to common stockholders of $271.5 million and a net loss applicable to common stockholders per common share of $3.04. At December 31, 2000, on a consolidated basis, we had approximately $1.7 billion of indebtedness and stockholders' equity of approximately $100.1 million. We expect to incur significant additional indebtedness to fund our capital needs in the future as we continue to acquire, develop and construct our wireless systems and grow our subscriber base.

    We believe that owning and operating a mix of rural and suburban wireless systems provides strong growth opportunities because we believe these systems currently have lower penetration rates, higher subscriber growth rates, a higher proportion of roaming revenues and less competition for subscribers than wireless systems located in larger metropolitan areas. We focus on acquiring underdeveloped wireless systems that are adjacent to major metropolitan areas, which include a high concentration of expressway corridors and roaming activity.

    We have a strategic relationship with AT&T Wireless Services, Inc. which is one of our stockholders. Through this relationship, we have a coast-to-coast roaming agreement that allows our customers to utilize wireless systems owned by AT&T Wireless, and customers of AT&T Wireless to utilize our wireless systems. We also have roaming agreements with Verizon Wireless, Cingular Wireless and other wireless providers.

    On February 25, 2000, we and AT&T Wireless, through our equally-owned joint venture, acquired American Cellular Corporation for approximately $2.5 billion, including fees and expenses. American Cellular's systems cover a total population of approximately 4.9 million, and as of December 31, 2000 it had approximately 554,400 subscribers with an aggregate market penetration of approximately 11.3%. American Cellular serves markets in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, Tennessee, West Virginia and Wisconsin. Since completing this acquisition, we have been operating American Cellular's systems. American Cellular's management organization, billing system, network infrastructure and marketing programs are substantially similar to ours.

    The Federal Communications Commission recently concluded an auction of 10 MHz and 15 MHz licenses in the C and F blocks in a number of markets, and our wholly-owned subsidiary was the winning bidder for 14 of the auctioned licenses. The FCC is currently considering our subsidiary's post-auction application for a grant of those licenses, as well as legal challenges to this application. If our subsidiary is granted all 14 licenses, our total cost of the licenses will be $546.1 million, and the total population covered by our licenses will increase by 19.3 million.

STRATEGY

    We have developed organizational, marketing and operational programs designed to increase the number and retention of our subscribers, promote superior customer service, control subscriber acquisition costs and enhance operating cash flow in our markets. We intend to apply these programs to the properties we acquire.

    Our strategy is to capitalize on our competitive strengths and acquire, develop and operate rural and suburban wireless systems. The principal elements of our strategy include:

    - CONTINUE TO GROW THROUGH DISCIPLINED ACQUISITIONS. We intend to acquire additional wireless operations in RSAs and smaller MSAs that: have attractive demographics and growth trends; have a favorable competitive environment; are located adjacent to major metropolitan areas; include a high concentration of expressway corridors that have a significant amount of roaming activity; and have the potential to further develop strategic relationships with operators of neighboring wireless systems and the ability to offer service under a leading brand name.

    - INTEGRATE ACQUIRED OPERATIONS. We intend to integrate the operations of wireless systems we acquire, with our existing operations to achieve economies of scale. We believe that these increased efficiencies will come from the consolidation and centralized control of pricing, customer service and marketing, system design, engineering, purchasing, financial and administrative functions and billing functions. We expect to consolidate American Cellular's call service centers and one or more of our call centers. We intend to use our increased leverage in negotiating prices and services from third party service providers and equipment vendors.

    - CONTINUE TO INCREASE SYSTEM CAPACITY AND COVERAGE AND FURTHER UPGRADE OUR SYSTEMS THROUGH THE IMPLEMENTATION OF ADVANCED TECHNOLOGY. We believe that increasing capacity and upgrading our systems will attract additional subscribers, increase the use of our systems by existing subscribers, increase roaming activity and further enhance the overall efficiency of our network. We have upgraded all of our systems to digital technology and now offer digital voice and digital feature services to 100% of our covered population. We completed the upgrade of our wireless systems to digital technology to enable us to increase roaming, serve the increasing number of digital subscribers and personal communications service subscribers with multimode phones, and provide value-added, high margin, enhanced capabilities, including caller ID, longer battery life and zone billing.

    - EXPAND STRATEGIC RELATIONSHIPS. We intend to maintain and expand strategic relationships with operators of wireless systems in major MSAs near our wireless systems. These relationships include roaming agreements that allow our subscribers to use the wireless systems of operators in neighboring MSAs and RSAs at favorable rates. Under these agreements, similar benefits are available to the MSA operators' subscribers roaming in our areas. In addition, we deploy digital technology in our system area that is the same as that selected by our roaming partners in the neighboring MSA. We primarily market our products and services under the CELLULAR ONE-Registered Trademark- brand name. The CELLULAR
      ONE-Registered Trademark- brand name is the predominant brand name used in many of our neighboring MSA's. We believe these strategic relationships and agreements enable us to increase our roaming revenues, offer our subscribers larger "home rate" areas and leverage the recognized brand names of our roaming partners and their extensive marketing efforts.

    - AGGRESSIVELY MARKET AND PROMOTE OUR WIRELESS SERVICES IN OUR LOCAL MARKETS. Our marketing objective is to continue our service quality, local sales presence and commitment to the community. Our sales efforts are conducted primarily through our retail outlets and our direct sales force and, to a lesser extent, through independent agents. Our local management teams have day-to-day operating authority with the flexibility to respond to individual market requirements. Their presence fosters a sense of customer service and community spirit. In addition, we believe that our marketing and customer service functions are more effective when tailored to the local market population.

    - USE HIGHLY TARGETED SALES EFFORTS. We seek to attract subscribers who we believe are likely to generate high monthly revenues and low churn rates. Local management conducts market research to identify and design marketing programs to attract these subscribers and tailor distinctive rate plans and roaming rates to emphasize the quality, value and advantage of our services.

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

2000 HIGHLIGHTS

FINANCING ACTIVITIES

    On January 14, 2000, we obtained a new $800.0 million credit facility which was used primarily to:

    - consolidate the indebtedness of two of our previous credit facilities:

    - fund the repurchase of $159.7 million principal amount of our 11.75% senior notes due 2007; and

    - pay the cash portion of the costs of certain of our new acquisitions.

    On January 14, 2000, we completed a tender offer for $159.7 million principal amount of our $160 million principal amount of our 11.75% senior notes for approximately $188.4 million.

    On February 9, 2000, we completed the initial public offering of
25.0 million shares of our Class A common stock and the sale of an additional
1.5 million shares of Class A common stock to AT&T Wireless, for net proceeds of $549.5 million. We used $53.3 million of the net proceeds to pay accrued dividends on, and redeem, our Class D preferred stock and Class E preferred stock. We used an additional $402.5 million as a capital contribution to our joint venture with AT&T Wireless to acquire American Cellular. We used the balance of the net proceeds for working capital and other general corporate purposes.

    On June 15, 2000, we completed a private placement for the $300.0 million principal amount of 10 7/8% Senior Notes due 2010. The private placement resulted in net proceeds totaling $290.2 million. We used $207.0 million of the proceeds to repay indebtedness under the revolving credit facility of our subsidiary, Dobson Operating Co. LLC, and used the remaining balance for working capital and other general corporate purposes.

DISCONTINUED OPERATIONS

    On January 24, 2000, we distributed the stock of Logix Communications Enterprises, Inc. ("Logix") to certain of our stockholders.

RECAPITALIZATION

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

    - the retirement of our Class A preferred stock; and

    - the creation of a new Class D common stock to be issued upon the exercise of options under our 1996 stock option plan

OPERATIONS

    The following information relates to both us and American Cellular since we manage 100% of American Cellular, thus, offering substantially identical products and services and providing substantially identical customer service and marketing. The following tables set forth information with respect to our and American Cellular's existing wireless markets. Information with respect to populations in our licensed areas are as of December 31, 2000 and are management's estimates based upon Kagan's 1999 Cellular/PCS Pop Book Disk, Paul Kagan Associates, Inc., Carmel, California, adjusted to exclude those portions of our RSAs and MSAs not covered by our licenses. Net population represents total population less minority ownership interests in our licenses. Information with respect to subscribers are management estimates as of December 31, 2000. We determine market penetration by dividing total subscribers in each of our FCC wireless licensed areas at the end of the period by the estimated total population covered by the applicable wireless license or authorization.

MARKETS AND SYSTEMS--DOBSON COMMUNICATIONS

    The following table sets forth information with respect to our existing markets.

                                                                TOTAL                          TOTAL        MARKET
                                                              POPULATION   NET POPULATION   SUBSCRIBERS   PENETRATION
                                                              ----------   --------------   -----------   -----------
MARKETS:
NORTHERN REGION
Youngstown (Youngstown, OH MSA, Sharon, PA MSA, PA 1 RSA and
  OH 11 RSA)................................................  1,006,000       1,006,000
OH 2 RSA....................................................    262,000         262,000
Erie (Erie, PA MSA).........................................    280,000         280,000
PA (PA 2, 6 and 7 RSAs).....................................    595,000         595,000
NY 3 RSA....................................................    481,000         481,000
                                                              ---------       ---------
  Total.....................................................  2,624,000       2,624,000       276,700        10.5%
                                                              ---------       ---------
CENTRAL REGION
Northwest OK (Enid, OK MSA and OK 2 RSA)....................    106,000         106,000
OK 5 and 7 RSAs.............................................    157,000         101,000
TX 2 RSA....................................................     89,000          55,000
KS/MO (KS 5 RSA, MO 1, 2, 4 and 5 RSAs).....................    268,000         268,000
TX 16 RSA...................................................    336,000         336,000
TX 10 RSA...................................................    320,000         320,000
TX 9 RSA....................................................    191,000         191,000
OK 6 RSA....................................................    221,000         221,000
                                                              ---------       ---------
  Total.....................................................  1,688,000       1,598,000       133,300         7.9%
                                                              ---------       ---------
WESTERN REGION
AZ 5 RSA....................................................    183,000         137,000
AZ 1 RSA....................................................    135,000         135,000
CA 7 RSA....................................................    144,000         144,000
CA 4 RSA....................................................    368,000         368,000
Santa Cruz, CA MSA..........................................    251,000         219,000
AK 1 RSA....................................................    113,000         113,000
AK 3 RSA....................................................     74,000          74,000
                                                              ---------       ---------
Total.......................................................  1,268,000       1,190,000       103,000         8.1%
                                                              ---------       ---------
EASTERN REGION
West MD (Cumberland, MD MSA, Hagerstown, MD MSA, MD 1 and 3
  RSAs, and PA 10 West RSA).................................    494,000         494,000
East MD (MD 2RSA)...........................................    455,000         455,000
GA 1 RSA....................................................    237,000         237,000
                                                              ---------       ---------
  Total.....................................................  1,186,000       1,186,000       103,600         8.7%
                                                              ---------       ---------
UPPER MIDWEST REGION
MI 3 RSA....................................................    166,000         166,000
MI 10 RSA...................................................    138,000         138,000
                                                              ---------       ---------
  Total.....................................................    304,000         304,000        37,400        12.3%
                                                              ---------       ---------       -------
    Total--Dobson regions combined..........................  7,070,000       6,902,000       654,000         9.3%
                                                              =========       =========       =======

    The FCC recently completed an auction of 10 MHz and 15 MHz licenses in the C and F Blocks in a number of markets, and a subsidiary of ours was a winning bidder on 14 of those licenses. If our subsidiary is granted the licenses, the total population covered by our licenses will increase by 19.3 million.

MARKETS AND SYSTEMS--AMERICAN CELLULAR

    The following table sets forth information with respect to American Cellular's existing markets.

                                                      TOTAL         NET          TOTAL        MARKET
                                                    POPULATION   POPULATION   SUBSCRIBERS   PENETRATION
                                                    ----------   ----------   -----------   -----------
MARKETS:
UPPER MIDWEST REGION
  Alton, IL MSA...................................     23,000       20,000
  MI 1 RSA........................................    198,000      198,000
  Duluth MN MSA...................................    247,000      247,000
  MN 2A RSA.......................................     31,000       31,000
  MN 3 RSA........................................     58,000       58,000
  MN 4 RSA........................................     15,000       15,000
  MN 5 RSA........................................    214,000      214,000
  MN 6 RSA........................................    257,000      257,000
  Eau Claire WI MSA...............................    145,000      139,000
  Wausau WI MSA...................................    126,000      121,000
  WI 1 RSA........................................    109,000      109,000
  WI 2 RSA........................................     85,000       85,000
  WI 3 RSA........................................    138,000      138,000
  WI 4 RSA........................................    119,000      119,000
  WI 5 RSA........................................     80,000       80,000
  WI 6 RSA........................................     32,000       32,000
                                                    ---------    ---------
    Total.........................................  1,877,000    1,863,000      233,700        12.5%
                                                    ---------    ---------
EASTERN REGION
  Orange County NY MSA............................    330,000      330,000
  Poughkeepsie NY MSA.............................    264,000      253,000
  NY 5 RSA........................................    378,000      378,000
  NY 6 RSA........................................    112,000      112,000
  OH 7 RSA........................................    258,000      258,000
  OH 10 RSA.......................................     65,000       65,000
  KY 4 RSA........................................    252,000      252,000
  KY 5 RSA........................................    161,000      161,000
  KY 6 RSA........................................    268,000      268,000
  KY 8 RSA........................................    120,000      120,000
  PA 9 RSA........................................    187,000      187,000
  TN 4 RSA........................................    273,000      273,000
  WV 2 RSA........................................     78,000       78,000
  WV 3 RSA........................................    266,000      266,000
                                                    ---------    ---------
    Total.........................................  3,012,000    3,001,000      320,700        10.6%
                                                    ---------    ---------      -------
      Total--American Cellular regions combined...  4,889,000    4,864,000      554,400        11.3%
                                                    =========    =========      =======

    On January 18, 2001, American Cellular began operating wireless systems in southeast Kansas and northeast Oklahoma, which will cover a combined population of approximately 250,000.

PRODUCTS AND SERVICES

    We provide a variety of wireless services and products designed to address a range of business and personal needs. In addition to mobile voice and data transmission, we offer ancillary services such as call forwarding, call waiting, caller ID, three-party conference calling, voice message storage and retrieval, message waiting indicator, sleep mode for longer battery life and no-answer transfer. The nature of the services we offer varies depending upon market area. We also sell wireless equipment at discount prices and use free phone promotions as a way to encourage use of our mobile services. We offer wireless service for a fixed monthly access fee accompanied by varying allotments of unbilled or free minutes, plus additional variable charges per minute of use and for custom calling features. We offer longer-term pricing programs under single year and, to a lesser extent, multi-year service contracts. Unlike some of our competitors, we design rate plans on a market-by-market basis. Our local general managers generally have the authority to initiate and modify rate plans, depending upon the market and competitive conditions. Generally, these rate plans include a high-volume user plan, a medium-volume user plan, a basic plan and an economy plan.

CUSTOMER SERVICE

    Customer service is an essential element of our marketing and operating philosophies. We are committed to attracting new subscribers and retaining existing subscribers by providing consistently high-quality customer service. In each of our service areas, we maintain installation and repair facilities and a local staff, including a market manager and customer service, technical and sales representatives. In each of our service areas, we handle our own customer-related functions, such as customer activations, account adjustments and rate plan changes. We believe our local offices and installation and repair facilities enhance our knowledge of local markets and enable us to better serve customers, schedule installations and make repairs. Through the use of centralized monitoring equipment, we are able to centrally monitor the technical performance of our wireless service areas.

    In addition, our customers generally are able to report wireless telephone service or account problems 24 hours a day to our regional customer service centers on a toll-free access number with no airtime charge. We believe that our emphasis on customer service affords us a competitive advantage over our larger competitors. We contact our subscribers frequently in order to evaluate and measure, on an ongoing basis, the quality and competitiveness of our services.

SALES, MARKETING AND DISTRIBUTION

    We focus our marketing program on attracting subscribers who we believe are likely to generate high monthly revenues and low churn rates. We undertake extensive market research to identify and design marketing programs to attract these subscribers and tailor distinctive rate plans and roaming rates to emphasize the quality, value and advantage of our wireless service. We have established marketing alliances with neighboring wireless systems to create larger home rate areas in order to increase our roaming revenues and to attract new subscribers. We market our service offerings primarily through our direct sales force and company-owned retail stores. We also use a network of dealers and other agents, such as electronics stores, car dealerships and department stores. In addition to these traditional channels, our marketing team continuously evaluates other, less traditional, methods of distributing our services and products, such as targeted telemarketing and direct mail programs.

    We market our products and services under national brand names and, in selected markets, our own brand name. The service mark we select for use in each of our markets depends, to a large extent, upon the service mark used by the principal wireless operator in the neighboring metropolitan areas.

    We train and compensate our sales force in a manner designed to stress the importance of customer service, high penetration levels and minimum acquisition costs per subscriber. We believe that our direct sales force is better able to select and screen new subscribers and select pricing plans that realistically match subscriber means and needs than our independent agents. In addition, we motivate our direct sales force to sell appropriate rate plans to subscribers, thereby reducing churn, by linking payment of commissions to subscriber retention. As a result, we believe that our use of a direct sales force keeps marketing costs low both directly, because commissions are lower, and indirectly, because subscriber retention is higher than when we use independent agents. We and American Cellular had approximately 160 and 120 direct sales representatives, as of December 31, 2000, respectively.

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

    We and American Cellular operated approximately 165 and 90 retail outlets, as of December 31, 2000, respectively. Most of our retail stores are fully equipped to handle customer service and telephone maintenance. Some of these stores are also authorized warranty repair centers. Our stores provide subscriber-friendly retail environments, including extended hours, a large selection of products and services, a well-trained sales staff and convenient locations, which are designed to make the sales process quick and easy for the subscriber.

ROAMING

    We believe that regional roaming is an important service component for many subscribers. Accordingly, where possible, we attempt to arrange roaming agreements that allow customers to roam at competitive prices. We believe this increases usage on all wireless systems, including our own. We focus on systems that are adjacent to major metropolitan areas and include a high concentration of expressway corridors, which tend to have a significant amount of roaming activity. The following table lists our principal roaming partners in each of our wireless regions:

REGIONS                                PRINCIPAL WIRELESS ROAMING PARTNERS
-------                                -----------------------------------
Northern Region......................  AT&T Wireless
                                       Cingular
                                       Verizon Wireless

Central Region.......................  AT&T Wireless
                                       Cingular
                                       Verizon Wireless

Western Region.......................  AT&T Wireless
                                       Verizon Wireless

Eastern Region.......................  AT&T Wireless
                                       Cingular
                                       Verizon Wireless

Upper Midwest Region.................  AT&T Wireless
                                       US Cellular

    Our most significant roaming partner is AT&T Wireless. For the year ended December 31, 2000, AT&T Wireless' customers accounted for approximately 43% of our roaming revenue and approximately 31% of American Cellular's roaming revenue, or approximately 19% of our total operating revenue and approximately 12% of American Cellular's operating revenue. Under our roaming agreement with AT&T Wireless, we and AT&T Wireless charge each other favorable roaming rates for each of our respective markets. This rate will decrease over time. The agreement provides for the maintenance by us of certain call features and related services to roaming customers, such as call waiting, call forwarding, three-way calling, caller ID and voice mail. The roaming agreement may be terminated or suspended by either party if the FCC revokes a license covering a material portion of our or AT&T Wireless's markets, either party fails to control subscriber fraud, either party fails to adhere to system technical requirements and upgrades or either party breaches any of the material terms of the roaming agreement. The agreement expires in January 2003 although the rate provision extends until June 2004.

    We also have agreements with the North American Cellular Network ("NACN"), which is the largest wireless telephone network system in the world linking wireless operators throughout the United States and Canada and enabling customers to use their wireless phones to place and receive calls in these areas as easily as they do in their home areas. Through this network, customers are able to receive calls automatically without the use of complicated roaming codes as they roam in more than 5,000 cities and towns in the United States and Canada. In addition, the NACN enables special services such as call forwarding and call waiting to automatically follow subscribers as they travel.

SYSTEM DEVELOPMENT AND TECHNOLOGY

    SYSTEM DEVELOPMENT. We develop or build out our service areas in response to projected subscriber demand and competitive factors by adding voice circuits to existing cell sites and by building new cell sites to increase capacity with an emphasis on improving coverage for hand-held phones in high-traffic areas. We develop projected subscriber service demand for each market area on a cell-by-cell basis.

    We expect our cell site expansion to enable us to continue to add and retain subscribers, enhance subscriber use of our systems, increase roaming traffic due to the large geographic area covered by our network and further enhance the overall efficiency of our systems. We believe that the increased coverage and capacity will continue to have a positive impact on market penetration and subscriber usage.

    DIGITAL TECHNOLOGY. We use two basic protocols in our digital networks. Our primary digital technology or protocol is Time Division Multiple Access, known as TDMA, which divides each channel into three voice circuits providing service to three simultaneous users instead of using the same spectrum for one analog voice circuit. Our other digital technology or protocol is Code Division Multiple Access, known as CDMA, which converts analog voice signals into a wideband coded digital sequence that is transmitted over our network. Our digital services include digital voice circuits, short messaging services, message waiting indicator, increased battery life and caller ID services.

    We have upgraded all of our systems to digital technology and we now offer digital voice and digital feature services to 100% of our covered population. We match the digital protocols of our markets to those used by our roaming partners in adjoining markets in order to increase revenue opportunities.

    BILLING SYSTEM. H.O. Systems, Inc. provides the billing function for all of our wireless operations. Proprietary software furnished by H.O. Systems serves all functions of billing for corporate and retail locations. All administrative and customer maintenance functions are handled in-house. H.O. Systems prints and processes all of our customer invoices. We use software that compliments this billing system, allowing the use of credit, collection and switch interfaces.

SERVICE MARKS

    We own the service mark Dobson Cellular-TM-, which we use in our wireless telephone systems in western Oklahoma and the Texas Panhandle. While we have not attempted to federally register the brand name "Dobson Cellular," we believe that our prior use of this brand name in the limited areas where it is used will enable us to effectively police against any infringing uses of our brand name.

    The following table sets forth the brand names used by us for products and services in each of our regions:

REGIONS                                      SERVICE MARK
-------                                      ------------
Northern Region............................  CELLULAR ONE-Registered Trademark-
                                             AIRTOUCH-TM-
                                             CELLULAR-Registered Trademark-
                                             (through November 2000)

Central Region.............................  Dobson Cellular-TM-
                                             CELLULAR ONE-Registered Trademark-

Western Region.............................  CELLULAR ONE-Registered Trademark-
                                             AIRTOUCH-TM-
                                             CELLULAR-Registered Trademark-
                                             (through May 2001)

Eastern Region.............................  CELLULAR ONE-Registered Trademark-

Upper Midwest Region.......................  CELLULAR ONE-Registered Trademark-

    We use the CELLULAR ONE-Registered Trademark- service mark to identify and promote our wireless telephone service pursuant to licensing agreements with Cellular One Group. We believe we obtain substantial marketing benefits from the name recognition associated with this widely used service mark, both with existing subscribers traveling outside of our service areas and with potential new subscribers moving into our service areas. Licensing and advertising fees are determined based upon the population of the licensed areas. The licensing agreements require us to provide high-quality wireless telephone service to our customers and to maintain a certain minimum overall customer satisfaction rating in surveys commissioned by the licensor. The licensing agreements have original five-year terms that began expiring in 2000 and may be renewed at our option, subject to the satisfaction of certain operating standards, for two additional five-year terms.

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

COMPETITIVE STRENGTHS/COMPETITION

    We believe that our competitive strengths are:

    - ESTABLISHED OPERATING HISTORY IN RURAL AND SUBURBAN MARKETS. We began providing wireless telephone service in 1990 in Oklahoma and the Texas Panhandle and since then have rapidly expanded our wireless operations to include systems in rural and suburban markets covering a total managed population of approximately 12.0 million (7.1 million for us alone as of December 31, 2000). We believe that during this time we have gained substantial experience as an operator of wireless systems in rural and suburban markets.

    - PROVEN ACQUISITION AND INTEGRATION CAPABILITIES. Since 1996, we have successfully completed 23 acquisitions of wireless licenses and systems, significantly expanding the geographic scope of our operations. As a result, our total subscribers have increased from approximately 26,600 as of December 31, 1995 to approximately 654,000 as of December 31, 2000. On February 25, 2000, we and AT&T Wireless, through our equally-owned joint venture, acquired American Cellular. As a result, our total managed population and subscribers increased by 4.9 million and 451,700, respectively. We substantially completed the integration of American Cellular's systems and operations by the end of 2000 and have increased the number of American Cellular subscribers to 554,400 as of December 31, 2000 (an increase of 22.7% during the ten-month period).

    - STRONG CURRENT MARKET POSITION. We have significant market share in virtually all of our wireless markets. We distinguish ourselves from our competition by emphasizing digital technology, customer care and a commitment to the local community. We plan to attract additional subscribers by leveraging our strategic relationships, digital technologies, local sales channels and diverse service offering, including national, regional and local rate plans.

    - ATTRACTIVE MARKETS. Our markets are attractive for providing wireless communications services, due in part, to their proximity to markets operated by AT&T Wireless and major metropolitan areas. Our markets have a relatively high density of highway and other traffic corridors and strong tourist activity due to seasonal attractions. Additionally, our markets have demonstrated positive demographic growth trends and generally maintain a high population density relative to other rural service providers.

    - ABILITY TO OFFER A VARIETY OF DIGITAL SERVICES, INCLUDING DIGITAL VOICE AND DIGITAL FEATURE SERVICES TO 100% OF OUR COVERED POPULATION. We have upgraded our network to offer digital voice and digital feature services to 100% of our covered population, which both enhances our attractiveness as a roaming partner to personal communications service and other wireless providers and provides increased services to our current subscribers, including digital voice services.

    - STRATEGIC RELATIONSHIP WITH AT&T WIRELESS. We have a strategic relationship with AT&T Wireless, which is also one of our stockholders. Through this relationship, we have a coast-to-coast roaming agreement that enables our customers to use AT&T Wireless' systems, and AT&T Wireless' customers to use our systems, each at favorable rates. AT&T Wireless customers accounted for approximately 43% of our roaming revenues, or approximately 19% of our total revenues, for the year ended December 31, 2000. In addition, we entered into a joint venture with AT&T Wireless which acquired American Cellular on February 25, 2000, and subsequent to December 31, 2000, we issued 200,000 shares of Series AA Preferred Stock to AT&T Wireless for proceeds of $200 million, which has further expanded the scope of our relationship with AT&T Wireless.

    - EXPERIENCED MANAGEMENT TEAM. We have an experienced management team. Both Everett R. Dobson, our Chairman of the Board and Chief Executive Officer, and G. Edward Evans, our President and Chief Operating Officer, have substantial experience in the wireless communications industry and both are actively involved in the Cellular Telecommunications and Internet Association, the leading wireless industry association.

    We compete with various companies in each of our markets. The following table lists the principal competitors in each of our regions:

REGIONS                                               PRINCIPAL COMPETITORS
-------                                               ---------------------
Northern Region.....................................  Alltel
                                                      Nextel
                                                      Sprint PCS
                                                      Verizon Wireless
                                                      VoiceStream

Central Region......................................  Alltel
                                                      AT&T Wireless
                                                      Charity Cellular
                                                      Cingular Wireless
                                                      Mid-Tex Cellular
                                                      Nextel
                                                      NW Missouri Cellular
                                                      Pioneer Cellular
                                                      Sprint PCS
                                                      Tex SOL PCS
                                                      US Cellular
                                                      VoiceStream
                                                      Western Wireless

Western Region......................................  Alltel
                                                      Centennial Cellular
                                                      Citizens Mojave Cellular
                                                      Nextel
                                                      Pacific Bell PCS
                                                      Sprint PCS
                                                      Verizon Wireless

Eastern Region......................................  Alltel
                                                      Bluegrass Cellular
                                                      Cingular Wireless
                                                      Intelos PCS
                                                      Nextel
                                                      Ramcell, Inc.
                                                      Sprint PCS
                                                      Triton & Tritel PCS
                                                      US Cellular
                                                      Verizon Wireless
                                                      VoiceStream

Upper Midwest Region................................  Centurytel
                                                      Nextel
                                                      NPI Wireless PCS
                                                      Rural Cellular Corp.
                                                      Sprint PCS
                                                      Thumb Cellular
                                                      Verizon Wireless
                                                      VoiceStream

    The telecommunications industry is experiencing significant technological changes, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements and changes in consumer preferences and expectations. Accordingly, we expect competition in the wireless telecommunications industry to be dynamic and intense as a result of the entrance of new competitors and the development of new technologies, products and services. Many of our competitors have been operating for a number of years, operate nationwide systems, currently serve a substantial subscriber base and have significantly greater financial, personnel, technical, marketing, sales and distribution resources than we do. Some competitors are expected to market other services, such as long distance, landline local exchange and internet access service, with their wireless telecommunication service offerings.

    We compete primarily against one other facilities-based wireless carrier in each of our markets. We also compete with personal communications service and enhanced specialized mobile radio providers. We compete for customers based principally upon price, the services and enhancements offered, the quality of our system, customer service, system coverage and capacity. This competition may increase to the extent that licenses are transferred from smaller, stand-alone operators to larger, better capitalized and more experienced wireless operators that may be able to offer consumers certain network advantages.

    AT&T Wireless, Cingular Wireless, Verizon Wireless, Nextel Communications, Sprint PCS, and VoiceStream operate substantially nationwide networks. If any of our roaming partners, including AT&T Wireless, were to acquire a personal communications service license for any of our markets, they could build out personal communications service networks in our markets to provide their customers with wireless service which would reduce our roaming revenues. Any increased competition from personal communications service providers in rural markets covered by our systems could also have the effect of further reducing the roaming rates we could charge. Subject to certain conditions, AT&T Wireless has agreed not to build out personal communications service networks in any of the markets currently served by American Cellular until February 25, 2005, and is subject to other agreements, however, AT&T Wireless is not contractually restricted from building out a competing personal communications service network in our markets.

    We also face, to a lesser extent, competition from mobile satellite service providers, as well as from resellers of these services and wireless service. In the future, we may also compete more directly with traditional landline telephone service providers. The FCC has created potential sources of new competition by auctioning additional personal communications service licenses, as well as licenses for wireless communications services, local multipoint distribution service, 39 GHz service and 220 to 222 MHz service. Further, the FCC has announced plans to auction licenses in the 4.9 GHz, 24 GHz and 700 MHz bands that may be usable for mobile services. The FCC has also recently initiated a rule making proceeding to allocate approximately 200 MHz of additional spectrum to wireless use, much of which can be licensed for commercial wireless purposes. Continuing technological advances in telecommunications make it impossible to predict the extent of future competition. However, due to the depth and breadth of these competitive services offered by operators using these other technologies, future competition from these operators could be intense.

REGULATION

OVERVIEW

    The wireless telecommunications industry is subject to extensive governmental regulation on the federal level and to varying degrees on the state level. The enactment of the Telecommunications Act of 1996 has had an impact on many aspects of this regulation. In addition, this regulation is the subject of administrative rulemakings and judicial proceedings that are significant to us. The following is a summary of the federal laws and regulations that materially affect the wireless telecommunications industry, in general, and us, in particular, and a description of applicable certain state laws. This section does not purport to be a summary of all present and proposed federal, state and local regulations and legislation relating to the wireless telecommunications industry.

FEDERAL REGULATION

    The licensing, construction, modification, operation, ownership and acquisition of cellular telephone and personal communication services ("PCS") systems are subject to regulations and policies of the FCC under the Communications Act of 1934, as amended. The FCC has promulgated rules and regulations governing, among other things, applications to construct and operate cellular communications and PCS systems, applications to transfer control of or assign cellular and PCS licenses and technical and operational standards for the operation of cellular and PCS systems (such as maximum power and antenna height).

    The FCC licenses cellular systems in accordance with 734 geographically defined market areas comprised of 306 MSAs and 428 RSAs. In each market, the frequencies allocated for cellular telephone use are divided into two equal 25 MHz blocks and designated as wireline and non-wireline. Apart from the different frequency blocks, there is no technical difference between wireline and non-wireline cellular systems and the operational requirements imposed on each by the FCC are the same. Under FCC rules, the authorized service area of a cellular provider in each of its markets is referred to as the cellular geographic service area. The cellular geographic service area may conform exactly with the boundaries of the FCC designated MSA or RSA, it may be smaller if a licensee has chosen not to provide services to certain areas, or it may be larger if a licensee has captured otherwise unserved area from an adjacent market. A cellular licensee has the exclusive right to expand its cellular geographic service area boundaries within the licensee's MSA or RSA for a period of five years after grant of the licensee's initial construction permit. At the end of this five-year build-out period, however, other entities may apply to serve portions of the MSA or RSA, of at least 50 square miles, in areas outside the licensee's then designated cellular geographic service area. The five year build-out period has expired for most licensees and the FCC has granted several "unserved area" applications filed by parties other than the original MSA or RSA licensee. No entity may, directly or indirectly, own a controlling interest in, or otherwise have the ability to control, both systems. The FCC may prohibit or impose conditions on transfers of licenses.

    A personal communications service (PCS) system operates under a protected geographic service area license granted by the FCC for either a major trading area or a basic trading area on one of six frequency blocks allocated for broadband PCS service. The FCC has divided the United States and its possessions and territories into personal communications service markets based upon Rand McNally's 493 basic trading areas, all of which are included in the 51 major trading areas. The FCC has allocated 120 MHz of radio spectrum in the 1.8-2.0 GHz band for licensed broadband PCS services. The FCC divided the 120 MHz of spectrum into six individual blocks, two 30 MHz blocks (A and B Blocks) licensed for each of the 51 major trading areas, one 30 MHz block (C Block) licensed for each of the 493 basic trading areas, and three 10 MHz blocks (D, E and F Blocks) licensed for each of the 493 basic trading areas, for a total of more than 2,000 licenses. In 1998, the FCC afforded financially-troubled C Block licensees several debt relief options, including returning all or half of their spectrum to the FCC for reauction in return for a reduction or elimination of their debt obligations. On April 15, 1999, the FCC completed a reauction of PCS licenses in the C, E and F Blocks. Bidders won a total of 302 licenses (179 30 MHz C Block, 115 15 MHz C Block, 6 E Block and 2 F Block). On August 29, 2000, the FCC decided that, for future auctions, the remaining 30 MHz C Block licenses would be reconfigured into three 10 MHz C Block licenses. On January 26, 2001, the FCC completed another reauction of C and F Block licenses. Bidders won a total of 422 licenses (312 10 MHz C Block, 43 15 MHz C Block, and 67 10 MHz F Block). Applications for the final grant of these licenses are currently pending with the FCC.

    The FCC has adopted construction requirements applicable to PCS licenses. All 30 MHz broadband PCS licensees must construct facilities that offer coverage to one-third of the population of their licensed service areas within five years of license grant, and two-thirds of the population within ten years. All 10 MHz and 15 MHz licensees must provide service to 25% of the service area population within five years of license grant, or make a showing of substantial service. Licensees that fail to meet these construction requirements may be subject to license forfeiture.

    FCC rules restrict the voluntary assignments or transfers of control of certain C and F Block licenses awarded to "small businesses" using bidding credits and installment payment plans during the auctions. During the first five years of the license term, assignments or transfers affecting control are permitted only to assignees or transferees that meet the eligibility criteria for participation in the entrepreneur block auction at the time the application for assignment or transfer of control is filed or, if the proposed assignee or transferee holds other licenses for C Block and F Block, met the same eligibility criteria at the time of receipt of such licenses. The FCC recently amended its rules to allow such transfers or assignments if the original licensee has met the applicable five-year construction requirement for the license. Any transfers or assignments by licensees that qualified for installment payments during the entire ten-year initial license terms are subject to unjust enrichment penalties; i.e., acceleration of any installment payment plans should the assignee or transferee not qualify for the same benefits. Any transfers or assignments by licensees that qualified for bidding credits during the first five years of the license term are subject to unjust enrichment penalties; i.e., forfeiture of any bidding credit based upon the amount of time the initial license has been held should the assignee or transferee not qualify for these same benefits. In the case of the C and F Block licenses, the FCC will conduct random audits to ensure that licensees are in compliance with the FCC's eligibility rules. Violations of the Communications Act or the FCC's rules could result in license revocations, forfeitures or fines.

    Until April 4, 2005, the FCC prohibits a personal communications service licensee from interfering with existing licensees that operate certain fixed microwave systems within its license area. To secure a sufficient amount of unencumbered spectrum to operate our personal communications service systems efficiently and with adequate population coverage, we may need to relocate many of these incumbent licensees, at our expense, to other frequencies or to reimburse other previously-licensed personal communications service licensees for expenses they have incurred in relocating incumbent licensees that we might otherwise have been required to relocate. In an effort to balance the competing interests of existing microwave users and newly authorized personal communications service licensees, the FCC has adopted a transition plan to relocate such microwave operators to other spectrum blocks and a cost sharing plan so that if the relocation of an incumbent benefits more than one personal communications service licensee, the benefiting personal communications service licensees will share the cost of the relocation. This transition plan allows most microwave users to operate on the personal communications service spectrum for a one-year voluntary negotiation period and an additional one-year mandatory negotiation period. For public safety entities dedicating a majority of their system communications for police, fire or emergency medical services operations, the voluntary negotiation period is three years, with an additional two-year mandatory negotiation period. After the voluntary and mandatory negotiation periods expire, the microwave user continues to hold primary status until

April 4, 2005, but may be involuntarily relocated, albeit at the personal communications service licensee's expense. Parties unable to reach agreement within these time periods may refer the matter to the FCC for resolution, but the incumbent microwave user is permitted to continue its operations until final FCC resolution of the matter. The transition and cost sharing plans expire on April 4, 2005, at which time remaining incumbents in the personal communications service spectrum will be responsible for their costs to relocate to alternate spectrum locations. We have not yet determined the extent, if any, of expenses we may need to incur for the relocation of microwave incumbents in order to provide personal communications service services using our personal communications service licenses. We also cannot be sure that any transitions will occur in a timely fashion that will allow us to meet our marketing and operating objectives.

    Under FCC rules, no person or entity may have an attributable interest, as defined in FCC rules, in a total of more than 45 MHz of licensed broadband personal communications service, cellular and enhanced specialized mobile radio spectrum, regulated as commercial mobile radio services with significant overlap in any geographic area except in RSAs, where a total of 55 MHz is lawful. This so-called "spectrum cap" rule could have an impact on our ability to acquire other cellular systems, and it also could limit the universe of potential buyers of any of our systems should we wish to sell. The FCC recently amended the spectrum cap ownership attribution rules to allow for somewhat more ownership overlap. Significant overlap will occur when at least 10% of the 1990 census population of the licensed service area is within the cellular geographic service area, and/or the personal communications service area or enhanced specialized mobile radio service area. Ownership limits on overlapping cellular licensees were recently amended so that a party with a controlling interest or otherwise attributable interest in a cellular licensee may have a direct or indirect ownership interest of up to 5% in another cellular licensee in overlapping cellular geographic service areas, and a party may have a direct or indirect ownership interest of up to 20% in both cellular licensees in overlapping cellular geographic service areas so long as neither interest is a controlling interest. This change in the ownership attribution rules affords greater opportunities for non-controlling investment in cellular systems and could facilitate our ability to attract capital or to make investments in other cellular operators.

    The FCC also is considering the reallocation of additional spectrum for so-called "Third Generation" wireless systems. The amount of spectrum that will ultimately be reallocated, and the potential cost of relocating existing private and government licensees out of the reallocated spectrum, remains uncertain. The FCC has stated its intent to auction licenses to use this spectrum beginning June 2002. The FCC also has scheduled an auction to begin September 6, 2001 of licenses to use 30 MHz of spectrum in the 700 MHz band, which may be used for mobile wireless services. Under current law, however, broadcast licensees currently using this spectrum may encumber this spectrum through 2006, at the earliest. These and other FCC auctions allocating and licensing new spectrum could provide additional sources of competition, as well as opportunities for us to expand our existing wireless services.

    Cellular and PCS service providers also must satisfy a variety of FCC requirements relating to technical and reporting matters. One requirement is the coordination of proposed frequency usage with adjacent cellular permittees and licensees in order to avoid interference between adjacent systems. In addition, the height and power of base station transmitting facilities and the type of signals they emit must fall within specified parameters. Cellular and PCS providers must also satisfy a variety of Federal Aviation Administration ("FAA") requirements imposed by the FCC on its licensees and antenna structure owners. These requirements relate to the marking and lighting of certain required towers and proper FAA notification and FCC registration of such towers. We are obligated to pay annual regulatory fees and assessments to support the FCC's regulation of our cellular operations, as well as fees necessary to support federal universal service programs, number portability regional database costs, centralized administration of telephone numbering, telecommunications relay service for the hearing-impaired and application filing fees. These regulatory payment obligations will increase our costs of doing business.

    The Communications Act requires prior FCC approval for substantive, non pro forma transfers or assignments to or from us of a controlling interest in any license or construction permit, or any rights thereunder. Although we cannot assure you that the FCC will approve or timely act upon any future requests for approval of applications that we file, we have no reason to believe that the FCC would not approve or grant such requests or applications in due course. Because an FCC license is necessary to lawfully provide cellular service, if the FCC were to disapprove any such filing our business plans would be adversely affected.

    The FCC also regulates a number of other aspects of the cellular and PCS businesses. For example, the FCC regulates cellular resale practices and currently also applies such cellular resale requirements to A and B Block (and A/B Block controlled) broadband personal communications service and enhanced specialized mobile radio licensees. These cellular, personal communications service and enhanced specialized mobile radio providers may not restrict any customer's resale of their services or unreasonably discriminate against resellers of their services. All resale obligations for cellular, broadband personal communications service and enhanced specialized mobile radio operators are currently scheduled to terminate on November 24, 2002. Moreover, federal legislation enacted in 1993 requires the FCC to reduce the disparities in the regulatory treatment of similar mobile services, such as cellular services, personal communications services and enhanced specialized mobile radio services. Under this regulatory structure, all of our cellular and PCS licenses are classified as commercial mobile radio services. As a commercial mobile radio services provider, the FCC regulates us as a common carrier. The FCC, however, has exempted cellular services from some typical common carrier regulations, such as tariff and certification filings, thereby allowing us to respond more quickly to our competition in the marketplace.

    The FCC has also adopted requirements for cellular and PCS providers to implement basic and enhanced 911 services. These services provide emergency service providers with the ability to better identify and locate callers using wireless services, including callers using special devices for the hearing impaired. Our obligations to implement these services are scheduled to occur in several stages, with the final stage beginning as early as March 2001 and the FCC recently amended its rules to eliminate a requirement that carriers be compensated for enhanced 911 costs and expand the circumstances under which wireless carriers may be required to offer enhanced 911 services. Federal legislation enacted in 1999 may limit our liability relative to incompleted 911 calls to a degree commensurate with wireline carriers in our markets. Federal law also requires cellular and personal communications service carriers to provide law enforcement agencies with capacity to support lawful wiretaps by March 12, 2001 and technical capabilities for wiretaps beginning June 30, 2000 and to comply with wiretap-related record-keeping and personnel-related obligations. The FBI's rules implementing wiretap requirements were recently upheld by federal courts; the FCC's rules implementing certain requirements were struck down in part by the U.S. Court of Appeals for the District of Columbia Circuit and are the subject of further proceedings at the FCC. These wireless 911 and law enforcement wiretap requirements may create additional capital obligations for us to make necessary system changes.

    In addition, the FCC regulates the ancillary service offerings that cellular and personal communications service licensees can provide and permits cellular, broadband personal communications service, paging and enhanced specialized mobile radio licensees to offer fixed services on a co-primary basis along with mobile services. This rule change may facilitate the provision of wireless local loop service, which involves the use of wireless links to provide local telephone service by cellular licensees, as well as broadband personal communications service and enhanced specialized mobile radio licensees, although the extent of lawful state regulation of such "wireless local loop" service is undetermined. The FCC is currently considering a petition requesting that it deem certain services provided by Western Wireless Corporation over that company's cellular spectrum to be fixed local exchange services subject to state regulation. The outcome of this proceeding could significantly affect how wireless local loop services provided by cellular and PCS carriers are regulated.

    The FCC has also adopted telephone number portability rules for local exchange carriers, as well as cellular, personal communications service and enhanced specialized mobile radio licensees, that could facilitate the development of local exchange competition, including wireless local loop service. The number portability rules generally require cellular, personal communications service and enhanced specialized mobile radio licensees to have the capability to deliver calls from their systems to ported numbers effective December 31, 1998 and offer number portability in a manner that supports roaming to ported numbers by November 24, 2002 but this schedule may be expedited if deemed necessary by the FCC to promote number conservation. These requirements may result in added capital expenditures for us to make necessary system changes, although we currently have no plans for any such expenditures.

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

    The FCC generally grants cellular and personal communications service licenses for terms of ten years that are renewable upon application to the FCC. Near the conclusion of the license term, we must file applications for renewal of licenses to obtain authority to operate for an additional 10-year term. The FCC may revoke our licenses and may deny our license renewal applications for cause after appropriate notice and hearing. The FCC will award a renewal expectancy to us if we meet certain standards of past performance. If we receive a renewal expectancy, it is very likely that the FCC will renew our existing cellular license without entertaining competing applications. To receive a renewal expectancy, we must show that we have provided "substantial" service during our past license term, and have substantially complied with applicable FCC rules and policies and the Communications Act. The FCC defines "substantial" service as service which is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal. If a licensee does not receive a renewal expectancy, then the FCC will accept competing applications for the license, subject to a comparative hearing, and the FCC may award the license to another entity. To date, the FCC has renewed each of our licenses for which a renewal application was required for a new ten-year term. Some of our licenses are due for renewal in October 2001.

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

    The Telecommunications Act, which made significant changes to the Communications Act, requires state public utilities commissions and/or the FCC to implement policies that mandate reciprocal compensation between local exchange carriers, a category that will, for these purposes, include cellular and PCS carriers, for interconnection services at rates more closely related to cost. In a rulemaking proceeding pertaining to interconnection between local exchange carriers and commercial mobile radio service providers such as us, the FCC concluded that local exchange carriers are required to compensate commercial mobile radio service providers for the reasonable costs incurred by these providers in terminating traffic that originates on local exchange carrier facilities, and vice versa. Consistent with this ruling, the FCC has determined that local exchange carriers may not charge a commercial mobile radio service provider or other carrier for terminating local exchange carrier-originated traffic and that local exchange carriers may not charge commercial mobile radio service providers for number activation and use fees. Depending on further FCC disposition of these issues, we may or may not be successful in securing refunds, future relief or both, with respect to charges for termination of local exchange carrier-originated local traffic. If the FCC ultimately resolves these issues in favor of commercial mobile radio service providers, then we will pursue relief through settlement negotiations, administrative complaint procedures or both. If these issues are ultimately decided in favor of the local exchange carriers, we likely would be required to pay all past due contested charges and may also be assessed interest and late charges for the withheld amounts. The FCC has indicated that it may consider revisions to inter-carrier compensation schemes. These requirements could in the future have a material effect on us.

    The Telecommunications Act requires, and the FCC has adopted, rules that require interstate communications carriers, including cellular and PCS carriers, to "make an equitable and non-discriminatory contribution" to a universal service fund that reimburses communications carriers that provide basic communications services to users who receive services at subsidized rates. We have made such payments as the FCC has required. The United States Court of Appeals for the Fifth Circuit recently reversed many of the FCC's rules regarding carriers' contribution obligations, and the FCC has adopted rules implementing the court's decision. Also, our contributions to state universal service programs may be subject to increases and, moreover, the FCC's decision implementing the court's decision is subject to further administrative and possibly judicial proceedings. Thus, the impact of the court's decision is uncertain. We may also seek to qualify for payments from these programs in high cost areas where we provide wireless services, although we are not certain that such payments will be meaningfully available to cellular and PCS carriers. If such payments are made available to us, they would be an additional source of revenue to us that could be used to subsidize service we provide in these high cost areas.

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

    The Telecommunications Act also imposes restrictions on a telecommunications carrier's use of customer proprietary network information without prior customer approval. FCC rules implementing these restrictions are being revised but have the potential to impose upon us new costly obligations and impose burdens on our current marketing activities. The FCC's rules implementing the Telecommunications Act's customer proprietary network information provisions were vacated by the United States Court of Appeals for the Tenth Circuit on First Amendment grounds and the Supreme Court declined to review the Tenth Circuit's decision. The extent to which the FCC will need to modify its rules to address the court's concerns is uncertain, but imposition of rules similar to those vacated by the court would impose additional costs on us and inhibit our marketing efforts.

    The Telecommunications Act also requires telecommunications carriers to make their services accessible to persons with disabilities and the FCC's rules implementing these requirements are effective. These rules generally require service providers to offer equipment and services that are accessible to and usable by persons with disabilities, if readily available, and to comply with complaint/ grievance procedures for violations of these provisions. These rules are largely untested and are subject to interpretation through the complaint process. While much of the focus of these rules is on the manufacture of equipment, carriers such as us could, if found to have violated the rules, be subject to fines and/or the imposition of costly new requirements.

    In addition, the FCC has adopted rules to promote the conservation of numbering resources and is considering additional rules in this area. These rules require wireless carriers to participate in number pooling (whereby phone numbers are allocated in blocks of 1,000 rather than 10,000) when they have implemented number portability capabilities, and imposed additional administrative, monitoring and number reclamation obligations on all carriers (currently required by November 2002), including wireless carriers. These efforts may affect wireless service providers by imposing additional costs or limiting access to numbering resources. The FCC also has authorized certain states (including some in which we provide service) to initiate limited numbering administration to supplement federal requirements. The impact of federal rules on wireless carriers, and whether states will have additional numbering administration authority, is uncertain. If more states are given authority over numbering administration, differing number conservation regimes could be adopted in different states. In such an event, we likely would incur additional costs in order to keep abreast of each such regime.

    The FCC has determined that interexchange (long distance) service offerings of commercial mobile radio service providers are subject to rate averaging and rate integration requirements of the Telecommunications Act. Rate averaging requires us to average our intrastate long distance commercial mobile radio service rates between high cost and urban costs. The FCC has delayed implementation of the rate integration requirements with respect to wide area rate plans pending further reconsideration of its rules, and has delayed the requirement that commercial mobile radio service carriers integrate their rates among commercial mobile radio service affiliates. Other aspects of the FCC's rules were recently vacated by the United States Court of Appeals for the District of Columbia, and are subject to further consideration by the FCC. There is a pending proceeding in which the FCC will determine how integration requirements apply to commercial mobile radio service offerings, including single rate plans. To the extent that we offer services subject to these requirements, our pricing flexibility is reduced, and there is no assurance that the FCC will decline to impose these requirements on us and/or across our various commercial mobile radio service affiliates.

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

STATE, LOCAL AND OTHER REGULATION

    The Communications Act preempts state or local regulation of the market entry of, or the rates charged by, any commercial mobile radio services, which includes cellular telephone service providers. The FCC has denied the petitions of eight states to continue their rate regulation authority, including authority over cellular operators. As a practical matter, we are free to establish rates and offer new products and service with a minimum of regulatory requirements. The states in which we operate maintain nominal oversight jurisdiction, primarily focusing upon prior approval of acquisitions and transfers of licenses and resolution of customer complaints.

    The location and construction of our cellular transmitter towers and antennas are subject to FCC and Federal Aviation Administration regulations and are subject to federal, state and local environmental regulation, as well as state or local zoning, land use and other regulation. Before we can put a system into commercial operation, we must obtain all necessary zoning and building permit approvals for the cell site and/or microwave tower locations. The time needed to obtain zoning approvals and requisite state permits varies from market to market and state to state. Likewise, variations exist in local zoning processes. Additionally, any proposed site must comply with the FCC's environmental rules. If zoning approval or requisite state permits cannot be obtained, or if environmental rules make construction impossible or infeasible on a particular site, our network design might be adversely affected, network design costs could increase the service provided to our customers might be reduced.

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

EMPLOYEES AND AGENTS

    As of December 31, 2000, we had approximately 2,400 employees, respectively. In addition, as of that date, we and American Cellular had agreements with approximately 310 and 240 independent sales agents, including car dealerships, electronics stores, paging service companies and independent contractors, respectively. We consider our employee relations to be good.

ITEM 2. PROPERTIES

    We maintain our corporate headquarters in Oklahoma City, Oklahoma and have eight regional call centers throughout the United States. During the second quarter of 2001, we plan to relocate our corporate headquarters within Oklahoma City, Oklahoma to a larger facility to accommodate our growth in employees. As of December 31, 2000, our wireless operations and American Cellular's operations leased approximately 165 and 90 retail locations and approximately 15 and 10 administrative offices, respectively. We review these leases from time to time and, in the future, may lease or acquire new facilities as needed. We do not anticipate encountering any material difficulties in meeting our future needs for leased space.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    On February 9, 2000, we completed the initial public offering of 25,000,000 shares of our Class A common stock and the additional sale of 1,500,000 shares of our Class A common stock. Our Class A common stock is traded over-the-counter and is quoted on the Nasdaq National Market System under the ticker symbol "DCEL". There currently is no established public trading market for our Class B common stock, Class C common stock or Class D common stock. Each share of our Class B common stock is convertible into one share of our Class A common stock and each share of Class B common stock is entitled to ten votes per share. Each share of our Class C common stock and Class D common stock is convertible into
111.44 shares of our Class A common stock, and is entitled to one vote per share.

    As of March 15, 2001, there were 70 holders of record for our Class A common stock and four shareholders of record of our Class B common stock. The closing price of our Class A common stock on March 15, 2001 was $17.875 per share. No Class C common stock and Class D common stock are issued as of March 15, 2001.

    Since 1997, we have not paid any cash dividends to our common stockholders. We currently intend to retain all of our earnings to finance our operations, repay indebtedness and fund future growth. We do not expect to pay any dividends on our common stock for the foreseeable future. In addition, covenants contained in the instruments governing our bank credit facilities and our outstanding preferred stock limit our ability to pay cash dividends on our common stock.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth certain historical consolidated financial data with respect to each of the five years ended December 31, 2000. The consolidated financial data has been derived from our consolidated financial statements. The historical consolidated financial data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of

Operations and our audited consolidated financial statements and the related notes thereto included in Item 8, Financial Statements and Supplementary Data.

                                                                  YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------------------
                                                  2000         1999         1998         1997         1996
                                               ----------   ----------   ----------   ----------   ----------
                                                              ($ IN THOUSANDS EXCEPT PER SHARE
                                                                  AND PER SUBSCRIBER DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
  Service revenue............................  $  272,092   $  202,344   $   80,151   $   46,121   $   17,593
  Roaming revenue............................     224,791      145,473       66,479       26,262        7,852
  Equipment revenue and other................      25,061       14,391        4,154        2,042        1,494
                                               ----------   ----------   ----------   ----------   ----------
    Total revenue............................     521,944      362,208      150,784       74,425       26,939
                                               ----------   ----------   ----------   ----------   ----------
Operating expenses:
  Cost of service............................     126,998       89,677       44,016       24,142        6,119
  Cost of equipment..........................      50,835       28,512        8,360        4,046        2,571
  Marketing and selling......................      73,909       50,649       22,393       10,669        4,462
  General and administrative.................      71,687       55,482       26,051       11,555        3,902
  Depreciation and amortization..............     171,895      127,440       47,110       16,798        5,241
                                               ----------   ----------   ----------   ----------   ----------
    Total operating expenses.................     495,324      351,760      147,930       67,210       22,295
                                               ----------   ----------   ----------   ----------   ----------
Operating income.............................      26,620       10,448        2,854        7,215        4,644
  Interest expense...........................    (151,894)    (109,509)     (38,979)     (27,640)      (4,284)
  Other income (expense), net................       9,681        3,853        3,858        2,777       (1,503)
  Minority interests in income of
    subsidiaries(1)..........................      (5,102)      (3,308)      (2,487)      (1,693)        (675)
  Loss from investment in joint venture......     (49,622)          --           --           --           --
  Income tax benefit.........................      45,864       37,436       11,469        3,625          593
                                               ----------   ----------   ----------   ----------   ----------
Loss from continuing operations before
  extraordinary items........................    (124,453)     (61,080)     (23,285)     (15,716)      (1,225)
                                               ----------   ----------   ----------   ----------   ----------
Discontinued operations:
  (Loss) income from discontinued operations,
    net of income taxes......................          --      (48,243)     (27,110)         332          331
  Loss on disposal of discontinued
    operations, net of income taxes..........          --      (18,248)          --           --           --
  Extraordinary items, net of income
    taxes(2).................................     (20,387)          --       (2,166)      (1,350)        (527)
                                               ----------   ----------   ----------   ----------   ----------
Net loss.....................................    (144,840)    (127,571)     (52,561)     (16,734)      (1,421)
Dividends on preferred stock.................    (126,686)     (69,477)     (23,955)      (2,603)        (849)
                                               ----------   ----------   ----------   ----------   ----------
Net loss applicable to common stockholders...  $ (271,526)  $ (197,048)  $  (76,516)  $  (19,337)  $   (2,270)
                                               ==========   ==========   ==========   ==========   ==========
Net loss applicable to common stockholders
  per common share:
    Before discontinued operations and
      extraordinary expense..................  $    (2.81)  $    (2.38)  $    (0.90)  $    (0.35)  $    (0.04)
    Discontinued operations..................          --        (1.21)       (0.51)        0.01         0.01
    Extraordinary expense....................       (0.23)          --        (0.04)       (0.03)       (0.01)
                                               ----------   ----------   ----------   ----------   ----------
Net loss applicable to common stockholders
  per common share...........................  $    (3.04)  $    (3.59)  $    (1.45)  $    (0.37)  $    (0.04)
                                               ==========   ==========   ==========   ==========   ==========
Cash dividends declared per common share.....  $       --   $       --   $       --   $     0.14   $     0.01
                                               ==========   ==========   ==========   ==========   ==========
Weighted average common shares outstanding...  89,417,829   54,823,354   52,773,972   52,728,059   52,728,059
                                               ==========   ==========   ==========   ==========   ==========

                                                                  YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------------------
                                                  2000         1999         1998         1997         1996
                                               ----------   ----------   ----------   ----------   ----------
                                                              ($ IN THOUSANDS EXCEPT PER SHARE
                                                                  AND PER SUBSCRIBER DATA)
OTHER FINANCIAL DATA:
Capital expenditures, excluding cost of
  acquisitions...............................  $  134,268   $   91,537   $   55,289   $   23,216   $   17,438
OTHER DATA:
Subscribers (at period end)..................     654,000      444,700      352,000      100,100       34,000
Penetration (at period end)(3)...............         9.3%         7.5%         6.8%         6.1%         5.8%
Average monthly churn rate(4)................         2.1%         2.0%         2.0%         1.9%         1.8%
Average monthly service revenue per
  subscriber(5)..............................  $       41   $       42   $       48   $       52   $       48

                                                                   DECEMBER 31,
                                              -------------------------------------------------------
                                                2000        1999        1998        1997       1996
                                              ---------   ---------   ---------   --------   --------
                                                                 ($ IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...................  $ 149,037   $   4,251   $  22,324   $ 2,752     $  981
Restricted cash and investments.............     26,154      49,346      75,580    26,777         --
Net fixed assets............................    329,297     208,568     173,054    52,374     26,794
Total assets................................  2,638,521   1,655,084   1,703,427   359,645     95,376
Long-term debt, net of current portion......  1,657,632   1,055,816   1,103,857   335,570     75,750
Mandatorily redeemable preferred stock......    519,809     540,722     381,320    11,623     10,000
Stockholders' equity (deficit)..............    100,107    (353,830)   (156,783)  (36,673)    (9,802)

------------------------

(1) Reflects minority interests in partnerships in which we own the majority interests.

(2) Extraordinary items reflect losses related to early extinguishment of debt.

(3) Determined by dividing our total ending subscribers for the period by the estimated total population covered by applicable FCC licenses.

(4) Churn means the number of subscriber cancellations per period as a percentage of the weighted average total subscribers during such period.

(5) Excludes roaming and equipment and other revenue.

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

OVERVIEW

    We provide rural and suburban wireless telephone services. We began providing wireless telephone services in 1990 in Oklahoma and the Texas Panhandle. We have rapidly expanded our wireless operations with an acquisition strategy targeting underdeveloped rural and suburban areas which have a significant number of potential customers with substantial needs for wireless communications. At December 31, 2000, our wireless systems covered a population of 7.1 million and we had approximately 654,000 subscribers.

    On February 25, 2000, our equally-owned joint venture with AT&T Wireless acquired American Cellular for approximately $2.5 billion, including fees and expenses. American Cellular is one of the largest independent rural wireless operators in the United States. As of December 31, 2000, American Cellular's systems covered a total population of approximately 4.9 million and it had approximately 554,400 subscribers, primarily in rural areas of the midwestern and eastern United States.

    We account for our interest in the American Cellular joint venture using the equity method of accounting. As a result, we have reflected our proportionate share of the joint venture's equity in a single line item entitled "Investment in joint venture" in our balance sheet and we have reflected our proportionate share of the joint venture's net income or losses in a single line item entitled "Income (loss) from investment in joint venture" in our statement of operations. To the extent that the joint venture incurs losses in the future, our "Investment in joint venture" will be reduced.

    Since 1996, we have completed 23 acquisitions of wireless licenses and systems and related assets for an aggregate purchase price of $2.5 billion, increasing the total proportionate population served by our systems to approximately 9.5 million and expanding the geographical scope of our operations. Although our cash flow from operations has increased as a result of our acquisitions, the increased amortization of our costs of FCC licenses and related assets, and our acquisition costs, together with the increased interest expense and dividend requirements associated with our outstanding indebtedness and preferred stock, have resulted in increased losses applicable to common stockholders for 2000, 1999 and 1998. In addition, our interest in the American Cellular joint venture has resulted in an immediate increase in our net losses. However, this increase has been offset by the distribution of our former subsidiary, Logix to certain of our stockholders, thus, slightly reducing our total loss applicable to common stockholders in 2000. We expect our net losses to continue until we expand our acquired systems and increase our subscriber base. Our recent acquisitions affect the comparability of our historical results of operations for the periods discussed; therefore, these results may not be indicative of future performance.

    The FCC recently concluded an auction of 10 MHz and 15 MHz licenses in the C and F blocks in a number of markets, and our wholly-owned subsidiary was the winning bidder for 14 of the auctioned licenses. The FCC is currently considering our subsidiary's post-auction application for a grant of those licenses. If our subsidiary is granted all 14 licenses, our total cost of the licenses will be $546.1 million, and the total population covered by our licenses will increase by 19.3 million.

DISCONTINUED OPERATIONS

    On January 24, 2000, we distributed the stock of our former subsidiary, Logix Communications Enterprises, Inc. to certain of our shareholders. Logix is accounted for as a discontinued operation in our consolidated financial statements.

REVENUE

    Our operating revenue consists of service revenue, roaming revenue, equipment revenue and other.

    We primarily derive service revenue by providing wireless services to our subscribers. The industry has experienced a trend of declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime and subscriptions and other charges. We believe that the impact of this trend will be mitigated by increases in the number of wireless subscribers and the number of minutes of usage per subscriber.

    Our service revenue also includes charges to our subscribers when those subscribers roam into other wireless providers' markets. Through 1999, our accounting practice was to net those revenues against the associated expenses charged to us by third-party wireless providers (that is, the fees we pay the other wireless providers for carrying our subscribers' calls on their network) and to record the net expense as cost of service. Historically, we have been able to pass through to our subscribers the majority of the costs charged to us by third-party wireless providers. Recently, the industry has been increasing the use of pricing plans that include flat rate pricing and larger home areas. Under these types of plans, amounts charged to us by other wireless providers may not necessarily be passed through to our subscribers. Therefore, effective January 1, 2000, we have changed our accounting procedures to report these revenues and expenses separately in our statements of operations and have reclassified prior year amounts to reflect this change in accounting practice.

    We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers "roam" into our markets and use our systems to carry their calls. Roaming accounted for 43.1%, 40.1% and 44.1% of our operating revenue for the years ended December 31, 2000, 1999 and 1998, respectively. Roaming revenues typically yield higher average per minute rates and higher margins than revenues from our subscribers. We achieve these higher margins because we incur virtually no costs related to equipment, customer service or collections to earn roaming revenues. Our roaming yield (roaming service revenues, which include airtime, toll charges and surcharges, divided by roaming minutes of use) was $.42, $.48 and $.61 per minute for the years ended December 31, 2000, 1999 and 1998, respectively. Roaming revenue tends to be impacted by seasonality. We typically have higher roaming revenue during the second and third quarters of each year, as users tend to travel more and therefore use their wireless phones more during the spring and summer months. Despite the decline in our roaming yield due to an industry-wide trend of a reduction in roaming rates, we have experienced increases in overall roaming revenues due to increases in roaming minutes of use.

    We include any toll, or long-distance, revenue related to our wireless and roaming services in service revenue and roaming revenue.

    Equipment revenue is revenue from selling wireless equipment to our subscribers.

    Our overall penetration rates increased in 2000 compared to 1999, and in 1999 compared to 1998 due to the incremental penetration gains in existing markets. We believe that as our penetration rates increase, the increase in new subscriber revenue will exceed the loss of revenue attributable to our churn rates.

COSTS AND EXPENSES

    Our primary operating expense categories include cost of service, cost of equipment, marketing and selling costs, general and administrative costs and depreciation and amortization.

    Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets.

    Our cost of equipment represents the cost associated with telephone equipment and accessories sold to customers. In recent years, we and other wireless providers, have increased the use of discounts on phone equipment and free phone promotions, as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales, which have resulted in increased marketing and selling costs per gross additional subscriber. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased revenue from increases in the number of wireless subscribers.

    Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell wireless products and services and costs related to customer retention. We pay commissions to direct sales personnel for new business generated. Independent sales agents receive commissions for generating new sales and ongoing sales to existing customers.

    Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections, and corporate administration.

    Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of our intangible assets, primarily wireless license acquisition costs and customer lists.

RESULTS OF OPERATIONS

    The financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statement numbers.

    YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    OPERATING REVENUE. For the year ended December 31, 2000, total operating revenue increased $159.7 million, or 44.1%, to $521.9 million from $362.2 million for the comparable period in 1999. Our total service revenue, roaming revenue and equipment revenue and other represented 52.1%, 43.1% and 4.8%, respectively, of total operating revenue during the year ended
December 31, 2000 and 55.9%, 40.1% and 4.0%, respectively, of total operating revenue during the year ended December 31, 1999.

    The following table sets forth the components of the Company's revenue for the periods indicated:

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                           ($ IN THOUSANDS)
Operating revenue:
  Service revenue.......................................  $272,092   $202,344
  Roaming revenue.......................................   224,791    145,473
  Equipment revenue and other...........................    25,061     14,391
                                                          --------   --------
      Total.............................................  $521,944   $362,208
                                                          ========   ========

    For the year ended December 31, 2000, service revenue increased
$69.8 million, or 34.5%, to $272.1 million from $202.3 million for the year ended December 31, 1999. Of the increase, $35.6 million was attributable to the service revenue earned by markets acquired during 1999 and 2000 acquisitions. On a pro forma basis, assuming these acquisitions had occurred at the beginning of 1999, service revenues increased 17.4% from 1999, due to increased penetration and usage in our markets. Our subscriber base increased by 209,300 or 47.1% to 654,000 at December 31, 2000 from 444,700 at December 31, 1999. Approximately 110,100 subscribers were added since December 31, 1999 as a result of acquisitions. Our average monthly service revenue per subscriber decreased 2.4% to $41 for the year ended December 31, 2000 from $42 for the comparable period in 1999 due to the addition of new lower rate subscribers and competitive market pressures.

    For the year ended December 31, 2000, roaming revenue increased
$79.3 million, or 54.5%, to $224.8 million from $145.5 million for the year ended December 31, 1999. Of the increase, $37.3 million was attributable to the roaming revenue earned by markets acquired during 1999 and 2000 acquisitions. On a pro forma basis, assuming these acquisitions had occurred at the beginning of 1999, roaming revenue increased 34.9% from 1999 due to increased roaming minutes in our markets from expanded coverage areas and increased usage.

    For the year ended December 31, 2000, equipment revenue and other increased $10.7 million, or 74.1%, to $25.1 million from $14.4 million for the year ended December 31, 1999 due to increased sales of equipment as a result of growth in gross subscriber additions.

    COST OF SERVICE. For the year ended December 31, 2000, the total cost of service increased $37.3 million, or 41.6%, to $127.0 million from $89.7 million for the comparable period in 1999. The increase was primarily attributable to increased subscribers and minutes of use in our markets and markets owned by third party wireless providers. As a percentage of service and roaming revenue, our cost of service decreased slightly to 25.6% for the year ended December 31, 2000 from 25.8% for the year ended December 31, 1999.

    COST OF EQUIPMENT. For the year ended December 31, 2000, our cost of equipment increased $22.3 million, or 78.3%, to $50.8 million from $28.5 million in 1999, primarily as a result of increases in the volume of equipment we sold due to the growth in gross subscriber additions.

    MARKETING AND SELLING COSTS. For the year ended December 31, 2000, our marketing and selling costs increased $23.3 million, or 45.9%, to $73.9 million from $50.6 million for the year ended December 31, 1999 due to growth in gross subscriber additions. We added 246,600 gross subscribers during the year ended December 31, 2000 compared to 176,600 gross subscribers during the year ended December 31, 1999. Gross subscriber additions do not include subscribers acquired through business acquisitions.

    GENERAL AND ADMINISTRATIVE COSTS. For the year ended December 31, 2000, our general and administrative costs increased $16.2 million, or 29.2%, to $71.7 million from $55.5 million for the year ended December 31, 1999. This increase was the result of increased infrastructure costs, including customer service, billing, collections and administrative costs as a result of the overall growth. Our average monthly general and administrative costs per average subscriber decreased 8.3% to $11 for 2000 compared to $12 for 1999. This decrease in general and administrative costs per subscribers was primarily from efficiencies gained from the integration of acquired companies.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the year ended December 31, 2000, our depreciation and amortization expense increased $44.5 million, or 34.9% to $171.9 million from $127.4 million for 1999. Depreciation and amortization on assets acquired during our 1999 and 2000 acquisitions accounted for $35.6 million of this increase. The remainder of this increase was from additional depreciation on fixed assets acquired during 1999 and 2000.

    INTEREST EXPENSE. For the year ended December 31, 2000, our interest expense increased $42.4 million, or 38.7%, to $151.9 million from $109.5 million for the year ended December 31, 1999. The increase resulted primarily from our increased borrowings during 2000 to finance our acquisitions.

    OTHER INCOME, NET. For the year ended December 31, 2000, our other income increased $5.8 million, or 151.2% to $9.7 million from $3.9 million for the year ended December 31, 1999. This increase was the result of increased interest income earned on our increased cash and cash equivalents balances throughout 2000.

    MINORITY INTERESTS IN INCOME OF SUBSIDIARIES.  For the year ended
December 31, 2000, our minority interests in income of subsidiaries increased $1.8 million, or 54.2%, to $5.1 million from $3.3 million in 1999. This increase was attributable to the increased income earned from our subsidiaries in which we do not own a 100% interest.

    LOSS FROM INVESTMENT IN JOINT VENTURE. For the year ended December 31, 2000, we incurred a loss, net of its income tax benefits, from our American Cellular joint venture totaling $49.6 million. This loss represents our proportionate loss in American Cellular for the year ended December 31, 2000.

    LOSS FROM DISCONTINUED OPERATIONS. For the year ended December 31, 1999, our pretax loss from discontinued operations totaled $77.8 million. As previously discussed, we distributed the capital stock of Logix to our current stockholders on January 24, 2000, and will no longer include Logix' financial results in our consolidated operations.

    LOSS FROM DISPOSAL OF DISCONTINUED OPERATIONS. For the year ended December 31, 1999, we incurred an extraordinary pretax loss of approximately $29.4 million resulting from our loss on the disposition of Logix. This loss represents Logix' loss from November 10, 1999 (the date we adopted a plan to distribute the stock of Logix) through January 24, 2000 (the date of disposition).

    EXTRAORDINARY EXPENSE. For the year ended December 31, 2000, we incurred an extraordinary pretax loss of approximately $32.9 million. This loss was a result of a tender premium paid on the early redemption of our 11.75% senior notes and the writing off of previously capitalized financing costs associated with the 11.75% senior notes and the previous DOC and DCOC credit facilities which were refinanced in January 2000.

    NET LOSS. For the year ended December 31, 2000, our net loss was $144.8 million. Our net loss increased $17.2 million, or 13.5%, from $127.6 million for the year ended December 31, 1999. The increase in our net loss was primarily attributable to our loss from investment in our joint venture and our increase in interest expense resulting from our 1999 and 2000 business acquisitions and financings offset by the increase in operating income and the spin off of our discontinued operations.

    DIVIDENDS ON PREFERRED STOCK. For the year ended December 31, 2000, our dividends on preferred stock increased $57.2 million, or 82.3%, to $126.7 million from $69.5 million for the year ended December 31, 1999. The increase was primarily the result of a $60.4 million dividend recognized upon the conversion of our Class D preferred stock into Class E preferred stock and old Class A common stock and the redemption of all of our Class E preferred stock.

    YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    OPERATING REVENUE. For the year ended December 31, 1999, total operating revenue increased $211.4 million, or 140.2%, to $362.2 million from $150.8 million for the comparable period in 1998. Our total service revenue, roaming revenue and equipment revenue and other represented 55.9%, 40.1% and 4.0%, respectively, of total operating revenue during the year ended
December 31, 1999 and 53.2%, 44.1% and 2.7%, respectively, of total operating revenue during the year ended December 31, 1998.

    The following table sets forth the components of the Company's revenue for the periods indicated:

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
                                                           ($ IN THOUSANDS)
Operating revenue:
Service revenue.........................................  $202,344   $ 80,151
Roaming revenue.........................................   145,473     66,479
Equipment revenue and other.............................    14,391      4,154
                                                          --------   --------
      Total.............................................  $362,208   $150,784
                                                          ========   ========

    For the year ended December 31, 1999, service revenue increased
$122.1 million, or 152.5%, to $202.3 million from $80.2 million for the year ended December 31, 1998. Of the increase, $85.1 million was attributable to the service revenue earned by markets acquired during 1998 and 1999 acquisitions. On a pro forma basis, assuming these acquisitions had occurred at the beginning of 1998, service revenue increased 13.3% from 1998 due to increased penetration and usage in our central and eastern regions. Our subscriber base increased by 92,700, or 26.3% to 444,700 at December 31, 1999 from 352,000 at December 31,
1998. Approximately 16,300 subscribers were added since December 31, 1998 as a result of acquisitions. Our average monthly service revenue per subscriber decreased 12.5% to $42 for the year ended December 31, 1999 from $48 for the comparable period in 1998 due to the addition of new lower rate subscribers in our eastern region and competitive market pressures in all our markets.

    For the year ended December 31, 1999, roaming revenue increased
$79.0 million, or 118.8%, to $145.5 million from $66.5 million for the year ended December 31, 1998. Of the increase, $53.7 million was attributable to the roaming revenue earned by markets acquired during 1998 and 1999 acquisitions. On a pro forma basis, assuming these acquisitions had occurred at the beginning of 1998, roaming revenue increased 45.0% from 1998 due to increased roaming minutes in our central and eastern regions due to expanded coverage areas and increased usage in these markets.

    For the year ended December 31, 1999, equipment sales and other revenues increased $10.2 million, or 246.4%, to $14.4 million from $4.2 million for the year ended December 31, 1998 due to increased sales of equipment as a result of growth in subscribers.

    COST OF SERVICE. For the year ended December 31, 1999, the total cost of service increased $45.7 million, or 103.7%, to $89.7 million from $44.0 million for the comparable period in 1998. The increase was primarily attributable to increased subscribers and minutes of use in our markets. As a percentage of service and roaming revenue, our cost of service decreased to 25.8% for the year ended December 31, 1999 from 30.0% for the year ended December 31, 1998. This decrease was primarily a result of a reduction in rates charged by third-party wireless providers for providing service to our subscribers.

    COST OF EQUIPMENT. For the year ended December 31, 1999, our cost of equipment increased $20.1 million, or 241.1%, to $28.5 million during 1999 from $8.4 million in 1998, primarily as a result of increases in the volume of equipment we sold due to the growth in subscribers.

    MARKETING AND SELLING COSTS. For the year ended December 31, 1999, our marketing and selling costs increased $28.2 million, or 126.2%, to $50.6 million from $22.4 million for the year ended December 31, 1998 due to growth in gross subscriber additions. We added 176,600 gross subscribers during the year ended December 31, 1999 and 65,700 gross subscribers during the year ended December 31, 1998. Gross subscriber additions do not include subscribers acquired through business acquisitions.

    GENERAL AND ADMINISTRATIVE COSTS. For the year ended December 31, 1999, our general and administrative costs increased $29.4 million, or 113.0%, to $55.5 million from $26.1 million for the year ended December 31, 1998. This increase was the result of increased infrastructure costs, including customer service, billing, collections and administrative costs as a result of the overall growth. Our average monthly general administrative costs per average subscriber decreased 25% to $12 for 1999 compared to $15 for 1998. This decrease in general and administrative costs per subscriber was primarily from efficiencies gained from the integration of acquired companies.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the year ended December 31, 1999, our depreciation and amortization expense increased $80.3 million, or 170.5% to $127.4 million from $47.1 million for 1998. Depreciation and amortization of assets acquired in acquisitions accounted for $61.4 million of this increase. The remainder of this increase was from additional depreciation on assets acquired during 1999 and 1998.

    INTEREST EXPENSE. For the year ended December 31, 1999, our interest expense increased $70.5 million, or 180.9%, to $109.5 million from $39.0 million for the year ended December 31, 1998. The increase resulted primarily from our increased borrowings in 1998 to finance our acquisitions.

    OTHER INCOME (EXPENSE), NET. For the year ended December 31, 1999, and 1998, other income remained constant at $3.9 million.

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

    LOSS FROM DISCONTINUED OPERATIONS. For the year ended December 31, 1999, we had a pretax loss from discontinued operations of $77.8 million, compared to $40.5 million for the year ended December 31, 1998. This increase resulted from increased losses by Logix, our local exchange carrier subsidiary. On
January 24, 2000 we distributed the capital stock of Logix to certain stockholders.

    LOSS FROM DISPOSAL OF DISCONTINUED OPERATIONS. For the year ended December 31, 1999, we incurred an extraordinary pretax loss of approximately $29.4 million resulting from our loss on the disposition of Logix. This loss represents Logix' loss from November 10, 1999, (the date we adopted a plan to distribute the stock of Logix) through January 24, 2000 (the date of disposition).

    EXTRAORDINARY EXPENSE. For the year ended December 1998, we incurred an extraordinary pretax loss of approximately $3.3 million as a result of writing off previously capitalized financing costs associated with the revolving credit facility that was refinanced in March 1998.

    NET LOSS. For the year ended December 31, 1999, our net loss was $127.6 million. Our net loss increased $75.0 million, or 142.7%, from $52.6 million for the year ended December 31, 1998. The increase in our net loss was primarily attributable to increased depreciation and amortization expense and interest expense resulting from our recent business acquisitions, related financings and increased losses from discontinued operations.

    DIVIDENDS ON PREFERRED STOCK. For the year ended December 31, 1999, our dividends on preferred stock increased $45.5 million, or 190.0%, to $69.5 million from $24.0 million for the year ended December 31, 1998. The increase was primarily the result of additional dividends on our December 1998 and May 1999 issuance of senior preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

    We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, bank debt and the sale of debt and equity securities.

NET CASH FLOW

    At December 31, 2000, we had working capital of $108.5 million, a ratio of current assets to current liabilities of 1.6:1 and an unrestricted cash balance of $149.0 million, which compares to working capital deficit of $19.2 million, a ratio of current assets to current liabilities of 0.8:1 and an unrestricted cash balance of $4.3 million at December 31, 1999.

    Our net cash provided by operating activities totaled $78.4 million for 2000 compared to $26.7 million for 1999 and $28.0 million for 1998. The increase of $51.7 million from 1999 to 2000 was primarily due to an increase in our net loss, deferred income taxes and our change in accounts receivable for the period, which was more than offset by increased depreciation and amortization and our loss from investment in joint venture. The decrease of $1.3 million from 1998 to 1999 was primarily due to an increase in our net loss and deferred income taxes for the period offset by increased depreciation and amortization.

    Our net cash used in investing activities, which totaled $1.0 billion, $123.5 million and $999.1 million for the years ended December 31, 2000, 1999 and 1998, respectively, related primarily to acquisitions and capital expenditures. Acquisitions, including our investment in joint venture, and their related costs accounted for $820.3 million, $40.0 million and $945.4 million and capital expenditures were $134.3 million, $91.5 million and $55.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

    Net cash provided by financing activities was $1.1 billion for the year ended December 31, 2000 compared to $78.8 million and $990.6 million for 1999 and 1998, respectively. Financing activity sources for the year ended
December 31, 2000 consisted primarily of proceeds from long-term debt of $1.5 billion, including the issuance of $300.0 million of 10.875% senior notes, maturities of restricted investments of $22.1 million and proceeds from equity offering of $545.4 million, which was offset by repayments of long-term debt totaling $920.6 million and the total cash paid to redeem our 11.75% senior notes, our preferred stock and their related financing costs totaling
$107.9 million.

    The minority partners in partnerships that own certain of our wireless operations receive distributions equal to their share of the profit multiplied by estimated income tax rates. Under our bank credit agreements, our minority partners are not entitled to receive any cash distributions in excess of amounts required to meet income tax obligations until all indebtedness of their respective partnerships to us is paid or extinguished.

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

    At December 31, 2000, this credit facility included a $300.0 million revolving credit facility and $622.6 million remaining of term loan facilities consisting of a Term A Facility of $350.0 million, a Term B Facility of $148.5 million and an additional Term B Facility of $124.1 million. These loans begin to mature in 2007. As of December 31, 2000, we had $853.6 million outstanding under this credit facility and we had $69.0 million of availability.

    This credit facility is structured as a loan to our subsidiary, Dobson Operating Co. LLC. ("DOC LLC"), the successor by merger to Dobson Cellular Operating Company and Dobson Operating Company, with guarantees from certain of its subsidiaries and us. Advances bear interest, at our option, on a prime rate or LIBOR formula. The weighted average interest rate was 8.9% for the year ended December 31, 2000. Our obligations under the credit facility are secured by:

    - a pledge of the membership interests in the borrower;

    - stock and partnership interests of certain of the borrower's subsidiaries; and

    - liens on substantially all of the assets of the borrower and the borrower's restricted subsidiaries including FCC licenses, but only to the extent such licenses can be pledged under applicable law.

    We are required to amortize the Term A Facility with quarterly principal payments of $5.0 million commencing June 30, 2001, increasing over the term of the loan to quarterly principal payments of $25.0 million. We are required to amortize the Term B Facility with quarterly principal payments of $375,000 from March 31, 2000 through December 31, 2006 and with quarterly principal payments of $34.9 million during 2007. The company began amortizing the additional
$125.0 million portion of the Term B Facility with quarterly principal payments of $312,500 on June 30, 2000, and will continue through March 31, 2007. These quarterly principal payments will increase to $29.1 million from June 30, 2007 through March 31, 2008. In addition, under certain circumstances, we are required to make prepayments of proceeds received from significant asset sales, new borrowings and sales of equity, other than this offering, and a portion of excess cash flow. We have the right to prepay the credit facility in whole or in part at any time. As of December 31, 2000, we had $853.6 million outstanding under the credit facility.

    Our new credit facility imposes a number of restrictive covenants that, among other things, limit our ability to incur additional indebtedness, create liens, make capital expenditures and pay dividends. In addition, we are required to maintain certain financial ratios with respect to the borrower and certain of its subsidiaries, including, but not limited to:

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

    - beginning on December 31, 2001, a ratio of operating cash flow minus capital expenditures to the sum of debt service requirements and cash distributions of initially not less than 1.05 to 1, increasing over time to 1.25 to 1; and

    - a limitation of capital expenditures for 2001.

    At December 31, 2000, we were in compliance with all required financial ratios and expect to continue to be in compliance throughout 2001.

    Our subsidiary, Sygnet Wireless, is a party to a credit agreement for an aggregate of $352.4 million, consisting of a $42.5 million revolving credit facility and $309.9 million of term loan facilities. Interest on the revolving credit facility and the term loan facilities is based on a prime rate or a LIBOR formula, and has ranged between 8.3% and 10.5% since inception. As of December 31, 2000, we had $334.9 million outstanding under the Sygnet credit facility and we had $17.5 million of availability under the Sygnet credit facility.

    The obligations under the Sygnet credit facility are secured by a pledge of the capital stock of Dobson/Sygnet's operating subsidiary as well as a lien on substantially all of the assets of Dobson/ Sygnet and its operating subsidiary. The Sygnet credit facilities require that Dobson/Sygnet and we maintain certain financial ratios. The failure to maintain these ratios would constitute an event of default, notwithstanding Dobson/Sygnet's ability to meet its debt service obligations. The Sygnet credit facilities amortize quarterly. The $42.5 million revolving credit facility terminates on September 23, 2006. The $309.9 million term loans terminate on December 23, 2007. The weighted average interest rate on the Dobson/Sygnet credit facilities was 9.6% for the year ended December 31, 2000.

    Dobson/Sygnet has outstanding $200.0 million aggregate principal amount of senior notes that mature in 2008. The Dobson/Sygnet notes bear interest at an annual rate of 12.25%, payable semi-annually on each June 15 and December 15, beginning June 15, 1999. The Dobson/Sygnet note indenture contains restrictive covenants that, among other things, limit our ability and that of Dobson/ Sygnet's subsidiaries to incur additional indebtedness, create liens, pay dividends or make distributions in respect of their capital stock, make investments or certain other restricted payments, sell assets, redeem capital stock, issue or sell stock of restricted subsidiaries, enter into transactions with stockholders or affiliates or effect a consolidation or merger. Of the net proceeds from the sale of these notes, we used $67.7 million, to purchase securities we have pledged to secure the first six semi-annual interest payments on the notes. The restricted cash and investments balance at December 31, 2000, relating to these purchased securities was $24.2 million.

    On January 14, 2000, we repurchased $159.7 million principal amount of our outstanding $160.0 million aggregate principal amount of Senior Notes which mature in April 2007 and accrued interest at an annual rate of 11.75%, payable semi-annually on each April 15 and October 15. We repurchased our outstanding senior notes with funds available under our new credit facility described above.

    On June 15, 2000, we completed the private placement for the $300.0 million principal amount of 10.875% Senior Notes due 2010. The offering resulted in net proceeds totaling $290.2 million. We used $207.0 million of the proceeds to repay indebtedness under the revolving credit facility of our subsidiary, DOC LLC, and will use the remaining balance for working capital and other general corporate purposes.

    As of December 31, 2000, we have issued and outstanding 325,126 shares of 12.25% senior preferred stock and 206,395 shares of 13% senior preferred stock with aggregate liquidation values of $333.8 million and $210.9 million, respectively, including accrued stock dividends. Each of the certificates of designation for our senior preferred stock contains several restrictive covenants, which may limit our ability to issue indebtedness in the future.

CAPITAL COMMITMENTS

    We had capital expenditures of $134.3 million during 2000. We have budgeted approximately $115 to $120 million for capital expenditures in 2001. We may also require additional financing for future acquisitions, to refinance our debt at its final maturities and to meet our mandatory redemption provisions on our senior preferred stock. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions.

    We agreed to purchase approximately $169.8 million of cell site and switching equipment from Nortel Networks Corp. prior to November 2001. Of this commitment, approximately $47.0 million remained outstanding at December 31, 2000. Under another equipment supply agreement, we agreed to purchase approximately $131.0 million of cell site and switching equipment from Lucent Technologies Inc. by January 13, 2002. Of this commitment, $47.5 million remained outstanding at December 31, 2000. Purchases made under these commitments will be financed using funds available under our credit facilities. We expect to fulfill our purchase commitments under both of these agreements with purchases budgeted for 2001.

    The American Cellular joint venture has a bank credit facility of $1.55 billion with Bank of America N.A., as Administrative Agent and a group of participating lenders. American Cellular has required, and will likely continue to require, substantial capital to further develop, expand and upgrade its wireless systems. The American Cellular joint venture has budgeted approximately $90 million to $95 million for American Cellular capital expenditures in 2001. If American Cellular does not generate sufficient cash flows from operations or otherwise have sufficient access to capital to meet all of its debt service, capital expenditure, working capital or other operating needs, we may be required to fund our 50% share of any capital needs of the American Cellular joint venture in order to protect our substantial investment in it.

    At December 31, 2000, American Cellular was in violation of their interest coverage ratio covenant. Subsequent to year-end, American Cellular received a waiver from their lenders for this covenant violation. On March 2, 2001, American Cellular and their lenders agreed to an amendment to their credit facility. This amendment became effective on March 14, 2001, when American Cellular permanently repaid $200.0 million of the term notes under this credit facility. As of March 14, 2001, there was approximately $219.6 million available under this credit facility.

    On March 14, 2001, American Cellular completed the sale of $450.0 million of senior subordinated notes. These notes were sold at a discount of $3.3 million and carry an interest rate of 9.5%. The discount will be amortized over the life of the notes which is eight and a half years. The proceeds were used to repay outstanding indebtedness under the American Cellular credit facility and to deposit funds into an interest reserve account to fund the first four scheduled interest payments on the notes.

    The FCC recently concluded an auction of 10 MHz and 15 MHz licenses in the C and F blocks in a number of markets, and our wholly-owned subsidiary was the winning bidder for 14 of the auctioned licenses. The FCC is currently considering our subsidiary's post-auction application for a grant of those licenses. If our subsidiary is granted all 14 licenses, our total cost of the licenses will be $546.1 million, and the total population covered by our licenses will increase by 19.3 million. To date, we have made deposits totalling approximately $109.2 million to the FCC for the purchases of these licenses. If we are awarded these licenses, we expect to fund the remainder of this commitment with a combination of equity and debt instruments.

    Although we cannot provide any assurance, assuming successful implementation of our strategy, including the further development of our wireless systems and significant and sustained growth in our cash flows, we believe that borrowings under our DOC LLC credit facility, the net proceeds from our February 2000 initial public offering, our June 15, 2000 sale of $300.0 million principal amount of 10.875% Senior Notes, proceeds from the sale of $200 million of AA preferred stock on February 8, 2001 to AT&T Wireless and cash flows from operations are expected to be sufficient to satisfy our currently expected capital expenditures, working capital and debt service obligations over the next year. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments. We currently expect that we may have to refinance our indebtedness at their respective maturities commencing in 2006. We will also need to refinance our mandatory redemption obligations under our senior preferred stock. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all.

EFFECT OF NEW ACCOUNTING STANDARDS

    In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Derivatives and Hedging ("SFAS 133"). SFAS 133 establishes uniform hedge accounting criteria for all derivatives requiring companies to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Under SFAS 133, derivatives will be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value recognized in current earnings.
SFAS 133, as amended by SFAS 137, Derivatives and Hedging-Deferral of the Effective Date of FASB Statement No. 133, will be effective for fiscal years beginning after June 15, 2000. On January 1, 2001, in accordance with SFAS 133, the Company recorded a liability and a net loss to comprehensive income totaling $4.0 million relating to our interest rate hedges. In addition, we recognized a net loss to comprehensive income totaling $8.0 million, as a result of implementation of SFAS 133 by our 50% owned unconsolidated subsidiary, American Cellular, on January 1, 2001.

FORWARD-LOOKING STATEMENTS

    The description of our plans set forth herein, including planned capital expenditures and acquisitions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. Important factors that could cause actual capital expenditures, acquisition activity or our performance to differ materially from the plans include, without limitation, our ability to satisfy the financial covenants of our outstanding debt and preferred stock instruments and to raise additional capital; our ability to manage our rapid growth successfully and to compete effectively in our wireless, fiber and resale businesses against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than those of ours; and adverse regulatory changes. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in our business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. The counterparty to each of the interest rate swap and cap are major financial institutions. As of December 31, 2000, we had interest rate hedges under various derivative contracts totaling $460 million on our $923.3 million DOC LLC credit facility. The terms of these agreements expire from June 2001 to March 2002. In addition, we have an interest rate hedge on $85 million of our outstanding indebtedness under the Sygnet credit facility. Increases in interest expense related to the interest rate hedge for the year ended December 31, 2000 and 1999 were reflected in our results of operations and were immaterial.

    The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair market values of our total long-term fixed rate debt and our variable-rate debt are shown in Note 15 to our December 31, 2000 consolidated financial statements. Based on our market risk sensitive instruments outstanding at December 31, 2000, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
  Report of independent public accountants..................     38
  Consolidated balance sheets as of December 31, 2000 and
    1999....................................................     39
  Consolidated statements of operations for the years ended
    December 31, 2000, 1999 and 1998........................     40
  Consolidated statements of stockholders' equity (deficit)
    for the years ended December 31, 2000, 1999 and 1998....     41
  Consolidated statements of cash flows for the years ended
    December 31, 2000, 1999 and 1998........................     42
  Notes to consolidated financial statements................     43

ACC ACQUISITION LLC AND SUBSIDIARIES
  Report of independent public accountants..................     62
  Consolidated balance sheet as of December 31, 2000........     63
  Consolidated statement of operations for the period from
    February 15, 2000 through December 31, 2000.............     64
  Consolidated statement of members' equity for the period
    from February 15, 2000 through December 31, 2000........     65
  Consolidated statement of cash flows for the period from
    February 15, 2000 through December 31, 2000.............     66
  Notes to consolidated financial statements................     67

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Dobson Communications Corporation:

    We have audited the accompanying consolidated balance sheets of Dobson Communications Corporation (an Oklahoma corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dobson Communications Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,
March 9, 2001

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                   2000              1999
                                                              ---------------   --------------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   149,036,507   $    4,251,104
  Accounts receivable, net of allowance for doubtful
    accounts of $3,070,955 and $1,834,041 in 2000 and 1999,
    respectively............................................       82,554,626       52,355,414
  Accounts receivable--affiliate............................       11,805,894               --
  Restricted cash and investments...........................       26,153,677       22,919,339
  Inventory.................................................       12,787,211        7,894,329
  Prepaid expenses and other................................       13,290,484        4,741,939
                                                              ---------------   --------------
      Total current assets..................................      295,628,399       92,162,125
                                                              ---------------   --------------
PROPERTY, PLANT AND EQUIPMENT, net..........................      329,296,883      208,567,577
                                                              ---------------   --------------
OTHER ASSETS:
  Receivables-affiliate.....................................       14,833,607        8,257,403
  Restricted investments....................................               --       26,426,470
  Wireless license acquisition costs, net of accumulated
    amortization of $233,653,469 and $131,605,210 in 2000
    and 1999, respectively..................................    1,472,067,523    1,199,810,779
  Deferred financing costs, net of accumulated amortization
    of $16,712,687 and $10,087,041 in 2000 and 1999,
    respectively............................................       79,666,930       67,492,378
  Other intangibles, net of accumulated amortization of
    $26,058,993 and $12,787,211 in 2000 and 1999,
    respectively............................................       52,074,622       45,421,402
  Investment in joint venture...............................      332,878,306               --
  Other.....................................................       62,074,330        6,945,915
                                                              ---------------   --------------
      Total other assets....................................    2,025,401,212    1,354,354,347
                                                              ---------------   --------------
      Total assets..........................................  $ 2,638,520,600   $1,655,084,049
                                                              ---------------   --------------
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable..........................................  $    92,677,858   $   51,769,089
  Accrued expenses..........................................       13,169,547        7,747,804
  Accrued interest payable..................................       22,912,876        6,671,366
  Deferred revenue and customer deposits....................       12,943,192        7,442,585
  Current portion of long-term debt.........................       32,443,391       13,041,731
  Accrued dividends payable.................................       12,956,332       24,672,246
                                                              ---------------   --------------
      Total current liabilities.............................      187,103,196      111,344,821
                                                              ---------------   --------------
OTHER LIABILITIES:
  Net liabilities of discontinued operations................               --       73,523,680
  Long-term debt, net of current portion....................    1,657,632,386    1,055,815,604
  Deferred tax liabilities..................................      150,714,779      207,991,241
  Minority interest.........................................       21,341,974       19,516,881
  Other non-current liabilities.............................        1,811,406               --
  Commitments (Note 14)
  Senior exchangeable preferred stock, net..................      519,809,442      455,721,875
  Class D convertible preferred stock.......................               --       85,000,000
STOCKHOLDERS' EQUITY (DEFICIT):
  Class A Preferred Stock...................................               --          314,286
  Class A Common Stock, $.001 par value, 175,000,000 and
    160,250,720 shares authorized and 27,970,647 and
    63,872,059 issued in 2000 and 1999......................           27,971           63,872
  Class B Common Stock, $.001 par value, 70,000,000 shares
    authorized and 65,311,716 shares issued in 2000.........           65,312               --
  Class C Common Stock, $.001 par value, 4,226 shares
    authorized in 2000......................................               --               --
  Class D Common Stock, $.001 par value, 33,000 shares
    authorized and 4,832 shares issued in 2000..............                5               --
  Paid-in capital...........................................      614,333,820       18,234,773
  Retained deficit..........................................     (514,319,691)    (316,317,323)
                                                              ---------------   --------------
                                                                  100,107,417     (297,704,392)
                                                              ---------------   --------------
Less--
Class A common stock held in treasury (9,048,705 shares in
  1999), at cost............................................               --      (56,125,661)
                                                              ---------------   --------------
      Total stockholders' equity (deficit)..................      100,107,417     (353,830,053)
                                                              ---------------   --------------
      Total liabilities and stockholders' equity............  $ 2,638,520,600   $1,655,084,049
                                                              ===============   ==============

   The accompanying notes are an integral part of these consolidated balance sheets.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                  2000            1999            1998
                                                              -------------   -------------   ------------
OPERATING REVENUE:
  Service revenue...........................................  $ 272,092,321   $ 202,343,962   $ 80,151,176
  Roaming revenue...........................................    224,791,435     145,472,873     66,479,068
  Equipment revenue and other...............................     25,060,781      14,390,893      4,153,916
                                                              -------------   -------------   ------------
      Total operating revenue...............................    521,944,537     362,207,728    150,784,160
OPERATING EXPENSES:
  Cost of service...........................................    126,997,615      89,676,571     44,015,864
  Cost of equipment.........................................     50,834,650      28,511,858      8,359,739
  Marketing and selling.....................................     73,909,258      50,649,361     22,392,927
  General and administrative................................     71,687,074      55,481,883     26,051,564
  Depreciation and amortization.............................    171,895,558     127,439,984     47,109,937
                                                              -------------   -------------   ------------
      Total operating expenses..............................    495,324,155     351,759,657    147,930,031
                                                              -------------   -------------   ------------
OPERATING INCOME............................................     26,620,382      10,448,071      2,854,129
                                                              -------------   -------------   ------------
OTHER INCOME (EXPENSE):
Interest expense............................................   (151,894,453)   (109,509,314)   (38,978,898)
Other income, net...........................................      9,680,696       3,853,420      3,858,290
                                                              -------------   -------------   ------------
LOSS BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES,
  INCOME TAXES AND EXTRAORDINARY ITEMS......................   (115,593,375)    (95,207,823)   (32,266,479)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES................     (5,101,663)     (3,308,459)    (2,487,441)
LOSS FROM INVESTMENT IN JOINT VENTURE, net of income tax
  benefit of $15,346,786 in 2000............................    (49,621,694)             --             --
                                                              -------------   -------------   ------------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS............   (170,316,732)    (98,516,282)   (34,753,920)
INCOME TAX BENEFIT..........................................     45,864,115      37,436,183     11,469,000
                                                              -------------   -------------   ------------
LOSS FROM CONTINUING OPERATIONS.............................   (124,452,617)    (61,080,099)   (23,284,920)
DISCONTINUED OPERATIONS: (Note 4)
LOSS FROM DISCONTINUED OPERATIONS, net of income tax benefit
  of $29,568,003 in 1999 and $13,352,877 in 1998............             --     (48,242,532)   (27,110,387)
LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS, net of income
  tax benefit of $11,184,246 in 1999........................             --     (18,247,979)            --
                                                              -------------   -------------   ------------
LOSS BEFORE EXTRAORDINARY ITEMS.............................   (124,452,617)   (127,570,610)   (50,395,307)
EXTRAORDINARY EXPENSE, net of income tax benefit of
  $12,495,341 in 2000 and $1,149,000 in 1998 (Note 6).......    (20,387,134)             --     (2,165,439)
                                                              -------------   -------------   ------------
NET LOSS....................................................   (144,839,751)   (127,570,610)   (52,560,746)
DIVIDENDS ON PREFERRED STOCK................................   (126,686,297)    (69,476,850)   (23,955,011)
                                                              -------------   -------------   ------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS..................  $(271,526,048)  $(197,047,460)  $(76,515,757)
                                                              =============   =============   ============
BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON
  SHARE:
  Before discontinued operations and extraordinary
    expense.................................................  $       (2.81)  $       (2.38)  $      (0.90)
  Discontinued operations...................................             --           (1.21)         (0.51)
  Extraordinary expense.....................................          (0.23)             --          (0.04)
                                                              =============   =============   ============
BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON
  SHARE.....................................................  $       (3.04)  $       (3.59)  $      (1.45)
                                                              =============   =============   ============
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING............     89,417,829      54,823,354     52,773,972
                                                              =============   =============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                           CLASS A                 CLASS A                  CLASS B                CLASS D
                                       PREFERRED STOCK           COMMON STOCK            COMMON STOCK           COMMON STOCK
                                     --------------------   ----------------------   ---------------------   -------------------
                                      SHARES     AMOUNT       SHARES       AMOUNT      SHARES      AMOUNT     SHARES     AMOUNT
                                     --------   ---------   -----------   --------   ----------   --------   --------   --------
December 31, 1997..................   100,000   $ 100,000    52,728,059   $ 52,728           --   $    --        --       $--
  Net loss.........................        --          --            --         --           --        --        --        --
  Conversion of Class B Preferred
    Stock..........................        --          --    11,144,000     11,144           --        --        --        --
  Purchase of treasury stock, at
    cost...........................        --          --            --         --           --        --        --        --
  Issuance of preferred stock......   214,286     214,286            --         --           --        --        --        --
  Preferred stock dividends........        --          --            --         --           --        --        --        --
                                     --------   ---------   -----------   --------   ----------   -------     -----       ---
December 31, 1998..................   314,286     314,286    63,872,059     63,872           --        --        --        --
  Net loss.........................        --          --            --         --           --        --        --        --
  Preferred stock dividends........        --          --            --         --           --        --        --        --
                                     --------   ---------   -----------   --------   ----------   -------     -----       ---
December 31, 1999..................   314,286     314,286    63,872,059     63,872           --        --        --        --
  Net loss.........................        --          --            --         --           --        --        --        --
  Distribution of Logix............        --          --            --         --           --        --        --        --
  Recapitalization.................  (314,286)   (314,286)  (63,872,059)   (63,872)  65,311,716    65,312        --        --
  Issuance of common stock.........        --          --    27,970,647     27,971           --        --     4,832         5
  Preferred stock dividend.........        --          --            --         --           --        --        --        --
                                     --------   ---------   -----------   --------   ----------   -------     -----       ---
December 31, 2000..................        --   $      --    27,970,647   $ 27,971   65,311,716   $65,312     4,832       $ 5
                                     ========   =========   ===========   ========   ==========   =======     =====       ===


                                                      TREASURY
                                       PAID-IN         STOCK         RETAINED
                                       CAPITAL        AT COST         DEFICIT
                                     ------------   ------------   -------------
December 31, 1997..................  $  5,928,709             --   $ (42,754,106)
  Net loss.........................            --             --     (52,560,746)
  Conversion of Class B Preferred
    Stock..........................    12,520,350             --              --
  Purchase of treasury stock, at
    cost...........................            --    (56,125,661)             --
  Issuance of preferred stock......      (214,286)            --              --
  Preferred stock dividends........            --             --     (23,955,011)
                                     ------------   ------------   -------------
December 31, 1998..................    18,234,773    (56,125,661)   (119,269,863)
  Net loss.........................            --             --    (127,570,610)
  Preferred stock dividends........            --             --     (69,476,850)
                                     ------------   ------------   -------------
December 31, 1999..................    18,234,773    (56,125,661)   (316,317,323)
  Net loss.........................            --             --    (144,839,751)
  Distribution of Logix............            --             --      73,523,680
  Recapitalization.................    49,169,282     56,125,661              --
  Issuance of common stock.........   546,929,765             --              --
  Preferred stock dividend.........            --             --    (126,686,297)
                                     ------------   ------------   -------------
December 31, 2000..................  $614,333,820   $         --   $(514,319,691)
                                     ============   ============   =============

  The accompanying notes are an integral part of these consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                   2000             1999            1998
                                                              ---------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations.......................  $  (124,452,617)  $ (61,080,099)  $ (25,450,359)
  Adjustments to reconcile net loss to net cash provided by
    operating activities--
    Depreciation and amortization...........................      171,895,558     127,439,984      47,109,937
    Amortization of bond premium and financing costs........        9,628,333       6,361,864              --
    Deferred income taxes and investment tax credits, net...      (44,781,121)    (37,638,759)    (14,677,558)
    Loss on disposition of assets, net......................           16,672         146,524         158,067
    Extraordinary loss on financing cost....................               --              --       3,314,439
    Minority interests in income of subsidiaries............        5,101,663       3,308,459       2,487,441
    Loss from investment in joint venture...................       49,621,694              --              --
    Equity in income of unconsolidated partnerships.........               --              --        (283,798)
  Changes in current assets and liabilities--
    Accounts receivable.....................................      (42,005,106)     (9,055,846)     (8,358,070)
    Inventory...............................................       (4,892,882)     (2,735,817)       (860,921)
    Prepaid expenses and other..............................       (9,844,300)     (6,436,672)        418,482
    Income taxes receivable.................................               --         218,324         845,000
    Accounts payable........................................       40,908,769       4,232,417      30,206,977
    Accrued expenses........................................       21,663,253         196,864      (7,888,703)
    Deferred revenue and customer deposits..................        5,500,607       1,704,204       1,003,412
                                                              ---------------   -------------   -------------
    Net cash provided by operating activities...............       78,360,523      26,661,447      28,024,346
                                                              ---------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................     (134,267,823)    (91,537,021)    (55,288,571)
  Purchase of wireless license and properties...............     (437,751,805)    (39,987,057)   (945,420,000)
  Investment in joint venture...............................     (382,500,000)             --              --
  Proceeds from sale of property, plant and equipment.......        2,410,010      26,781,371          12,600
  Increase in deposits......................................      (50,000,000)             --        (149,379)
  (Increase) decrease in receivable-affiliate...............       (6,576,204)       (982,141)        301,117
  Decrease in payable-affiliate.............................               --      (5,011,438)     (3,195,497)
  Increase in notes receivable..............................               --              --      (1,194,990)
  Other investing activities................................       (6,124,635)    (12,769,456)      5,871,788
                                                              ---------------   -------------   -------------
    Net cash used in investing activities...................   (1,014,810,457)   (123,505,742)   (999,062,932)
                                                              ---------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable...............................               --              --      17,500,000
  Proceeds from long-term debt..............................    1,541,735,000     126,000,000     940,000,000
  Repayments from notes payable.............................               --     (17,500,000)             --
  Repayments of long-term debt..............................     (920,627,476)   (161,198,869)   (171,513,855)
  Dividend distributions--
    Preferred stock.........................................               --      (3,471,737)             --
  Distributions to partners.................................               --              --        (911,223)
  Proceeds from equity offering.............................      545,365,158
  Issuance of preferred stock...............................               --     170,000,000     340,000,000
  Redemption of preferred stock.............................      (53,295,725)    (55,000,000)             --
  Issuance of common stock..................................        1,010,264              --              --
  Premium on redemption of Senior Notes.....................      (23,869,310)             --              --
  Purchase of treasury stock................................               --              --     (31,125,661)
  Minority investment in Dobson Tower Company...............               --              --       7,718,750
  Purchase of restricted investments........................               --              --     (67,733,293)
  Maturities of restricted investments......................       22,080,000      29,694,000      17,483,654
  Deferred financing costs..................................      (30,708,071)     (9,751,729)    (62,038,663)
  Amortization of deferred financing costs and bond
    premium.................................................               --              --       1,230,212
  Other financing activities................................         (454,503)             --              --
                                                              ---------------   -------------   -------------
    Net cash provided by financing activities...............    1,081,235,337      78,771,665     990,609,921
                                                              ---------------   -------------   -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      144,785,403     (18,072,630)     19,571,335
CASH AND CASH EQUIVALENTS, beginning of year................        4,251,104      22,323,734       2,752,399
                                                              ---------------   -------------   -------------
CASH AND CASH EQUIVALENTS, end of year......................  $   149,036,507   $   4,251,104   $  22,323,734
                                                              ===============   =============   =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for--
    Interest, net of amounts capitalized....................  $   126,135,528   $  87,474,820   $  39,113,948
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
Issuance of Class G Preferred Stock for the purchase of
  treasury stock............................................  $            --   $          --   $  25,000,000
Conversion of Class B Preferred Stock to old Class A Common
  Stock.....................................................  $            --   $          --   $  12,531,394
Conversion of Class D Preferred Stock to old Class A Common
  Stock.....................................................  $    58,200,000   $          --   $          --
Conversion of Class D Preferred Stock to Class E Preferred
  Stock and old Class A Common Stock........................  $    46,610,325   $          --   $          --
Stock dividend paid through the issuance of preferred
  stock.....................................................  $    62,690,000   $  42,865,000   $  16,320,000

  The accompanying notes are an integral part of these consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION:

    The Company, through its predecessors, was organized in 1936 as Dobson Telephone Company and adopted its current organizational structure in 2000. The Company is a provider of rural and suburban wireless telephone services.

2000 RECAPITALIZATION

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

    - a 111.44 for 1 split of new Class B common stock;

    - the retirement of the Company's Class A preferred stock;

    - the creation of a new Class D common stock to be issued upon the exercise of options under the Company's amended 1996 stock option plan; and

    - redesignated formerly authorized Class F and G Preferred Shares to undesignated preferred shares.

    Subsequent to this recapitalization, the Company has outstanding only
Class A common stock, Class B common stock, Class D common stock, 12.25% senior preferred stock and 13% senior preferred stock.

    On February 9, 2000, the Company completed its initial public offering of 25 million shares of Class A common stock, and the sale of an additional
1.5 million shares of Class A common stock to AT&T Wireless, for net proceeds (after commissions and expenses) of $545.4 million. The Company used
$53.3 million of the net proceeds to pay accrued dividends on its Class D preferred stock and to redeem its Class E preferred stock. An additional
$382.5 million was used as a capital contribution to its joint venture with AT&T Wireless which acquired American Cellular Corporation ("American Cellular"). The Company used the balance of the net proceeds for working capital and other general corporate purposes.

CAPITAL RESOURCES AND GROWTH

    The Company has substantial indebtedness and debt service requirements and is subject to significant financial restrictions and limitations. If the Company is unable to satisfy any of the covenants under the credit facilities (described in Note 6), including financial covenants, the Company will be unable to borrow under the credit facilities during such time period to fund planned capital expenditures, its ongoing operations or other permissible uses.

    The Company's ability to manage future growth will depend upon its ability to monitor operations, control costs, maintain effective quality controls and significantly expand the Company's internal management, technical and accounting systems, all of which will result in higher operating expenses.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. ORGANIZATION: (CONTINUED)
Any failure to expand these areas and to implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the growth of the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations.

2. SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements of the Company include the accounts of all majority owned subsidiaries. For financial reporting purposes, the Company reports 100% of revenues and expenses for the markets for which it provides wireless services. However, in several of its markets, the Company holds less than 100% of the equity ownership. The minority stockholders' and partners' shares of income or losses in those markets are reflected in the consolidated statements of operations as minority interests in income of subsidiaries. For financial reporting purposes, the Company consolidates each subsidiary and partnership in which it has a controlling interest (greater than 50%). Significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated partnerships where the Company does not have a controlling interest are accounted for under the equity method.

    The Company is responsible for managing and providing administrative services for certain partnerships of which the Company is the majority partner. The Company is accountable to the partners and shareholders for the execution and compliance with contracts and agreements and for filing of instruments required by law, which are made on behalf of these partnerships and corporation. The books and records of these partnerships and corporation are also maintained by the Company.

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

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
WIRELESS LICENSE ACQUISITION COSTS

    Wireless license acquisition costs consist of amounts paid to acquire FCC licenses to provide wireless services. Wireless license acquisition costs are being amortized on a straight-line basis over fifteen years. Amortization expense of $102,048,259, $87,625,001, and $30,064,955 was recorded in 2000, 1999 and 1998, respectively.

    The ongoing value and remaining useful lives of intangible and other long-term assets are subject to periodic evaluation and the Company currently expects the carrying amounts to be fully recoverable.

DEFERRED FINANCING COSTS

    Deferred financing costs consist primarily of fees incurred to secure long-term debt. Deferred financing costs are being amortized on a straight-line basis over the term of the debt of eight to ten years. Amortization expense related to these costs of $9,631,272, $6,364,802, and $1,965,461 was recorded in 2000, 1999 and 1998, respectively.

OTHER INTANGIBLES

    Other intangibles consist of amounts paid to acquire FCC licenses to provide PCS service and amounts paid to acquire customer lists. Customer list acquisition costs are being amortized on a straight-line basis over five years. Amortization expense of $13,271,782, $10,716,164, and $1,219,940 was recorded in 2000, 1999 and 1998, respectively.

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

REVENUE RECOGNITION

    The Company records service revenues over the period they are earned. The cost of providing service is recognized as incurred. Airtime and toll revenue is billed in arrears. The Company accrued estimated unbilled revenues for services provided of approximately $5,105,000 and $2,626,000 as of December 31, 2000 and 1999, respectively, which are included in accounts receivable in the accompanying consolidated balance sheets. Monthly access charges are billed in advance and are reflected as deferred revenue on the accompanying consolidated balance sheets. Equipment sales are recognized when the equipment is delivered to the customer. Subscriber acquisition costs (primarily commissions and losses on equipment sales) are expensed as incurred.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    As of December 31, 2000, the Company implemented SEC Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition." The impact of implementing SAB 101 was not material to the Company's revenues or results of operations for the period ended December 31, 2000.

EARNINGS PER SHARE

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

SIGNIFICANT CONCENTRATIONS

    In connection with providing wireless services to customers of other wireless carriers, the Company has contractual agreements with those carriers which provide for agreed-upon billing rates between the parties. Approximately 86%, 70% and 59% of the Company's roaming revenue was earned from three wireless carriers during the years ended December 31, 2000, 1999 and 1998, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In July 1998, the Financial Accounting Standards Board issued SFAS No. 133, Derivatives and Hedging ("SFAS 133"). SFAS 133 establishes uniform hedge accounting criteria for all derivatives requiring companies to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Under SFAS 133, derivatives will be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value recognized as a component of comprehensive income or in current earnings. SFAS 133, as amended by SFAS 137, Derivatives and Hedging-Deferral of the Effective Date of FASB Statement No. 133, will be effective for fiscal years beginning after June 15, 2000. In addition, SFAS 138, was issued in June 2000 as amendment to SFAS 133 and addresses issues causing implementation difficulties. On January 1, 2001, in accordance with SFAS 133, the Company recorded a liability and a net loss to comprehensive income totaling $4.0 million relating to its interest rate hedges. In addition, the Company recognized a net loss to comprehensive income totaling
$8.0 million, as a result of implementation of SFAS 133 by its 50% owned unconsolidated subsidiary, American Cellular, on January 1, 2001.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
RECLASSIFICATIONS

    Certain reclassifications have been made to the previously presented 1999 and 1998 balances to conform them to the current presentation.

3. INVESTMENT IN UNCONSOLIDATED PARTNERSHIP

    The Company owns a 50% interest in a joint venture that owns American Cellular. This investment is accounted for on the equity method. The following is a summary of the significant financial information for American Cellular as of December 31, 2000 and for the period from February 25, 2000 (the date of acquisition) through December 31, 2000:

                                                      PERIOD FROM FEBRUARY 25, 2000
                                                        THROUGH DECEMBER 31, 2000
                                                      -----------------------------
                                                            ($ IN THOUSANDS)
Revenue.............................................           $  336,837
Operating income....................................               10,497
Net loss............................................              (99,243)

                                                        DECEMBER 31, 2000
                                                        -----------------
Current assets......................................        $   80,283
Property, plant and equipment, net..................           192,986
Intangible assets...................................         2,396,699
Other assets........................................               135
Current liabilities.................................           106,180
Long-term debt......................................         1,650,535
Other liabilities...................................           247,631
Shareholders' equity................................           665,757

4. DISCONTINUED OPERATIONS

    On January 24, 2000, the Company distributed the stock of its former subsidiary, Logix, to certain of the Company's shareholders. Logix' operating results through the date of the spin-off on January 24, 2000, was reported as a loss from discontinued operations in the Company's consolidated financial statements at December 31, 1999. Therefore, beginning in January 2000, the Company no longer included the operating results of Logix in its financial results.

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

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. DISCONTINUED OPERATIONS (CONTINUED)
liabilities of discontinued operations" on the December 31, 1999 consolidated balance sheet and consist of the following:

                                                              DECEMBER 31, 1999
                                                              -----------------
                                                              ($ IN THOUSANDS)
Cash and cash equivalents...................................      $    672
Restricted investments-current..............................        40,079
Other current assets........................................        28,152
Property, plant and equipment, net..........................       121,136
Restricted investments-non-current..........................        21,062
Goodwill....................................................       121,280
Other assets................................................        75,557
                                                                  --------
  Total assets..............................................       407,938
                                                                  --------
Current liabilities.........................................        36,540
Long-term debt, net of current portion......................       438,330
Other liabilities...........................................         6,592
                                                                  --------
  Total liabilities.........................................       481,462
                                                                  --------
Net liabilities of discontinued operations..................      $(73,524)
                                                                  ========

    The net loss from operations of the wireline segment was classified on the consolidated statement of operations as "Loss from discontinued operations." Summarized results of discontinued operations are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                          1999           1998
                                                        --------       --------
                                                           ($ IN THOUSANDS)
Net revenues..........................................  $113,420       $ 67,703
Loss before income taxes..............................   (77,811)       (40,196)
Income tax benefit....................................    29,568         12,924
Cumulative effect of change in accounting principle,
  net.................................................        --           (699)
Loss from discontinued operations.....................   (48,243)       (27,110)

5. PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials overhead and capitalized interest. For the years ended December 31, 2000, 1999 and 1998, interest capitalized was not material. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense totaling $56,128,985, $14,201,939 and $20,969,553 were recorded for the years ended December 31, 2000, 1999 and 1998, respectively.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. PROPERTY, PLANT AND EQUIPMENT: (CONTINUED)
    Listed below are the major classes of property, plant and equipment and their estimated useful lives, in years, as of December 31, 2000 and 1999:

                                            USEFUL
                                             LIFE         2000            1999
                                           --------   -------------   ------------
Wireless systems and equipment...........   3-10      $ 330,968,352   $181,480,987
Buildings and improvements...............   5-40         38,452,648     27,496,285
Vehicles, aircraft and other work
  equipment..............................   3-10          5,951,507      3,371,935
Furniture and office equipment...........   5-10         27,814,494     16,258,071
Plant under construction.................                26,544,461     23,516,198
Land.....................................                 1,453,762      2,195,457
                                                      -------------   ------------
  Property, plant and equipment..........               431,185,224    254,318,933
Accumulated depreciation.................              (101,888,341)   (45,751,356)
                                                      -------------   ------------
  Property, plant and equipment, net.....             $ 329,296,883   $208,567,577
                                                      =============   ============

6. LONG-TERM DEBT:

    The Company's long-term debt as of December 31, 2000 and 1999, consisted of the following:

                                                     2000             1999
                                                --------------   --------------
Revolving credit facilities...................  $1,188,449,254   $  705,000,000
Dobson/Sygnet Senior Notes....................     200,000,000      200,000,000
DCC 10.875% Senior Notes, net of discount.....     297,845,918               --
DCC 11.75% Senior Notes.......................         340,000      160,000,000
Other notes payable...........................       3,440,605        3,857,335
                                                --------------   --------------
  Total debt..................................   1,690,075,777    1,068,857,335
Less-Current maturities.......................      32,443,391       13,041,731
                                                --------------   --------------
  Total long-term debt........................  $1,657,632,386   $1,055,815,604
                                                ==============   ==============

CREDIT FACILITIES

    The Company's revolving credit facilities consist of the following:

                                                                                       INTEREST RATE
                                                                                   (WEIGHTED AVERAGE RATE
                                               MAXIMUM       AMOUNT OUTSTANDING      FOR THE YEAR ENDED
CREDIT FACILITY                              AVAILABILITY   AT DECEMBER 31, 2000   DECEMBER 31, 2000)(1)
---------------                              ------------   --------------------   ----------------------
DOC LLC Credit Facility....................  $922,563,000       $853,562,500                8.9%
Dobson/Sygnet Credit Facility..............  $352,375,000       $334,886,754                9.6%

------------------------

(1) Weighted average computation is based on actual interest rates without giving effect to the interest rate hedge discussed below.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. LONG-TERM DEBT: (CONTINUED)
    On January 14, 2000, the Company obtained an $800.0 million credit facility and increased it by $125.0 million to $925.0 million on May 1, 2000. The original proceeds from the $800.0 million credit facility were used primarily to:

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

    At December 31, 2000, this credit facility included a $300 million revolving credit facility and $622.6 million remaining of term loan facilities consisting of a Term A Facility of $350 million, a Term B Facility of $148.5 million and an additional Term B Facility of $124.1 million (collectively the "DOC LLC Credit Facility"). These loans begin to mature in 2007. As of December 31, 2000, the Company had $853.6 million outstanding under this credit facility and there was $69.0 million of availability.

    This credit facility is structured as a loan to the Company's subsidiary, DOC LLC, the successor by merger to Dobson Cellular Operating Company and Dobson Operating Company, with guarantees from certain of its subsidiaries and the Company. Advances bear interest, at the Company's option, on a prime rate or LIBOR formula. The Company's obligations under the credit facility are secured by:

    - a pledge of the membership interests in the borrower;

    - stock and partnership interests of certain of the borrower's subsidiaries; and

    - liens on substantially all of the assets of the borrower and the borrower's restricted subsidiaries including FCC licenses, but only to the extent such licenses can be pledged under applicable law.

    The Company is required to amortize the Term A Facility with quarterly principal payments of $5.0 million commencing June 30, 2001, increasing over the term of the loan to quarterly principal payments of $25.0 million. The Company is required to amortize the Term B Facility with quarterly principal payments of $375,000 from March 31, 2000 through December 31, 2006 and with quarterly principal payments of $34.9 million during 2007. The Company began amortizing the additional $125.0 million portion of the Term B Facility with quarterly principal payments of $312,500 on June 30, 2000 and will continue through March 31, 2007. These quarterly principal payments will increase to $29.1 million from June 30, 2007 through March 31, 2008. In addition, under certain circumstances, the Company is required to make prepayments of proceeds received from significant asset sales, new borrowings, sales of equity and a portion of excess cash flow. The Company has the right to prepay the credit facility in whole or in part at any time.

    The Company's new credit facility imposes a number of restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness, create liens, make capital expenditures and pay dividends.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. LONG-TERM DEBT: (CONTINUED)
    In connection with the closing of the DOC LLC Credit Facility, the Company extinguished its credit facilities for both Dobson Cellular Operations Company and Dobson Operating Company and repurchase $159.7 million outstanding principal amount of the Company's 11.75% senior notes due 2007. Since these credit facilities and senior notes were extinguished before their termination, the Company recognized a pretax extraordinary loss of $32.9 million as a result of call premiums and writing off previously capitalized financing costs relating to these debt instruments.

    The Company's subsidiary, Sygnet Wireless, Inc., is a party to a credit agreement for an aggregate of $352.4 million, consisting of a $42.5 million revolving credit facility and $309.9 million of term loan facilities (collectively the "Sygnet credit facilities"). Interest on the revolving credit facility and the term loan facilities is based on a prime rate or a LIBOR formula, and has ranged between 8.3% and 10.5% since inception. As of December 31, 2000, the Company had $334.9 million outstanding under the Sygnet credit facility and the Company had $17.5 million of availability under the Sygnet credit facility.

    The obligations under the Sygnet credit facility are secured by a pledge of the capital stock of Dobson/Sygnet's operating subsidiary as well as a lien on substantially all of the assets of Dobson/ Sygnet and its operating subsidiary. The Sygnet credit facilities require that Dobson/Sygnet and the Company maintain certain financial ratios. The failure to maintain these ratios would constitute an event of default, notwithstanding Dobson/Sygnet's ability to meet its debt service obligations. The Sygnet credit facilities amortize quarterly. The
$42.5 million revolving credit facility terminates on September 23, 2006. The $309.9 million term loans terminate on December 23, 2007.

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

SENIOR NOTES

    On June 15, 2000, the Company issued $300 million principal amount of its 10.875% Senior Notes maturing on July 1, 2010. The Company used $207 million of the net proceeds to pay down the DOC LLC credit facility. The Company has and will continue to use the balance of the net proceeds for working capital and other general corporate purposes. The notes are redeemable at any time. In addition, the Company may redeem up to 35% of the notes before July 1, 2003 with the net cash proceeds from certain equity offerings.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. LONG-TERM DEBT: (CONTINUED)
OTHER NOTES PAYABLE

    Other notes payable represents the amount financed with the United States Government for nine PCS licenses. On January 3, 2001, the Company completed the sell of a portion of these PCS licenses for $1.8 million and the assumption of the remaining notes payable (see Note 16).

    Minimum future payments of long-term debt for years subsequent to December 31, 2000, are as follows:

2001........................................................  $   32,443,391
2002........................................................      46,846,760
2003........................................................      79,626,943
2004........................................................     118,784,057
2005........................................................     155,568,226
2006 and thereafter.........................................   1,256,806,400
                                                              --------------
                                                              $1,690,075,777
                                                              ==============

INTEREST RATE HEDGES

    The Company pays interest on its bank credit facilities based on a variable factor, such as LIBOR or prime rate. The Company will from time to time enter into derivative contracts to reduce exposure against rising interest rates.

    The Company has entered into a $135 million derivative contract on the DOC LLC Credit Facility whereby the interest rate ranges from a cap of 8.5% to a floor of 7.0% plus a factor based on DOC LLC's leverage. The agreement expires in March 2002. Additionally, the Company has entered into a $165 million derivative contract on the DOC LLC Credit Facility whereby the interest rate has a cap of 8.5% plus a factor based on DOC LLC's leverage. The agreement expires in March 2002. DOC LLC also has an interest rate cap agreement of $160 million on its DOC LLC Credit Facility that expires in June 2001. Under this agreement the maximum rate the company will pay on the $160 million of its DOC LLC credit facility is 7.5% plus a factor based on the Company's leverage.

    The Company has entered into a $85 million interest rate swap agreement under the Sygnet credit facility which caps the interest rate on $85 million of the facility at 5.48% plus a factor used on Dobson/Sygnet's leverage (approximately 8.8% at December 31, 2000). The agreement expires in March 2001.

7. RESTRICTED CASH AND INVESTMENTS:

    Restricted cash and investments consist of interest pledge deposits for the Dobson/Sygnet Senior Notes. The Dobson/Sygnet Senior Notes interest pledge deposit includes the initial deposit of $67.7 million (as discussed in Note 6), net of interest earned and payments issued to bondholders. Amortization expense of $503,846 and $769,956 was recorded in 2000 and 1999, respectively, as a reduction of interest income for bond premiums recorded with the purchase of the restricted investments.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. STOCKHOLDERS' EQUITY:

    The Company recorded preferred stock dividends of $126.7 million for year ended December 31, 2000 consisting primarily of $62.7 million of dividends on its 12.25% and 13% Senior Exchangeable Preferred Stock through the issuance of additional shares of such Preferred Stock and $60.4 million of dividends on its previous Class D and Class E shares of Preferred Stock.

    As of December 31, 2000, the Company's authorized and outstanding capital stock is as follows:

                                                                      PAR VALUE                       LIQUIDATION
                                          # OF SHARES   # OF SHARES      PER                          PREFERENCE     REDEMPTION
         CLASS                TYPE        AUTHORIZED      ISSUED        SHARE         DIVIDENDS        PER SHARE        DATE
-----------------------  ---------------  -----------   -----------   ---------   -----------------   -----------   -------------
Class A................  Common Stock     175,000,000   27,970,647     $.001            As declared           --         --
Class B................  Common Stock     70,000,000    65,311,716     $.001            As declared           --         --
Class C................  Common Stock          4,226            --     $.001            As declared           --         --
Class D................  Common Stock         33,000         4,832     $.001            As declared           --         --
                                          -----------   ----------
                                          245,037,226   93,287,195
                                          -----------   ----------

Senior Exchangeable....  Preferred Stock     734,000       325,126     $1.00      12.25% Cumulative    $   1,000    Jan. 15, 2008
Senior Exchangeable....  Preferred Stock     500,000       206,395     $1.00         13% Cumulative    $   1,000     May 1, 2009
Class E................  Preferred Stock      40,000            --     $1.00         15% Cumulative    $1,131.92    Dec. 23, 2010
Other..................  Preferred Stock   4,726,000            --     $1.00                     --           --         --
                                          -----------   ----------
                                           6,000,000       531,521
                                          ===========   ==========

                            OTHER
                          FEATURES,
                           RIGHTS,
                         PREFERENCES
                             AND
         CLASS             POWERS
-----------------------  -----------
Class A................    Voting
Class B................    Voting
Class C................  Non-voting
Class D................  Non-voting
Senior Exchangeable....  Non-voting
Senior Exchangeable....  Non-voting
Class E................  Non-voting
Other..................      --

    Each share of the Company's Class B common stock, Class C common stock and Class D common stock is convertible into 111.44 shares of Class A common stock at the option of the holder. Due to this conversion feature, the Company's calculation of its weighted average common shares outstanding is performed on an as converted basis (as discussed in Note 2).

    The Company adopted a stock incentive plan on January 10, 2000 (the "2000 plan"). The maximum number of shares for which the Company may grant options under the plan is 4,000,000 shares of post recapitalization Class A common stock, subject to adjustment in the event of any stock dividend, stock split, recapitalization, reorganization or certain defined change of control events. During 2000, the Company granted options to purchase approximately 2,549,500 shares of common stock under the 2000 plan. Shares subject to previously expired, cancelled, forfeited or terminated options become available again for grants of options. The shares that the Company will issue under the plan will be newly issued shares.

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

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. STOCKHOLDERS' EQUITY: (CONTINUED)
    During 2000, 1999 and 1998, the Company issued total cumulative quarterly dividends in the form of 62,690, 47,956 and 11,229 additional shares of 12.25% and 13.00% Senior Exchangeable preferred stock, respectively (resulting in a total liquidation preference of the outstanding preferred stock of $333.8 million and $210.9 million, respectively, as of December 31, 2000) which represented non-cash financing activity, and thus are not included in the accompanying consolidated statements of cash flows.

9. ACQUISITIONS:

    On March 16, 1999, the Company purchased certain assets and customers relating to the Ohio 2 RSA for $3.9 million. This completed the acquisition of the Ohio 2 market, which began on September 2, 1998, when the Company acquired the FCC license of Ohio 2 RSA for $39.3 million. Ohio 2 is located in north central Ohio and covers an estimated population of 262,000.

    On June 1, 1999, the Company completed the purchase of certain assets and customers relating to the Texas 10 RSA. This completed the acquisition of the Texas 10 market, which began on December 2, 1998, when the Company acquired the FCC license of Texas 10 RSA for $55.0 million. Texas 10 is located in central Texas and covers an estimated population of 320,000.

    On June 24, 1999, the Company's wholly-owned subsidiary, Dobson Cellular of Maryland, purchased the Maryland 1 RSA for $9.1 million. Maryland 1 is located in the westernmost county of the state and a small section of West Virginia and covers an estimated population of 29,000.

    On September 15, 1999, the Company purchased Arizona 1 RSA for
$24.0 million. Arizona 1 is located in the Northwest corner of the state and covers an estimated population of 135,000.

    On December 14, 1999, the Company purchased Pennsylvania 2 RSA for
$6.0 million. Pennsylvania 2 is located in Northwest Pennsylvania and covers an estimated population of 88,000.

    On January 31, 2000, the Company completed the purchase of Alaska 3 RSA for approximately $12.0 million. Alaska 3 is located in the southeast portion of Alaska and has an estimated population of 74,000.

    On February 11, 2000, the Company completed the purchase of Michigan 3 RSA for approximately $97.0 million. Michigan 3 is located in northwest Michigan and has an estimated population of 166,000.

    On February 17, 2000, the Company completed the purchase of Alaska 1 RSA for approximately $16.0 million. Alaska 1 is located in east central Alaska, covering the Fairbanks area, with an estimated population of 113,000.

    On February 25, 2000, the Company and AT&T Wireless, through an equally-owned joint venture, acquired American Cellular for approximately
$2.5 billion, including fees and expenses. American Cellular's systems cover an estimated population of 4.9 million. American Cellular serves markets in portions of Illinois, Kentucky, Michigan, Minnesota, New York, Ohio, Pennsylvania, Tennessee, West Virginia and Wisconsin.

    On March 3, 2000, the Company completed the purchase of Michigan 10 RSA for approximately $34.0 million. Michigan 10 is located in the eastern portion of the lower-peninsula of Michigan. The Michigan 10 market area, which is mostly surrounded by Saginaw Bay and Lake Huron, has an estimated population of 138,000.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. ACQUISITIONS: (CONTINUED)
    On May 1, 2000, the Company completed the purchase of Texas 9 RSA for approximately $125.0 million. Texas 9 is located between Dallas/Fort Worth and Abilene and adjoins the Company's Texas 10 property. It has an estimated population of 191,000 and encompasses the towns of Brownwood, Stephenville, Hamilton and Hillsboro.

    On July 17, 2000 the Company acquired from Florida Cellular, a Florida general partnership for $7.0 million, Missouri 2 RSA, consisting of Harrison, Grundy, Sullivan, Mercer and Putnam Counties (or portions thereof) in Missouri. On October 2, 2000, the Company sold Putnam and Sullivan Counties in Missouri 2 RSA to USCOC of Missouri RSA #5, Inc. for approximately $2.0 million.

    On September 21, 2000, the Company completed the purchase of Oklahoma 6 RSA for approximately $72.0 million. The estimated population for Oklahoma 6 RSA is 221,000. The Oklahoma 6 RSA covers seven counties in central and eastern Oklahoma, including the cities of Henryetta, McAlester, Muskogee, Okmulgee and Seminole.

    On November 1, 2000, the Company completed the acquisition of Georgia 1 RSA for approximately $70.0 million. Georgia 1 covers eight counties in north and central Georgia, and covers an estimated population of 237,000.

    The acquisition transactions were accounted for as purchases and, accordingly, their results of operations have been included in the accompanying consolidated statements of operations from the respective dates of acquisition. The unaudited pro forma information set forth below includes all acquisitions for the years ended 2000 and 1999, respectively, as if the purchases occurred at the beginning of 1999. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time:

                                                          2000        1999
                                                        ---------   ---------
                                                             (UNAUDITED)
Operating revenue.....................................  $ 553,886   $ 449,333
Loss before discontinued operations and extraordinary
  items...............................................   (144,611)   (114,804)
Net loss..............................................   (164,998)   (181,295)
Net loss applicable to common stockholders............   (291,684)   (250,772)
Basic net loss applicable to common stockholders per
  common share........................................  $   (3.11)  $   (2.67)

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

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. EMPLOYEE BENEFIT PLANS:

401 PLAN

    The Company maintains a 401(k) plan (the "Plan") in which substantially all employees of the Company are eligible to participate. The Plan requires the Company to match 100% of employees' contributions up to 4% of their salary. Contributions to the Plan charged to the Company's operations were approximately $1,151,400, $698,000 and $274,000 during the years ended December 31, 2000, 1999 and 1998, respectively, and were recorded as general and administrative expenses in the accompanying statement of operations.

STOCK OPTION PLANS

    The Company adopted its 1996 stock option plan (the "1996 plan") and its 2000 plan to encourage its key employees by providing opportunities to participate in the ownership and future growth through the grant of incentive stock options and nonqualified stock options. The plans also permit the grant of options to its directors. The 1996 and 2000 plans are presently administered by the Company's compensation committee. The Company will not grant any additional options under the 1996 plan. All future options will be granted pursuant to the 2000 plan. The Company accounts for the plans under APB Opinion 25, under which no compensation cost is recognized in the accompanying consolidated financial statements if the option price is equal to or greater than the fair market value of the stock at the time the option is granted.

    Under the 1996 plan, the Board of Directors granted both incentive and non-incentive stock options for employees, officers and directors to acquire Class C common stock and Class D common stock, which is convertible into shares of our Class A common stock at a 1:111.44 basis. Options granted under the 2000 stock incentive plan can also be both incentive and non incentive stock options for employees, officers and directors, however, all shares granted under this plan are shares of Class A common stock.

    Under both plans, stock options have been issued at the market price on the date of grant with an expiration of ten years from the grant date. All options issued in 2000, 1999 and 1998 vest at a rate of 20% per year. The maximum number of shares for which the Company may grant options under the 2000 plan is 4,000,000 shares of Class A common stock, subject to adjustment in the event of any stock dividend, stock split, recapitalization, reorganization or certain defined change of control events. As of December 31, 2000, the Company had outstanding options to purchase 2,549,500 shares of Class A common stock, 376,779 shares of Class C common stock and 1,746,718 shares of Class D common stock. to approximately 75 employees, officers and directors. Shares subject to previously expired, cancelled, forfeited or terminated options become available again for grants of options. The shares that the Company will issue under the plan will be newly issued shares.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. EMPLOYEE BENEFIT PLANS: (CONTINUED)
    Stock options outstanding under the Plan are presented for the periods indicated.

                                                                                                              CLASS D
                                                      CLASS A                     CLASS C               (FORMERLY CLASS B)
                                             -------------------------   -------------------------   -------------------------
                                             NUMBER OF    OPTION PRICE   NUMBER OF    OPTION PRICE   NUMBER OF    OPTION PRICE
                                               SHARES        RANGE         SHARES        RANGE         SHARES        RANGE
                                             ----------   ------------   ----------   ------------   ----------   ------------
Outstanding December 31, 1998..............         --           --        2,414       $400-$420       34,296       $86-$578
Granted....................................         --           --        1,812            $420           --             --
Canceled...................................         --           --           --              --        1,391            $86
                                             ---------      -------        -----       ---------       ------       --------
Outstanding December 31, 1999..............         --           --        4,226       $400-$420       32,905       $86-$578
Granted....................................  2,709,500      $18-$23           --              --           --             --
Exercised..................................         --           --          845       $400-$420       15,562       $86-$578
Canceled...................................    160,000          $23           --              --        1,669             --
                                             ---------      -------        -----       ---------       ------       --------
Outstanding December 31, 2000..............  2,549,500      $18-$23        3,381       $400-$420       15,674       $86-$578
                                             =========      =======        =====       =========       ======       ========
Exercisable at December 31, 1998...........         --           --           --              --        8,206       $86-$131
                                             =========      =======        =====       =========       ======       ========
Exercisable at December 31, 1999...........         --           --          482       $400-$420       13,063       $86-$578
                                             =========      =======        =====       =========       ======       ========
Exercisable at December 31, 2000...........         --           --          483       $400-$420        3,828       $86-$578
                                             =========      =======        =====       =========       ======       ========

    On January 24, 2000, the Company distributed the stock of its former subsidiary, Logix Communications Enterprises, Inc ("Logix"), to certain of the Company's shareholders as previously described in Note 4. These certain shareholders were the Class D shareholders (formerly Class B). Thus, the above amounts have been adjusted to reflect the distribution of Logix.

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

                                                 2000        1999        1998
                                               ---------   ---------   --------
                                                   ($ IN THOUSANDS, EXCEPT
                                                    FOR PER SHARE AMOUNTS)
Net loss applicable to common stockholders:
  As reported................................  $(271,526)  $(197,047)  $(76,516)
  Pro forma..................................  $(275,564)  $(197,565)  $(76,911)
Basic net loss applicable to common
  stockholders per common share:
  As reported................................     $(3.04)     $(3.59)    $(1.45)
  Pro forma..................................     $(3.08)     $(3.60)    $(1.46)

    Diluted net loss per common share has been omitted because the impact of common stock equivalents is anti-dilutive.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. EMPLOYEE BENEFIT PLANS: (CONTINUED)
    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively:

                                                                                                     CLASS D
                                              CLASS A               CLASS C                     (FORMALLY CLASS B)
                                              --------   ------------------------------   ------------------------------
                                                2000       2000       1999       1998       2000       1999       1998
                                              --------   --------   --------   --------   --------   --------   --------
                                                                  (AMOUNTS EXPRESSED IN PERCENTAGES)
Interest rate...............................    5.81%         --      5.03%      5.80%         --         --      5.60%
Dividend yield..............................      --          --        --         --          --         --        --

Expected volatility.........................   63.87%         --     44.67%     40.20%         --         --     39.79%

    The weighted average fair value of options granted using the Black-Scholes option pricing model for Class A in 2000 was $21.80, Class C in 1999 and 1998 was $267.37 and $255.23 respectively, and Class D in 1998 was $205.88, assuming an expected life of ten years.

12. TAXES:

    Benefit for income taxes for the years ended December 31, 2000, 1999 and 1998, were as follows:

                                          2000           1999           1998
                                      ------------   ------------   ------------
Federal income taxes--
Deferred............................  $(41,036,000)  $(31,525,000)  $(10,883,000)
State income taxes (current and
  deferred).........................    (4,828,000)    (5,911,000)      (586,000)
                                      ------------   ------------   ------------
    Total income tax benefit........  $(45,864,000)  $(37,436,000)  $(11,469,000)
                                      ============   ============   ============

    The benefits for income taxes for the years ended December 31, 2000, 1999 and 1998, differ from amounts computed at the statutory rate as follows:

                                          2000           1999           1998
                                      ------------   ------------   ------------
Income taxes at statutory rate
  (34%).............................  $(58,161,000)  $(33,495,000)  $(11,816,000)
State income taxes, net of Federal
  income tax effect.................    (6,842,000)    (3,805,000)    (1,390,000)
Losses for which no benefit is
  recognized........................            --             --      1,608,000
Loss in unconsolidated subsidiary...    18,804,000             --             --
Other, net..........................       335,000       (136,000)       129,000
                                      ------------   ------------   ------------
                                      $(45,864,000)  $(37,436,000)  $(11,469,000)
                                      ============   ============   ============

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. TAXES: (CONTINUED)
    The tax effects of the temporary differences which gave rise to deferred tax assets and liabilities at December 31, 2000 and 1999, were as follows:

                                                     2000            1999
                                                 -------------   -------------
Current deferred income taxes:
  Allowance for doubtful accounts receivable...  $   1,129,000   $     733,000
  Accrued liabilities..........................      1,205,000         453,000
                                                 -------------   -------------
    Net current deferred income tax asset......      2,334,000       1,186,000
                                                 -------------   -------------
Noncurrent deferred income taxes:
  Fixed assets.................................    (17,333,000)     (9,549,000)
  Intangible assets............................   (243,467,000)   (268,395,000)
  Tax credits and carryforwards................    110,085,000      69,953,000
                                                 -------------   -------------
  Net noncurrent deferred income tax
    liability..................................   (150,715,000)   (207,991,000)
                                                 -------------   -------------
  Total net deferred income tax liability......  $(148,381,000)  $(206,805,000)
                                                 =============   =============

    At December 31, 2000, the Company had NOL carryforwards of approximately $297 million, which may be utilized to reduce future Federal income taxes payable. These NOL carryforwards begin to expire in 2012.

13. RELATED PARTY TRANSACTIONS:

    At December 31, 2000 and 1999, the Company had current and long-term receivables totaling $26,639,501 and $8,257,403 from related parties. Included in these totals was $1,761,276 and $284,466 at December 31, 2000 and 1999, respectively, from the Company's directors and officers. The notes bear interest at various interest rates ranging from 4% to 14.5% at December 31, 2000. Also, included in the 2000 receivable balance was approximately $9.2 million of capital expenditures paid by Dobson Communications on behalf of American Cellular for its newly acquired PCS market in northeast Oklahoma.

14. COMMITMENTS:

    Effective December 6, 1995 (as amended through June 30, 2000), the Company entered into an equipment supply agreement in which the Company agreed to purchase approximately $169.8 million of cell site and switching equipment between June 24, 1997 and December 31, 2002, to update the wireless systems for the newly acquired and existing MSAs and RSAs. Of the commitment, approximately $47.0 million remained at December 31, 2000.

    The Company entered into an additional equipment supply agreement with a second vendor on January 13, 1998 (as amended through April 13, 2000). The Company agreed to purchase approximately $131.0 million of cell site and switching equipment between January 13, 1998 and January 12, 2002, to update the wireless systems for the newly acquired and existing MSAs and RSAs. Of this commitment, approximately $47.5 million remained at December 31, 2000.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. COMMITMENTS: (CONTINUED)
    Future minimum lease payments required under operating leases that have an initial or remaining noncancellable lease term in excess of one year at December 31, 2000, are as follows:

2001........................................................  $17,225,755
2002........................................................   14,836,374
2003........................................................   12,870,130
2004........................................................   10,935,812
2005........................................................    9,144,542
2006 and thereafter.........................................   37,396,707

    Lease expense under the above leases was approximately $14,451,020, $8,071,000 and $3,034,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS:

    Unless otherwise noted, the carrying value of the Company's financial instruments approximates fair value. The Company estimates the fair value of its long-term debt based on quoted market prices for publicly traded debt or on the present value of the cash flow stream utilizing the current rates available to the Company for debt with similar terms and remaining maturation. The Company estimates the fair value of its interest rate hedge based on the current market value of the hedge instruments.

    Indicated below are the carrying amounts and estimated fair values of the Company's financial instruments as of December 31:

                                                  2000                              1999
                                    --------------------------------   ------------------------------
                                    CARRYING AMOUNT     FAIR VALUE     CARRYING AMOUNT    FAIR VALUE
                                    ---------------   --------------   ---------------   ------------
Revolving credit facilities.......  $1,188,449,254    $1,188,449,254     $705,000,000    $705,000,000
Dobson/Sygnet Senior Notes........     200,000,000       198,000,000      200,000,000     220,000,000
DCC Senior Notes..................     298,185,918       293,718,229      160,000,000     184,800,000
Other notes payable...............       3,440,604         3,494,669        3,857,253       3,891,574
Interest rate hedge
  (liability)/asset...............              --        (3,980,950)              --         502,546

16. SUBSEQUENT EVENTS:

    On January 3, 2001, the Company completed the sale of seven PCS licenses and a portion of an eighth PCS license for approximately $1.1 million plus the reimbursement of $0.7 million for all interest and principal actually paid by the Company from the date of the agreement through the closing date of the sale. The Company's outstanding debt balance for these licenses totaled $3.4 million at December 31, 2000 and was assumed by the buyers at the completion of this sale.

    On January 26, 2001, the FCC recently completed an auction of 10 MHz and 15 MHz licenses in the C and F Blocks in a number of markets, and a subsidiary of the Company was a winning bidder on 14 of those licenses throughout seven states. The FCC is currently considering that subsidiary's post-auction application for grant of those licenses, as well as legal challenges to this application. If the Company's subsidiary is granted the licenses, it will cost a total of approximately $546.1 million and will add an estimated population of
19.3 million to its total coverage area. Included on the Company's balance sheet at December 31, 2000, was a deposit of $50 million to the FCC for purchases of these licenses. There can be no assurance that the Company's subsidiary will ultimately be granted these licenses.

    On February 8, 2001 the Company issued 200,000 shares of its Series AA Preferred Stock, par value $1.00 per share ("Series AA Preferred Stock") to AT&T Wireless Services, Inc. ("AWS") for aggregate cash proceeds of $200.0 million. Each share of Series AA Preferred Stock is entitled to cumulative annual dividends of 5.96% on the liquidation preference of $1,000 per share, subject to certain adjustments. Dividends will accrue but will not be payable until the fifth anniversary of the issuance of the Series AA Preferred Stock. Each share of Series AA Preferred Stock is mandatorily exchangeable for one share of the Company's Series A Convertible Preferred Stock, par value $1.00 per share. Each share of the Company's Series A Convertible Preferred Stock is convertible into the Company's Class A common stock at a conversion rate of $25.35 per share.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Members of
ACC Acquisition LLC:

    We have audited the accompanying consolidated balance sheet of ACC Acquisition LLC (a Delaware Limited Liability Corporation) and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, members' equity and cash flows for the period from February 15, 2000 through December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACC Acquisition LLC and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the period from February 15, 2000 through December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,
March 9, 2001

                      ACC ACQUISITION LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 2000

                                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $   15,123,142
  Accounts receivable, net of allowance for doubtful
  accounts of $1,810,265....................................      48,208,271
  Inventory.................................................       8,372,549
  Deferred income taxes.....................................       7,170,411
  Prepaid expenses and other................................       1,408,471
                                                              --------------
    Total current assets....................................      80,282,844
                                                              --------------

PROPERTY, PLANT AND EQUIPMENT, net..........................     192,986,089
                                                              --------------

OTHER ASSETS:
  Wireless license acquisition costs, net of accumulated
    amortization of $50,669,623.............................   1,149,419,497
  Customer List, net of accumulated amortization of
    $8,444,482..............................................      41,555,518
  Goodwill, net of accumulated amortization of
    $53,203,817.............................................   1,175,251,171
  Deferred financing costs and other, net of accumulated
    amortization of $3,426,409..............................      30,607,705
                                                              --------------
    Total other assets......................................   2,396,833,891
                                                              --------------
    Total assets............................................  $2,670,102,824
                                                              ==============

                      LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................  $   30,100,531
  Accounts payable--affiliates..............................      11,805,894
  Accrued expenses..........................................      15,204,735
  Accrued interest payable..................................      11,596,175
  Deferred revenue and customer deposits....................      10,007,706
  Current portion of long-term debt.........................      27,465,000
                                                              --------------
    Total current liabilities...............................     106,180,041
                                                              --------------

OTHER LIABILITIES:
  Payables--affiliates......................................       9,193,025
  Long-term debt, net of current portion....................   1,650,535,000
  Deferred tax liabilities..................................     238,438,146

MEMBERS' EQUITY:
  Members' equity...........................................     765,000,000
  Retained deficit..........................................     (99,243,388)
                                                              --------------
    Total members' equity...................................     665,756,612
                                                              --------------
    Total liabilities and members' equity...................  $2,670,102,824
                                                              ==============

The accompanying notes are an integral part of this consolidated balance sheet.

                      ACC ACQUISITION LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

        FOR THE PERIOD FROM FEBRUARY 15, 2000 THROUGH DECEMBER 31, 2000

OPERATING REVENUE:
  Service revenue...........................................  $ 190,176,142
  Roaming revenue...........................................    131,091,186
  Equipment sales and other.................................     15,569,192
                                                              -------------
    Total operating revenue.................................    336,836,520

OPERATING EXPENSES:
  Cost of service...........................................     64,468,139
  Cost of equipment.........................................     28,248,754
  Marketing and selling.....................................     38,434,449
  General and administrative................................     40,390,640
  Depreciation and amortization.............................    154,797,328
                                                              -------------
    Total operating expenses................................    326,339,310

OPERATING INCOME............................................     10,497,210

OTHER INCOME (EXPENSE):
  Interest expense..........................................   (140,970,478)
  Other income, net.........................................        536,308
                                                              -------------

LOSS BEFORE INCOME TAXES....................................   (129,936,960)
INCOME TAX BENEFIT..........................................     30,693,572
                                                              -------------
NET LOSS....................................................  $ (99,243,388)
                                                              =============

   The accompanying notes are an integral part of this consolidated financial statement.

                      ACC ACQUISITION LLC AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF MEMBERS' EQUITY

        FOR THE PERIOD FROM FEBRUARY 15, 2000 THROUGH DECEMBER 31, 2000

                                                                MEMBERS'       RETAINED
                                                                 EQUITY        DEFICIT         TOTAL
                                                              ------------   ------------   ------------
February 15, 2000...........................................  $         --   $         --   $         --

Capital Contribution........................................   765,000,000             --    765,000,000

Net loss....................................................            --    (99,243,388)   (99,243,388)
                                                              ------------   ------------   ------------

December 31, 2000...........................................  $765,000,000   $(99,243,388)  $665,756,612
                                                              ============   ============   ============

                      ACC ACQUISITION LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

        FOR THE PERIOD FROM FEBRUARY 15, 2000 THROUGH DECEMBER 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $   (99,243,388)
  Adjustments to reconcile net loss to net cash provided by
  operating activities--
    Depreciation and amortization...........................      154,797,328
    Amortization of bond premium and financing costs........        3,426,409
    Deferred income taxes and investment tax credits, net...      (30,515,642)
    Other...................................................         (139,632)
Changes in current assets and liabilities--
  Accounts receivable.......................................      (15,856,758)
  Inventory.................................................       (4,159,944)
  Prepaid expenses and other................................          220,640
  Accounts payable..........................................       23,257,550
  Accounts payable-affiliates...............................       11,805,894
  Accrued expenses..........................................       (8,693,386)
  Deferred revenue and customer deposits....................        3,566,840
                                                              ---------------
    Net cash provided by operating activities...............       38,465,911
                                                              ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................      (61,169,628)
  Other investing activities................................          220,457
  Acquisition of American Cellular Corporation..............   (2,440,000,000)
  Cash acquired with American Cellular Corporation..........       25,413,377
                                                              ---------------
    Net cash used in investing activities...................   (2,475,535,794)
                                                              ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................    1,789,000,000
  Repayments of long-term debt..............................     (111,000,000)
  Advances from affiliate for capital expenditures..........        9,193,025
  Capital contribution......................................      765,000,000
                                                              ---------------
    Net cash provided by financing activities...............    2,452,193,025
                                                              ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS...................       15,123,142
CASH AND CASH EQUIVALENTS, beginning of year................               --
                                                              ---------------
CASH AND CASH EQUIVALENTS, end of year......................  $    15,123,142
                                                              ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for--
    Interest net of amounts capitalized.....................  $   124,274,707
                                                              ===============

   The accompanying notes are an integral part of this consolidated financial statement.

                      ACC ACQUISITION LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION:

    ACC Acquisition LLC ("the Company"), a limited liability company equally owned by AT&T Wireless and Dobson Communications, was originally formed on February 15, 2000, to acquire the operations of American Cellular Corporation ("American") and its subsidiaries. On February 25, 2000, the Company acquired American for $2.44 billion. The acquisition was accounted for as a purchase, therefore, the operations of American are included in the accompanying financial statements beginning February 25, 2000.

2.  SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements of the Company include the accounts of all subsidiaries. For financial reporting purposes, the Company reports 100% of revenues and expenses for the markets for which it provides wireless telecommunications service. Significant intercompany accounts and transactions have been eliminated.

BUSINESS SEGMENTS

    The Company operates in one business segment pursuant to Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information."

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents on the accompanying consolidated balance sheet includes cash and short-term investments with original maturities of three months or less.

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

WIRELESS LICENSE ACQUISITION COSTS

    Wireless license acquisition costs consist of amounts paid to acquire FCC licenses to provide wireless services. Wireless license acquisition costs are being amortized on a straight-line basis over twenty years. Amortization expense of $50,669,623 was recorded for the period from February 15, 2000 through December 31, 2000.

                      ACC ACQUISITION LLC AND SUBSIDIARIES

2.  SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
CUSTOMER LIST

    Customer list consists of amounts paid to acquire customer lists. Customer list acquisition costs are being amortized on a straight-line basis over five years. Amortization expense of $8,444,482 was recorded for the period from February 15, 2000 through December 31, 2000.

GOODWILL

    Goodwill is being amortized on a straight-line basis over twenty years. Amortization expense related to goodwill of $53,203,817, was recorded for the period from February 15, 2000 through December 31, 2000.

    The ongoing value and remaining useful lives of intangible and other long-term assets are subject to periodic evaluation and the Company currently expects the carrying amounts to be fully recoverable.

DEFERRED FINANCING COSTS

    Deferred costs consist primarily of fees incurred to secure long-term debt. Deferred financing costs are being amortized on a straight-line basis over the nine-year term of the debt and recorded as interest expense. Interest expense related to the amortization of these costs of $3,426,409, was recorded for the period from February 15, 2000 through December 31, 2000.

ADVERTISING COSTS

    Advertising costs are expensed as incurred and are included as marketing and selling expenses in the accompanying consolidated statement of operations.

INCOME TAXES

    Income taxes are allocated among the various entities included in the consolidated group, as agreed, based on the ratio of each entity's taxable income (loss) to consolidated taxable income (loss). Deferred income taxes reflect the estimated future tax effects of differences between financial statement and tax bases of assets and liabilities at year-end.

REVENUE RECOGNITION

    The Company records service revenues over the period they are earned. The cost of providing service is recognized as incurred. Airtime and toll revenue are billed in arrears. The Company accrued estimated unbilled revenues for services provided of approximately $3,375,565 as of December 31, 2000, which is included in accounts receivable in the accompanying consolidated balance sheet. Monthly access charges are billed in advance and are reflected as deferred revenue on the accompanying consolidated balance sheet. Equipment sales are recognized when the equipment is delivered to the customer. Subscriber acquisition costs (primarily commissions and losses on equipment sales) are expensed as incurred.

    As of December 31, 2000, the Company implemented SEC Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition." The impact of implementing
SAB 101 was not material to the Company's revenues or results of operations for the period from February 15, 2000 through December 31, 2000.

                      ACC ACQUISITION LLC AND SUBSIDIARIES

2.  SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
USE OF ESTIMATES

    The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

SIGNIFICANT CONCENTRATIONS

    In connection with providing wireless services to customers of other wireless carriers, the Company has contractual agreements with those carriers which provide for agreed-upon billing rates between the parties. Approximately 73% of the Company's roaming revenue was earned from three wireless carriers during the period from February 15, 2000 through December 31, 2000.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In July 1998, the Financial Accounting Standards Board issued SFAS No. 133, Derivatives and Hedging ("SFAS 133"). SFAS 133 establishes uniform hedge accounting criteria for all derivatives requiring companies to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Under SFAS 133, derivatives will be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value recognized as a component of comprehensive income or in current earnings. SFAS 133, as amended by SFAS 137, Derivatives and Hedging-Deferral of the Effective Date of FASB Statement No. 133, will be effective for fiscal years beginning after June 15, 2000. In addition, SFAS 138, was issued in June 2000 as amendment to SFAS 133 and addresses issues causing implementation difficulties. On January 1, 2001, in accordance with SFAS 133, the Company recorded a liability and a net loss to comprehensive income totaling $15.9 million relating to its interest rate hedges.

3.  PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials overhead and capitalized interest. For the period from February 15, 2000 through December 31, 2000 interest capitalized was not material. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense totaling $42,667,136 was recorded during the period from February 15, 2000 through December 31, 2000.

                      ACC ACQUISITION LLC AND SUBSIDIARIES

3.  PROPERTY, PLANT AND EQUIPMENT: (CONTINUED)
    Listed below are the major classes of property, plant and equipment and their estimated useful lives, in years, as of December 31, 2000:

                                                      USEFUL LIFE       2000
                                                      -----------   ------------
Wireless systems and equipment......................     3-10       $181,935,969
Buildings and improvements..........................     5-40          9,675,578
Vehicles, aircraft and other work equipment.........     3-10          1,570,909
Furniture and office equipment......................     5-10         12,509,956
Plant under construction............................                  28,915,125
Land................................................                   1,045,688
                                                                    ------------
  Property, plant and equipment.....................                 235,653,225
Accumulated depreciation............................                 (42,667,136)
                                                                    ------------
  Property, plant and equipment, net................                $192,986,089
                                                                    ============

4.  LONG-TERM DEBT:

    On February 25, 2000, the Company obtained a $1.75 billion credit facility to retire existing debt and complete the acquisition of American.

    At December 31, 2000, this credit facility included a $300.0 million revolving credit facility and $1.45 billion of term loan facilities. Interest on the revolving credit facility and the term loan facilities is variable and is based on a prime rate or a LIBOR formula, and has ranged in total between 8.5% and 10.1% since inception. This credit facility is collateralized by substantially all of the assets of the Company.

    The Company's credit facility consists of the following:

                                                                        WEIGHTED AVERAGE
                                                                       INTEREST RATE FOR
                                 MAXIMUM        AMOUNT OUTSTANDING       THE YEAR ENDED
FACILITY                       AVAILABILITY    AT DECEMBER 31, 2000    DECEMBER 31, 2000    TERMINATION DATE
--------                      --------------   ---------------------   ------------------   ----------------
Revolver....................  $  300,000,000      $  228,000,000               9.0%          March 31, 2007
Term A......................  $  700,000,000      $  700,000,000               9.5%          March 31, 2007
Term B......................  $  350,000,000      $  350,000,000              10.1%          March 31, 2008
Term C......................  $  400,000,000      $  400,000,000               9.8%          March 31, 2009
                              --------------      --------------
TOTAL.......................  $1,750,000,000      $1,678,000,000
                              ==============      ==============

    The Company's credit facility imposes a number of restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness, create liens, make capital expenditures and pay dividends. At December 31, 2000, the Company was in violation of its interest coverage ratio covenant. Subsequent to year-end, the Company received a waiver from its lenders for this covenant violation. On March 2, 2001, the Company and its lenders agreed to an amendment to its credit facility, which will become effective upon the permanent repayment of $200 million of the term loans under its credit facility with the proceeds of its offering of 9.5% senior subordinated notes (see Note 12). Management expects that the Company will be in compliance with the revised covenants under the amended credit facility throughout 2001.

                      ACC ACQUISITION LLC AND SUBSIDIARIES

4.  LONG-TERM DEBT: (CONTINUED)
    Minimum future payments of long-term debt for years subsequent to December 31, 2000, are as follows:

2001........................................................  $   27,465,000
2002........................................................      59,234,000
2003........................................................      89,383,000
2004........................................................     119,533,000
2005........................................................     149,683,000
2006 and thereafter.........................................   1,232,702,000
                                                              --------------
                                                              $1,678,000,000
                                                              ==============

INTEREST RATE HEDGES

    The Company pays interest on its bank credit facility based on a variable factor, such as LIBOR or prime rate. The Company will from time-to-time enter into interest rate hedge contracts to reduce exposure against rising interest rates.

    During 2000, the Company entered into a $1.03 billion interest rate hedge contract on its credit facility whereby the interest rate on the facility is effectively fixed at a rate of 7.3% plus a factor based on the Company's leverage (total weighted average rate of approximately 9.6% as of December 31, 2000). The agreement expires in June, 2001. The Company has also entered into an interest rate hedge contract which expires June 30, 2002 which sets the interest rate on $1.03 billion of debt at a rate between 6.7% and 8.0%, depending upon the LIBOR rate on July 1, 2001.

5.  MEMBERS' EQUITY:

    On February 25, 2000, AT&T Wireless and Dobson Communications contributed $765.0 million to the Company to complete its acquisition of American.

6.  ACQUISITION:

    On February 25, 2000, the Company acquired American for $2.44 billion, of which $765.0 million was paid in cash to American, and the remaining
$1.675 billion was financed by the Company's new credit facility (as described in Note 4). This acquisition was accounted for as a purchase. Accordingly,

                      ACC ACQUISITION LLC AND SUBSIDIARIES

6.  ACQUISITION: (CONTINUED)
the cost of the acquisition was allocated to the acquired assets and liabilities. The allocation of the $2.44 billion of purchase price was the following:

Current assets..............................................  $   63,606,606
Property, plant and equipment...............................     174,511,971
Wireless license costs......................................   1,200,089,119
Customer list...............................................      50,000,000
Goodwill....................................................   1,228,454,988
Other assets................................................      33,898,836
Current liabilities.........................................     (48,778,143)
Deferred tax liabilities....................................    (261,783,377)
                                                              --------------
                                                              $2,440,000,000
                                                              ==============

7.  EMPLOYEE BENEFIT PLANS:

    The Company is managed by Dobson Communications Corporation. Dobson Communications Corporation maintains a 401(k) plan (the "Plan") in which substantially all employees of the Company are eligible to participate. The Plan requires the Company to match 100% of employees' contributions up to 4% of their salary. Contributions to the Plan charged to the Company's operations were $308,533 for the period from February 15, 2000 through December 31, 2000 and were recorded as general and administrative expenses in the accompanying statement of operations.

8.  TAXES:

    The benefit for income taxes for the period from February 15, 2000 through December 31, 2000, was as follows:

Federal income taxes--
Deferred....................................................  $(26,088,319)
State income taxes (current and deferred)...................    (4,605,253)
                                                              ------------
  Total income tax benefit..................................  $(30,693,572)
                                                              ============

    The benefit for income taxes for the period from February 15, 2000 through December 31, 2000, differs from amounts computed at the statutory rate as follows:

Income taxes at statutory rate (34%)........................  $(44,178,566)
State income taxes, net of Federal income tax effect........    (7,796,218)
Goodwill amortization, for which no benefit is recognized...    21,281,527
Other, net..................................................          (315)
                                                              ------------
  Total.....................................................  $(30,693,572)
                                                              ============

                      ACC ACQUISITION LLC AND SUBSIDIARIES

8.  TAXES: (CONTINUED)
    The tax effects of the temporary differences which gave rise to deferred tax assets and liabilities at December 31, 2000, was as follows:

Current deferred income taxes:
  Allowance for doubtful accounts receivable................  $     724,120
  Accrued liabilities.......................................      6,446,291
                                                              -------------
    Net current deferred income tax asset...................      7,170,411
                                                              -------------
Noncurrent deferred income taxes:
  Fixed assets..............................................    (30,843,424)
  Intangible assets.........................................   (331,530,344)
  Tax credits and carryforwards.............................    123,935,622
                                                              -------------
  Net noncurrent deferred income tax liability..............   (238,438,146)
                                                              -------------
    Total net deferred income tax liability.................  $(231,267,735)
                                                              =============

    At December 31, 2000, the Company had NOL carryforwards of approximately $310 million, which may be utilized to reduce future Federal income taxes payable. These NOL carryforwards begin to expire in 2009.

9.  RELATED PARTY TRANSACTIONS:

    At December 31, 2000, the Company had payables of $20,998,919 due to related parties. Of this amount, $9.2 million represents capital expenditures paid by Dobson Communications on behalf of the Company for its newly acquired PCS market in northeast Oklahoma (see Note 12). The remaining amount represents other expenditures made by Dobson Communications on behalf of the Company.

    Dobson Communications provides certain services to the Company in accordance with a management agreement. Certain costs incurred by Dobson Communications are shared-costs of the Company and Dobson Communications. These shared costs are allocated between the Company and Dobson Communications primarily based on each Companies' pro rata population coverage and subscribers.

10.  COMMITMENTS:

    Effective June 30, 2000, the Company entered into an equipment supply agreement with Nortel Networks Inc., in which the Company is required to purchase approximately $45.2 million of cell site and switching equipment between June 30, 2000 and December 31, 2002. Of the commitment, approximately $23.2 million remained at December 31, 2000.

                      ACC ACQUISITION LLC AND SUBSIDIARIES

10.  COMMITMENTS: (CONTINUED)
    Future minimum lease payments required under operating leases that have an initial or remaining noncancellable lease term in excess of one year at December 31, 2000, are as follows:

2001........................................................  $4,885,790
2002........................................................   3,844,501
2003........................................................   2,735,788
2004........................................................   1,843,171
2005........................................................   1,054,936
2006 and thereafter.........................................   1,338,783

    Lease expense under the above leases was approximately $3,833,777 for the period from February 15, 2000 through December 31, 2000.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS:

    Unless otherwise noted, the carrying value of the Company's financial instruments approximates fair value. The Company estimates the fair value of its long-term debt based on quoted market prices for publicly traded debt or on the present value of the cash flow stream utilizing the current rates available to the Company for debt with similar terms and remaining maturation. The Company estimates the fair value of its interest rate hedge based on the current market value of the hedge instrument.

    Indicated below are the carrying amounts and estimated fair values of the Company's financial instruments as of December 31:

                                                              2000
                                                --------------------------------
                                                CARRYING AMOUNT     FAIR VALUE
                                                ---------------   --------------
Revolving credit facilities...................  $1,678,000,000    $1,678,000,000
Interest rate hedge liability.................              --       (15,850,608)

12. SUBSEQUENT EVENTS:

    On January 18, 2001, the Company completed a transaction whereby certain assets and PCS licenses with an estimated population of 250,000 were contributed to the Company. The licensed area is located in nine counties of northeast Oklahoma and southeast Kansas. Operations in this licensed area were launched in February, 2001.

    On March 9, 2001, American sold $450.0 million in 9.5% senior subordinated notes at a discount of $3,334,500. The proceeds from this offering will be used to reduce debt under the Company's existing credit agreement (see Note 4) and to fund certain interest payments to be made on the senior subordinated notes.

INTERIM FINANCIAL INFORMATION (unaudited)

                                                                         QUARTER ENDED
                                                      ---------------------------------------------------
                                                      MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                      ---------   --------   -------------   ------------
                                                            ($ IN THOUSANDS EXCEPT PER SHARE DATA)
Operating revenue........................    2000     $ 105,353   $128,670     $143,738        $144,185
                                             1999     $  77,246   $ 89,043     $100,991        $ 94,928

Operating income(loss)...................    2000     $   3,131   $ 10,478     $ 16,728        $ (3,716)
                                             1999     $  (7,678)  $  2,404     $ 10,317        $  5,405

Net loss.................................    2000     $ (42,505)  $(26,747)    $(26,986)       $(48,602)
                                             1999     $ (33,745)  $(29,473)    $(25,736)       $(38,616)

Loss applicable to common................    2000     $(117,912)  $(43,310)    $(44,086)       $(66,218)
                                             1999     $ (47,861)  $(47,229)    $(44,377)       $(57,580)

Loss per average common share............    2000     $   (1.54)  $  (0.46)    $  (0.47)       $  (0.71)
                                             1999     $   (0.87)  $  (0.86)    $  (0.81)       $  (1.05)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

    None.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    For the information called for by Items 10 through 13 we refer you to our Proxy Statement for our 2001 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000 and which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1)  The following financial statements of Dobson Communications
            Corporation and ACC Acquisition LLC and Subsidiaries are included in Item 8:

            DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

            Consolidated Balance Sheets as of December 31, 2000 and
            1999.

            Consolidated Statements of Operations for the years ended
            December 31, 2000, 1999, and 1998.

            Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2000, 1999, and 1998.

            Consolidated Statements of Cash Flows for the years ended
            December 31, 2000, 1999, and 1998.

            Notes to Consolidated Financial Statements.

            ACC ACQUISITION LLC AND SUBSIDIARIES

            Report of independent public accountants.

            Consolidated balance sheet as of December 31, 2000.

            Consolidated statement of operations for the period from February 15, 2000 to December 31, 2000.

            Consolidated statement of members' equity for the period from February 15, 2000 to December 31, 2000.

            Consolidated statement of cash flows for the period from February 15, 2000 to December 31, 2000.

            Notes to consolidated financial statements.

    (a)(2)  Financial Statement Schedules:

            Schedule II--Valuation Allowance Accounts

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Dobson Communications Corporation:

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Dobson Communications Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated March 9, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on Page 78 as listed in Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated statements taken as a whole.

                                          Arthur Andersen LLP

Oklahoma City, Oklahoma,
March 9, 2001

                                                                     SCHEDULE II

    DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES SCHEDULE OF VALUATION
        ALLOWANCE ACCOUNTS YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                             BALANCE AT    CHARGED TO
                                            BEGINNING OF    COSTS AND                  BALANCE AT END
                                                YEAR        EXPENSES     DEDUCTIONS       OF YEAR
                                            ------------   -----------   -----------   --------------
Allowance for Doubtful Accounts
  Receivable:
2000......................................   $1,834,041    $ 8,700,880   $ 7,463,886    $ 3,070,955
1999......................................    2,043,200      5,878,230     6,087,389      1,834,041
1998......................................      632,661      2,394,204       983,665      2,043,200

    Allowance for doubtful accounts are deducted from accounts receivable in the balance sheet.

    (a)(3)  Exhibits

    The following exhibits are filed as a part of this report:

             EXHIBIT
             NUMBERS                                  DESCRIPTION                                    METHOD OF FILING
      ---------------------                           -----------                           ----------------------------------
             2.1              Agreement to furnish unfiled schedules.                                              (3) [2.12]
             2.2              Agreement and Plan of Merger dated October 5, 1999 among ACC
                                Acquisition LLC, ACC Acquisition Co. and American Cellular
                                Corporation.                                                                       (8) [2.11]
             2.3              Agreement and Plan of Recapitalization among Dobson
                                Communications Corporation, Dobson Operating Company,
                                Dobson CC Limited Partnership, Russell L. Dobson, J.W.
                                Childs Equity Partners II, L.P., AT&T Wireless, Inc. and
                                the other stockholders of Dobson Communications
                                Corporation's Class A Common Stock and Class D Preferred
                                Stock.                                                                             (8) [2.15]
             3.1              Registrant's Amended and Restated Certificate of
                                Incorporation.                                                                      (8) [3.1]
             3.2              Registrant's Amended and Restated Bylaws.                                             (8) [3.2]
             3.2.1            Registrant's Amended and Restated By-laws.                                         (13) [3(ii)]
             4.3              Amended, Restated, and Consolidated Revolving Credit and
                                Term Loan Agreement dated as of January 18, 2000 among
                                Dobson Operating Co., L.L.C., Banc of America Securities,
                                LLC, Bank of America, N.A., Lehman Commercial Paper Inc.
                                and TD Securities (USA) Inc., and First Union National
                                Bank and PNC Bank, National Association, and the Lenders.                           (7) [4.6]
             4.3.1            Amendment, Waiver and Consent to the Dobson Operating Co.
                                credit agreement dated as of June 19, 2000 among Dobson
                                Operating Co., L.L.C., as Borrower, Bank of
                                America, N.A., as Administrative Agent, Required Lenders
                                and Guarantors                                                                     (9) [10.2]
             4.3.2            Amendment and Consent dated November 24, 2000 to Amended,
                                Restated and Consolidated Revolving Credit and Term Loan
                                Agreement                                                                                  (4)
             4.4              Indenture dated as of February 28, 1997 between the
                                Registrant, as Issuer, and United States Trust Company of
                                New York, as Trustee.                                                               (5) [4.6]
             4.5              Indenture dated December 23, 1998 between Dobson/Sygnet
                                Communications Company, as Issuer, and United States Trust
                                Company of New York, as Trustee.                                                     (2) [4.1]
             4.6              Collateral Pledge and Security Agreement dated December 23,
                                1998 between Dobson/Sygnet Communications Company, as
                                Pledgor, and NationsBanc Montgomery Securities LLC, Lehman
                                Brothers Inc., First Union Capital Markets, a division of
                                Wheat First Securities, Inc. and TD Securities (USA) Inc.,
                                as Initial Purchasers, and United States Trust Company of
                                New York, as Trustee.                                                              (3) [4.18]
             4.7              Form of Common Stock Certificate.                                                    (8) [4.16]
             4.8              Indenture dated June 22, 2000 by the Registrant and United
                                States Trust Company of New York, as Trustee                                         (10) [4]
            10.1.1*           Registrant's 1996 Stock Option Plan, as amended.                                   (3) [10.1.1]
            10.1.2*           Form of 2000-1 Amendment to the DCC 1996 Stock Option Plan.                        (8) [10.1.3]
            10.1.3*           Form of Dobson Communications Corporation 2000 Stock
                                Incentive Plan.                                                                  (8) [10.1.4]
            10.2.2            Promissory Note dated February 10, 1997 of G. Edward Evans in the amount of $300,000 in favor of Western Financial
                                Services Corp.                                                                   (5) [10.2.1]

             EXHIBIT
             NUMBERS                                  DESCRIPTION                                    METHOD OF FILING
      ---------------------                           -----------                           ----------------------------------
            10.3              Asset Purchase Agreement dated July 6, 1999 by and among
                                American Tower Corporation, American Tower, LP, Dobson
                                Tower Company and the Registrant as Sole Shareholder of
                                Dobson Tower, as amended.                                                      (7) [10.2.6.1]
            10.4              Master Site License Agreement dated December 23, 1998 by and between Sygnet Communications, Inc. and Dobson Tower
                                Company.                                                                         (3) [10.2.7]
            10.5.1*           Letter dated June 3, 1996 from Registrant to Bruce R.
                                Knooihuizen describing employment arrangement.                                   (5) [10.3.2]
            10.5.2*           Letter dated October 15, 1996 from Fleet Equity Partners to
                                Justin L. Jaschke regarding director compensation.                               (5) [10.3.3]
            10.5.3*           Letter dated December 26, 1996 from Registrant to G. Edward
                                Evans describing employment arrangement.                                         (5) [10.3.1]
            10.5.5*           Letter dated October 28, 1997 from Registrant to R. Thomas
                                Morgan describing employment arrangement.                                         (1) [10.3.5]
            10.5.6*           Letter dated August 25, 1998 from Registrant to Richard D.
                                Sewell, Jr. describing employment arrangement.                                   (3) [10.3.6]
            10.5.7*           Consulting Agreement dated December 21, 1998 between
                                Registrant and Albert H. Pharis, Jr.                                             (3) [10.3.7]
            10.5.8*           Consulting Agreement dated August 15, 1998 between the
                                Registrant and Russell L. Dobson and Addendum thereto
                                dated October 1, 1998.                                                           (8) [10.3.8]
            10.6              North American Cellular Network Services Agreement dated
                                August 26, 1992 between North American Cellular
                                Network, Inc. and Dobson Cellular Systems, Inc.                                  (5) [10.4.2]
            10.7              General Purchase Agreement dated January 13, 1998 between
                                Lucent Technologies, Inc. and Dobson Cellular Systems,
                                Inc.                                                                              (1) [10.4.7]
            10.7.1            Amendment No. 1 to General Purchase Agreement between the
                                Registrant and Lucent Technologies, Inc.                                        (11) [10.4.3]
            10.8              Operating Agreement dated January 16, 1998 between AT&T
                                Wireless Services, Inc. and Dobson Cellular Systems, Inc.                        (8) [10.4.4]
            10.9.1            Fifth Amended General Purchase Agreement between Northern
                                Telecom Inc. and Registrant                                                     (10) [10.4.6]
            10.9.2            Sixth Amended General Purchase Agreement between Nortel
                                (formerly Northern Telecom) and Registrant                                      (10) [10.4.7]
            10.10             Second Amended and Restated Partnership Agreement of Gila
                                River Cellular General Partnership dated September 30,
                                1997                                                                               (7) [10.8]
            10.11             Amended and Restated Stockholders and Investor Rights
                                Agreement dated September 17, 1999 by and among the
                                Registrant and the Cash Equity Investors, as listed and
                                defined therein (without exhibits).                                            (8) [10.7.2.2]
            10.12             Stockholder and Investor Rights Agreement dated January 31,
                                2000 among the Registrant and the Shareholders listed
                                therein (without exhibits).                                                    (9) [10.7.2.3]
            10.13             License Agreement dated February 15, 1999 between Registrant
                                and H.O. Systems, Inc.                                                             (6) [10.9]
            10.14*            Form of Dobson Communications Corporation Director
                                Indemnification Agreement.                                                         (8) [10.9]
            10.15             Agreement and Plan of Reorganization and Corporation
                                Separation.                                                                       (8) [10.10]

             EXHIBIT
             NUMBERS                                  DESCRIPTION                                    METHOD OF FILING
      ---------------------                           -----------                           ----------------------------------
            10.16             Agreement by and among Dobson Communications Corporation and
                                Dobson's shareholders regarding the distribution of Logix
                                Communications Enterprises, Inc. stock.                                           (8) [10.11]
            10.17             Second Amended and Restated Limited Liability Company
                                Agreement of ACC Acquisition LLC between AT&T Wireless JV
                                Co. and Dobson JV Company dated as of February 25, 2000.                          (11) [10.1]
            10.18             Amended and Restated Supplemental Agreement among AT&T
                                Wireless, Dobson Communications Corporation, Dobson CC
                                Limited Partnership, and other signatories thereto, dated
                                February 25, 2000.                                                              (11) [10.1.1]
            10.19             Amended and Restated Management Agreement between Dobson
                                Cellular Systems, Inc. and ACC Acquisition LLC dated as of
                                February 25, 2000.                                                                (11) [10.2]
            10.20             Amended and Restated Operating Agreement dated February 25,
                                2000 by and between AT&T Wireless Services, Inc., on
                                behalf of itself and its Affiliate (as defined therein)
                                and ACC Acquisition L.L.C., on behalf of itself and its
                                Affiliates (as defined therein).                                                  (11) [10.3]
            10.21             Amended and Restated Operating Agreement dated February 25,
                                2000 by and between Dobson Cellular Systems, Inc., on
                                behalf of itself and its Affiliates (as defined therein)
                                and ACC Acquisition L.L.C., on behalf of itself and its
                                Affiliates (as defined therein).                                                  (11) [10.4]
            10.22             Stock Purchase Agreement Between AT&T Wireless
                                Services, Inc. and Dobson Communications Corporation dated
                                as of November 6, 2000.                                                          (12) [10.14]
            21                Subsidiaries                                                                                 (8)
            23                Consent of Arthur Andersen LLP                                                               (4)

------------------------

*   Management contract or compensatory plan or arrangement.

(1) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

(2) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(3) Filed as an exhibit to the Registrant's Registration Statement on Form S-4 (Registration No. 333-71633), as the exhibit number indicated in brackets and incorporated by reference herein.

(4) Filed herewith.

(5) Filed as an exhibit to the Registrant's Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

(6) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 as the exhibit number indicated in brackets and incorporated by reference herein.

(7) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on October 15, 1997 and amended on November 6, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

(8) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-90759), as the exhibit number indicated in brackets and incorporated by reference herein.

(9) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on July 6, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(10) Filed as an exhibit to the Registrants' Registration Statement on Form S-4/A (Registration No. 333-41512), as the exhibit number indicated in brackets and incorporated by reference herein.

(11) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 9, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(12) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(13) Filed as an exhibit to the Registrant's current report on Form 8-K/A on February 22, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

    (b)   Reports on Form 8-K

    The Company filed a Current Report on Form 8-K on November 8, 2000, which reported the Company's agreement with AT&T Wireless Services, Inc. providing for the purchase by AT&T Wireless of $200.0 million liquidation preference amount of the Registrant's Series AA Convertible Preferred Stock, a new series of preferred stock, under "Item 5. Other Events."

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of March, 2001.

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

             SIGNATURES                                  TITLE                            DATE
             ----------                                  -----                            ----
        /s/ EVERETT R. DOBSON          Chairman of the Board, President and Chief
    ----------------------------         Executive Officer (principal executive      March 26, 2001
          Everett R. Dobson              officer)

      /s/ BRUCE R. KNOOIHUIZEN         Executive Vice President and Chief
    ----------------------------         Financial Officer (principal financial      March 26, 2001
        Bruce R. Knooihuizen             officer)

          /s/ TRENT LEFORCE
    ----------------------------       Corporate Controller (principal accounting    March 26, 2001
            Trent LeForce                officer)

        /s/ STEPHEN T. DOBSON
    ----------------------------       Secretary, Director                           March 26, 2001
          Stephen T. Dobson

        /s/ RUSSELL L. DOBSON
    ----------------------------       Director                                      March 26, 2001
          Russell L. Dobson

          /s/ FRED J. HALL
    ----------------------------       Director                                      March 26, 2001
            Fred J. Hall

        /s/ JUSTIN L. JASCHKE
    ----------------------------       Director                                      March 26, 2001
          Justin L. Jaschke

      /s/ ALBERT H. PHARIS, JR.
    ----------------------------       Director                                      March 26, 2001
        Albert H. Pharis, Jr.

        /s/ DANA L. SCHMALTZ
    ----------------------------       Director                                      March 26, 2001
          Dana L. Schmaltz

                               INDEX TO EXHIBITS

             EXHIBIT
             NUMBERS                                  DESCRIPTION                                    METHOD OF FILING
      ---------------------                           -----------                           ----------------------------------
             2.1              Agreement to furnish unfiled schedules.                                              (3) [2.12]
             2.2              Agreement and Plan of Merger dated October 5, 1999 among ACC
                                Acquisition LLC, ACC Acquisition Co. and American Cellular
                                Corporation.                                                                       (8) [2.11]
             2.3              Agreement and Plan of Recapitalization among Dobson
                                Communications Corporation, Dobson Operating Company,
                                Dobson CC Limited Partnership, Russell L. Dobson, J.W.
                                Childs Equity Partners II, L.P., AT&T Wireless, Inc. and
                                the other stockholders of Dobson Communications
                                Corporation's Class A Common Stock and Class D Preferred
                                Stock.                                                                             (8) [2.15]
             3.1              Registrant's Amended and Restated Certificate of
                                Incorporation.                                                                      (8) [3.1]
             3.2              Registrant's Amended and Restated Bylaws.                                             (8) [3.2]
             3.2.1            Registrant's Amended and Restated Bylaws.                                          (13) [3(ii)]
             4.3              Amended, Restated, and Consolidated Revolving Credit and
                                Term Loan Agreement dated as of January 18, 2000 among
                                Dobson Operating Co., L.L.C., Banc of America Securities,
                                LLC, Bank of America, N.A., Lehman Commercial Paper Inc.
                                and TD Securities (USA) Inc., and First Union National
                                Bank and PNC Bank, National Association, and the Lenders.                           (7) [4.6]
             4.3.1            Amendment, Waiver and Consent to the Dobson Operating Co.
                                credit agreement dated as of June 19, 2000 among Dobson
                                Operating Co., L.L.C., as Borrower, Bank of
                                America, N.A., as Administrative Agent, Required Lenders
                                and Guarantors                                                                     (9) [10.2]
             4.3.2            Amendment and Consent dated November 24, 2000 to Amended,
                                Restated and Consolidated Revolving Credit and Term Loan
                                Agreement                                                                                  (4)
             4.4              Indenture dated as of February 28, 1997 between the
                                Registrant, as Issuer, and United States Trust Company of
                                New York, as Trustee.                                                               (5) [4.6]
             4.5              Indenture dated December 23, 1998 between Dobson/Sygnet
                                Communications Company, as Issuer, and United States Trust
                                Company of New York, as Trustee.                                                     (2) [4.1]
             4.6              Collateral Pledge and Security Agreement dated December 23,
                                1998 between Dobson/Sygnet Communications Company, as
                                Pledgor, and NationsBanc Montgomery Securities LLC, Lehman
                                Brothers Inc., First Union Capital Markets, a division of
                                Wheat First Securities, Inc. and TD Securities (USA) Inc.,
                                as Initial Purchasers, and United States Trust Company of
                                New York, as Trustee.                                                              (3) [4.18]
             4.7              Form of Common Stock Certificate.                                                    (8) [4.16]
             4.8              Indenture dated June 22, 2000 by the Registrant and United
                                States Trust Company of New York, as Trustee                                         (10) [4]
            10.1.1*           Registrant's 1996 Stock Option Plan, as amended.                                   (3) [10.1.1]
            10.1.2*           Form of 2000-1 Amendment to the DCC 1996 Stock Option Plan.                        (8) [10.1.3]
            10.1.3*           Form of Dobson Communications Corporation 2000 Stock
                                Incentive Plan.                                                                  (8) [10.1.4]
            10.2.2            Promissory Note dated February 10, 1997 of G. Edward Evans in the amount of $300,000 in favor of Western Financial
                                Services Corp.                                                                   (5) [10.2.1]
            10.3              Asset Purchase Agreement dated July 6, 1999 by and among
                                American Tower Corporation, American Tower, LP, Dobson
                                Tower Company and the Registrant as Sole Shareholder of
                                Dobson Tower, as amended.                                                      (7) [10.2.6.1]

             EXHIBIT
             NUMBERS                                  DESCRIPTION                                    METHOD OF FILING
      ---------------------                           -----------                           ----------------------------------
            10.4              Master Site License Agreement dated December 23, 1998 by and between Sygnet Communications, Inc. and Dobson Tower
                                Company.                                                                         (3) [10.2.7]
            10.5.1*           Letter dated June 3, 1996 from Registrant to Bruce R.
                                Knooihuizen describing employment arrangement.                                   (5) [10.3.2]
            10.5.2*           Letter dated October 15, 1996 from Fleet Equity Partners to
                                Justin L. Jaschke regarding director compensation.                               (5) [10.3.3]
            10.5.3*           Letter dated December 26, 1996 from Registrant to G. Edward
                                Evans describing employment arrangement.                                         (5) [10.3.1]
            10.5.5*           Letter dated October 28, 1997 from Registrant to R. Thomas
                                Morgan describing employment arrangement.                                         (1) [10.3.5]
            10.5.6*           Letter dated August 25, 1998 from Registrant to Richard D.
                                Sewell, Jr. describing employment arrangement.                                   (3) [10.3.6]
            10.5.7*           Consulting Agreement dated December 21, 1998 between
                                Registrant and Albert H. Pharis, Jr.                                             (3) [10.3.7]
            10.5.8*           Consulting Agreement dated August 15, 1998 between the
                                Registrant and Russell L. Dobson and Addendum thereto
                                dated October 1, 1998.                                                           (8) [10.3.8]
            10.6              North American Cellular Network Services Agreement dated
                                August 26, 1992 between North American Cellular
                                Network, Inc. and Dobson Cellular Systems, Inc.                                  (5) [10.4.2]
            10.7              General Purchase Agreement dated January 13, 1998 between
                                Lucent Technologies, Inc. and Dobson Cellular Systems,
                                Inc.                                                                              (1) [10.4.7]
            10.7.1            Amendment No. 1 to General Purchase Agreement between the
                                Registrant and Lucent Technologies, Inc.                                        (11) [10.4.3]
            10.8              Operating Agreement dated January 16, 1998 between AT&T
                                Wireless Services, Inc. and Dobson Cellular Systems, Inc.                        (8) [10.4.4]
            10.9.1            Fifth Amended General Purchase Agreement between Northern
                                Telecom Inc. and Registrant                                                     (10) [10.4.6]
            10.9.2            Sixth Amended General Purchase Agreement between Nortel
                                (formerly Northern Telecom) and Registrant                                      (10) [10.4.7]
            10.10             Second Amended and Restated Partnership Agreement of Gila
                                River Cellular General Partnership dated September 30,
                                1997                                                                               (7) [10.8]
            10.11             Amended and Restated Stockholders and Investor Rights
                                Agreement dated September 17, 1999 by and among the
                                Registrant and the Cash Equity Investors, as listed and
                                defined therein (without exhibits).                                            (8) [10.7.2.2]
            10.12             Stockholder and Investor Rights Agreement dated January 31,
                                2000 among the Registrant and the Shareholders listed
                                therein (without exhibits).                                                    (9) [10.7.2.3]
            10.13             License Agreement dated February 15, 1999 between Registrant
                                and H.O. Systems, Inc.                                                             (6) [10.9]
            10.14*            Form of Dobson Communications Corporation Director
                                Indemnification Agreement.                                                         (8) [10.9]
            10.15             Agreement and Plan of Reorganization and Corporation
                                Separation.                                                                       (8) [10.10]
            10.16             Agreement by and among Dobson Communications Corporation and
                                Dobson's shareholders regarding the distribution of Logix
                                Communications Enterprises, Inc. stock.                                           (8) [10.11]
            10.17             Second Amended and Restated Limited Liability Company
                                Agreement of ACC Acquisition LLC between AT&T Wireless JV
                                Co. and Dobson JV Company dated as of February 25, 2000.                          (11) [10.1]

             EXHIBIT
             NUMBERS                                  DESCRIPTION                                    METHOD OF FILING
      ---------------------                           -----------                           ----------------------------------
            10.18             Amended and Restated Supplemental Agreement among AT&T
                                Wireless, Dobson Communications Corporation, Dobson CC
                                Limited Partnership, and other signatories thereto, dated
                                February 25, 2000.                                                              (11) [10.1.1]
            10.19             Amended and Restated Management Agreement between Dobson
                                Cellular Systems, Inc. and ACC Acquisition LLC dated as of
                                February 25, 2000.                                                                (11) [10.2]
            10.20             Amended and Restated Operating Agreement dated February 25,
                                2000 by and between AT&T Wireless Services, Inc., on
                                behalf of itself and its Affiliate (as defined therein)
                                and ACC Acquisition L.L.C., on behalf of itself and its
                                Affiliates (as defined therein).                                                  (11) [10.3]
            10.21             Amended and Restated Operating Agreement dated February 25,
                                2000 by and between Dobson Cellular Systems, Inc., on
                                behalf of itself and its Affiliates (as defined therein)
                                and ACC Acquisition L.L.C., on behalf of itself and its
                                Affiliates (as defined therein).                                                  (11) [10.4]
            10.22             Stock Purchase Agreement Between AT&T Wireless
                                Services, Inc. and Dobson Communications Corporation dated
                                as of November 6, 2000.                                                          (12) [10.14]
            21                Subsidiaries                                                                                 (8)
            23                Consent of Arthur Andersen LLP                                                               (4)

------------------------

*   Management contract or compensatory plan or arrangement.

(1) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

(2) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(3) Filed as an exhibit to the Registrant's Registration Statement on Form S-4 (Registration No. 333-71633), as the exhibit number indicated in brackets and incorporated by reference herein.

(4) Filed herewith.

(5) Filed as an exhibit to the Registrant's Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

(6) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 as the exhibit number indicated in brackets and incorporated by reference herein.

(7) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on October 15, 1997 and amended on November 6, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

(8) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-90759), as the exhibit number indicated in brackets and incorporated by reference herein.

(9) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on July 6, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(10) Filed as an exhibit to the Registrants' Registration Statement on Form S-4/A (Registration No. 333-41512), as the exhibit number indicated in brackets and incorporated by reference herein.

(11) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 9, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(12) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.