Form 10-K405/A
period 2000-12-31
DOBSON COMMUNICATIONS CORP
filed 2001-04-09
CIK 1035985

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

    The following table sets forth the range of high and low prices for our Class A common stock from our first day of trading on February 9, 2000 through December 31, 2000:

                        2000                            HIGH       LOW
----------------------------------------------------  --------   --------
First Quarter (beginning February 9)................   $24.13     $16.88

Second Quarter......................................    30.06      18.50

Third Quarter.......................................    23.88      13.69

Fourth Quarter......................................    18.13       9.75

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. The counterparty to each of the interest rate swap and cap are major financial institutions. As of December 31, 2000, we had interest rate hedges under various derivative contracts totaling $460 million on our $922.6 million DOC LLC credit facility. The terms of these agreements expire from June 2001 to March 2002. In addition, we have an interest rate hedge on $85 million of our outstanding indebtedness under the Sygnet credit facility. Increases in interest expense related to the interest rate hedge for the year ended December 31, 2000 and 1999 were reflected in our results of operations and were immaterial.

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

                                          ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,
March 9, 2001

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                   2000              1999
                                                              ---------------   --------------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   149,036,507   $    4,251,104
  Accounts receivable, net of allowance for doubtful
    accounts of $3,070,955 and $1,834,041 in 2000 and 1999,
    respectively............................................       82,554,626       52,355,414
  Accounts receivable--affiliate............................       11,805,894               --
  Restricted cash and investments...........................       26,153,677       22,919,339
  Inventory.................................................       12,787,211        7,894,329
  Prepaid expenses and other................................       13,290,484        4,741,939
                                                              ---------------   --------------
      Total current assets..................................      295,628,399       92,162,125
                                                              ---------------   --------------
PROPERTY, PLANT AND EQUIPMENT, net..........................      329,296,883      208,567,577
                                                              ---------------   --------------
OTHER ASSETS:
  Receivables-affiliate.....................................       14,833,607        8,257,403
  Restricted investments....................................               --       26,426,470
  Wireless license acquisition costs, net of accumulated
    amortization of $233,653,469 and $131,605,210 in 2000
    and 1999, respectively..................................    1,472,067,523    1,199,810,779
  Deferred financing costs, net of accumulated amortization
    of $16,712,687 and $10,087,041 in 2000 and 1999,
    respectively............................................       79,666,930       67,492,378
  Other intangibles, net of accumulated amortization of
    $26,058,993 and $12,787,211 in 2000 and 1999,
    respectively............................................       52,074,622       45,421,402
  Investment in joint venture...............................      332,878,306               --
  Other.....................................................       62,074,330        6,945,915
                                                              ---------------   --------------
      Total other assets....................................    2,013,595,318    1,354,354,347
                                                              ---------------   --------------
      Total assets..........................................  $ 2,638,520,600   $1,655,084,049
                                                              ---------------   --------------
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable..........................................  $    92,677,858   $   51,769,089
  Accrued expenses..........................................       13,169,547        7,747,804
  Accrued interest payable..................................       22,912,876        6,671,366
  Deferred revenue and customer deposits....................       12,943,192        7,442,585
  Current portion of long-term debt.........................       32,443,391       13,041,731
  Accrued dividends payable.................................       12,956,332       24,672,246
                                                              ---------------   --------------
      Total current liabilities.............................      187,103,196      111,344,821
                                                              ---------------   --------------
OTHER LIABILITIES:
  Net liabilities of discontinued operations................               --       73,523,680
  Long-term debt, net of current portion....................    1,657,632,386    1,055,815,604
  Deferred tax liabilities..................................      150,714,779      207,991,241
  Minority interest.........................................       21,341,974       19,516,881
  Other non-current liabilities.............................        1,811,406               --
  Commitments (Note 14)
  Senior exchangeable preferred stock, net..................      519,809,442      455,721,875
  Class D convertible preferred stock.......................               --       85,000,000
STOCKHOLDERS' EQUITY (DEFICIT):
  Class A Preferred Stock...................................               --          314,286
  Class A Common Stock, $.001 par value, 175,000,000 and
    160,250,720 shares authorized and 27,970,647 and
    63,872,059 issued in 2000 and 1999......................           27,971           63,872
  Class B Common Stock, $.001 par value, 70,000,000 shares
    authorized and 65,311,716 shares issued in 2000.........           65,312               --
  Class C Common Stock, $.001 par value, 4,226 shares
    authorized in 2000......................................               --               --
  Class D Common Stock, $.001 par value, 33,000 shares
    authorized and 4,832 shares issued in 2000..............                5               --
  Paid-in capital...........................................      614,333,820       18,234,773
  Retained deficit..........................................     (514,319,691)    (316,317,323)
                                                              ---------------   --------------
                                                                  100,107,417     (297,704,392)
                                                              ---------------   --------------
Less--
Class A common stock held in treasury (9,048,705 shares in
  1999), at cost............................................               --      (56,125,661)
                                                              ---------------   --------------
      Total stockholders' equity (deficit)..................      100,107,417     (353,830,053)
                                                              ---------------   --------------
      Total liabilities and stockholders' equity............  $ 2,638,520,600   $1,655,084,049
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

    (a)(3)  Exhibits

    The following exhibits are filed as a part of this report:

             EXHIBIT
             NUMBERS                                  DESCRIPTION                                    METHOD OF FILING
      ---------------------                           -----------                           ----------------------------------
             2.1              Agreement to furnish unfiled schedules.                                              (3) [2.12]
             2.2              Agreement and Plan of Merger dated October 5, 1999 among ACC
                                Acquisition LLC, ACC Acquisition Co. and American Cellular
                                Corporation.                                                                       (8) [2.11]
             2.3              Agreement and Plan of Recapitalization among Dobson
                                Communications Corporation, Dobson Operating Company,
                                Dobson CC Limited Partnership, Russell L. Dobson, J.W.
                                Childs Equity Partners II, L.P., AT&T Wireless, Inc. and
                                the other stockholders of Dobson Communications
                                Corporation's Class A Common Stock and Class D Preferred
                                Stock.                                                                             (8) [2.15]
             3.1              Registrant's Amended and Restated Certificate of
                                Incorporation.                                                                      (8) [3.1]
             3.2              Registrant's Amended and Restated Bylaws.                                             (8) [3.2]
             3.2.1            Registrant's Amended and Restated By-laws.                                         (13) [3(ii)]
             4.3              Amended, Restated, and Consolidated Revolving Credit and
                                Term Loan Agreement dated as of January 18, 2000 among
                                Dobson Operating Co., L.L.C., Banc of America Securities,
                                LLC, Bank of America, N.A., Lehman Commercial Paper Inc.
                                and TD Securities (USA) Inc., and First Union National
                                Bank and PNC Bank, National Association, and the Lenders.                           (7) [4.6]
             4.3.1            Amendment, Waiver and Consent to the Dobson Operating Co.
                                credit agreement dated as of June 19, 2000 among Dobson
                                Operating Co., L.L.C., as Borrower, Bank of
                                America, N.A., as Administrative Agent, Required Lenders
                                and Guarantors                                                                     (9) [10.2]
             4.3.2            Amendment and Consent dated November 24, 2000 to Amended,
                                Restated and Consolidated Revolving Credit and Term Loan
                                Agreement                                                                        (14) [4.3.2]
             4.4              Indenture dated as of February 28, 1997 between the
                                Registrant, as Issuer, and United States Trust Company of
                                New York, as Trustee.                                                               (5) [4.6]
             4.5              Indenture dated December 23, 1998 between Dobson/Sygnet
                                Communications Company, as Issuer, and United States Trust
                                Company of New York, as Trustee.                                                     (2) [4.1]
             4.6              Collateral Pledge and Security Agreement dated December 23,
                                1998 between Dobson/Sygnet Communications Company, as
                                Pledgor, and NationsBanc Montgomery Securities LLC, Lehman
                                Brothers Inc., First Union Capital Markets, a division of
                                Wheat First Securities, Inc. and TD Securities (USA) Inc.,
                                as Initial Purchasers, and United States Trust Company of
                                New York, as Trustee.                                                              (3) [4.18]
             4.7              Form of Common Stock Certificate.                                                    (8) [4.16]
             4.8              Indenture dated June 22, 2000 by the Registrant and United
                                States Trust Company of New York, as Trustee                                         (10) [4]
            10.1.1*           Registrant's 1996 Stock Option Plan, as amended.                                   (3) [10.1.1]
            10.1.2*           Form of 2000-1 Amendment to the DCC 1996 Stock Option Plan.                        (8) [10.1.3]
            10.1.3*           Form of Dobson Communications Corporation 2000 Stock
                                Incentive Plan.                                                                  (8) [10.1.4]
            10.2.2            Promissory Note dated February 10, 1997 of G. Edward Evans in the amount of $300,000 in favor of Western Financial
                                Services Corp.                                                                   (5) [10.2.1]

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

(14) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 as the exhibit number indicated in brackets and incorporated by reference herein.

    (b)   Reports on Form 8-K

    The Company filed a Current Report on Form 8-K on November 8, 2000, which reported the Company's agreement with AT&T Wireless Services, Inc. providing for the purchase by AT&T Wireless of $200.0 million liquidation preference amount of the Registrant's Series AA Convertible Preferred Stock, a new series of preferred stock, under "Item 5. Other Events."

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized this 6th day of April, 2001.

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

             SIGNATURES                                     TITLE                            DATE
             ----------                                     -----                            ----
        /s/ EVERETT R. DOBSON          Chairman of the Board, President and Chief
    ----------------------------         Executive Officer (principal executive          April 6, 2001
          Everett R. Dobson              officer)

      /s/ BRUCE R. KNOOIHUIZEN
    ----------------------------       Executive Vice President and Chief Financial      April 6, 2001
        Bruce R. Knooihuizen             Officer (principal financial officer)

          /s/ TRENT LEFORCE
    ----------------------------       Corporate Controller (principal accounting        April 6, 2001
            Trent LeForce                officer)

        /s/ STEPHEN T. DOBSON
    ----------------------------       Secretary, Director                               April 6, 2001
          Stephen T. Dobson

        /s/ RUSSELL L. DOBSON
    ----------------------------       Director                                          April 6, 2001
          Russell L. Dobson

          /s/ FRED J. HALL
    ----------------------------       Director                                          April 6, 2001
            Fred J. Hall

        /s/ JUSTIN L. JASCHKE
    ----------------------------       Director                                          April 6, 2001
          Justin L. Jaschke

      /s/ ALBERT H. PHARIS, JR.
    ----------------------------       Director                                          April 6, 2001
        Albert H. Pharis, Jr.

        /s/ DANA L. SCHMALTZ
    ----------------------------       Director                                          April 6, 2001
          Dana L. Schmaltz

                               INDEX TO EXHIBITS

             EXHIBIT
             NUMBERS                                  DESCRIPTION                                    METHOD OF FILING
      ---------------------                           -----------                           ----------------------------------
             2.1              Agreement to furnish unfiled schedules.                                              (3) [2.12]
             2.2              Agreement and Plan of Merger dated October 5, 1999 among ACC
                                Acquisition LLC, ACC Acquisition Co. and American Cellular
                                Corporation.                                                                       (8) [2.11]
             2.3              Agreement and Plan of Recapitalization among Dobson
                                Communications Corporation, Dobson Operating Company,
                                Dobson CC Limited Partnership, Russell L. Dobson, J.W.
                                Childs Equity Partners II, L.P., AT&T Wireless, Inc. and
                                the other stockholders of Dobson Communications
                                Corporation's Class A Common Stock and Class D Preferred
                                Stock.                                                                             (8) [2.15]
             3.1              Registrant's Amended and Restated Certificate of
                                Incorporation.                                                                      (8) [3.1]
             3.2              Registrant's Amended and Restated Bylaws.                                             (8) [3.2]
             3.2.1            Registrant's Amended and Restated Bylaws.                                          (13) [3(ii)]
             4.3              Amended, Restated, and Consolidated Revolving Credit and
                                Term Loan Agreement dated as of January 18, 2000 among
                                Dobson Operating Co., L.L.C., Banc of America Securities,
                                LLC, Bank of America, N.A., Lehman Commercial Paper Inc.
                                and TD Securities (USA) Inc., and First Union National
                                Bank and PNC Bank, National Association, and the Lenders.                           (7) [4.6]
             4.3.1            Amendment, Waiver and Consent to the Dobson Operating Co.
                                credit agreement dated as of June 19, 2000 among Dobson
                                Operating Co., L.L.C., as Borrower, Bank of
                                America, N.A., as Administrative Agent, Required Lenders
                                and Guarantors                                                                     (9) [10.2]
             4.3.2            Amendment and Consent dated November 24, 2000 to Amended,
                                Restated and Consolidated Revolving Credit and Term Loan
                                Agreement                                                                        (14) [4.3.2]
             4.4              Indenture dated as of February 28, 1997 between the
                                Registrant, as Issuer, and United States Trust Company of
                                New York, as Trustee.                                                               (5) [4.6]
             4.5              Indenture dated December 23, 1998 between Dobson/Sygnet
                                Communications Company, as Issuer, and United States Trust
                                Company of New York, as Trustee.                                                     (2) [4.1]
             4.6              Collateral Pledge and Security Agreement dated December 23,
                                1998 between Dobson/Sygnet Communications Company, as
                                Pledgor, and NationsBanc Montgomery Securities LLC, Lehman
                                Brothers Inc., First Union Capital Markets, a division of
                                Wheat First Securities, Inc. and TD Securities (USA) Inc.,
                                as Initial Purchasers, and United States Trust Company of
                                New York, as Trustee.                                                              (3) [4.18]
             4.7              Form of Common Stock Certificate.                                                    (8) [4.16]
             4.8              Indenture dated June 22, 2000 by the Registrant and United
                                States Trust Company of New York, as Trustee                                         (10) [4]
            10.1.1*           Registrant's 1996 Stock Option Plan, as amended.                                   (3) [10.1.1]
            10.1.2*           Form of 2000-1 Amendment to the DCC 1996 Stock Option Plan.                        (8) [10.1.3]
            10.1.3*           Form of Dobson Communications Corporation 2000 Stock
                                Incentive Plan.                                                                  (8) [10.1.4]
            10.2.2            Promissory Note dated February 10, 1997 of G. Edward Evans in the amount of $300,000 in favor of Western Financial
                                Services Corp.                                                                   (5) [10.2.1]
            10.3              Asset Purchase Agreement dated July 6, 1999 by and among
                                American Tower Corporation, American Tower, LP, Dobson
                                Tower Company and the Registrant as Sole Shareholder of
                                Dobson Tower, as amended.                                                      (7) [10.2.6.1]

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

(14) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 as the exhibit number indicated in brackets and incorporated by reference herein.