Form 10-Q
period 2001-03-31
DOBSON COMMUNICATIONS CORP
filed 2001-05-11
CIK 1035985

Use these links to rapidly review the document
DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES Index to Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2001
or
/ /	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File No. 000-29225

DOBSON COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

Oklahoma	73-1513309
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14201 Wireless Way Oklahoma City, Oklahoma	73134
(Address of principal executive offices)	(Zip Code)

(405) 529-8500
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of May 7, 2001, there were 28,916,719 shares of the registrant's $.001 par value Class A Common Stock outstanding and 65,311,716 shares of the registrant's $.001 par value Class B Common Stock outstanding.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Index to Form 10-Q

Item Number
PART I. FINANCIAL INFORMATION
1	Condensed Consolidated Financial Statements (Unaudited):
Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and 2000
Condensed Consolidated Statement of Comprehensive Loss and Stockholders' Equity for the Three Months Ended March 31, 2001
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000
Notes to Condensed Consolidated Financial Statements
2	Management's Discussion and Analysis of Financial Condition and Results of Operations
3	Quantitative and Qualitative Disclosure about Market Risk
PART II. OTHER INFORMATION
1	Legal Proceedings
2	Changes in Securities and Use of Proceeds
3	Defaults Upon Senior Securities
4	Submission of Matters to a Vote of Security Holders
5	Other Information
6	Exhibits and Reports on Form 8-K

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2001	December 31, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$244,621,595	$149,036,507
Restricted cash and investments	26,515,740	26,153,677
Accounts receivable, net	84,000,332	82,554,626
Accounts receivable-affiliate	31,792,800	11,805,894
Inventory	11,713,138	12,787,211
Other current assets	7,274,550	5,977,594

Total current assets	405,918,155	288,315,509

PROPERTY, PLANT AND EQUIPMENT, net	327,294,650	329,296,883

OTHER ASSETS:
Receivables—affiliates	12,015,506	14,833,607
Wireless license acquisition costs, net	1,447,946,367	1,472,067,523
Deferred costs, net	77,351,232	79,666,930
Other intangibles, net	48,103,524	52,074,622
Investment in American Cellular Joint Venture	315,879,598	332,878,306
Deposits	113,014,800	53,800,000
Other	5,707,697	8,274,330

Total other assets	2,020,018,724	2,013,595,318

Total assets	$2,753,231,529	$2,631,207,710

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$73,738,251	$85,364,968
Accrued expenses	36,453,090	36,082,423
Deferred revenue and customer deposits	13,176,464	12,943,192
Current portion of long-term debt	37,005,587	32,443,391
Accrued dividends payable	14,717,238	12,956,332

Total current liabilities	175,090,630	179,790,306

OTHER LIABILITES:
Long-term debt, net of current portion	1,658,474,330	1,657,632,386
Deferred tax liabilities	135,457,681	150,714,779
Minority interest	22,347,019	21,341,974
Other non-current liabilities	11,225,536	1,811,406
Preferred stock, net	737,164,512	519,809,442
Commitments (Note 9)
STOCKHOLDERS' EQUITY:
Class A Common Stock, $.001 par value, 175,000,000 and 160,250,720 shares authorized and 28,831,969 and 27,970,647 shares issued at March 31, 2001 and December 31, 2000, respectively	28,832	27,971
Class B Common Stock, $.001 par value, 70,000,000 shares authorized and 65,311,716 shares issued at March 31, 2001 and December 31, 2000	65,312	65,312
Class C Common Stock, $.001 par value, 4,226 shares authorized	—	—
Class D Common Stock, $.001 par value, 33,000 shares authorized and 0 and 4,832 shares issued at March 31, 2001 and December 31, 2000 respectively	—	5
Paid-in capital	614,593,163	614,333,820
Retained deficit	(577,878,732)	(514,319,691)
Accumulated comprehensive loss	(23,336,754)	—

Total stockholders' equity	13,471,821	100,107,417

Total liabilities and stockholders' equity	$2,753,231,529	$2,631,207,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000
OPERATING REVENUES:
Service revenue	$80,879,864	$56,326,572
Roaming revenue	62,723,591	43,797,280
Equipment and other revenue	6,271,958	5,228,777

Total operating revenues	149,875,413	105,352,629
OPERATING EXPENSES:
Cost of service	41,104,489	23,023,172
Cost of equipment	15,097,630	11,323,178
Marketing and selling	20,588,927	16,633,570
General and administrative	21,298,713	16,027,085
Depreciation and amortization	50,550,670	35,214,426

Total operating expenses	148,640,429	102,221,431

OPERATING INCOME	1,234,984	3,131,198

OTHER INCOME (EXPENSE):
Interest expense	(43,088,560)	(31,190,797)
Other income, net	3,825,540	2,867,533

LOSS BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES, INCOME TAXES AND EXTRAORDINARY ITEMS	(38,028,036)	(25,192,066)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(1,817,562)	(1,060,653)
LOSS FROM INVESTMENT IN JOINT VENTURE, net of income tax benefit of $15,552,630 and $1,795,630 for the three months ended March 31, 2001 and 2000, respectively	(19,345,630)	(5,840,930)

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS	(59,191,228)	(32,093,649)
INCOME TAX BENEFIT	15,122,333	9,976,034

LOSS BEFORE EXTRAORDINARY ITEMS	(44,068,895)	(22,117,615)
EXTRAORDINARY EXPENSE, net of income tax benefit of $12,495,341 for the three months ended March 31, 2000	—	(20,387,134)

NET LOSS	(44,068,895)	(42,504,749)
DIVIDENDS ON PREFERRED STOCK	(19,490,146)	(75,407,522)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(63,559,041)	$(117,912,271)

BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE
Before extraordinary expense	$(0.68)	$(1.28)
Extraordinary expense	—	(0.26)

BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.68)	$(1.54)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	94,067,290	76,464,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS AND STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2001

	COMPREHENSIVE LOSS	STOCKHOLDERS' EQUITY
		Class A Common Stock
				Class B Common Stock		Class D Common Stock
	Comprehensive Loss							Paid-in Capital	Retained Deficit	Accumulated Comprehensive Loss	Total Stockholders' Equity
		Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2000		27,970,647	$27,971	65,311,716	$65,312	4,832	$5	$614,333,820	$(514,319,691)	$—	$100,107,417
Net loss	$(44,068,895)	—	—	—	—	—	—	—	(44,068,895)	—	(44,068,895)
Issuance of common stock	—	861,322	861	—	—	(4,832)	(5)	259,343	—	—	260,199
Preferred stock dividends	—	—	—	—	—	—	—	—	(19,490,146)	—	(19,490,146)
Transition adjustment for implementation of SFAS 133	(11,906,254)	—	—	—	—	—	—	—	—	(11,906,254)	(11,906,254)
Loss on hedge transactions	(11,430,500)	—	—	—	—	—	—	—	—	(11,430,500)	(11,430,500)

March 31, 2001	$(67,405,649)	28,831,969	$28,832	65,311,716	$65,312	—	$—	$614,593,163	$(577,878,732)	$(23,336,754)	$13,471,821

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before extraordinary items	$(44,068,895)	$(22,117,615)
Adjustments to reconcile net loss to net cash provided by operating activities—
Depreciation and amortization	50,550,670	35,214,426
Amortization of bond premium (discount) and financing cost	2,727,216	2,422,289
Deferred income taxes and investment tax credits, net	(15,257,098)	(9,974,212)
Minority interests in income of subsidiaries	1,817,562	1,060,653
Loss from investment in joint venture	19,345,630	—
Other	80,505	(28,460)
Changes in current assets and liabilities—
Accounts receivable	(1,445,706)	(7,749,359)
Other current assets	(584,946)	(2,121,772)
Accounts payable	(10,360,636)	8,967,857
Accrued expenses	370,667	13,076,348
Deferred revenue and customer deposits	233,272	2,239,376

Net cash provided by operating activities	3,408,241	20,989,531

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,706,481)	(26,109,364)
Acquisitions	—	(170,270,443)
Investment in joint venture	(16,413,783)	(382,500,000)
Deposits	(59,214,800)	—
Increase in receivables—affiliate	(17,216,041)	(2,378,473)
Other investing activities	2,615,316	183,394

Net cash used in investing activities	(111,935,789)	(581,074,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	199,000,000	714,000,000
Repayments of long-term debt	(193,649,265)	(528,681,780)
Proceeds from equity offering	—	545,365,158
Issuance of common stock	307,435	—
Issuance of preferred stock	200,000,000	—
Redemption of preferred stock	—	(53,295,725)
Deferred financing costs	—	(16,544,715)
Premium on redemption of Senior Notes	—	(23,869,310)
Other financing activities	(1,545,534)	(247,239)

Net cash provided by financing activities	204,112,636	636,726,389

NET INCREASE IN CASH AND CASH EQUIVALENTS	95,585,088	76,641,034
CASH AND CASH EQUIVALENTS, beginning of period	149,036,507	4,251,104

CASH AND CASH EQUIVALENTS, end of period	$244,621,595	$80,892,138

SUPPLEMENTAL DESCLOSURES OF CASH FLOW INFORMATION:
Cash paid for—
Interest, net of amounts capitalized	$41,176,688	$17,234,695
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Class D Preferred Stock to old Class A Common Stock	—	$58,200,000
Conversion of Class D Preferred Stock to Class E Preferred Stock and old Class A Common Stock	—	$46,610,325
Stock dividend paid through the issuance of preferred stock	$19,490,146	$62,690,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

    The condensed consolidated balance sheets of Dobson Communications Corporation ("DCC") and subsidiaries (collectively with DCC, the "Company") as of March 31, 2001 and December 31, 2000, the condensed consolidated statements of operations for the three months ended March 31, 2001 and 2000, the condensed consolidated statement of stockholders' equity for the three months ended March 31, 2001 and the condensed consolidated statements of cash flows for the three months ended March 31, 2001 and 2000 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

    The condensed balance sheet data at December 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements presented herein should be read in connection with the Company's December 31, 2000 consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

1. ORGANIZATION

    The Company, through its predecessors, was organized in 1936 as Dobson Telephone Company and adopted its current organizational structure in 2000. The Company is a provider of rural and suburban wireless telephone services.

2. ACQUISITIONS

Recent Acquisitions

    On January 31, 2000, the Company completed the purchase of Alaska 3 RSA for approximately $12.0 million. Alaska 3 is located in the southeast portion of Alaska and has a total population of approximately 74,000.

    On February 11, 2000, the Company completed the purchase of Michigan 3 RSA for approximately $97.0 million. Michigan 3 is located in northwest Michigan and has a total population of approximately 166,000.

    On February 17, 2000, the Company completed the purchase of Alaska 1 RSA for approximately $16.0 million. Alaska 1 is located in east central Alaska, covering the Fairbanks area, with a population of approximately 113,000.

    On February 25, 2000, the Company and AT&T Wireless, through our equally-owned joint venture, acquired American Cellular Corporation for approximately $2.5 billion, including fees and expenses. American Cellular's systems cover a population of approximately 5.1 million as of March 31, 2001. American Cellular serves markets in portions of Illinois, Kentucky, Michigan, Minnesota, New York, Ohio, Pennsylvania, Tennessee, West Virginia, Wisconsin, Oklahoma and Kansas.

    On March 3, 2000, the Company completed the purchase of Michigan 10 RSA for approximately $34.0 million. Michigan 10 is located in the eastern portion of the lower-peninsula of Michigan. The Michigan 10 market area, which is mostly surrounded by Saginaw Bay and Lake Huron, has an estimated total population of approximately 138,000.

    On May 1, 2000, the Company completed the purchase of Texas 9 RSA for approximately $125.0 million. Texas 9 is located between Dallas/Fort Worth and Abilene and adjoins the Company's Texas 10 property. It has a population base of approximately 191,000 and encompasses the towns of Brownwood, Stephenville, Hamilton and Hillsboro.

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

    The acquisition transactions were accounted for as purchases, and accordingly, their results of operations have been included in the accompanying condensed consolidated statements of operations from the respective dates of acquisition. The unaudited pro forma information set forth below includes all acquisitions that occurred during 2000, as if the purchases occurred at the beginning of the period presented. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time:

Three Months Ended March 31, 2000
($ in thousands, except per share data)
Operating revenue	$119,666
Net loss	(54,367)
Net loss applicable to common stockholders	(129,775)
Basic net loss applicable to common stockholders per common share.	$(1.38)

3. INVESTMENT IN UNCONSOLIDATED PARTNERSHIP

    The Company owns a 50% interest in American Cellular Corporation. This investment is accounted for on the equity method. The following is a summary of the significant financial information for American Cellular as of March 31, 2001:

March 31, 2001
($ in thousands)
Current assets	$120,029
Property, plant and equipment, net	205,378
Intangible assets, net	2,370,768
Other assets	84,786
Current liabilities	116,287
Long-term debt, net of current portion	1,754,540
Other liabilities	278,374
Shareholders' equity	631,759
Three Months Ended March 31, 2001
Operating revenue	97,402
Operating loss	(13,341)
Net loss	(38,691)

4. LONG-TERM DEBT

    The Company's long-term debt consists of the following:

	March 31, 2001	December 31, 2000
Revolving credit facilities	$1,197,199,254	$1,188,449,254
Dobson/Sygnet Senior Notes	200,000,000	200,000,000
DCC 10.875% Senior Notes, net of discount	297,899,323	297,845,918
DCC 11.75% Senior Notes	340,000	340,000
Other notes payable	41,340	3,440,605

Total debt	1,695,479,917	1,690,075,777
Less—Current maturities	37,005,587	32,443,391

Total long term debt	$1,658,474,330	$1,657,632,386

Other Notes Payable

    Other notes payable represents the amount financed with the United States Government for nine PCS licenses. On January 3, 2001, the Company completed the sale of seven PCS licenses for approximately $1.1 million plus the reimbursement of $0.7 million for all interest and principal actually paid by the Company from the date of the agreement through the closing date of the sale. The Company's outstanding debt balance for these licenses totaled $3.4 million at December 31, 2000 and was assumed by the buyers at the completion of this sale.

Interest Rate Hedges

    The Company pays interest on its bank credit facilities based on a variable factor, such as LIBOR or prime rate. The Company will from time to time enter into derivative contracts to reduce exposure against rising interest rates.

    The Company has entered into a $135 million derivative contract on the DOC LLC Credit Facility whereby the interest rate ranges from a cap of 8.5% to a floor of 7.0% plus a factor based on DOC LLC's leverage. The agreement expires in March 2002. Additionally, the Company has entered into a $165 million derivative contract on the DOC LLC Credit Facility whereby the interest rate has a cap of 8.5% plus a factor based on DOC LLC's leverage. The agreement expires in March 2002. The DOC LLC also has an interest rate cap agreement of $160 million on its DOC LLC Credit Facility that expires in June 2001. Under this agreement the maximum rate the company will pay on the $160 million of its DOC LLC Credit Facility is 7.5% plus a factor based on the Company's leverage.

    On January 1, 2001, in accordance with SFAS 133, the Company recorded a liability and a net loss to comprehensive income totaling $4.0 million relating to our interest rate hedges. In addition, the Company recognized a net loss to comprehensive income totaling $7.9 million relating to their interest rate hedges for their 50% owned unconsolidated subsidiary, American Cellular. As of March 31, 2001, the Company's liability and cumulative net loss to comprehensive income grew to $9.3 million as a result of the decline in interest rates. Also, cumulative net loss to comprehensive income recorded for the Company's unconsolidated subsidiary, American Cellular grew to $14.0 million.

5. RESTRICTED CASH AND INVESTMENTS:

    Restricted cash and investments consist of interest pledge deposits for the Dobson/Sygnet Senior Notes. The Dobson/Sygnet Senior Notes interest pledge deposit includes the initial deposit of $67.7 million, net of interest earned and payments issued to bondholders. Amortization expense of $85,683 and $150,550 was recorded for the three months ended March 31, 2001 and 2000, respectively, for bond premiums recorded with the purchase of the restricted investments.

6. DEPOSITS:

    On January 26, 2001, the FCC completed an auction of 10 MHz and 15 MHz licenses in the C and F Blocks in a number of markets, and a subsidiary of the Company was a winning bidder on 14 of those licenses. The FCC is currently considering that subsidiary's post-auction application for grant of those licenses, as well as legal challenges to this application. If the Company's subsidiary is granted the licenses, it will cost a total of approximately $546.1 million and will add an estimated population of 19.3 million to its total coverage area. Included on the Company's balance sheet are deposits on these licenses totaling $113.0 million and $53.8 million at March 31, 2001 and December 31, 2000, respectively.

7. STOCKHOLDERS' EQUITY:

    On February 8, 2001 the Company issued 200,000 shares of its Series AA Preferred Stock, par value $1.00 per share ("Series AA Preferred Stock") to AT&T Wireless for aggregate cash proceeds of $200.0 million. Each share of Series AA Preferred Stock is entitled to cumulative annual dividends of 5.96% on the liquidation preference of $1,000 per share, subject to certain adjustments. Dividends will accrue but will not be payable until the fifth anniversary of the issuance of the Series AA Preferred Stock. Each share of Series AA Preferred Stock is mandatorily exchangeable for one share of the Company's Series A Convertible Preferred Stock, par value $1.00 per share. Each share of the Company's Series A Convertible Preferred Stock is convertible into the Company's Class A common stock at a conversion rate of $25.35 per share.

    The Company recorded preferred stock dividends of $19.5 million for the three months ended March 31, 2001 consisting of approximately $17.8 million of dividends on its 12.25% and 13% Senior Exchangeable Preferred Stock through the issuance of additional shares of such Preferred Stock and $1.7 million of dividends on its Series AA Preferred Stock.

    As of March 31, 2001, the Company's authorized and outstanding capital stock is as follows:

Class	Type	# of Shares Authorized	# of Shares Issued	Par Value Per Share	Dividends	Liquidation Preference Per Share	Redemption Date	Other Features, Rights, Preferences and Powers
Class A	Common Stock	175,000,000	28,831,969	$.001	As declared	—	—	Voting
Class B	Common Stock	70,000,000	65,311,716	$.001	As declared	—	—	Voting
Class C	Common Stock	4,226	—	$.001	As declared	—	—	Non-voting
Class D	Common Stock	33,000	—	$.001	As declared	—	—	Non-voting

		245,037,226	94,143,685

Series AA	Preferred Stock	200,000	200,000	$1.00	5.96% Cumulative	$1,000	Feb. 8, 2011	Non-voting
Senior Exchangeable	Preferred Stock	734,000	335,304	$1.00	12.25% Cumulative	$1,000	Jan. 15, 2008	Non-voting
Senior Exchangeable	Preferred Stock	500,000	213,252	$1.00	13% Cumulative	$1,000	May 1, 2009	Non-voting
Class E	Preferred Stock	40,000	—	$1.00	15% Cumulative	$1,131.92	Dec. 23, 2010	Non-voting
Other	Preferred Stock	4,726,000	—	$1.00	—	—	—	—

		6,200,000	748,556

8. NET LOSS PER COMMON SHARE

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

9. COMMITMENTS

    Effective December 6, 1995 (as amended through June 30, 2002), the Company entered into an equipment supply agreement in which the Company agreed to purchase approximately $169.8 million of cell site and switching equipment between June 24, 1997 and December 31, 2002 to update the wireless systems for newly acquired and existing MSAs and RSAs. Of this commitment, approximately $38.1 million remained at March 31, 2001.

    The Company entered into an additional equipment supply agreement with a second vendor on January 13, 1998 (as amended through April 13, 2000). The Company agreed to purchase approximately $131.0 million of cell site and switching equipment between January 13, 1998 and January 12, 2002 to update the wireless systems for newly acquired and existing MSAs and RSAs. Of this commitment, approximately $33.0 million remained at March 31, 2001.

10. RECLASSIFICATIONS

    Certain items have been reclassified in the 2000 consolidated financial statements to conform to the current presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    We provide rural and suburban wireless telephone services. We began providing wireless telephone service in 1990 in Oklahoma and the Texas Panhandle. We have rapidly expanded our wireless operations with an acquisitions strategy targeting underdeveloped rural and suburban areas, which have a significant number of potential needs for wireless communications. At March 31, 2001, our wireless systems covered a total population of approximately 7.1 million and we had approximately 680,000 subscribers.

    On February 25, 2000, our equally-owned joint venture with AT&T Wireless acquired American Cellular for approximately $2.5 billion, including fees and expenses. American Cellular is one of the largest independent rural wireless operators in the United States. As of March 31, 2001, American Cellular's systems covered a total population of approximately 5.1 million and had approximately 582,600 subscribers, primarily in rural areas of the midwestern and eastern United States.

    We account for our interest in the American Cellular joint venture using the equity method of accounting. As a result, we have reflected our proportionate share of the joint venture's equity in a single line item entitled "Investment in American Cellular Joint Venture" in our balance sheet and we have reflected our proportionate share of the joint venture's net income or losses in a single line item entitled "Income (loss) from investment in joint venture" in our statement of operations. To the extent that the joint venture incurs losses in the future, our "Investment in American Cellular Joint Venture" will be reduced.

    Since 1996 we have completed 23 acquisitions of wireless licenses and systems and related assets for an aggregate purchase price of $2.5 billion, increasing the total proportionate population served by our systems to approximately 9.6 million and expanding the geographical scope of our operations. Our recent acquisitions affect the comparability of our historical results of operations for the periods discussed.

Revenue

    Our operating revenue consists of service revenue, roaming revenue, equipment revenue and other.

    We primarily derive service revenue by providing wireless services to our subscribers. The industry has experienced a trend of declining average revenue per minute, as competition among wireless service providers has led to reductions in rates for airtime. We believe that the impact of this trend will be mitigated by increases in the number of wireless subscribers and the number of minutes of usage per subscriber.

    We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers "roam" into our markets and use our systems to carry their calls. Roaming accounted for 41.8% and 41.6% of our operating revenue for the three months ended March 31, 2001 and 2000, respectively. Roaming revenues typically yield higher average per minute rates and higher margins than revenues from our subscribers. We achieve these higher margins because we incur immaterial incremental costs related to network operations, customer service or collections to earn roaming revenues. Our roaming yield (roaming service revenues, which include airtime, toll charges and surcharges, divided by roaming minutes of use) was $0.39 and $0.43 per minute for the three-months ended March 31, 2001 and 2000, respectively. Despite the decline in our roaming yield, we have seen overall roaming revenues grow due to growth in roaming minutes of use.

    We include any toll, or long-distance, revenues related to our wireless and roaming services in service revenue and roaming revenue.

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

    Our cost of equipment represents the cost associated with equipment and accessories sold to customers. In recent years, we and other wireless providers have increased the use of discounts on phone equipment and free phone promotions as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales, which have resulted in increased marketing and selling costs per gross additional subscriber. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased revenue from increases in the number of wireless subscribers.

    Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell wireless products and services. We pay commissions to direct sales personnel and independent sales agents for new business generated.

    Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections, and corporate administration.

    Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of our intangible assets; primarily wireless license acquisition costs and customer lists.

Results of Operations

    In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statement numbers.

  Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

    Operating Revenue.  For the three months ended March 31, 2001, total operating revenue increased $44.5 million, or 42.3%, to $149.9 million from $105.4 million for the comparable period in 2000. Total service, roaming and equipment and other revenue represented 54.0%, 41.8% and 4.2%, respectively, of total operating revenue during the three months ended March 31, 2001 and 53.5%, 41.6% and 4.9%, respectively, of total operating revenue during the three months ended March 31, 2000.

    The following table sets forth the components of our operating revenue for the periods indicated:

	Three Months Ended March 31,
	2001	2000
	($ in thousands)
Operating Revenue:
Service revenue	$80,880	$56,327
Roaming revenue	62,723	43,797
Equipment and other revenue	6,272	5,229

Total	$149,875	$105,353

    Service revenue increased $24.6 million, or 43.6%, to $80.9 million in the three months ended March 31, 2001 from $56.3 million in the same period of 2000. In the first quarter of 2001, service revenue of $6.5 million was attributable to markets acquired since March 31, 2000. The remaining

$18.1 million increase was primarily attributable to increased penetration and usage in the existing company markets. Our subscriber base increased 30.8% to approximately 680,000 at March 31, 2001 from approximately 519,800 at March 31, 2000. At March 31, 2001, the subscriber base for markets we acquired since March 31, 2000 totaled approximately 56,100. Our average monthly service revenue per subscriber increased 5.1% to $41 for the three months ended March 31, 2001 from $39 for the comparable period in 2000. Our average monthly service revenue per subscriber has been positively impacted by the change in our subscriber mix. On March 31, 2001, 52% of our subscribers were on digital rate plans compared to 13% at March 31, 2000. Digital rate plans typically produce higher service revenue per subscriber and allow subscribers to use more minutes in a larger home area than analog rate plans.

    Roaming revenue increased $18.9 million, or 43.2%, to $62.7 million in the three months ended March 31, 2001 from $43.8 million for the comparable period of 2000. In the first quarter of 2001, roaming revenue of $8.2 million was attributable to markets acquired since March 31, 2000. The remaining $10.7 million was primarily attributable to increased roaming minutes in our existing markets due to expanded coverage areas and increased usage in these markets.

    Equipment and other revenue of $6.3 million in the three months ended March 31, 2001 represented an increase of $1.1 million, or 20.0%, from $5.2 million in the same period of 2000, as we sold more equipment during the three months ended March 31, 2001 as a result of growth in subscriber additions.

    Cost of Service.  For the three months ended March 31, 2001, the total cost of service increased $18.1 million, or 78.5% to $41.1 million from $23.0 million for the comparable period in 2000. In the first quarter of 2001, cost of service of $4.3 million was attributed to markets acquired since March 31, 2000. The remaining $13.8 million increase was primarily the result of the migration of our subscribers from analog rate plans to new digital rate plans. As described with our service revenue above, on average, digital subscribers use more minutes than analog subscribers. This increased usage also increases the minutes used by our subscribers outside of our markets, thus, increasing the expenses we are charged by third-party providers.

    Cost of Equipment.  For the three months ended March 31, 2001, cost of equipment increased $3.8 million, or 33.3% to $15.1 million from $11.3 million in the same period of 2000, primarily from increases in the volume of equipment sold due to the growth in subscriber additions.

    Marketing and Selling Costs.  Marketing and selling costs increased $4.0 million, or 23.8%, to $20.6 million for the three month period ended March 31, 2001 from $16.6 million in the comparable period of 2000. This was a result of an increase in gross subscriber additions. The number of gross subscribers added in the first quarter of 2001 was approximately 70,600. The number of gross subscribers added in the first quarter of 2000 was approximately 58,000.

    General and Administrative Costs.  General and administrative costs increased $5.3 million, or 32.9%, to $21.3 million for the three month period ended March 31, 2001 from $16.0 million for the same period in 2000. In the first quarter of 2001, general and administrative costs of $2.4 million was attributable to markets acquired since March 31, 2000. The remaining increase of $2.9 million is a result of increased infrastructure costs such as customer service, billing, collections and administrative costs as a result of our overall growth. Our average monthly general and administrative costs per subscriber remained constant at $11 for the three months ended March 31, 2001 and 2000.

    Depreciation and Amortization Expense.  For the three months ended March 31, 2001, depreciation and amortization expense increased $15.4 million, or 43.6% to $50.6 million from $35.2 million in the same period of 2000. The increase is a result of additional depreciation on fixed assets and amortization on intangible assets acquired during 2000.

    Interest Expense.  For the three months ended March 31, 2001, interest expense increased $11.9 million, or 38.1%, to $43.1 million from $31.2 million in the same period of 2000. The increase was primarily a result of increased borrowings during 2000 to finance our acquisitions.

    Other income, net.  For the three months ended March 31, 2001, our other income increased $0.9 million, or 33.4%, to $3.8 million from $2.9 million for the comparable 2000 period. The increase was primarily the result of an increase in interest income.

    Minority interests in income of subsidiaries.  For the three months ended March 31, 2001, our minority interests in income of subsidiaries increased $0.7 million or 71.4% to $1.8 million from $1.1 million in the same period of 2000. This was a result of the increased income earned from consolidated subsidiaries in which we own less than a 100% interest.

    Loss from investment in joint venture.  For the three months ended March 31, 2001, we incurred a loss, net of income tax benefits, from our American Cellular joint venture totaling $19.3 million, an increase of $13.5 million or 231.2% compared to $5.8 million for the period from acquisition (February 25, 2000) through March 31, 2000. This loss represents our equity in the net loss of American Cellular and has increased as a result of having a full three months included in 2001.

    Extraordinary expense.  For the three months ended March 31, 2000, we incurred an extraordinary loss of $20.4 million, net of income tax benefits. This loss was a result of a tender premium paid on the early redemption of the Company's 11.75% Senior Notes and the writing off of previously capitalized financing costs associated with the 11.75% Senior Notes and the previous DOC and DCOC credit facilities which were refinanced in January 2000.

    Net loss.  For the three months ended March 31, 2001, our net loss was $44.1 million. Our net loss increased $1.6 million, or 3.7%, from $42.5 million in the three months ended March 31, 2000. The increase in our net loss is primarily attributable to our loss from investment in our joint venture and our increase in depreciation and amortization and interest expense resulting from our 2000 business acquisitions and financings, offset by the extraordinary item incurred during January of 2000.

    Dividends on preferred stock.  For the three months ended March 31, 2001, our dividends on preferred stock decreased $55.9 million, or 74.2%, to $19.5 million from $75.4 million for the comparable 2000 period. This decrease was primarily the result of a $60.4 million dividend recognized in the first quarter of 2000 upon the conversion of our Class D Preferred Stock into Class E Preferred Stock and old Class A Common Stock.

Liquidity and Capital Resources

    We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, bank debt and the sale of debt and equity securities.

Net Cash Flow

    At March 31, 2001, we had working capital of $230.8 million (a ratio of current assets to current liabilities of 2.3:1) and an unrestricted cash balance of $244.6 million, which compares to working capital of $108.5 million, a ratio of current assets to current liabilities of 1.6:1 and an unrestricted cash balance of $149.0 million at December 31, 2000.

    Our net cash provided by operating activities totaled $3.4 million for the three month period ended March 31, 2001, while the net cash provided by operating activities totaled $21.0 million for the same period of 2000. The decrease of $17.6 million was primarily due to our increase in net loss and the change in current assets and liabilities.

    Net cash used in investing activities totaled $(111.9) million and $(581.1) million for the three months ended March 31, 2001 and 2000, respectively. The decrease of $469.2 million was primarily due to acquisitions during the three months ended March 31, 2000, including our investment in joint venture, offset by an increase in deposits and receivables–affiliates during the three months ended March 31, 2001.

    Net cash provided by financing activities was $204.1 million the three month period ended March 31, 2001 compared to $636.7 million for the same period of 2000. Financing activity sources for the three months ended March 31, 2001 consisted primarily of net proceeds from the issuance of our Series AA preferred stock and our bank facilities offset by repayments to our bank facilities.

Capital Resources

    On January 14, 2000, we obtained a new $800.0 million credit facility and increased it by $125.0 million to $925.0 million on May 1, 2000. The original proceeds from the $800 million credit facility were used primarily to:

  •
  consolidate the indebtedness of our Dobson Cellular Operations Company subsidiary under a $160.0 million credit facility and our Dobson Operating Company subsidiary under a $250.0 million senior secured credit facility;

  •
  repurchase $159.7 million outstanding principal amount of our 11.75% senior notes due 2007; and

  •
  pay the cash portion of the costs of certain of our pending acquisitions.

    The increase of $125.0 million was used to fund the acquisition of Texas 9 RSA on May 1, 2000.

    At March 31, 2001, this credit facility included a $300.0 million revolving credit facility and $621.9 million of term loan facilities consisting of a Term A Facility of $350.0 million, a Term B Facility of $148.1 million and an additional Term B Facility of $123.8 million. These loans begin to mature in 2007. As of March 31, 2001, we had $869.4 million outstanding under this credit facility and we had $52.5 million of availability.

    This credit facility is structured as a loan to our subsidiary, Dobson Operating Co., L.L.C. ("DOC LLC"), the successor by merger to Dobson Cellular Operating Company and Dobson Operating Company, with guarantees from certain of its subsidiaries and us. Advances bear interest, at our option, on a prime rate or LIBOR formula. The weighted average interest rate was 8.4% for the three months ended March 31, 2001. Our obligations under the credit facility are secured by:

  •
  a pledge of the membership interests in the borrower;

  •
  stock and partnership interests of certain of the borrower's subsidiaries; and

  •
  liens on substantially all of the assets of the borrower and the borrower's restricted subsidiaries including FCC licenses, but only to the extent such licenses can be pledged under applicable law.

    We are required to amortize the Term A Facility with quarterly principal payments of $5.0 million commencing June 30, 2001, increasing over the term of the loan to quarterly principal payments of $25.0 million. We began amortizing the Term B Facility with quarterly principal payments of $375,000 on March 31, 2001 and will continue through December 31, 2006 with quarterly principal payments of $34.9 million during 2007. We began amortizing the additional $125.0 million portion of the Term B facility with quarterly principal payments of $312,500 on June 30, 2000 and will continue through March 31, 2007. These quarterly principal payments will increase to $29.1 million from June 30, 2007 through March 31, 2008. In addition, under certain circumstances, we are required to make prepayments of proceeds received from significant asset sales, new borrowings, sales of equity and a portion of excess cash flow. We have the right to prepay the credit facility in whole or in part at any time. As of March 31, 2001, we had $869.4 million outstanding under the credit facility.

    Our DOC LLC Credit Facility imposes a number of restrictive covenants that, among other things, limit our ability to incur additional indebtedness, create liens, make capital expenditures and pay dividends. In addition, we are required to maintain certain financial ratios with respect to borrower and certain of its subsidiaries, including, but not limited to:

  •
  a ratio of total indebtedness to operating cash flow of initially not more than 7.75 to 1, decreasing over time to 5.00 to 1;

  •
  a ratio of operating cash flow to debt service requirements of initially not less than 1.15 to 1, increasing over time to 1.50 to 1;

  •
  a ratio of operating cash flow to interest expense of initially not less than 1.40 to 1, increasing over time to 2.25 to 1; and

  •
  a limitation of capital expenditures for 2001.

    At March 31, 2001, we were in compliance with all required financial ratios and expect to be in compliance throughout 2001.

    Our subsidiary, Dobson/Sygnet, is a party to a credit agreement for an aggregate of $346.7 million, consisting of a $40.4 million revolving credit facility and $306.3 million of term loan facilities. Interest on the revolving credit facility and the term loan facilities is based on a prime rate or a LIBOR formula, and has ranged between 8.2% and 10.5% since inception. As of March 31, 2001, we had $327.8 million outstanding under the Sygnet credit facility and we had $18.9 million of availability under the Sygnet credit facility.

    The obligations under the Sygnet credit facility are secured by a pledge of the capital stock of Dobson/Sygnet's operating subsidiary as well as a lien on substantially all of the assets of Dobson/Sygnet and its operating subsidiary. The Sygnet credit facility requires that Dobson/Sygnet and we maintain certain financial ratios. The failure to maintain these ratios would constitute an event of default, notwithstanding Dobson/Sygnet's ability to meet its debt service obligations. The Sygnet credit facility began amortizing quarterly on December 31, 2000. The revolving credit facility terminates on September 23, 2006. The $40.4 million term loan facility terminates on March 23, 2007 and the $306.3 million term loan facility terminates on December 23, 2007. The weighted average interest rate on the Sygnet credit facility was 9.7% for the three months ended March 31, 2001.

    Dobson/Sygnet has outstanding $200.0 million aggregate principal amount of senior notes that mature in 2008. The Dobson/Sygnet notes bear interest at an annual rate of 12.25%, payable semi-annually on each June 15 and December 15, beginning June 15, 1999. The Dobson/Sygnet note indenture contains restrictive covenants that, among other things, limit our ability and that of Dobson/Sygnet's subsidiaries to incur additional indebtedness, create liens, pay dividends or make distributions in respect of their capital stock, make investments or certain other restricted payments, sell assets, redeem capital stock, issue or sell stock of restricted subsidiaries, enter into transactions with stockholders or affiliates or effect a consolidation or merger. Of the net proceeds from the sale of these notes, we used $67.7 million, to purchase securities we have pledged to secure the first six semi-annual interest payments on the notes. The restricted cash and investments balance at March 31, 2001, relating to these purchased securities was $26.5 million.

    On January 14, 2000, we repurchased $159.7 million of our outstanding $160.0 million aggregate principal amount of senior notes which mature in April 2007 and accrued interest at an annual rate of 11.75%, payable semi-annually on each April 15 and October 15. We repurchased our outstanding senior notes with funds available under our DOC LLC Credit Facility described above.

    On June 15, 2000, we completed the private placement for the $300.0 million principal amount of 10.875% Senior Notes due 2010. The offering resulted in net proceeds totaling $290.2 million. We used $207.0 million of the proceeds to repay indebtedness under the revolving credit facility of our subsidiary, DOC LLC, and used the remaining balance for working capital and other general corporate purposes.

    As of March 31, 2001, we have issued and outstanding 12.25% senior preferred stock and 13% senior preferred stock with aggregate liquidation values of $344.0 million and $217.8 million, respectively, including accrued stock dividends. Each of the certificates of designation for our senior preferred stock contains several restrictive covenants, which may limit our ability to issue indebtedness in the future.

    On February 8, 2001, we issued 200,000 shares of our Series AA Preferred Stock to AT&T Wireless for aggregate cash proceeds of $200.0 million. Each share of Series AA Preferred Stock is entitled to cumulative annual dividends of 5.96% on the liquidation preference of $1,000 per share, subject to certain adjustments. Dividends will accrue but will not be payable until the fifth anniversary of the issuance of the Series AA Preferred Stock. Each share of Series AA Preferred Stock is mandatorily exchangeable for one share of our Series A Convertible Preferred Stock, par value $1.00 per share. Each share of our Series A Convertible Preferred Stock is convertible into our Class A common stock at a conversion rate of $25.35 per share.

Capital Commitments

    Our capital expenditures were $21.7 million for the three months ended March 31, 2001 and we expect our capital expenditures to be approximately $115.0 million to $120.0 million for all of 2001. We have not budgeted any amounts to be expended in 2001 with respect to the systems, which may be acquired in acquisitions or our PCS system. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions.

    We have agreed to purchase approximately $169.8 million of cell site and switching equipment from Nortel Networks Corp. prior to November 2001. Of this commitment, approximately $38.1 million remained outstanding at March 31, 2001. Under another equipment supply agreement, we agreed to purchase approximately $131.0 million of cell site and switching equipment from Lucent Technologies Inc. by January 13, 2002. Of this commitment, $33.0 million remained outstanding at March 31, 2001. Purchases made under these commitments will be financed using funds available under our credit facilities. We expect to substantially fulfill our purchase commitments under both of these agreements with purchases budgeted for 2001.

    The American Cellular joint venture has a bank credit facility of $1.34 billion with Bank of America N.A., as Administrative Agent and a group of participating lenders and senior subordinated notes totaling $450.0 million as of March 31, 2001, as described below. After initial funding and borrowings under the credit facility to complete the American Cellular acquisition, there is approximately $206.6 million of credit availability. American Cellular has required, and will likely continue to require, substantial capital to further develop, expand and upgrade its wireless systems. The American Cellular joint venture has budgeted approximately $90.0 million to $95.0 million for American Cellular capital expenditures in 2001. If American Cellular does not generate sufficient cash flows from operations, or otherwise have sufficient access to capital to meet all of its debt service, capital expenditure, working capital or other operating needs, we may be required to fund our 50% share of any capital needs of the American Cellular joint venture in order to protect our substantial investment in it.

    On March 2, 2001, American Cellular and their lenders agreed to an amendment to their credit facility. This amendment became effective on March 14, 2001, when American Cellular permanently repaid $200.0 million of the term notes under this credit facility.

    On March 14, 2001, American Cellular completed the sale of $450.0 million senior subordinated notes. These notes were sold at a discount of $3.3 million and carry an interest rate of 9.5%. The discount will be amortized over the life of the notes, which is eight and a half years. The proceeds were used to repay outstanding indebtedness under the American Cellular credit facility and to deposit funds into an interest reserve account to fund the first four scheduled interest payments on the notes.

    The FCC recently concluded an auction of 10 MHz and 15 MHz licenses in the C and F blocks in a number of markets, and our wholly-owned subsidiary was the winning bidder for 14 of the auctioned licenses. The FCC is currently considering our subsidiary's post-action application for a grant of those licenses. If our subsidiary is granted all 14 licenses, our total cost of the licenses will be $546.1 million, and the total population covered by our licenses will increase by 19.3 million. To date, we have made deposits totaling approximately $113.0 million to the FCC for the purchases of these licenses. If we are awarded these licenses, we expect to fund the remainder of this commitment with a combination of new equity and debt instruments.

    Although we cannot provide any assurance, assuming successful implementation of our strategy, including the further development of our wireless systems and significant and sustained growth in our cash flows, we believe that borrowings under our DOC LLC credit facility, the net proceeds from our February 2000 initial public offering, our June 15, 2000 sale of $300.0 million principal amount of 10.875% senior Notes, proceeds from the sale of $200.0 million of AA preferred stock on February 8, 2001 to AT&T Wireless and cash flows from operations should be sufficient to satisfy our currently expected capital expenditures, working capital and debt service obligations over the next year, exclusive of any payments that might be made related to the purchase and build out of the 14 licenses discussed above. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments. We currently expect that we may have to refinance our indebtedness at their respective maturities commencing in 2006. We will also need to refinance our mandatory redemption obligations under our senior preferred stock. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all.

Forward-Looking Statements

    The description of our plans set forth herein, including planned capital expenditures and acquisitions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. Important factors that could cause actual capital expenditures, acquisition activity or our performance to differ materially from the plans include, without limitation, our ability to satisfy the financial covenants of our outstanding debt and preferred stock instruments and to raise additional capital; our ability to manage our rapid growth successfully and to compete effectively in our wireless business against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than ours; and adverse regulatory changes. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise these forward- looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in our business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. The counterparty is a major financial institution. As of March 31, 2001 we had interest rate hedges under various derivative contracts totaling $460 million on our $869.4 million DOC LLC credit facility. The terms of these agreements expire from June 2001 to March 2002. Increases in interest expense related to the interest rate hedge for the three months ended March 31, 2001 and 2000 were reflected in income and were immaterial.

    The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Based on our market risk sensitive instruments outstanding at March 31, 2001, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

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

    Not applicable

Item 5. Other Information

    Not applicable

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    The following exhibits are filed as a part of this report:

Exhibit Number	Description	Method of Filing
2.1	Agreement to furnish unfiled schedules.	(3)	[2.12]
2.2	Agreement and Plan of Merger dated October 5, 1999 among ACC Acquisition LLC, ACC Acquisition Co. and American Cellular Corporation.	(7)	[2.11]
2.3	Agreement and Plan of Recapitalization among Dobson Communications Corporation, Dobson Operating Company, Dobson CC Limited Partnership, Russell L. Dobson, J.W. Childs Equity Partners II, L.P., AT&T Wireless, Inc. and the other stockholders of Dobson Communications Corporation's Class A Common Stock and Class D Preferred Stock.	(7)	[2.15]
3.1	Registrant's Amended and Restated Certificate of Incorporation.	(7)	[3.1]
3.2	Registrant's Amended and Restated Bylaws.	(7)	[3.2]
3.2.1	Registrant's Amended and Restated By-laws.	(12)	[3(ii)]
4.3	Amended, Restated, and Consolidated Revolving Credit and Term Loan Agreement dated as of January 18, 2000 among Dobson Operating Co., L.L.C., Banc of America Securities, LLC, Bank of America, N.A., Lehman Commericial Paper Inc. and TD Securities (USA) Inc., and First Union National Bank and PNC Bank, National Association, and the Lenders.	(6)	[4.6]
4.3.1	Amendment, Waiver and Consent to the Dobson Operating Co. credit agreement dated as of June 19, 2000 among Dobson Operating Co., L.L.C., as Borrower, Bank of America, N.A., as Administrative agent, Required Lenders and Guarantors	(8)	[10.2]
4.3.2	Amendment and Consent dated November 24, 2000 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(13)	[4.3.2]

4.4	Indenture dated as of February 28, 1997 between the Registrant, as Issuer, and United States Trust Company of New York, as Trustee.	(4)	[4.6]
4.5	Indenture dated December 23, 1998 between Dobson/Sygnet Communications Company, as Issuer, and United States Trust Company of New York, as Trustee.	(2)	[4.1]
4.6	Collateral Pledge and Security Agreement dated December 23, 1998 between Dobson/Sygnet Communications Company, as Pledgor, and NationsBanc Montgomery Securities LLC, Lehman Brothers Inc., First Union Capital Markets, a division of Wheat First Securities, Inc. and TD Securities (USA) Inc., as Initial Purchasers, and United States Trust Company of New York, as Trustee.	(3)	[4.18]
4.7	Form of Common Stock Certificate.	(7)	[4.16]
4.8	Indenture dated June 22, 2000 by the Registrant and United States Trust Company of New York, as Trustee	(9)	[4]
10.1.1*	Registrant's 1996 Stock Option Plan, as amended.	(3)	[10.1.1]
10.1.2*	Form of 2000-1 Amendment to the DCC 1996 Stock Option Plan.	(7)	[10.1.3]
10.1.3*	Form of Dobson Communications Corporation 2000 Stock Incentive Plan.	(7)	[10.1.4]
10.2.2	Promissory Note dated February 10, 1997 of G. Edward Evans in the amount of $300,000 in favor of Western Financial Services Corp.	(4)	[10.2.1]
10.3	Asset Purchase Agreement dated July 6, 1999 by and among American Tower Corporation, American Tower, LLP, Dobson Tower Company and the Registrant as Sole Shareholder of Dobson Tower, as amended.	(6)	[10.2.6.1]
10.4	Master Site License Agreement dated December 23, 1998 by and between Sygnet Communications, Inc. and Dobson Tower Company.	(3)	[10.2.7]
10.5.1*	Letter dated June 3, 1996 from Registrant to Bruce R. Knooihuizen describing employment arrangement.	(4)	[10.3.2]
10.5.2*	Letter dated October 15, 1996 from Fleet Equity Partners to Justin L. Jaschke regarding director compensation.	(4)	[10.3.3]
10.5.3*	Letter dated December 26, 1996 from Registrant to G. Edward Evans describing employment arrangement	(4)	[10.3.1]
10.5.5*	Letter dated October 28, 1997 from Registrant to R. Thomas Morgan describing employment arrangement	(1)	[10.3.5]
10.5.6*	Letter dated August 25, 1998 from Registrant to Richard D. Sewell, Jr. describing employment arrangement	(3)	[10.3.6]
10.5.7*	Consulting agreement dated December 21, 1998 between Registrant and Albert H. Pharis, Jr.	(3)	[10.3.7]
10.5.8*	Consulting Agreement dated August 15, 1998 between the Registrant and Russell L. Dobson and Addendum thereto dated October 1, 1998.	(7)	[10.3.8]
10.6	North American Cellular Network Services Agreement dated August 26, 1992 between North American Cellular Network, Inc. and Dobson Cellular Systems, Inc.	(4)	[10.4.2]
10.7	General Purchase Agreement dated January 13, 1998 between Lucent Technologies, Inc. and Dobson Cellular Systems, Inc.	(1)	[10.4.7]

10.7.1	Amendment No. 1 to General Purchase Agreement between the Registrant and Lucent Technologies, Inc.	(10)	[10.4.3]
10.8	Operating Agreement dated January 16, 1998 between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc.	(7)	[10.4.4]
10.9.1	Fifth Amended General Purchase Agreement between Northern Telecom Inc. and Registrant	(9)	[10.4.6]
10.9.2	Sixth Amended General Purchase Agreement between Nortel (formerly Northern Telecom) and Registrant	(9)	[10.4.7]
10.10	Second Amended and Restated Partnership Agreement of Gila River Cellular General Partnership dated September 30, 1997	(6)	[10.8]
10.11	Amended and Restated Stockholders and Investors Rights Agreement dated September 17, 1999 by and among the Registrant and the Cash Equity Investors, as listed and defined therein (without exhibits).	(7)	[10.7.2.2]
10.12	Stockholder and Investor Rights Agreement dated January 31, 2000 among the Registrant and the Shareholders listed therein (without exhibits).	(8)	[10.7.2.3]
10.13	License Agreement dated February 15, 1999 between Registrant and H.O. Systems, Inc.	(5)	[10. 9]
10.14*	Form of Dobson Communications Corporation Director Indemnification Agreement.	(7)	[10.9]
10.15	Agreement and Plan of Reorganization and Corporation Separation.	(7)	[10.10]
10.16	Agreement by and among Dobson Communications Corporation and Dobson's shareholders regarding the distribution of Logix Communications Enterprises, Inc. stock.	(7)	[10.11]
10.17	Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC between AT&T Wireless JV Co. and Dobson JV Company dated as of February 25, 2000.	(10)	[10.1]
10.18	Amended and Restated Supplemental Agreement among AT&T Wireless, Dobson Communications Corporation, Dobson CC Limited Partnership, and other signatories thereto, dated February 25, 2000.	(10)	[10.1.1]
10.19	Amended and Restated Management Agreement between Dobson Cellular Systems, Inc. and ACC Acquisition LLC dated as of February 25, 2000	(10)	[10.2]
10.20	Amended and Restated Operating Agreement dated February 25, 2000 by and between AT&T Wireless Services, Inc., on behalf of itself and its Affiliate (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(10)	[10.3]
10.21	Amended and Restated Operating Agreement dated February 25, 2000 by and between Dobson Cellular Systems, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(10)	[10.4]
10.22	Stock Purchase Agreement Between AT&T Wireless Services, Inc. and Dobson Communications Corporation dated as of November 6, 2000.	(11)	[10.14]

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

(3)
Filed as an exhibit to the Registrant's Statement on Form S-4 (Registration No. 333-71633), as the exhibit number indicated in brackets and incorporated by reference herein.

(4)
Filed as an exhibit to the Registrant's Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

(5)
Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 as the exhibit number indicated in brackets and incorporated by reference herein.

(6)
Filed as an exhibit to the Registrant's Current Report on Form 8-K filed October 15, 1997 and amended on November 6, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)
Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-90759), as the exhibit number indicated in brackets and incorporated by reference herein.

(8)
Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on July 6, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)
Filed as an exhibit to the Registrant's Registration Statement on Form S-4/A (Registration No. 333-41512), as the exhibit number indicated in brackets and incorporated by reference herein.

(10)
Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 9, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(11)
Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(12)
Filed as an exhibit to the Registrant's Current Report on Form 8-K/A on February 22, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(13)
Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(b)
Reports on Form 8-K

    The Company filed a Current Report on Form 8-K/A on February 22, 2001, which reported the Company's issuance of 200,000 shares of its Series AA Preferred Stock, par value $1.00 per share to AT&T Wireless Services, Inc. ("AWS") under "Item 2. Acquisition or Disposition of Assets." This Current Report amended and restated the previous Current Report filed on February 14, 2001.

    The Company filed a Current Report on Form 8-K on March 15, 2001, which reported the completion of the private sale of $450 million principal amount of American Cellular Corporations 9 1/2% Senior Subordinated Notes under "Item 5. Other Events." American Cellular Corporation, is an entity which is owned by a joint venture that is equally owned by the Registrant and AT&T Wireless Services, Inc.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2001	DOBSON COMMUNICATIONS CORPORATION (registrant)
/s/ EVERETT R. DOBSON Everett R. Dobson Chairman of the Board, President and Chief Executive Officer
/s/ BRUCE R. KNOOIHUIZEN
Date: May 11, 2001	Bruce R. Knooihuizen Vice President and Chief Financial Officer (principal financial officer)