Form 10-Q
period 2001-06-30
DOBSON COMMUNICATIONS CORP
filed 2001-08-14
CIK 1035985

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of August 3, 2001, there were 28,916,719 shares of the registrant's $.001 par value Class A Common Stock outstanding, 65,311,716 shares of the registrant's $.001 par value Class B Common Stock outstanding and 241 shares of the registrant's $.001 par value Class C Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

        ITEM
       NUMBER                                                                           PAGE
       ------                                                                         --------
                                PART I. FINANCIAL INFORMATION

          1             Condensed Consolidated Financial Statements (Unaudited):
                        Condensed Consolidated Balance Sheets as of June 30, 2001
                          and December 31, 2000.....................................      3
                        Condensed Consolidated Statements of Operations for the
                          Three and Six Months Ended June 30, 2001 and 2000.........      4
                        Condensed Consolidated Statement of Comprehensive Loss and
                          Stockholders' Equity (Deficit) for the Six Months Ended
                          June 30, 2001.............................................      5
                        Condensed Consolidated Statements of Cash Flows for the Six
                          Months Ended June 30, 2001 and 2000.......................      6
                        Notes to Condensed Consolidated Financial Statements........      7
          2             Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................     12
          3             Quantitative and Qualitative Disclosure about Market Risk...     22

                                  PART II. OTHER INFORMATION

          1             Legal Proceedings...........................................     23
          2             Changes in Securities and Use of Proceeds...................     23
          3             Defaults Upon Senior Securities.............................     23
          4             Submission of Matters to a Vote of Security Holders.........     23
          5             Other Information...........................................     23
          6             Exhibits and Reports on Form 8-K............................     23

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                 JUNE 30,       DECEMBER 31,
                                                                   2001             2000
                                                              --------------   --------------
                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  200,770,892   $  149,036,507
  Restricted cash and investments...........................      14,565,375       26,153,677
  Accounts receivable, net..................................      94,845,667       82,554,626
  Accounts receivable-affiliate.............................      17,019,508       11,805,894
  Inventory.................................................      11,320,637       12,787,211
  Other current assets......................................       8,128,351        5,977,594
                                                              --------------   --------------
    Total current assets....................................     346,650,430      288,315,509
                                                              --------------   --------------
PROPERTY, PLANT AND EQUIPMENT, net..........................     354,262,668      329,296,883
                                                              --------------   --------------
OTHER ASSETS:
  Receivables-affiliates....................................       7,205,601       14,833,607
  Wireless license acquisition costs, net...................   1,420,387,482    1,472,067,523
  Deferred costs, net.......................................      74,711,367       79,666,930
  Other intangibles, net....................................      44,196,967       52,074,622
  Investment in joint venture...............................     336,268,469      332,878,306
  Deposits..................................................     109,214,800       50,000,000
  Other.....................................................       9,616,572       12,074,330
                                                              --------------   --------------
    Total other assets......................................   2,001,601,258    2,013,595,318
                                                              --------------   --------------
      Total assets..........................................  $2,702,514,356   $2,631,207,710
                                                              ==============   ==============

                       LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $   78,736,009   $   85,364,968
  Accrued expenses..........................................      34,796,933       36,082,423
  Deferred revenue and customer deposits....................      14,412,756       12,943,192
  Current portion of long-term debt.........................      39,505,674       32,443,391
  Accrued dividends payable.................................      18,418,199       12,956,332
                                                              --------------   --------------
    Total current liabilities...............................     185,869,571      179,790,306
                                                              --------------   --------------
OTHER LIABILITES:
  Long-term debt, net of current portion....................   1,637,774,960    1,657,632,386
  Deferred tax liabilities..................................     125,828,058      150,714,779
  Minority interest.........................................      22,835,125       21,341,974
  Other non-current liabilities.............................      12,785,118        1,811,406
  Preferred stock, net......................................     754,597,853      519,809,442
  Commitments (Note 9)
STOCKHOLDERS' (DEFICIT) EQUITY:
  Class A Common Stock, $.001 par value, 175,000,000
    authorized and 28,916,719 and 27,970,647 shares issued
    at June 30, 2001 and December 31, 2000, respectively....          28,917           27,971
  Class B Common Stock, $.001 par value, 70,000,000 shares
    authorized and 65,311,716 shares issued at June 30, 2001
    and December 31, 2000...................................          65,312           65,312
  Class C Common Stock, $.001 par value, 4,226 shares
    authorized and 241 and 0 shares issued at June 30, 2001
    and December 31, 2000, respectively.....................              --               --
  Class D Common Stock, $.001 par value, 33,000 shares
    authorized and 0 and 4,832 shares issued at June 30,
    2001 and December 31, 2000, respectively................              --                5
  Paid-in capital...........................................     614,960,894      614,333,820
  Retained deficit..........................................    (631,287,133)    (514,319,691)
  Accumulated comprehensive loss............................     (20,944,319)              --
                                                              --------------   --------------
    Total stockholders' (deficit) equity....................     (37,176,329)     100,107,417
                                                              --------------   --------------
      Total liabilities and stockholders' (deficit)
       equity...............................................  $2,702,514,356   $2,631,207,710
                                                              ==============   ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                    JUNE 30,                       JUNE 30,
                                                           ---------------------------   -----------------------------
                                                               2001           2000           2001            2000
                                                           ------------   ------------   -------------   -------------
OPERATING REVENUES:
  Service revenue........................................  $ 88,642,219   $ 66,845,616   $ 169,522,083   $ 123,172,188
  Roaming revenue........................................    75,713,515     55,527,372     138,437,106      99,324,652
  Equipment and other revenue............................     6,964,204      6,296,599      13,236,162      11,525,376
                                                           ------------   ------------   -------------   -------------
    Total operating revenues.............................   171,319,938    128,669,587     321,195,351     234,022,216
                                                           ------------   ------------   -------------   -------------
OPERATING EXPENSES:
  Cost of service........................................    46,503,641     29,205,927      87,608,130      52,229,099
  Cost of equipment......................................    13,972,599     11,231,786      29,070,229      22,554,964
  Marketing and selling..................................    21,068,561     16,988,248      41,657,488      33,621,818
  General and administrative.............................    22,076,646     17,884,736      43,375,359      33,911,821
  Depreciation and amortization..........................    51,678,869     42,881,137     102,229,539      78,095,563
                                                           ------------   ------------   -------------   -------------
    Total operating expenses.............................   155,300,316    118,191,834     303,940,745     220,413,265
                                                           ------------   ------------   -------------   -------------
OPERATING INCOME.........................................    16,019,622     10,477,753      17,254,606      13,608,951
OTHER INCOME (EXPENSE):
  Interest expense.......................................   (42,231,629)   (34,948,776)    (85,320,189)    (66,139,573)
  Other income, net......................................     2,894,690      2,114,028       6,720,230       4,981,561
                                                           ------------   ------------   -------------   -------------
LOSS BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES,
  INCOME TAXES AND EXTRAORDINARY ITEMS...................   (23,317,317)   (22,356,995)    (61,345,353)    (47,549,061)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES.............    (1,646,131)    (1,236,398)     (3,463,693)     (2,297,051)
LOSS FROM INVESTMENT IN JOINT VENTURE, net of income tax
  benefit of $5,822,751, $2,948,985, $13,599,067, and
  $4,744,615 for the three months ended June 30, 2001 and
  2000, and the six months ended June 30, 2001 and 2000,
  respectively...........................................   (16,415,284)   (12,118,677)    (35,760,914)    (17,959,607)
                                                           ------------   ------------   -------------   -------------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS.........   (41,378,732)   (35,712,070)   (100,569,960)    (67,805,719)
INCOME TAX BENEFIT.......................................     9,486,108      8,965,491      24,608,441      18,941,525
                                                           ------------   ------------   -------------   -------------
LOSS BEFORE EXTRAORDINARY ITEMS..........................   (31,892,624)   (26,746,579)    (75,961,519)    (48,864,194)
EXTRAORDINARY EXPENSE, net of income tax benefit of
  $12,495,341 for the six months ended June 30, 2000.....            --             --              --     (20,387,134)
                                                           ------------   ------------   -------------   -------------
NET LOSS.................................................   (31,892,624)   (26,746,579)    (75,961,519)    (69,251,328)
DIVIDENDS ON PREFERRED STOCK.............................   (21,515,777)   (16,563,607)    (41,005,923)    (91,971,129)
                                                           ------------   ------------   -------------   -------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS...............  $(53,408,401)  $(43,310,186)  $(116,967,442)  $(161,222,457)
                                                           ============   ============   =============   =============

BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER
  COMMON SHARE:
  Before extraordinary expense...........................  $      (0.56)  $      (0.46)  $       (1.24)  $       (1.66)
  Extraordinary expense..................................            --             --              --           (0.24)
                                                           ------------   ------------   -------------   -------------
BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER
  COMMON SHARE...........................................  $      (0.56)  $      (0.46)  $       (1.24)  $       (1.90)
                                                           ============   ============   =============   =============
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.........    94,234,678     93,532,473      94,151,058      84,985,029
                                                           ============   ============   =============   =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS AND STOCKHOLDERS' EQUITY
                                   (DEFICIT)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                  (UNAUDITED)

                         COMPREHENSIVE
                              LOSS                           STOCKHOLDERS' EQUITY (DEFICIT)
                         --------------   --------------------------------------------------------------------
                                                 CLASS A                 CLASS B                CLASS D
                                              COMMON STOCK            COMMON STOCK            COMMON STOCK
                                          ---------------------   ---------------------   --------------------
                                            SHARES      AMOUNT      SHARES      AMOUNT     SHARES     AMOUNT
                                          ----------   --------   ----------   --------   --------   ---------
December 31, 2000......                   27,970,647   $27,971    65,311,716   $65,312      4,832    $      5
  Net loss.............   $(75,961,519)           --        --            --        --         --          --
  Issuance of common
    stock..............             --       946,072       946            --        --     (4,832)         (5)
  Preferred stock
    dividends..........             --            --        --            --        --         --          --
  Transition adjustment
    for implementation
    of SFAS 133........    (11,906,254)           --        --            --        --         --          --
  Loss on hedge
    transactions.......     (9,038,065)           --        --            --        --         --          --
                          ------------    ----------   -------    ----------   -------     ------    ---------
June 30, 2001..........   $(96,905,838)   28,916,719   $28,917    65,311,716   $65,312         --    $     --
                          ============    ==========   =======    ==========   =======     ======    =========


                                                    STOCKHOLDERS' EQUITY (DEFICIT)
                         -------------------------------------------------------------------------------------
                                CLASS C                                                              TOTAL
                             COMMON STOCK                                        ACCUMULATED     STOCKHOLDERS'
                         ---------------------     PAID-IN        RETAINED      COMPREHENSIVE       EQUITY
                          SHARES      AMOUNT       CAPITAL         DEFICIT           LOSS          (DEFICIT)
                         --------   ----------   ------------   -------------   --------------   -------------
December 31, 2000......     --      $      --    $614,333,820   $(514,319,691)   $         --    $100,107,417
  Net loss.............     --             --              --     (75,961,519)             --     (75,961,519)
  Issuance of common
    stock..............    241             --         627,074              --              --         628,015
  Preferred stock
    dividends..........     --             --              --     (41,005,923)             --     (41,005,923)
  Transition adjustment
    for implementation
    of SFAS 133........     --             --              --              --     (11,906,254)    (11,906,254)
  Loss on hedge
    transactions.......     --             --              --              --      (9,038,065)     (9,038,065)
                           ---      ----------   ------------   -------------    ------------    ------------
June 30, 2001..........    241      $      --    $614,960,894   $(631,287,133)   $(20,944,319)   $(37,176,329)
                           ===      ==========   ============   =============    ============    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                SIX MONTHS ENDED JUNE 30,
                                                              ------------------------------
                                                                  2001             2000
                                                              -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss before extraordinary items.......................  $ (75,961,519)  $  (48,864,194)
  Adjustments to reconcile net loss to net cash provided by
    operating activities--
    Depreciation and amortization...........................    102,229,539       78,095,563
    Amortization of bond (discount) premium and financing
     cost...................................................      5,460,786        5,068,494
    Deferred income taxes and investment tax credits, net...    (24,886,721)     (18,935,927)
    Minority interests in income of subsidiaries............      3,463,693        2,297,051
    Loss from investment in joint venture...................     35,760,914       17,959,607
    Other...................................................        553,960          (13,055)
  Changes in current assets and liabilities--
    Accounts receivable.....................................    (17,504,655)     (23,948,929)
    Other current assets....................................     (1,345,881)      (3,962,758)
    Accounts payable........................................     (4,741,247)       9,720,970
    Accrued expenses........................................     (1,285,490)       5,154,490
    Deferred revenue and customer deposits..................      1,469,564        3,752,998
                                                              -------------   --------------
      Net cash provided by operating activities.............     23,212,943       26,324,310
                                                              -------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (69,315,750)     (61,918,498)
  Acquisitions..............................................             --     (293,040,150)
  Investment in joint venture...............................    (51,413,783)    (382,500,000)
  Deposits..................................................    (59,214,800)              --
  Decrease (increase) in receivables--affiliate.............      7,615,534       (1,140,802)
  Proceeds from sale of assets..............................         26,133        2,268,042
  Other investing activities................................      3,961,645       (2,191,574)
                                                              -------------   --------------
      Net cash used in investing activities.................   (168,341,021)    (738,522,982)
                                                              -------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................    359,000,000    1,177,735,000
  Repayments of long-term debt..............................   (371,900,629)    (751,727,636)
  Distribution to partners..................................     (1,970,542)              --
  Proceeds from equity offering.............................             --      545,365,158
  Proceeds from common stock................................        640,487               --
  Issuance of preferred stock...............................    200,000,000               --
  Redemption of preferred stock.............................             --      (53,295,725)
  Deferred financing costs..................................       (401,207)     (26,921,258)
  Premium on redemption of Senior Notes.....................             --      (23,869,310)
  Maturities of restricted investments, net of interest.....     12,250,000       10,870,000
  Other financing activities................................       (755,646)          89,459
                                                              -------------   --------------
      Net cash provided by financing activities.............    196,862,463      878,245,688
                                                              -------------   --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     51,734,385      166,047,016
CASH AND CASH EQUIVALENTS, beginning of period..............    149,036,507        4,251,104
                                                              -------------   --------------
CASH AND CASH EQUIVALENTS, end of period....................  $ 200,770,892   $  170,298,120
                                                              =============   ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for--
    Interest, net of amounts capitalized....................  $  83,155,315   $   58,216,133
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING
  ACTIVITIES:
  Conversion of Class D Preferred Stock to old Class A
    Common Stock............................................             --   $   58,200,000
  Conversion of Class D Preferred Stock to Class E Preferred
    Stock and old Class A Common Stock......................             --   $   46,610,325
  Stock dividend paid through the issuance of preferred
    stock...................................................  $  41,005,923   $   91,971,129

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

    The condensed consolidated balance sheets of Dobson Communications Corporation ("DCC") and subsidiaries (collectively with DCC, the "Company") as of June 30, 2001 and December 31, 2000, the condensed consolidated statements of operations for the three and six months ended June 30, 2001 and 2000, the condensed consolidated statement of comprehensive loss and stockholders' equity (deficit) for the six months ended June 30, 2001 and the condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2000, are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

    The condensed consolidated balance sheet data at December 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements presented herein should be read in connection with the Company's December 31, 2000 consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

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

    On February 25, 2000, the Company and AT&T Wireless, through our equally-owned joint venture, acquired American Cellular Corporation for approximately $2.5 billion, including fees and expenses. American Cellular's systems cover a population of approximately 5.1 million. American Cellular serves markets in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, Tennessee, West Virginia and Wisconsin.

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

    On July 17, 2000 the Company completed the purchase of Missouri 2 RSA for $7.0 million, consisting of Harrison, Grundy, Sullivan, Mercer and Putnam Counties (or portions thereof) in

Missouri. On October 2, 2000, the Company sold Putnam and Sullivan Counties in Missouri 2 RSA to USCOC of Missouri RSA #5, Inc. for approximately
$2.0 million.

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

                                             THREE MONTHS ENDED    SIX MONTHS ENDED
                                                JUNE 30, 2000        JUNE 30, 2000
                                             -------------------   -----------------
                                             ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenue..........................       $137,551              $ 257,217
Net loss...................................        (32,385)               (86,752)
Net loss applicable to common
  stockholders.............................        (48,948)              (178,723)
Basic net loss applicable to common
  stockholders per common share............       $  (0.52)             $   (2.10)

3.  INVESTMENT IN UNCONSOLIDATED PARTNERSHIP

    The Company owns a 50% interest in American Cellular Corporation. This investment is accounted for on the equity method. The following is a summary of the significant financial information for American Cellular as of June 30, 2001:

                                                               JUNE 30, 2001
                                                              ----------------
                                                              ($ IN THOUSANDS)
Current assets..............................................     $  152,909
Property, plant and equipment, net..........................        213,641
Intangible assets, net......................................      2,385,824
Other assets................................................         63,551
Current liabilities.........................................        114,057
Long-term debt, net of current portion......................      1,809,205
Other liabilities...........................................        290,126
Shareholders' equity........................................        602,537

                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                               JUNE 30, 2001       JUNE 30, 2001
                                             ------------------   ----------------
                                                       ($ IN THOUSANDS)
Operating revenue..........................       $114,276            $211,678
Operating loss.............................         (1,529)            (14,871)
Net loss...................................        (32,831)            (71,522)

    On June 29, 2001, the Company made a $35.0 million equity investment in American Cellular. The terms of this investment have not been finalized, but the parties have agreed in principle that the investment will take the form of non-voting preferred stock.

4.  LONG-TERM DEBT

    The Company's long-term debt consists of the following:

                                               JUNE 30, 2001    DECEMBER 31, 2000
                                               --------------   ------------------
Revolving credit facilities..................  $1,178,949,254     $1,188,449,254
Dobson/Sygnet Senior Notes...................     200,000,000        200,000,000
DCC 10.875% Senior Notes, net of discount....     297,951,404        297,845,918
DCC 11.75% Senior Notes......................         340,000            340,000
Other notes payable..........................          39,976          3,440,605
                                               --------------     --------------
  Total debt.................................   1,677,280,634      1,690,075,777
Less--Current maturities.....................      39,505,674         32,443,391
                                               --------------     --------------
  Total long term debt.......................  $1,637,774,960     $1,657,632,386
                                               ==============     ==============

OTHER NOTES PAYABLE

    Other notes payable as of December 31, 2000, represents the amount financed with the United States Government for nine PCS licenses. On January 3, 2001, the Company completed the sale of seven PCS licenses for approximately $1.1 million plus the reimbursement of $0.7 million for all interest and principal actually paid by the Company from the date of the agreement through the closing date of the sale. The Company's outstanding debt balance for these licenses totaled
$3.4 million at December 31, 2000 and was assumed by the buyers at the completion of this sale.

INTEREST RATE HEDGES

    The Company pays interest on its bank credit facilities based on a variable factor, such as LIBOR or prime rate. The Company will from time to time enter into derivative contracts to reduce exposure against rising interest rates.

    The Company has entered into a $135 million derivative contract on the Dobson Operating Co., L.L.C. ("DOC LLC") Credit Facility whereby the interest rate ranges from a cap of 8.5% to a floor of 7.0% plus a factor based on DOC LLC's leverage. The agreement expires in March 2002. Additionally, the Company has entered into a $165 million derivative contract on the DOC LLC Credit Facility whereby the interest rate has a cap of 8.5% plus a factor based on DOC LLC's leverage. The agreement expires in March 2002. DOC LLC also had an interest rate cap agreement of $160 million on its DOC LLC Credit Facility that expired on June 14, 2001. Under that agreement the maximum rate the Company paid on the $160 million of its DOC LLC Credit Facility was 7.5% plus a factor based on the Company's leverage.

    On January 1, 2001, in accordance with SFAS 133, the Company recorded a liability and a net loss to comprehensive income totaling $4.0 million relating to our interest rate hedges. In addition, the Company recognized a net loss to comprehensive income totaling $7.9 million relating to its interest rate hedges for its 50% owned unconsolidated subsidiary, American Cellular. As of June 30, 2001, the Company's liability and cumulative net loss to comprehensive income grew to $8.7 million as a result of the decline in interest rates. Also, cumulative net loss to comprehensive income recorded for the Company's interest in its unconsolidated subsidiary, American Cellular, grew to $12.2 million.

5.  RESTRICTED CASH AND INVESTMENTS:

    Restricted cash and investments consist of interest pledge deposits for the Dobson/Sygnet Senior Notes. The Dobson/Sygnet Senior Notes interest pledge deposit includes the initial deposit of $67.7 million, net of interest earned and payments issued to bondholders. Amortization expense of $152,985 and $288,310 was recorded for the six months ended June 30, 2001 and 2000, respectively, for bond premiums recorded with the purchase of the restricted investments.

6.  DEPOSITS:

    On January 26, 2001, the FCC completed an auction of 10MHz and 15MHz licenses in the C and F Blocks in a number of markets. Through one of its wholly-owned subsidiaries, the Company was a winning bidder on 14 of the auctioned licenses representing an estimated total population of 19.3 million. The FCC is currently considering that subsidiary's post-auction application for grant of those licenses, as well as legal challenges to this application. If the Company's subsidiary is granted all 14 licenses, the total cost will be $546.1 million. However, the United States Court of Appeals for the District of Columbia Circuit recently ruled that the FCC did not have the authority to auction certain of those licenses, including 11 of the 14 licenses for which the Company's subsidiary was the successful bidder. These 11 licenses represent $536.5 million of the total amount that the Company's subsidiary bid. If the decision of the Court of Appeals becomes final or is upheld on appeal, it is unlikely that the Company's subsidiary will be granted any of those 11 licenses. Included on the Company's balance sheet are deposits totaling $109.2 million and $50.0 million at June 30, 2001 and December 31, 2000, respectively, related to these licenses.

7.  STOCKHOLDERS' EQUITY:

    On January 1, 2001, in accordance with SFAS 133 (as described in Note 4), the Company recorded a liability and a net loss to comprehensive income representing the Company's total liability for its interest rate hedges.

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

    The Company recorded preferred stock dividends of $41.0 million for the six months ended June 30, 2001 consisting of approximately $36.3 million of dividends on its 12.25% and 13% Senior Exchangeable Preferred Stock through the issuance of additional shares of such Preferred Stock and $4.7 million of dividends on its Series AA Preferred Stock.

    As of June 30, 2001, the Company's authorized and outstanding capital stock is as follows:

                                                         NO. OF        PAR
                                           NO. OF        SHARES       VALUE                         LIQUIDATION
                                           SHARES      ISSUED AND      PER                          PREFERENCE       REDEMPTION
CLASS                       TYPE         AUTHORIZED    OUTSTANDING    SHARE         DIVIDENDS        PER SHARE          DATE
-----                  ---------------   -----------   -----------   --------   -----------------   -----------   ----------------
Class A..............  Common Stock      175,000,000   28,916,719     $.001           As declared           --                  --
Class B..............  Common Stock       70,000,000   65,311,716     $.001           As declared           --                  --
Class C..............  Common Stock            4,226          241     $.001           As declared           --                  --
Class D..............  Common Stock           33,000           --     $.001           As declared           --                  --
                                         -----------   ----------
                                         245,037,226   94,228,676
                                         -----------   ----------
Series AA............  Preferred Stock       200,000      200,000     $1.00      5.96% Cumulative    $   1,000        Feb. 8, 2011
Senior Exchangeable..  Preferred Stock       734,000      345,572     $1.00     12.25% Cumulative    $   1,000       Jan. 15, 2008
Senior Exchangeable..  Preferred Stock       500,000      220,106     $1.00        13% Cumulative    $   1,000         May 1, 2009
Class E..............  Preferred Stock        40,000           --     $1.00        15% Cumulative    $1,131.92       Dec. 23, 2010
Other................  Preferred Stock     4,526,000           --     $1.00                    --           --                  --
                                         -----------   ----------
                                           6,000,000      765,678
                                         ===========   ==========

                          OTHER
                        FEATURES,
                         RIGHTS,
                       PREFERENCES
CLASS                  AND POWERS
-----                  -----------
Class A..............      Voting
Class B..............      Voting
Class C..............  Non-voting
Class D..............  Non-voting
Series AA............  Non-voting
Senior Exchangeable..  Non-voting
Senior Exchangeable..  Non-voting
Class E..............  Non-voting
Other................          --

8.  NET LOSS PER COMMON SHARE

    Basic loss per share is computed by dividing income available to shareholders (the numerator) by the weighted-average number shares (the denominator) for the period. The computation of diluted loss per share is similar to basic loss per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if the potentially dilutive shares, such as options, had been issued. Diluted net loss per common share has been omitted because the impact of stock options and convertible preferred stock on the Company's net loss per common share is anti-dilutive.

9.  COMMITMENTS

    Effective December 6, 1995 (as amended through June 30, 2000), the Company entered into an equipment supply agreement in which the Company agreed to purchase approximately $169.8 million of cell site and switching equipment between June 24, 1997 and June 30, 2003 to update the wireless systems for newly acquired and existing MSAs and RSAs. Of this commitment, approximately
$29.9 million remained at June 30, 2001.

    The Company entered into an additional equipment supply agreement with a second vendor on January 13, 1998 (as amended through April 13, 2000). The Company agreed to purchase approximately $131.0 million of cell site and switching equipment between January 13, 1998 and January 13, 2002 to update the wireless systems for newly acquired and existing MSAs and RSAs. Of this commitment, approximately $20.8 million remained at June 30, 2001.

10. RECLASSIFICATIONS

    Certain items have been reclassified in the 2000 condensed consolidated financial statements to conform to the current presentation.

11. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. In addition, any goodwill or indefinite life intangible assets acquired between July 1, 2001 and December 31, 2001 would not be amortized. Under the new rules, companies would test for impairment of goodwill or indefinite life intangibles at least annually and would only adjust the carrying amount of these intangible assets upon an impairment of the goodwill or indefinite life intangible assets. The Company has not yet determined the effect these new accounting standards may have on its results of operations, financial position and cash flow. The Company will be required to implement these standards effective January 1, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION AND ANALYSIS PRESENTS FACTORS, WHICH WE BELIEVE ARE RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF OUR CONSOLIDATED FINANCIAL POSITION AND RESULTS OF OPERATIONS. THIS FINANCIAL AND BUSINESS ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES.

OVERVIEW

    We are one of the largest providers of rural and suburban wireless communications systems in the United States. As of June 30, 2001, our systems covered a total population of 7.1 million and we had approximately 705,500 subscribers, giving us an aggregate market penetration of approximately 10.0%. We serve markets in portions of Alaska, Arizona, California, Georgia, Kansas, Maryland, Michigan, Missouri, New York, Ohio, Oklahoma, Pennsylvania, Texas and West Virginia.

    On February 25, 2000, we and AT&T Wireless Services, Inc., through our equally-owned joint venture, acquired American Cellular for approximately
$2.5 billion, including fees and expenses. As of June 30, 2001, American Cellular's systems covered a total population of approximately 5.1 million and had approximately 608,800 subscribers, giving American Cellular an aggregate market penetration of approximately 11.8%. American Cellular is managed by us and serves markets with demographic characteristics similar to ours in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, Tennessee, West Virginia and Wisconsin.

    We account for our interest in the American Cellular joint venture using the equity method of accounting. As a result, we have reflected our 50% share of the joint venture's equity in a single line item entitled "Investment in joint venture" in our balance sheet and we have reflected our 50% share of the joint venture's net income or losses in a single line item entitled "Loss from investment in joint venture" in our statement of operations. To the extent that the joint venture incurs losses in the future, our "Investment in joint venture" will be reduced.

    Since 1996, we have completed 23 acquisitions of wireless licenses and systems and related assets for an aggregate purchase price of $2.5 billion, which includes our 50% share of the purchase price of American Cellular, increasing the total population served by our systems and expanding the geographical scope of our operations. Our recent acquisitions affect the comparability of our historical results of operations for the periods discussed.

    The Federal Communications Commission recently concluded an auction of 10MHz and 15 MHz licenses in the C and F blocks in a number of markets. Through one of our wholly-owned subsidiaries we were the winning bidder for 14 of the auctioned licenses representing an estimated total population of 19.3 million. The FCC is currently considering our post-auction application for a grant of those licenses, as well as legal challenges to this application. If our subsidiary is granted all 14 licenses, our total cost will be $546.1 million. However, the United States Court of Appeals for the District of Columbia Circuit recently ruled that the FCC did not have the authority to auction certain of those licenses, including 11 of the 14 licenses, which constitutes $536.5 million of the total amount that we bid. If the decision of the Court of Appeals becomes final or is upheld on appeal, it is unlikely that we will be granted any of those 11 licenses.

REVENUE

    Our operating revenue consists of service revenue, roaming revenue, equipment and other revenue.

    We primarily derive service revenue by providing wireless services to our subscribers. The industry has experienced declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. These declines have been generally offset by significant increases in average minutes of use per subscriber. We believe that the industry trend toward increasing minutes of use per subscriber will continue to offset declining revenues per minute of use due to the continued popularity of single rate calling plans and the enhanced service capacity of recently developed digital networks.

    We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers "roam" into our markets and use our systems to carry their calls. Roaming accounted for 44.2%, 43.2%, 43.1% and 42.5% of our operating revenue for the three months ended June 30, 2001 and 2000, and for the six months ended June 30, 2001 and 2000, respectively. Roaming revenue typically yields higher average per minute rates and higher margins than revenue from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to network operations, customer service and collections in servicing roaming customers as compared to our home subscribers. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes of use) was $.36, $.43, $.38, and $.43 per minute for the three months ended June 30, 2001 and 2000, and for the six months ended June 30, 2001 and 2000, respectively. Roaming revenue tends to be impacted by seasonality. We typically have higher roaming revenue during the second and third quarters of each year, as users tend to travel more and therefore use their wireless phones more during the spring and summer months. Despite the decline in our roaming yield, our overall roaming revenue increased due to increases in roaming minutes of use.

    We include long-distance revenue in service revenue and roaming revenue. Equipment revenue is revenue from selling wireless equipment to our subscribers.

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

    THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30,
     2000

    OPERATING REVENUE. For the three months ended June 30, 2001, total operating revenue increased $42.6 million, or 33.1%, to $171.3 million from $128.7 million for the comparable period in 2000. Total service, roaming and equipment and other revenue represented 51.7%, 44.2% and 4.1%, respectively, of total operating revenue during the three months ended June 30, 2001 and 51.9%, 43.2% and 4.9%, respectively, of total operating revenue during the three months ended June 30, 2000.

    The following table sets forth the components of our operating revenue for the periods indicated:

                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
                                                           ($ IN THOUSANDS)
Operating Revenue:
  Service revenue.......................................  $ 88,642   $ 66,846
  Roaming revenue.......................................    75,714     55,527
  Equipment and other revenue...........................     6,964      6,297
                                                          --------   --------
    Total...............................................  $171,320   $128,670
                                                          ========   ========

    Service revenue increased $21.8 million, or 32.6%, to $88.6 million in the three months ended June 30, 2001 from $66.8 million in the same period of 2000. In the second quarter of 2001, service revenue of $5.1 million was attributable to markets acquired since June 30, 2000. The remaining increase of $16.7 million was primarily attributable to increased penetration and usage in the existing company markets. Our subscriber base increased 26.7% to approximately 705,500 at June 30, 2001 from approximately 556,700 at June 30, 2000. At June 30, 2001, the subscriber base for markets we acquired since
June 30, 2000 totaled approximately 38,800. Our average monthly service revenue per subscriber increased 4.9% to $43 for the three months ended June 30, 2001 from $41 for the comparable period in 2000. Our average monthly service revenue per subscriber has been positively impacted by changes in the mix between digital and analog subscribers in our subscriber base. On June 30, 2001, 60.7% of our subscriber base was on digital rate plans compared to 18.5% at June 30, 2000. Our digital rate plans typically produce higher service revenue per subscriber and allow subscribers to use more minutes in a larger home area than our analog rate plans.

    Roaming revenue increased $20.2 million, or 36.4%, to $75.7 million in the three months ended June 30, 2001 from $55.5 million for the comparable period of 2000. In the second quarter of 2001, roaming revenue of $7.5 million was attributable to markets acquired since June 30, 2000. The remaining
$12.7 million was attributable to a 61% increase in roaming minutes in our existing markets due to expanded coverage areas and increased usage in these markets, offset by a 16% decline in our roaming revenue per minute-of-use.

    Equipment and other revenue of $7.0 million in the three months ended
June 30, 2001 represented an increase of $0.7 million, or 10.6%, from $6.3 million in the same period of 2000, as we sold more equipment during the three months ended June 30, 2001 as a result of growth in subscriber additions.

    COST OF SERVICE. For the three months ended June 30, 2001, the total cost of service increased $17.3 million, or 59.2% to $46.5 million from $29.2 million for the comparable period in 2000. In the second quarter of 2001, cost of service of $3.4 million was attributed to markets acquired since
June 30, 2000. As described with our service revenue above, on average, our digital subscribers use more minutes than our analog subscribers. This increased usage also increases the minutes used by our subscribers outside of our markets, thus increasing the expenses we are charged by third-party wireless providers. Our cost of service increased approximately $9.1 million due to increased charges by third party wireless providers. The remaining increase of $4.8 million was primarily the result of increased networking costs associated with our increased build-out of cell sites and continual upgrades to our digital network.

    COST OF EQUIPMENT. For the three months ended June 30, 2001, cost of equipment increased $2.8 million, or 24.4% to $14.0 million from $11.2 million in the same period of 2000, primarily from increases in the volume of equipment sold due to the growth in subscriber additions.

    MARKETING AND SELLING COSTS.  Marketing and selling costs increased
$4.1 million, or 24.0%, to $21.1 million for the three month period ended
June 30, 2001 from $17.0 million in the comparable period of 2000. This was a result of an increase in gross subscriber additions. The number of gross subscribers added in the second quarter of 2001 increased approximately 35.5% to 69,800, compared to approximately 51,500 added in the second quarter of 2000.

    GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs increased $4.2 million, or 23.4%, to $22.1 million for the three month period ended June 30, 2001 from $17.9 million for the same period in 2000. In the second quarter of 2001 general and administrative costs of $1.3 million were attributable to markets acquired since June 30, 2000. The remaining increase of $2.9 million is a result of increased infrastructure costs such as customer service, billing, collections and administrative costs as a result of our overall growth. Our average monthly general and administrative costs per subscriber remained constant at $11 for the three months ended June 30, 2001 and 2000.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the three months ended June 30, 2001, depreciation and amortization expense increased $8.8 million, or 20.5% to $51.7 million from $42.9 million in the same period of 2000. The increase is a result of additional depreciation on fixed assets and amortization on intangible assets acquired in 2000 and 2001.

    INTEREST EXPENSE. For the three months ended June 30, 2001, interest expense increased $7.3 million, or 20.8%, to $42.2 million from $34.9 million in the same period of 2000. The increase was primarily a result of increased borrowings.

    OTHER INCOME, NET. For the three months ended June 30, 2001, our other income increased $0.8 million, or 36.9%, to $2.9 million from $2.1 million for the comparable 2000 period. The increase was primarily the result of an increase in interest income.

    MINORITY INTERESTS IN INCOME OF SUBSIDIARIES. For the three months ended June 30, 2001, our minority interests in income of subsidiaries increased $0.4 million or 33.1% to $1.6 million from $1.2 million in the same period of 2000. This was a result of the increased income earned from consolidated subsidiaries in which we own less than a 100% interest.

    LOSS FROM INVESTMENT IN JOINT VENTURE. For the three months ended June 30, 2001, we incurred a loss, net of income tax benefits, from our American Cellular joint venture totaling $16.4 million, an increase of $4.3 million or 35.5% compared to $12.1 million for the same period in 2000. This loss represents our 50% equity in the net loss of American Cellular.

    NET LOSS. For the three months ended June 30, 2001, our net loss was $31.9 million. Our net loss increased $5.2 million, or 19.2%, from $26.7 million in the three months ended June 30, 2000. The increase in our net loss is primarily attributable to our increased loss from investment in our joint venture and interest expense, offset by an increase in operating income.

    COMPREHENSIVE LOSS. We implemented SFAS 133 in January 2001. As a result, we recorded a liability and a net loss to comprehensive income totaling
$20.9 million as of June 30, 2001.

    DIVIDENDS ON PREFERRED STOCK. For the three months ended June 30, 2001, our dividends on preferred stock increased $4.9 million, or 29.9%, to $21.5 million from $16.6 million for the comparable

2000 period. This increase was primarily the result of the issuance of 200,000 shares of our Series AA Preferred Stock on February 8, 2001.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

    OPERATING REVENUE. For the six months ended June 30, 2001, total operating revenue increased $87.2 million, or 37.2%, to $321.2 million from $234.0 million for the comparable period in 2000. Total service, roaming and equipment and other revenue represented 52.8%, 43.1% and 4.1%, respectively, of total operating revenue during the six months ended June 30, 2001 and 52.6%, 42.5% and 4.9%, respectively, of total operating revenue during the six months ended June 30, 2000.

    The following table sets forth the components of our operating revenue for the periods indicated:

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
                                                           ($ IN THOUSANDS)
Operating Revenue:
  Service revenue.......................................  $169,522   $123,172
  Roaming revenue.......................................   138,437     99,325
  Equipment and other revenue...........................    13,236     11,525
                                                          --------   --------
    Total...............................................  $321,195   $234,022
                                                          ========   ========

    Service revenue increased $46.3 million, or 37.6%, to $169.5 million in the six months ended June 30, 2001 from $123.2 million in the same period of 2000. In the six months ended June 30, 2001, service revenue of $11.6 million was attributable to markets acquired since June 30, 2000. The remaining increase of $34.7 million was primarily attributable to increased penetration and usage in the existing company markets. Our subscriber base increased 26.7% to approximately 705,500 at June 30, 2001 from approximately 556,700 at June 30, 2000. At June 30, 2001, the subscriber base for markets we acquired since
June 30, 2000 totaled approximately 38,800. Our average monthly service revenue per subscriber increased 5.0% to $42 for the six months ended June 30, 2001 from $40 for the comparable period in 2000. Our average monthly service revenue per subscriber has been positively impacted by changes in the mix between digital and analog subscribers in our subscriber base. On June 30, 2001, 60.7% of our subscriber base was on digital rate plans compared to 18.5% at June 30, 2000. Our digital rate plans typically produce higher service revenue per subscriber and allow subscribers to use more minutes in a larger home area than our analog rate plans.

    Roaming revenue increased $39.1 million, or 39.4%, to $138.4 million in the six months ended June 30, 2001 from $99.3 million for the comparable period of 2000. In the six months ended June 30, 2001, roaming revenue of $15.7 million was attributable to markets acquired since June 30, 2000. The remaining increase of $23.4 million was attributable to a 59% increase in roaming minutes in our existing markets due to expanded coverage areas and increased usage in these markets, offset by a 12% decline in our roaming revenue per minute-of-use.

    Equipment and other revenue of $13.2 million in the six months ended
June 30, 2001 represented an increase of $1.7 million, or 14.8%, from $11.5 million in the same period of 2000, as we sold more equipment during the six months ended June 30, 2001 as a result of growth in subscriber additions.

    COST OF SERVICE. For the six months ended June 30, 2001, the total cost of service increased $35.4 million, or 67.7% to $87.6 million from $52.2 million for the comparable period in 2000. In the six months ended June 30, 2001, cost of service of $7.7 million was attributed to markets acquired since June 30, 2000. As described with our service revenue above, on average, our digital subscribers use more minutes than our analog subscribers. This increased usage also increases the minutes used by our subscribers outside of our markets, thus increasing the expenses we are charged by third-party wireless providers. Our cost of service increased approximately $19.2 million due to increased charges by third party wireless providers. The remaining increase of $8.5 million was primarily the result of increased networking costs associated with our increased build-out of cell sites and continual upgrades to our digital network.

    COST OF EQUIPMENT. For the six months ended June 30, 2001, cost of equipment increased $6.5 million, or 28.9% to $29.1 million from $22.6 million in the same period of 2000, primarily from increases in the volume of equipment sold due to the growth in subscriber additions.

    MARKETING AND SELLING COSTS.  Marketing and selling costs increased
$8.1 million, or 23.9%, to $41.7 million for the six month period ended
June 30, 2001 from $33.6 million in the comparable period of 2000. This was a result of an increase in gross subscriber additions. The number of gross subscribers added in the six months ended June 30, 2001 increased approximately 28.2% to 140,400 compared to approximately 109,500 added in the six months ended June 30, 2000.

    GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs increased $9.5 million, or 27.9%, to $43.4 million for the six month period ended June 30, 2001 from $33.9 million for the same period in 2000. In the six months ended June 30, 2001, general and administrative costs of $3.6 million were attributable to markets acquired since June 30, 2000. The remaining increase of $5.9 million is a result of increased infrastructure costs such as customer service, billing, collections and administrative costs as a result of our overall growth. Our average monthly general and administrative costs per subscriber remained constant at $11 for the six months ended June 30, 2001 and 2000.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the six months ended June 30, 2001, depreciation and amortization expense increased $24.1 million, or 30.9% to $102.2 million from $78.1 million in the same period of 2000. The increase is a result of additional depreciation on fixed assets and amortization on intangible assets acquired in 2000 and 2001.

    INTEREST EXPENSE. For the six months ended June 30, 2001, interest expense increased $19.2 million, or 29.0%, to $85.3 million from $66.1 million in the same period of 2000. The increase was primarily a result of increased borrowings.

    OTHER INCOME, NET. For the six months ended June 30, 2001, our other income increased $1.7 million, or 34.9%, to $6.7 million from $5.0 million for the comparable 2000 period. The increase was primarily the result of an increase in interest income.

    MINORITY INTERESTS IN INCOME OF SUBSIDIARIES. For the six months ended June 30, 2001, our minority interests in income of subsidiaries increased $1.2 million or 50.8% to $3.5 million from $2.3 million in the same period of 2000. This was a result of the increased income earned from consolidated subsidiaries in which we own less than a 100% interest.

    LOSS FROM INVESTMENT IN JOINT VENTURE. For the six months ended June 30, 2001, we incurred a loss, net of income tax benefits, from our American Cellular joint venture totaling $35.8 million, an increase of $17.8 million or 99.1% compared to $18.0 million for the period from acquisition (February 25, 2000) through June 30, 2000. This loss represents our fifty percent ownership in American Cellular and has increased primarily as a result of having a full six months included in 2001.

    EXTRAORDINARY ITEM. For the six months ended June 30, 2000, we incurred an extraordinary loss of $20.4 million, net of income tax benefits. This loss was a result of a tender premium paid on the early redemption of our 11.75% Senior Notes and the writing off of previously capitalized financing costs associated with the 11.75% Senior Notes and our previous credit facilities which were refinanced in January 2000.

    NET LOSS. For the six months ended June 30, 2001, our net loss was $76.0 million. Our net loss increased $6.7 million, or 9.7%, from $69.3 million in the six months ended June 30, 2000. The increase in our net loss is primarily attributable to our increased loss from investment in our joint venture and interest expense, offset by the extraordinary item incurred during January of 2000 and an increase in operating income.

    COMPREHENSIVE LOSS. We implemented SFAS 133 in January 2001. As a result, we recorded a liability and a net loss to comprehensive income totaling
$20.9 million as of June 30, 2001, thus making our total comprehensive loss $96.9 million for the six months ended June 30, 2001.

    DIVIDENDS ON PREFERRED STOCK. For the six months ended June 30, 2001, our dividends on preferred stock decreased $51.0 million, or 55.4%, to $41.0 million from $92.0 million for the comparable 2000 period. This decrease was primarily the result of a $60.4 million dividend recognized upon the conversion of our Class D Preferred Stock into Class E Preferred Stock and old Class A Common Stock, which occurred in the first quarter of 2000, offset by our issuance of 200,000 shares of our Series AA Preferred Stock on February 8, 2001.

LIQUIDITY AND CAPITAL RESOURCES

    We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, bank debt and the sale of debt and equity securities.

NET CASH FLOW

    At June 30, 2001, we had working capital of $160.8 million (a ratio of current assets to current liabilities of 1.9:1) and an unrestricted cash balance of $200.8 million, which compares to working capital of $108.5 million, (a ratio of current assets to current liabilities of 1.6:1) and an unrestricted cash balance of $149.0 million at December 31, 2000.

    Our net cash provided by operating activities totaled $23.2 million for the six month period ended June 30, 2001, while the net cash provided by operating activities totaled $26.3 million for the same period of 2000. The decrease of $3.1 million was primarily due to our increase in our net loss offset by our increase in depreciation and amortization.

    Net cash used in investing activities totaled $168.3 million and $738.5 million for the six months ended June 30, 2001 and 2000, respectively. The decrease of $570.2 million was primarily due to acquisitions during the six months ended June 30, 2000, including our investment in joint venture, offset by an increase in deposits during the six months ended June 30, 2001.

    Net cash provided by financing activities was $196.9 million for the six month period ended June 30, 2001 compared to $878.2 million for the same period of 2000. Financing activity sources for the six months ended June 30, 2001 consisted primarily of net proceeds from the issuance of preferred stock and our bank facilities offset by repayments to our bank facilities.

    The minority partners in our partnerships that own certain of our wireless operations receive distributions equal to their share of the profit multiplied by estimated income tax rates. Under our bank credit agreements, our minority partners are not entitled to receive any cash distributions in excess of amounts required to meet income tax obligations until all indebtedness of their respective partnerships to us is paid or extinguished.

CAPITAL RESOURCES

    We, our operating subsidiaries and American Cellular, have incurred the following indebtedness and have the following capital resources available.

DOBSON OPERATING CO., L.L.C.

    Our wholly-owned subsidiary, Dobson Operating Co., L.L.C. ("DOC LLC"), is a party to a secured credit facility for an aggregate of $916.2 million, consisting of a $300.0 million revolving credit facility and $616.2 million of term loan facilities. These loans begin to mature in 2007. Advances bear interest, at our option, on a prime rate or LIBOR formula. The weighted average interest rate was 8.9% for the year ended December 31, 2000 and 7.9% for the six months ended June 30, 2001. We have guaranteed this credit facility. As of June 30, 2001, we had $852.2 million outstanding under this credit facility and we had $64.0 million of availability.

DOBSON/SYGNET

    Our wholly-owned subsidiary, Dobson/Sygnet Communications Company, has outstanding $200.0 million aggregate principal amount of Senior Notes that mature in 2008. The Dobson/Sygnet notes bear interest at an annual rate of 12.25%, payable semi-annually on each June 15 and December 15, which began June 15, 1999.

SYGNET WIRELESS

    Our wholly-owned subsidiary, Sygnet Wireless Inc., is a party to a secured credit agreement for an aggregate of $343.1 million, consisting of a $40.3 million revolving credit facility and $302.8 million of term loan facilities. Interest on the revolving credit facility and the term loan facilities is based on a prime rate or a LIBOR formula, and has ranged between 6.5% and 10.5% since inception. As of June 30, 2001, we had $326.8 million outstanding under the Sygnet Wireless credit facility and we had $3.6 million of availability.

AMERICAN CELLULAR

    The American Cellular joint venture is a party to a bank credit facility of $1.34 billion with Bank of America N.A., as Administrative Agent and a group of participating lenders and Senior Subordinated Notes totaling $700.0 million, as of June 30, 2001, as described below. As of June 30, 2001, there was approximately $12.8 million of credit availability.

    On March 14, 2001, American Cellular completed the sale of $450.0 million Senior Subordinated Notes due 2009. These notes were sold at a discount of $3.3 million and carry an interest rate of 9.5%. The discount will be amortized over the life of the notes.

    On June 4, 2001, American Cellular completed the sale of $250.0 million Senior Subordinated Notes due 2009. These notes were sold at a discount of $3.6 million and carry an interest rate of 9.5%. The discount will be amortized over the life of the notes.

DOBSON COMMUNICATIONS

    On January 14, 2000, we repurchased $159.7 million principal amount of our outstanding $160.0 million aggregate principal amount of Senior Notes which mature in April 2007 and accrued interest at an annual rate of 11.75%, payable semi-annually each April 15 and October 15. We repurchased our outstanding Senior Notes with funds available under our DOC LLC credit facility described above.

    On June 15, 2000, we completed the private placement for the $300.0 million principal amount of 10.875% Senior Notes due 2010. The offering resulted in net proceeds totaling $290.2 million. We used $207.0 million of the proceeds to repay indebtedness under the revolving credit facility of DOC LLC and have used the remaining balance for working capital and other general corporate purposes.

    On February 8, 2001, we issued 200,000 shares of our Series AA Preferred Stock to AT&T Wireless for aggregate cash proceeds of $200.0 million. Each share of Series AA Preferred Stock is entitled to cumulative annual dividends of 5.96% on the liquidation preference of $1,000 per share, subject to certain adjustments. Dividends accrue but are not payable until after February 2006. Each share of Series AA Preferred Stock is mandatorily exchangeable for one share of our Series A Convertible Preferred Stock, par value $1.00 per share. Each share of our Series A Convertible Preferred Stock will be convertible into our Class A Common Stock at a conversion price of $25.35 per share. As of June 30, 2001, we had 200,000 shares of Series AA Preferred Stock issued and outstanding.

    As of June 30, 2001, we had issued and outstanding 345,572 shares of 12.25% Senior Preferred Stock and 220,106 shares of 13% Senior Preferred Stock with aggregate liquidation values of $354.6 million and $225.0 million, respectively, including accrued stock dividends.

    At June 30, 2001, we were in compliance with all required financial ratios and expect to be in compliance throughout 2001.

CAPITAL COMMITMENTS

    Our capital expenditures were $69.3 million for the six months ended
June 30, 2001. We have budgeted approximately $115.0 to $120.0 million for capital expenditures in 2001. American Cellular, our 50% owned joint venture with AT&T Wireless, had capital expenditures of $46.6 million for the six months ended June 30, 2001. American Cellular has budgeted approximately $90.0 to
$95.0 million for capital expenditures in 2001. We have not budgeted any amounts to be expended in 2001 with respect to systems or licenses, which may be acquired in acquisitions or auctions. We may also require additional financing for future acquisitions, to refinance our debt at its final maturities and to meet our mandatory redemption provisions on our senior preferred stock. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions.

    We have agreed to purchase approximately $169.8 million of cell site and switching equipment from Nortel Networks Corp. prior to November 2001. Of this commitment, approximately $29.9 million remained outstanding at June 30, 2001. Under another equipment supply agreement, we agreed to purchase approximately $131.0 million of cell site and switching equipment from Lucent
Technologies Inc. by January 13, 2002. Of this commitment, $20.8 million remained outstanding at June 30, 2001. Purchases made under these commitments will be financed using funds available under our credit facilities. We expect to substantially fulfill our purchase commitments under both of these agreements prior to their completion dates.

    On January 26, 2001, the FCC completed an auction of PCS licenses. Most of the spectrum being auctioned had been reclaimed by the FCC from NextWave, which is currently engaged in bankruptcy reorganization proceedings under Chapter 11 of the United States Bankruptcy Code, and from other licensees that had not paid amounts due to the FCC for their licenses. Through one of our subsidiaries, we were the winning bidder for 14 PCS licenses, covering an estimated aggregate population of 19.3 million in seven states, for which we bid a total of $546.1 million. As part of the bidding procedures, we made a down payment in cash totaling $109.2 million to the FCC for these licenses. Certain licenses would be used to build out a wireless PCS network with AT&T Wireless.

    Eleven of the 14 licenses that we won in the FCC auction, which constitute $536.5 million of the total amount we bid, involve spectrum that was previously licensed to NextWave. After NextWave defaulted on its purchase price to the FCC for these licenses, the FCC canceled the licenses. NextWave challenged the FCC's authority to revoke or cancel its licenses while it was operating as a debtor-in-possession under the protection of the Bankruptcy Code. On June 22, 2001, the United States Court of Appeals for the District of Columbia Circuit ruled that the FCC violated the Bankruptcy

Code when it canceled NextWave's licenses. The appellate court reversed and remanded the FCC's automatic cancellation for further proceeding, but its decision is not yet final. Nevertheless, the FCC's right to re-auction the NextWave licenses, and thus our ability to acquire the licenses for which we were the winning bidder in the FCC auction, has been placed in serious doubt. The FCC has announced its intent to appeal the appellate court's decision to the United States Supreme Court. We are unable to predict whether the Supreme Court would agree to hear the appeal, and whether it would uphold the appellate court's decision on appeal. Moreover, we cannot predict the time it may take for any appeal, subsequent proceedings or for a negotiated settlement to be reached.

    If the decision of the court of appeals becomes final or is upheld on appeal it is unlikely that we will be granted the eleven licenses for spectrum previously licensed to NextWave. In that event, we would receive a refund of that portion of our deposit attributable to the eleven licenses, without interest. However, if we do not acquire those licenses, we do not anticipate being able to execute our current plan to build a jointly-owned PCS network with AT&T Wireless. Consequently, we will be forced to reevaluate the PCS component of our previously announced strategy. We cannot predict the effect on our competitive position due to any change to our business plan.

    Although we cannot provide any assurance, assuming successful implementation of our strategy, including the further development of our wireless systems and significant and sustained growth in our cash flows, we believe that borrowings under our DOC LLC credit facility, proceeds from the sale of $200.0 million of AA Preferred Stock on February 8, 2001 to AT&T Wireless and cash flows from operations should be sufficient to satisfy our currently expected capital expenditures, working capital and debt service obligations over the next year, exclusive of any payments that might be made related to the purchase and build out of the 14 licenses discussed above. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments. We currently expect that we may have to refinance our indebtedness at their respective maturities commencing in 2006. We will also need to refinance our mandatory redemption obligations under our Senior Preferred Stock. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all.

EFFECT OF NEW ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. In addition, any goodwill or indefinite life intangible assets acquired between July 1, 2001 and December 31, 2001 would not be amortized. Under the new rules, companies would test for impairment of goodwill or indefinite life intangibles at least annually and would only adjust the carrying amount of these intangible assets upon an impairment of the goodwill or indefinite life intangible assets. We have not yet determined the effect these new accounting standards may have on our results of operations, financial position and cash flow. We will be required to implement these standards effective January 1, 2002.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. The counterparty is a major financial institution. As of June 30, 2001 we had interest rate hedges under various derivative contracts totaling $300.0 million on our $852.2 million DOC LLC credit facility. The terms of these agreements expire in March 2002. Increases in interest expense related to the interest rate hedge for the six months ended June 30, 2001 and 2000 were reflected in income and were immaterial.

    The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Based on our market risk sensitive instruments outstanding at June 30, 2001, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Our 2001 Annual Meeting of Stockholders was held on May 24, 2001. At the meeting, the following items were submitted to a vote of stockholders.

    (a) The following nominees were elected to serve on the Board of Directors:

NAME OF NOMINEE                                     VOTES CAST FOR   VOTES WITHHELD
---------------                                     --------------   --------------
Dana L. Schmaltz..................................   671,112,343       1,665,859
Fred J. Hall......................................   670,531,097       2,247,105

       On July 25, 2001, Dana L. Schmaltz resigned from our Board of Directors and the J.W. Childs investors elected not to exercise their right to designate a replacement director at that time.

       The following will continue to serve on the Board of Directors:

       Everett R. Dobson, Chairman
       Stephen T. Dobson
       Russell L. Dobson
       Justin L. Jaschke
       Albert H. Pharis, Jr.

    (b) The appointment of Arthur Andersen LLP as independent accountant for 2001 was ratified with 672,778,209 votes for, 116,243 votes against, and 5,598 abstentions.

ITEM 5.  OTHER INFORMATION

    Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    The following exhibits are filed as a part of this report:

       EXHIBIT                                                                               METHOD
       NUMBER                                   DESCRIPTION                                 OF FILING
---------------------   ------------------------------------------------------------  ---------------------
        2.1             Agreement to furnish unfiled schedules.                             (3)[2.12]

        2.2             Agreement and Plan of Merger dated October 5, 1999 among ACC        (7)[2.11]
                        Acquisition LLC, ACC Acquisition Co. and American Cellular
                        Corporation.

       EXHIBIT                                                                               METHOD
       NUMBER                                   DESCRIPTION                                 OF FILING
---------------------   ------------------------------------------------------------  ---------------------
        2.3             Agreement and Plan of Recapitalization among Dobson                 (7)[2.15]
                        Communications Corporation, Dobson Operating Company, Dobson
                        CC Limited Partnership, Russell L. Dobson, J.W. Childs
                        Equity Partners II, L.P., AT&T Wireless, Inc. and the other stockholders of Dobson Communications Corporation's Class A
                        Common Stock and Class D Preferred Stock.

        3.1             Registrant's Amended and Restated Certificate of                    (7)[3.1]
                        Incorporation.

        3.2             Registrant's Amended and Restated By-laws.                         (12)[3(ii)]

        4.1             Amended, Restated, and Consolidated Revolving Credit and            (7)[4.6]
                        term Loan Agreement dated as of January 18, 2000 among
                        Dobson Operating Co., L.L.C., Banc of America
                        Securities, LLC, Bank of America, N.A., Lehman Commercial
                        Paper Inc. and TD Securities (USA) Inc., and First Union
                        National Bank and PNC Bank, National Association, and the
                        Lenders.

        4.1.1           Amendment, Waiver and Consent to the Dobson                         (8)[10.2]
                        Operating Co., L.L.C., credit agreement dated as of
                        June 19, 2000 among Dobson Operating Co., L.L.C., as
                        Borrower, Bank of America, N.A., as Administrative agent,
                        Required Lenders and Guarantors

        4.1.2           Amendment and Consent dated November 24, 2000 to Amended,          (13)[4.3.2]
                        Restated and Consolidated Revolving Credit and Term Loan
                        Agreement of Dobson Operating Co., L.L.C.

        4.2             Indenture dated December 23, 1998 between Dobson/Sygnet             (2)[4.1]
                        Communications Company, as Issuer, and United States Trust
                        Company of New York, as Trustee.

        4.3             Collateral Pledge and Security Agreement dated December 23,         (3)[4.18]
                        1998 between Dobson/Sygnet Communications Company, as
                        Pledgor, and NationsBanc Montgomery Securities LLC, Lehman
                        Brothers Inc., First Union capital Markets, a division of
                        Wheat First Securities, Inc. and TD Securities (USA) Inc.,
                        as Initial Purchasers, and United States Trust Company of
                        New York, as Trustee.

        4.4             Form of Common Stock Certificate.                                   (7)[4.16]

        4.5             Indenture dated June 22, 2000 by the Registrant and United           (8)[4]
                        States Trust Company of New York, as Trustee

       10.1.1*          Registrant's 1996 Stock Option Plan, as amended.                   (3)[10.1.1]

       10.1.2*          Form of 2000-1 Amendment to the DCC 1996 Stock Option Plan.        (7)[10.1.3]

       10.1.3*          Form of Dobson Communications Corporation 2000 Stock               (7)[10.1.4]
                        Incentive Plan.

       10.2             Promissory Note dated February 10, 1997 of G. Edward Evans         (4)[10.2.1]
                        in the amount of $300,000 in favor of Western Financial
                        Services Corp.

       10.3             Asset Purchase Agreement dated July 6, 1999 by and among          (7)[10.2.6.1]
                        American Tower Corporation, American Tower, LLP, Dobson
                        Tower Company and the Registrant as Sole Shareholder of
                        Dobson Tower, as amended.

       10.4.1*          Letter dated June 3, 1996 from Registrant to Bruce R.              (4)[10.3.2]
                        Knooihuizen describing employment arrangement.

       10.4.2*          Letter dated October 15, 1996 from Fleet Equity Partners to        (4)[10.3.3]
                        Justin L. Jaschke regarding director compensation.

       EXHIBIT                                                                               METHOD
       NUMBER                                   DESCRIPTION                                 OF FILING
---------------------   ------------------------------------------------------------  ---------------------
       10.4.3*          Letter dated December 26, 1996 from Registrant to G. Edward        (4)[10.3.1]
                        Evans describing employment arrangement

       10.4.4*          Letter dated October 28, 1997 from Registrant to R. Thomas         (1)[10.3.5]
                        Morgan describing employment arrangement

       10.4.5*          Letter dated August 25, 1998 from Registrant to Richard D.         (3)[10.3.6]
                        Sewell, Jr. describing employment arrangement

       10.4.6*          Consulting agreement dated December 21, 1998 between               (3)[10.3.7]
                        Registrant and Albert H. Pharis, Jr.

       10.4.7*          Consulting Agreement dated August 15, 1998 between the             (7)[10.3.8]
                        registrant and Russell L. Dobson and Addendum thereto dated
                        October 1, 1998.

       10.5             General Purchase Agreement dated January 13, 1998 between          (1)[10.4.7]
                        Lucent Technologies, Inc. and Dobson Cellular Systems, Inc.

       10.5.1           Amendment No. 1 to General Purchase Agreement between the          (9)[10.4.3]
                        Registrant and Lucent Technologies, Inc.

       10.6             Operating Agreement dated January 16, 1998 between AT&T            (7)[10.4.4]
                        Wireless Services, Inc. and Dobson Cellular Systems, Inc.,
                        as amended.

       10.7.1           Fifth Amended General Purchase Agreement between Northern          (9)[10.4.6]
                        Telecom Inc. and Registrant

       10.7.2           Sixth Amended General Purchase Agreement between Nortel            (9)[10.4.7]
                        Networks, Inc. (formerly Northern Telecom) and Registrant

       10.8             Second Amended and Restated Partnership Agreement of Gila           (6)[10.8]
                        River Cellular General Partnership dated September 30, 1997

       10.9             Stockholder and Investor rights Agreement dated January 31,       (9)[10.7.2.3]
                        2000 among the Registrant and the Shareholders listed
                        therein (without exhibits).

       10.10            License Agreement dated February 15, 1999 between Registrant       (5)[10. 9]
                        and H.O. Systems, Inc.

       10.11*           Form of Dobson Communications Corporation Director                  (7)[10.9]
                        Indemnification Agreement.

       10.12            Agreement and Plan of Reorganization and Corporation               (7)[10.10]
                        Separation between Dobson Communications Corporation and
                        Logix Communications Enterprises dated January 24, 2000.

       10.13            Agreement by and among Dobson Communications corporation and       (7)[10.11]
                        Dobson's shareholders regarding the distribution of Logix
                        Communications Enterprises, Inc. stock.

       10.14            Second Amended and Restated Limited Liability Company              (10)[10.1]
                        Agreement of ACC Acquisition LLC between AT&T Wireless
                        JV Co. and Dobson JV Company dated as of February 25, 2000.

       10.15            Amended and Restated Supplemental Agreement among AT&T            (10)[10.1.1]
                        Wireless, Dobson Communications Corporation, Dobson CC
                        Limited Partnership, and other signatories thereto, dated
                        February 25, 2000.

       10.16            Amended and Restated Management Agreement between Dobson           (10)[10.2]
                        Cellular Systems, Inc. and ACC Acquisition LLC dated as of
                        February 25, 2000

       EXHIBIT                                                                               METHOD
       NUMBER                                   DESCRIPTION                                 OF FILING
---------------------   ------------------------------------------------------------  ---------------------
       10.17            Amended and Restated Operating Agreement dated February 25,        (10)[10.3]
                        2000 by and between AT&T Wireless Services, Inc., on behalf of itself and its Affiliate (as defined therein) and ACC
                        Acquisition L.L.C., on behalf of itself and its Affiliates
                        (as defined therein).
       10.18            Amended and Restated Operating Agreement dated February 25,        (10)[10.4]
                        2000 by and between Dobson Cellular Systems, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC
                        Acquisition L.L.C., on behalf of itself and its Affiliates
                        (as defined therein).
       10.19            Stock Purchase Agreement Between AT&T Wireless                     (11)[10.14]
                        Services, Inc. and Dobson Communications Corporation dated as of November 6, 2000.

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

 (5) Filed as an exhibit to the Registrant's Annual Report on Form 10K for the year ended December 31, 1998 as the exhibit number indicated in brackets and incorporated by reference herein.

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

                                                       DOBSON COMMUNICATIONS CORPORATION
                                                       (registrant)

Date: August 13, 2001                                  By:            /s/ EVERETT R. DOBSON
                                                            -----------------------------------------
                                                                        Everett R. Dobson
                                                                    CHAIRMAN OF THE BOARD AND
                                                                     CHIEF EXECUTIVE OFFICER

Date: August 13, 2001                                  By:           /s/ BRUCE R. KNOOIHUIZEN
                                                            -----------------------------------------
                                                                       Bruce R. Knooihuizen
                                                            VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                                                  (PRINCIPAL FINANCIAL OFFICER)