Form 10-Q
period 2001-09-30
DOBSON COMMUNICATIONS CORP
filed 2001-11-14
CIK 1035985

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-29225

DOBSON COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)	73-1513309 (I.R.S. Employer Identification No.)
14201 Wireless Way Oklahoma City, Oklahoma (Address of principal executive offices)	73134 (zip code)

(405) 529-8500
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of November 5, 2001, there were 38,639,695 shares of the registrant's $.001 par value Class A Common Stock outstanding and 54,995,888 shares of the registrant's $.001 par value Class B Common Stock outstanding.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Index to Form 10-Q

Item Number		Page
PART I. FINANCIAL INFORMATION
1	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2001 and 2000	4
	Condensed Consolidated Statement of Comprehensive Loss and Stockholders' Equity (Deficit) for the Nine Months Ended September 30, 2001	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000	6
	Notes to Condensed Consolidated Financial Statements	7
2	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
3	Quantitative and Qualitative Disclosure about Market Risk	25
	PART II. OTHER INFORMATION
1	Legal Proceedings	26
2	Changes in Securities and Use of Proceeds	26
3	Defaults Upon Senior Securities	26
4	Submission of Matters to a Vote of Security Holders	26
5	Other Information	26
6	Exhibits and Reports on Form 8-K	26

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2001	December 31, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$177,213,331	$149,036,507
Restricted cash and investments	12,740,156	26,153,677
Accounts receivable, net	101,677,987	82,554,626
Accounts receivable—affiliate	23,927,975	11,805,894
Inventory	10,651,534	12,787,211
Other current assets	8,302,038	5,977,594

Total current assets	334,513,021	288,315,509

PROPERTY, PLANT AND EQUIPMENT, net	361,642,192	329,296,883

OTHER ASSETS:
Receivables—affiliates	7,071,117	14,833,607
Wireless license acquisition costs, net	1,393,863,725	1,472,067,523
Deferred costs, net	72,059,801	79,666,930
Other intangibles, net	40,290,740	52,074,622
Investment in joint venture	325,069,725	332,878,306
Deposits	109,214,800	50,000,000
Other	12,669,798	12,074,330

Total other assets	1,960,239,706	2,013,595,318

Total assets	$2,656,394,919	$2,631,207,710

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$76,088,191	$85,364,968
Accrued expenses	36,595,825	36,082,423
Deferred revenue and customer deposits	15,080,529	12,943,192
Current portion of long-term debt	42,005,762	32,443,391
Accrued dividends payable	22,149,011	12,956,332

Total current liabilities	191,919,318	179,790,306

OTHER LIABILITES:
Long-term debt, net of current portion	1,621,575,660	1,657,632,386
Deferred tax liabilities	114,297,008	150,714,779
Minority interest	23,606,927	21,341,974
Other non-current liabilities	19,907,667	1,811,406
Preferred stock, net	772,912,703	519,809,442
Commitments (Note 9)
STOCKHOLDERS' (DEFICIT) EQUITY:
Class A Common Stock, $.001 par value, 175,000,000 authorized and 33,159,844 and 27,970,647 shares issued at September 30, 2001 and December 31, 2000, respectively	33,160	27,971
Class B Common Stock, $.001 par value, 70,000,000 shares authorized and 61,388,639 and 65,311,716 shares issued at September 30, 2001 and December 31, 2000, respectively	61,389	65,312
Class C Common Stock, $.001 par value, 4,226 shares authorized and zero shares issued at September 30, 2001 and December 31, 2000	—	—
Class D Common Stock, $.001 par value, 33,000 shares authorized and zero and 4,832 shares issued at September 30, 2001 and December 31, 2000, respectively	—	5
Paid-in capital	615,033,059	614,333,820
Retained deficit	(676,662,930)	(514,319,691)
Accumulated comprehensive loss, net of income tax benefit of $12,312,857	(18,469,286)	—
Less 772,900 common shares held in treasury stock, at cost	(7,819,756)	—

Total stockholders' (deficit) equity	(87,824,364)	100,107,417

Total liabilities and stockholders' (deficit) equity	$2,656,394,919	$2,631,207,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
OPERATING REVENUES:
Service revenue	$93,715,148	$72,839,321	$263,237,231	$196,011,509
Roaming revenue	84,351,394	64,473,748	222,788,500	163,798,400
Equipment and other revenue	6,275,483	6,424,671	19,511,645	17,950,047

Total operating revenues	184,342,025	143,737,740	505,537,376	377,759,956

OPERATING EXPENSES:
Cost of service	49,805,193	35,927,716	137,413,323	88,156,815
Cost of equipment	14,494,405	11,283,954	43,564,634	33,838,918
Marketing and selling	20,705,041	17,102,475	62,362,529	50,724,293
General and administrative	21,098,952	17,915,895	64,474,311	51,827,716
Depreciation and amortization	52,852,830	44,779,932	155,082,369	122,875,495

Total operating expenses	158,956,421	127,009,972	462,897,166	347,423,237

OPERATING INCOME	25,385,604	16,727,768	42,640,210	30,336,719
OTHER INCOME (EXPENSE):
Interest expense	(39,620,593)	(41,238,330)	(124,940,782)	(107,377,903)
Other income, net	3,868,362	2,515,403	10,588,592	7,496,964

LOSS BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES, INCOME TAXES AND EXTRAORDINARY ITEMS	(10,366,627)	(21,995,159)	(71,711,980)	(69,544,220)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(2,062,768)	(1,406,861)	(5,526,461)	(3,703,912)
LOSS FROM INVESTMENT IN JOINT VENTURE, net of income tax benefit of $4,884,391, $6,237,644, $18,483,457, and $15,726,865 for the three months ended September 30, 2001 and 2000 and the nine months ended September 30, 2001 and 2000, respectively	(15,575,119)	(12,476,935)	(51,336,033)	(30,436,542)

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS	(28,004,514)	(35,878,955)	(128,574,474)	(103,684,674)
INCOME TAX BENEFIT	5,055,661	8,892,764	29,664,102	27,834,289

LOSS BEFORE EXTRAORDINARY ITEMS	(22,948,853)	(26,986,191)	(98,910,372)	(75,850,385)
EXTRAORDINARY EXPENSE, net of income tax benefit of $12,495,341 for the nine months ended September 30, 2000	—	—	—	(20,387,134)

NET LOSS	(22,948,853)	(26,986,191)	(98,910,372)	(96,237,519)
DIVIDENDS ON PREFERRED STOCK	(22,426,944)	(17,099,664)	(63,432,867)	(109,070,793)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(45,375,797)	$(44,085,855)	$(162,343,239)	$(205,308,312)

BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE:
Before extraordinary expense	$(0.48)	$(0.47)	$(1.72)	$(2.10)
Extraordinary expense	—	—	—	(0.23)

BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.48)	$(0.47)	$(1.72)	$(2.33)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	94,208,662	93,788,684	94,166,437	87,941,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS AND STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(Unaudited)

	Comprehensive Loss	Stockholders' Equity (Deficit)
		Class A Common Stock		Class B Common Stock		Class D Common Stock
								Paid-in Capital	Retained Deficit	Accumulated Comprehensive Loss	Treasury Stock, at cost	Total Stockholders' Equity (Deficit)
		Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2000		27,970,647	$27,971	65,311,716	$65,312	4,832	$5	$614,333,820	$(514,319,691)	$—	$—	$100,107,417
Net loss	$(98,910,372)	—	—	—	—	—	—	—	(98,910,372)	—	—	(98,910,372)
Issuance of common stock	—	5,189,197	5,189	(3,923,077)	(3,923)	(4,832)	(5)	699,239	—	—	—	700,500
Preferred stock dividends	—	—	—	—	—	—	—	—	(63,432,867)	—	—	(63,432,867)
Transition adjustment for implementation of SFAS 133, net of tax benefit	(7,760,526)	—	—	—	—	—	—	—	—	(7,760,526)	—	(7,760,526)
Loss on hedge transactions, net of tax benefit	(10,708,760)	—	—	—	—	—	—	—	—	(10,708,760)	—	(10,708,760)
Treasury stock, at cost	—	—	—	—	—	—	—	—	—	—	(7,819,756)	(7,819,756)

September 30, 2001	$(117,379,658)	33,159,844	$33,160	61,388,639	$61,389	—	$—	$615,033,059	$(676,662,930)	$(18,469,286)	$(7,819,756)	$(87,824,364)

The accompanying notes are an integral part of this condensed consolidated financial statement.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before extraordinary items	$(98,910,372)	$(75,850,385)
Adjustments to reconcile net loss to net cash provided by operating activities—
Depreciation and amortization	155,082,369	122,875,495
Amortization of bond discount and financing cost	8,193,920	8,001,573
Deferred income taxes and investment tax credits, net	(29,945,801)	(26,084,952)
Minority interests in income of subsidiaries	5,526,461	3,703,912
Loss from investment in joint venture	51,336,033	30,436,542
Accrued dividend income	(875,000)	—
Other	568,853	(50,478)
Changes in current assets and liabilities—
Accounts receivable	(31,245,442)	(31,679,065)
Other current assets	(1,025,246)	(11,073,695)
Accounts payable	(7,396,049)	30,024,079
Accrued expenses	513,402	18,874,850
Deferred revenue and customer deposits	2,137,337	4,514,532

Net cash provided by operating activities	53,960,465	73,692,408

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(96,686,082)	(99,677,213)
Acquisitions	—	(369,391,867)
Investment in joint venture	(51,413,782)	(382,500,000)
Deposits	(59,214,800)	—
Decrease (increase) in receivables—affiliate	7,750,018	(7,986,406)
Proceeds from sale of assets	48,403	2,310,942
Other investing activities	(1,928,829)	(1,756,633)

Net cash used in investing activities	(201,445,072)	(859,001,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	513,500,000	1,308,735,000
Repayments of long-term debt	(540,150,629)	(829,458,359)
Distribution to partners	(3,261,508)	—
Proceeds from equity offering	—	545,365,158
Proceeds from common stock	712,972	—
Issuance of preferred stock	200,000,000	—
Redemption of preferred stock	—	(53,295,725)
Deferred financing costs	(432,721)	(28,010,402)
Premium on redemption of Senior Notes	—	(23,869,310)
Purchase of treasury stock	(7,819,756)	—
Maturities of restricted investments, net of interest	14,250,000	10,870,000
Other financing activities	(1,136,927)	(462,747)

Net cash provided by financing activities	175,661,431	929,873,615

NET INCREASE IN CASH AND CASH EQUIVALENTS	28,176,824	144,564,846
CASH AND CASH EQUIVALENTS, beginning of period	149,036,507	4,251,104

CASH AND CASH EQUIVALENTS, end of period	$177,213,331	$148,815,950

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for—
Interest, net of amounts capitalized	$121,198,534	$91,147,330
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Class D Preferred Stock to old Class A Common Stock	—	$58,200,000
Conversion of Class D Preferred Stock to Class E Preferred Stock and old Class A Common Stock	—	$46,610,325
Stock dividend paid through the issuance of preferred stock	$63,432,867	$109,070,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

    The condensed consolidated balance sheets of Dobson Communications Corporation ("DCC") and subsidiaries (collectively with DCC, the "Company") as of September 30, 2001 and December 31, 2000, the condensed consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000, the condensed consolidated statement of comprehensive loss and stockholders' equity (deficit) for the nine months ended September 30, 2001 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000, are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

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

2.  ACQUISITIONS

    On January 31, 2000, the Company completed the purchase of Alaska 3 RSA for approximately $12.0 million. Alaska 3 is located in the southeast portion of Alaska and has a total population of approximately 72,200.

    On February 11, 2000, the Company completed the purchase of Michigan 3 RSA for approximately $97.0 million. Michigan 3 is located in northwest Michigan and has a total population of approximately 174,900.

    On February 17, 2000, the Company completed the purchase of Alaska 1 RSA for approximately $16.0 million. Alaska 1 is located in east central Alaska, covering the Fairbanks area, with a population of approximately 113,300.

    On February 25, 2000, the Company and AT&T Wireless, through an equally-owned joint venture, acquired American Cellular Corporation for approximately $2.5 billion, including fees and expenses. American Cellular's systems cover a population of approximately 5.3 million. American Cellular serves markets in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, Tennessee, West Virginia and Wisconsin.

    On March 3, 2000, the Company completed the purchase of Michigan 10 RSA for approximately $34.0 million. Michigan 10 is located in the eastern portion of the lower-peninsula of Michigan. The Michigan 10 market area, which is mostly surrounded by Saginaw Bay and Lake Huron, has an estimated total population of approximately 138,900.

    On May 1, 2000, the Company completed the purchase of Texas 9 RSA for approximately $125.0 million. Texas 9 is located between Dallas/Fort Worth and Abilene and adjoins the Company's

Texas 10 property. It has a population base of approximately 193,400 and encompasses the towns of Brownwood, Stephenville, Hamilton and Hillsboro.

    On July 17, 2000 the Company completed the purchase of Missouri 2 RSA for approximately $7.0 million, consisting of Harrison, Grundy, Sullivan, Mercer and Putnam Counties (or portions thereof) in Missouri. On October 2, 2000, the Company sold Putnam and Sullivan Counties in Missouri 2 RSA to USCOC of Missouri RSA #5, Inc. for approximately $2.0 million.

    On September 21, 2000, the Company completed the purchase of Oklahoma 6 RSA for approximately $72.0 million. The total population base for the Oklahoma 6 RSA is approximately 223,600. The Oklahoma 6 RSA covers seven counties in central and eastern Oklahoma, including the cities of Henryetta, McAlester, Muskogee, Okmulgee and Seminole.

    On November 1, 2000, the Company completed the purchase of Georgia 1 RSA for approximately $70.0 million. Georgia 1 covers eight counties in north and central Georgia, and covers an estimated population base of approximately 257,000.

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

	Three Months Ended September 30, 2000	Nine Months Ended September 30, 2000
	($ in thousands, except per share data)
Operating revenue	$151,151	$408,368
Net loss	(29,088)	(115,840)
Net loss applicable to common stockholders	(46,188)	(224,911)
Basic net loss applicable to common stockholders per common share	$(0.49)	$(2.56)

3.  INVESTMENT IN UNCONSOLIDATED PARTNERSHIP

    The Company owns a 50% interest in American Cellular Corporation. This investment is accounted for on the equity method. The following is a summary of the significant financial information for American Cellular as of September 30, 2001:

September 30, 2001
($ in thousands)
Current assets	$158,602
Property, plant and equipment, net	217,809
Intangible assets, net	2,350,797
Other assets	63,797
Current liabilities	155,183
Long-term debt, net of current portion	1,784,209
Other liabilities	273,224
Shareholder's equity	578,389
	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
	($ in thousands)
Operating revenue	$124,953	$336,631
Operating loss	4,631	(10,239)
Net loss applicable to common stockholder	(31,150)	(102,672)

    During 2001, the Company invested an additional $51.4 million in American Cellular. This investment consisted of a $35.0 million purchase of American Cellular's Class A Preferred Stock, and a $16.4 million cash contribution, which was equally matched with asset contributions by AT&T Wireless.

4.  LONG-TERM DEBT

    The Company's long-term debt consists of the following:

	September 30, 2001	December 31, 2000
Revolving credit facilities	$1,165,199,254	$1,188,449,254
Dobson/Sygnet Senior Notes	200,000,000	200,000,000
DCC 10.875% Senior Notes, net of discount	298,002,193	297,845,918
DCC 11.75% Senior Notes	340,000	340,000
Other notes payable	39,975	3,440,605

Total debt	1,663,581,422	1,690,075,777
Less—Current maturities	42,005,762	32,443,391

Total long term debt	$1,621,575,660	$1,657,632,386

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

    The Company has entered into a $135 million derivative contract and a $190 million derivative contract on the Dobson Operating Co., L.L.C. ("DOC LLC") Credit Facility whereby the interest rates are fixed at 6.9% and 6.5%, respectively, plus a factor based on DOC LLC's leverage. These agreements expire in April 2003. Additionally, the Company has entered into a $300 million derivative contract on the DOC LLC Credit Facility whereby the interest rate has a cap of 8.5% plus a factor based on DOC LLC's leverage. The agreement expires in March 2002. DOC LLC also had an interest rate cap agreement on $160 million of its DOC LLC Credit Facility that expired on June 14, 2001.

    On January 1, 2001, in accordance with SFAS 133, the Company recorded a liability and a net loss to comprehensive income totaling $3.0 million relating to its interest rate hedges. In addition, the Company recognized a net loss to comprehensive income totaling $4.8 million relating to its interest rate hedges for its 50% owned unconsolidated subsidiary, American Cellular. As of September 30, 2001, the Company's cumulative net loss to comprehensive income grew to $9.7 million as a result of the decline in interest rates. Also, the cumulative net loss to comprehensive income recorded for the Company's interest in its unconsolidated subsidiary, American Cellular, grew to $8.8 million.

5.  RESTRICTED CASH AND INVESTMENTS

    Restricted cash and investments consist of interest pledge deposits for the Dobson/Sygnet Senior Notes. The Dobson/Sygnet Senior Notes interest pledge deposit includes the initial deposit of $67.7 million, net of interest earned and payments issued to bondholders. Amortization expense of $183,526 and $400,495 was recorded for the nine months ended September 30, 2001 and 2000, respectively, for bond premiums recorded with the purchase of the restricted investments.

6.  DEPOSITS

    On January 26, 2001, the FCC completed an auction of 10MHz and 15MHz licenses in the C and F Blocks in a number of markets. Through one of our wholly-owned subsidiaries, the Company was a winning bidder on 14 of the auctioned licenses representing an estimated total population of 19.8 million. The FCC is currently considering that subsidiary's post-auction application for grant of those licenses, as well as legal challenges to this application. If the Company's subsidiary is granted all 14 licenses, the total cost will be $546.1 million. However, the United States Court of Appeals for the District of Columbia Circuit recently ruled that the FCC did not have the authority to auction certain of those licenses, including 11 of the 14 licenses for which the Company's subsidiary was the successful bidder. These 11 licenses represent $536.5 million of the total amount that the Company's subsidiary bid. If the decision of the Court of Appeals becomes final or is upheld on appeal, it is unlikely that the Company's subsidiary will be granted any of those 11 licenses.

    Recently, the FCC, the United States Government, NextWave and a number of parties (including the company's subsidiary) who were winning bidders in the auction completed on January 26, 2001, initiated settlement discussions intended to settle the pending litigation and result in the distribution of the licenses as contemplated in the auction. The Company cannot predict whether such a settlement will be reached or that, if reached the intended results will be achieved.

    Included on the Company's balance sheet are deposits totaling $109.2 million and $50.0 million at September 30, 2001 and December 31, 2000, respectively, related to these licenses.

7.  STOCKHOLDERS' EQUITY

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

    The Company recorded preferred stock dividends of $63.4 million for the nine months ended September 30, 2001 consisting of approximately $55.6 million of dividends on its 12.25% and 13% Senior Exchangeable Preferred Stock through the issuance of additional shares of such Preferred Stock and $7.8 million of dividends on its Series AA Preferred Stock.

    As of September 30, 2001, the Company's authorized and issued capital stock is as follows:

Class	Type	No. of Shares Authorized	No. of Shares Issued	Par value Per Share	Dividends	Liquidation Preference Per Share	Redemption Date	Other Features, Rights, Preferences and Powers
Class A	Common Stock	175,000,000	33,159,844	$.001	As declared	—	—	Voting
Class B	Common Stock	70,000,000	61,388,639	$.001	As declared	—	—	Voting
Class C	Common Stock	4,226	—	$.001	As declared	—	—	Non-voting
Class D	Common Stock	33,000	—	$.001	As declared	—	—	Non-voting

		245,037,226	94,548,483

Series AA	Preferred Stock	200,000	200,000	$1.00	5.96% Cumulative	$1,000	Feb. 8, 2011	Non-voting
Senior Exchangeable	Preferred Stock	734,000	356,272	$1.00	12.25% Cumulative	$1,000	Jan. 15, 2008	Non-voting
Senior Exchangeable	Preferred Stock	500,000	227,418	$1.00	13% Cumulative	$1,000	May 1, 2009	Non-voting
Class E	Preferred Stock	40,000	—	$1.00	15% Cumulative	$1,131.92	Dec. 23, 2010	Non-voting
Other	Preferred Stock	4,526,000	—	$1.00	—	—	—	—

		6,000,000	783,690

    On September 14, 2001, the Company's Board of Directors authorized the expenditure of up to $80 million over the next twelve months for the possible repurchase of shares of the Company's outstanding Class A common stock. As of September 30, 2001, the Company had purchased 772,900 shares all of which was held as treasury stock.

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

9.  COMMITMENTS

    Effective December 6, 1995 (as amended through June 30, 2000), the Company entered into an equipment supply agreement in which the Company agreed to purchase approximately $169.8 million of cell site and switching equipment between June 24, 1997 and June 30, 2003 to update the wireless systems for newly acquired and existing MSAs and RSAs. Of this commitment, approximately $19.2 million remained at September 30, 2001.

    The Company entered into an additional equipment supply agreement with a second vendor on January 13, 1998 (as amended through April 13, 2000). The Company agreed to purchase approximately $131.0 million of cell site and switching equipment between January 13, 1998 and January 13, 2002 to update the wireless systems for newly acquired and existing MSAs and RSAs. Of this commitment, approximately $17.6 million remained at September 30, 2001.

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

    In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company has not yet determined the effect that this new accounting standard may have on its results of operations, financial position and cash flows. The Company will be required to implement this standard effective January 1, 2003.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, it maintains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. The Company is currently assessing the impact of this standard on its results of operations, financial position and cash flows. In addition, the Company is considering early adoption of this standard, thus, requiring the Company to restate all of its 2001 financial statements accordingly. However, if the Company decides not to early adopt this standard, the Company will be required to implement this standard effective January 1, 2002.

12. SUBSEQUENT EVENTS

    On October 29, 2001, the Company entered into a definitive agreement for the sale of three wireless properties to Verizon Wireless for a total of $263 million. These properties include California 7 RSA, Ohio 2 RSA and Georgia 1 RSA, which cover a total population of 659,000. Proceeds from the sale of these properties will primarily be used to pay down bank debt under the DOC LLC Credit Facility. In addition, on October 30, 2001, two wholly-owned, indirect subsidiaries of the Company's 50% owned joint venture, entered into an additional definitive agreement with Verizon Wireless to sell Tennessee 4 RSA for a total of $202 million, which covers a total population of 290,800. Proceeds from this sale will primarily be used to pay down bank debt under the American Cellular Credit Facility. These transactions are expected to close during first quarter 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis presents factors, which we believe are relevant to an assessment and understanding of our consolidated financial position and results of operation. This financial and business analysis should be read in conjunction with our condensed consolidated financial statements and the related notes.

Overview

    We are one of the largest providers of rural and suburban wireless communications systems in the United States. As of September 30, 2001, our systems covered a total population of 7.2 million and we had approximately 733,800 subscribers, giving us an aggregate market penetration of approximately 10.2%. We serve markets in portions of Alaska, Arizona, California, Georgia, Kansas, Maryland, Michigan, Missouri, New York, Ohio, Oklahoma, Pennsylvania, Texas and West Virginia.

    On February 25, 2000, we and AT&T Wireless Services, Inc., through our equally-owned joint venture, acquired American Cellular for approximately $2.5 billion, including fees and expenses. As of September 30, 2001, American Cellular's systems covered a total population of approximately 5.3 million and had approximately 635,200 subscribers, giving American Cellular an aggregate market penetration of approximately 12.0%. American Cellular is managed by us and serves markets with demographic characteristics similar to ours in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, Tennessee, West Virginia and Wisconsin.

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

    The Federal Communications Commission recently concluded an auction of 10MHz and 15 MHz licenses in the C and F blocks in a number of markets. Through one of our wholly-owned subsidiaries we were the winning bidder for 14 of the auctioned licenses representing an estimated total population of 19.8 million. The FCC is currently considering our post-auction application for a grant of those licenses, as well as legal challenges to this application. If our subsidiary is granted all 14 licenses, our total cost will be $546.1 million. However, the United States Court of Appeals for the District of Columbia Circuit recently ruled that the FCC did not have the authority to auction certain of those licenses, including 11 of the 14 licenses, which constitutes $536.5 million of total amount that we bid. If the decision of the Court of Appeals becomes final or is upheld on appeal, it is unlikely that we will be granted any of those 11 licenses.

    Recently, the FCC, the United States Government, NextWave and a number of parties (including the company's subsidiary) who were winning bidders in the auction completed on January 26, 2001, initiated settlement discussions intended to settle the pending litigation and result in the distribution of the licenses as contemplated in the auction. We cannot predict whether such a settlement will be reached or that, if reached the intended results will be achieved.

Revenue

    Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

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

    We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers "roam" into our markets and use our systems to carry their calls. Roaming revenue accounted for 45.8%, 44.8%, 44.1% and 43.4% of our operating revenue for the three months ended September 30, 2001 and 2000, and for the nine months ended September 30, 2001 and 2000, respectively. Roaming revenue typically yields higher average per minute rates and higher margins than revenue from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to network operations, customer service and collections in servicing roaming customers as compared to our home subscribers. However, even though roaming revenue yields higher margins than revenue from our subscribers, the yields are declining due to increased market pressures and competition between wireless providers. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes of use) was $.35, $.42, $.36, and $.43 per minute for the three months ended September 30, 2001 and 2000, and for the nine months ended September 30, 2001 and 2000, respectively. Roaming revenue tends to be impacted by seasonality. We typically have higher roaming revenue during the second and third quarters of each year, as users tend to travel more and therefore use their wireless phones more during the spring and summer months. Despite the decline in our roaming yield, our overall roaming revenue increased due to increases in roaming minutes of use.

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

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

    Operating revenue.  For the three months ended September 30, 2001, total operating revenue increased $40.6 million, or 28.2%, to $184.3 million from $143.7 million for the comparable period in 2000. Total service, roaming and equipment and other revenue represented 50.8%, 45.8% and 3.4%, respectively, of total operating revenue during the three months ended September 30, 2001 and 50.7%, 44.8% and 4.5%, respectively, of total operating revenue during the three months ended September 30, 2000.

    The following table sets forth the components of our operating revenue for the periods indicated:

	Three Months Ended September 30,
	2001	2000
	($ in thousands)
Operating Revenue:
Service revenue	$93,715	$72,839
Roaming revenue	84,351	64,474
Equipment and other revenue	6,276	6,425

Total	$184,342	$143,738

    Service revenue increased $20.9 million, or 28.7%, to $93.7 million in the three months ended September 30, 2001 from $72.8 million in the same period of 2000. In the third quarter of 2001, service revenue of $4.7 million was attributable to markets acquired since September 30, 2000. The remaining increase of $16.2 million was primarily attributable to increased penetration and usage in the existing company markets. Our subscriber base increased 22.9% to approximately 733,800 at September 30, 2001 from approximately 596,900 at September 30, 2000. At September 30, 2001, the subscriber base for markets we acquired since September 30, 2000 totaled approximately 39,000. Our average monthly service revenue per subscriber remained constant at $43 for the three months ended September 30, 2001 and 2000. Our average monthly service revenue per subscriber has been positively impacted by the changes in the mix between digital and analog subscribers in our subscriber base. On September 30, 2001, 67.5% of our subscriber base was on digital rate plans compared to 30.1% at September 30, 2000. Our digital rate plans typically produce higher service revenue per subscriber and allow subscribers to use more minutes in a larger home area than our analog rate plans.

    Roaming revenue increased $19.9 million, or 30.8%, to $84.4 million in the three months ended September 30, 2001 from $64.5 million for the comparable period of 2000. In the third quarter of 2001, roaming revenue of $7.0 million was attributable to markets acquired since September 30, 2000. The remaining $12.9 million was attributable to a 54.8% increase in roaming minutes in our existing markets due to expanded coverage areas and increased usage in these markets, offset by a 18.6% decline in our roaming revenue per minute-of-use.

    Equipment and other revenue of $6.3 million in the three months ended September 30, 2001 represented a decrease of $0.1 million, or 2.3%, from $6.4 million in the same period of 2000, as we gave more equipment discounts during the three months ended September 30, 2001.

    Cost of service.  For the three months ended September 30, 2001, the cost of service increased $13.9 million, or 38.6%, to $49.8 million from $35.9 million for the comparable period in 2000. In the third quarter of 2001, cost of service of $3.4 million was attributed to markets acquired since September 30, 2000. As described with our service revenue above, on average, our digital subscribers use more minutes than our analog subscribers. This increased usage also increases the minutes used by our subscribers outside of our markets, thus increasing the expenses we are charged by third-party wireless providers. Our cost of service increased approximately $4.1 million due to increased charges by third party wireless providers. The remaining increase of $6.4 million was primarily the result of increased networking costs associated with our increased build-out of cell sites and continual upgrades to our digital network.

    Cost of equipment.  For the three months ended September 30, 2001, cost of equipment increased $3.2 million, or 28.5%, to $14.5 million from $11.3 million in the same period of 2000, primarily from increases in the volume of equipment sold due to the growth in subscriber additions and the migration of subscribers from analog to digital service.

    Marketing and selling costs.  Marketing and selling costs increased $3.6 million, or 21.1%, to $20.7 million for the three month period ended September 30, 2001 from $17.1 million in the comparable period of 2000. This was a result of an increase in gross subscriber additions. The number of gross subscribers added in the third quarter of 2001 increased approximately 27.1% to 71,200, compared to approximately 56,000 added in the third quarter of 2000.

    General and administrative costs.  General and administrative costs increased $3.2 million, or 17.8%, to $21.1 million for the three month period ended September 30, 2001 from $17.9 million for the same period in 2000. In the third quarter of 2001, general and administrative costs of $1.4 million were attributable to markets acquired since September 30, 2000. The remaining increase of $1.8 million is the result of increased infrastructure costs including customer service, billing, collections and administrative costs as a result of our overall growth. Our average monthly general and administrative costs per subscriber remained constant at $10 for the three months ended September 30, 2001 and 2000.

    Depreciation and amortization expense.  For the three months ended September 30, 2001, depreciation and amortization expense increased $8.1 million, or 18.0%, to $52.9 million from $44.8 million in the same period of 2000. The increase is a result of additional depreciation on fixed assets and amortization on intangible assets acquired in 2000 and 2001.

    Interest expense.  For the three months ended September 30, 2001, interest expense decreased $1.6 million, or 3.9%, to $39.6 million from $41.2 million in the same period of 2000. The decrease was a result of significant decreases in interest rates, offset by an increase in our outstanding debt.

    Other income, net.  For the three months ended September 30, 2001, our other income increased $1.4 million, or 53.8%, to $3.9 million from $2.5 million for the comparable 2000 period. This increase is primarily from the dividend income earned on American Cellular's Class A Preferred Stock.

    Minority interests in income of subsidiaries.  For the three months ended September 30, 2001, our minority interests in income of subsidiaries increased $0.7 million, or 46.6%, to $2.1 million from $1.4 million in the same period of 2000. This was a result of the increased income earned from consolidated subsidiaries in which we own less than a 100% interest.

    Loss from investment in joint venture.  For the three months ended September 30, 2001, we incurred a loss, net of income tax benefits, from our American Cellular joint venture totaling $15.6 million, an increase of $3.1 million, or 24.8%, compared to $12.5 million for the same period in 2000. This loss represents our 50% equity in the net loss of American Cellular.

    Net loss.  For the three months ended September 30, 2001, our net loss was $22.9 million. Our net loss decreased $4.1 million, or 15.0%, from $27.0 million for the three months ended September 30, 2000. The decrease in our net loss is primarily attributable to our increase in operating income and decrease in interest expense, offset by an increase in operating expense.

    Comprehensive loss.  We implemented SFAS 133 in January 2001. As a result, we recorded a net loss to comprehensive income totaling $18.5 million as of September 30, 2001.

    Dividends on preferred stock.  For the three months ended September 30, 2001, our dividends on preferred stock increased $5.3 million, or 31.2%, to $22.4 million from $17.1 million for the comparable 2000 period. This increase was primarily the result of the issuance of 200,000 shares of our Series AA Preferred Stock on February 8, 2001.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

    Operating revenue.  For the nine months ended September 30, 2001, total operating revenue increased $127.7 million, or 33.8%, to $505.5 million from $377.8 million for the comparable period in 2000. Total service, roaming and equipment and other revenue represented 52.1%, 44.1% and 3.8%, respectively, of total operating revenue during the nine months ended September 30, 2001 and 51.9%, 43.4% and 4.7%, respectively, of total operating revenue during the nine months ended September 30, 2000.

    The following table sets forth the components of our operating revenue for the periods indicated:

	Nine Months Ended September 30,
	2001	2000
	($ in thousands)
Operating Revenue:
Service revenue	$263,237	$196,012
Roaming revenue	222,788	163,798
Equipment and other revenue	19,512	17,950

Total	$505,537	$377,760

    Service revenue increased $67.2 million, or 34.3%, to $263.2 million in the nine months ended September 30, 2001 from $196.0 million in the same period of 2000. In the nine months ended September 30, 2001, service revenue of $19.2 million was attributable to markets acquired since September 30, 2000. The remaining increase of $48.0 million was primarily attributable to increased penetration and usage in the existing company markets. Our subscriber base increased 22.9% to approximately 733,800 at September 30, 2001 from approximately 596,900 at September 30, 2000. At September 30, 2001, the subscriber base for markets we acquired since September 30, 2000 totaled approximately 39,000. Our average monthly service revenue per subscriber increased 2.6% to $42 for the nine months ended September 30, 2001 from $41 for the comparable period in 2000. Our average monthly service revenue per subscriber has been positively impacted by changes in the mix between digital and analog subscribers in our subscriber base. On September 30, 2001, 67.5% of our subscriber base was on digital rate plans compared to 30.1% at September 30, 2000. Our digital rate plans typically produce higher service revenue per subscriber and allow subscribers to use more minutes in a larger home area than our analog rate plans.

    Roaming revenue increased $59.0 million, or 36.0%, to $222.8 million in the nine months ended September 30, 2001 from $163.8 million for the comparable period of 2000. In the nine months ended September 30, 2001, roaming revenue of $24.3 million was attributable to markets acquired since September 30, 2000. The remaining increase of $34.7 million was attributable to a 51.3% increase in roaming minutes in our existing markets due to expanded coverage areas and increased usage in these markets, offset by a 16.3% decline in our roaming revenue per minute-of-use.

    Equipment and other revenue of $19.5 million in the nine months ended September 30, 2001 represented an increase of $1.5 million, or 8.7%, from $18.0 million in the same period of 2000, as we sold more equipment during the nine months ended September 30, 2001 as a result of growth in subscriber additions.

    Cost of service.  For the nine months ended September 30, 2001, the cost of service increased $49.2 million, or 55.9%, to $137.4 million from $88.2 million for the comparable period in 2000. In the nine months ended September 30, 2001, cost of service of $13.0 million was attributed to markets acquired since September 30, 2000. As described with our service revenue above, on average, our digital subscribers use more minutes than our analog subscribers. This increased usage also increases the minutes used by our subscribers outside of our markets, thus increasing the expenses we are charged by third-party wireless providers. Our cost of service increased approximately $18.6 million due to increased charges by third party wireless providers. The remaining increase of $17.6 million was primarily the result of increased networking costs associated with our increased build-out of cell sites and continual upgrades to our digital network.

    Cost of equipment.  For the nine months ended September 30, 2001, cost of equipment increased $9.8 million, or 28.7%, to $43.6 million from $33.8 million in the same period of 2000, primarily from an increase in the volume of equipment sold due to the growth in subscriber additions and the migration of subscribers from analog to digital service.

    Marketing and selling costs.  Marketing and selling costs increased $11.7 million, or 22.9%, to $62.4 million for the nine month period ended September 30, 2001 from $50.7 million in the comparable period of 2000. This was a result of an increase in gross subscriber additions. The number of gross subscribers added in the nine months ended September 30, 2001 increased approximately 27.9% to 211,600 compared to approximately 165,500 added in the nine months ended September 30, 2000.

    General and administrative costs.  General and administrative costs increased $12.7 million, or 24.4%, to $64.5 million for the nine month period ended September 30, 2001 from $51.8 million for the same period in 2000. In the nine months ended September 30, 2001, general and administrative costs of $5.5 million were attributable to markets acquired since September 30, 2000. The remaining increase of $7.2 million is the result of increased infrastructure costs including customer service, billing, collections and administrative costs as a result of our overall growth. Our average monthly general and administrative costs per subscriber decreased 5% to $10 for the nine months ended September 30, 2001 compared to $11 for the nine months ended September 30, 2000.

    Depreciation and amortization expense.  For the nine months ended September 30, 2001, depreciation and amortization expense increased $32.2 million, or 26.2%, to $155.1 million from $122.9 million in the same period of 2000. The increase is a result of additional depreciation on fixed assets and amortization on intangible assets acquired in 2000 and 2001.

    Interest expense.  For the nine months ended September 30, 2001, interest expense increased $17.5 million, or 16.4%, to $124.9 million from $107.4 million in the same period of 2000. The increase was primarily a result of increased borrowings.

    Other income, net.  For the nine months ended September 30, 2001, our other income increased $3.1 million, or 41.2%, to $10.6 million from $7.5 million for the comparable 2000 period. The increase was primarily the result of an increase in interest income.

    Minority interests in income of subsidiaries.  For the nine months ended September 30, 2001, our minority interests in income of subsidiaries increased $1.8 million, or 49.2%, to $5.5 million from $3.7 million in the same period of 2000. This was a result of the increased income earned from consolidated subsidiaries in which we own less than a 100% interest.

    Loss from investment in joint venture.  For the nine months ended September 30, 2001, we incurred a loss, net of income tax benefits, from our American Cellular joint venture totaling $51.3 million, an increase of $20.9 million, or 68.7%, compared to $30.4 million for the period from acquisition (February 25, 2000) through September 30, 2000. This loss represents our fifty percent ownership in American Cellular and has increased primarily as a result of having a full nine months included in 2001.

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

    Net loss.  For the nine months ended September 30, 2001, our net loss was $98.9 million. Our net loss increased $2.7 million, or 2.8%, from $96.2 million in the nine months ended September 30, 2000. The increase in our net loss is primarily attributable to our increased loss from investment in our joint venture and interest expense, offset by the extraordinary item incurred during January of 2000 and an increase in operating income.

    Comprehensive loss.  We implemented SFAS 133 in January 2001. As a result, we recorded a net loss to comprehensive income totaling $18.5 million as of September 30, 2001, thus making our total comprehensive loss $117.4 million for the nine months ended September 30, 2001.

    Dividends on preferred stock.  For the nine months ended September 30, 2001, our dividends on preferred stock decreased $45.7 million, or 41.8%, to $63.4 million from $109.1 million for the comparable 2000 period. This decrease was primarily the result of a $60.4 million dividend recognized upon the conversion of our Class D Preferred Stock into Class E Preferred Stock and old Class A Common Stock, which occurred in the first quarter of 2000, offset by our issuance of 200,000 shares of our Series AA Preferred Stock on February 8, 2001.

Liquidity and Capital Resources

    We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, bank debt and the sale of debt and equity securities.

Net Cash Flow

    At September 30, 2001, we had working capital of $142.6 million (a ratio of current assets to current liabilities of 1.7:1) and an unrestricted cash balance of $177.2 million, which compares to working capital of $108.5 million, (a ratio of current assets to current liabilities of 1.6:1) and an unrestricted cash balance of $149.0 million at December 31, 2000.

    Our net cash provided by operating activities totaled $54.0 million for the nine month period ended September 30, 2001, while the net cash provided by operating activities totaled $73.7 million for the same period of 2000. The decrease of $19.7 million was primarily due to the increase in our net loss and changes in current assets and liabilities offset by our increase in depreciation and amortization and loss from investment in joint venture.

    Net cash used in investing activities totaled $201.4 million and $859.0 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease of $657.6 million was primarily due to acquisitions during the nine months ended September 30, 2000, including our investment in joint venture, offset by an increase in deposits during the nine months ended September 30, 2001.

    Net cash provided by financing activities was $175.7 million for the nine month period ended September 30, 2001 compared to $929.9 million for the same period of 2000. Financing activity sources for the nine months ended September 30, 2001 consisted primarily of net proceeds from the issuance of preferred stock, maturities of restricted investments and our bank facilities offset by repayments to our bank facilities and purchase of treasury stock at cost.

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

Dobson Operating Co., L.L.C.

    Our wholly-owned subsidiary, Dobson Operating Co., L.L.C. ("DOC LLC"), is a party to a secured credit facility for an aggregate of $910.5 million, consisting of a $300.0 million revolving credit facility and $610.5 million of term loan facilities. These loans begin to mature in 2007. Advances bear interest, at our option, on a prime rate or LIBOR formula. The weighted average interest rate was 8.9% for the year ended December 31, 2000 and 7.4% for the nine months ended September 30, 2001. We have guaranteed this credit facility. As of September 30, 2001, we had $865.5 million outstanding under this credit facility and we had $45.0 million of availability.

Dobson/Sygnet

    Our wholly-owned subsidiary, Dobson/Sygnet Communications Company, has outstanding $200.0 million aggregate principal amount of Senior Notes that mature in 2008. The Dobson/Sygnet notes bear interest at an annual rate of 12.25%, payable semi-annually on each June 15 and December 15, which began June 15, 1999.

Sygnet Wireless

    Our wholly-owned subsidiary, Sygnet Wireless Inc., is a party to a secured credit agreement for an aggregate of $339.6 million, consisting of a $40.4 million reducing revolving credit facility and $299.2 million of term loan facilities. Interest on the revolving credit facility and the term loan facilities is based on a prime rate or a LIBOR formula, and has ranged between 5.4% and 10.5% since inception. As of September 30, 2001, we had $299.7 million outstanding under the Sygnet Wireless credit facility and we had $16.1 million of availability.

American Cellular

    The American Cellular joint venture is a party to a bank credit facility of $1.33 billion with Bank of America N.A., as Administrative Agent, and a group of participating lenders. As of September 30, 2001, there was approximately $78.1 million of credit availability.

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

    On February 8, 2001, we issued 200,000 shares of our Series AA Preferred Stock to AT&T Wireless for aggregate cash proceeds of $200.0 million. Each share of Series AA Preferred Stock is entitled to cumulative annual dividends of 5.96% on the liquidation preference of $1,000 per share, subject to certain adjustments. Dividends accrue but are not payable until after February 2006. Subject to satisfaction of certain regulatory issues, AT&T Wireless will be able to require us to exchange each share of Series AA Preferred Stock for one share of our Series A Convertible Preferred Stock, par value $1.00 per share. Each share of our Series A Convertible Preferred Stock will be convertible into our Class A Common Stock at a conversion price of $25.35 per share. As of September 30, 2001, we had 200,000 shares of Series AA Preferred Stock issued and outstanding.

    As of September 30, 2001, we had issued and outstanding 356,272 shares of 12.25% Senior Preferred Stock and 227,418 shares of 13% Senior Preferred Stock with aggregate liquidation values of $365,599 million and $232,359 million, respectively, including accrued stock dividends.

    At September 30, 2001, we were in compliance with all required financial ratios and expect to be in compliance throughout 2001.

Capital Commitments

    Our capital expenditures were $96.7 million for the nine months ended September 30, 2001. We have budgeted approximately $115.0 to $120.0 million for capital expenditures in 2001. In addition, on September 14, 2001, our Board of Directors authorized the expenditure of up to $80 million over the next twelve months for the possible repurchase of shares of our outstanding Class A common stock. As of September 30, 2001, we had purchased an aggregate of 772,900 shares for a total cost of $7.8 million. American Cellular, our 50% owned joint venture with AT&T Wireless, had capital expenditures of $66.3 million for the nine months ended September 30, 2001. American Cellular has budgeted approximately $90.0 to $95.0 million for capital expenditures in 2001. We have not budgeted any amounts to be expended in 2001 with respect to systems or licenses, which may be acquired in acquisitions or auctions. We may also require additional financing for future acquisitions, to refinance our debt at its final maturities and to meet our mandatory redemption provisions on our senior preferred stock. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions.

    We have agreed to purchase approximately $169.8 million of cell site and switching equipment from Nortel Networks Corp. prior to November 2001. Of this commitment, approximately $19.2 million remained outstanding at September 30, 2001. Under another equipment supply agreement, we agreed to purchase approximately $131.0 million of cell site and switching equipment from Lucent Technologies Inc. by January 13, 2002. Of this commitment, $17.6 million remained outstanding at September 30, 2001. Purchases made under these commitments will be financed using funds available under our credit facilities. We expect to substantially fulfill our purchase commitments under both of these agreements prior to their completion dates.

    On January 26, 2001, the FCC completed an auction of PCS licenses. Most of the spectrum being auctioned had been reclaimed by the FCC from NextWave, which is currently engaged in bankruptcy reorganization proceedings under Chapter 11 of the United States Bankruptcy Code, and from other licensees that had not paid amounts due to the FCC for their licenses. Through one of our subsidiaries, we were the winning bidder for 14 PCS licenses, covering an estimated aggregate population of 19.8 million in seven states, for which we bid a total of $546.1 million. As part of the bidding procedures, we made a down payment in cash totaling $109.2 million to the FCC for these licenses. Certain licenses would be used to build out a wireless PCS network with AT&T Wireless.

    Eleven of the 14 licenses that we won in the FCC auction, which constitute $536.5 million of the total amount we bid, involve spectrum that was previously licensed to NextWave. After NextWave defaulted on its purchase price to the FCC for these licenses, the FCC canceled the licenses. NextWave challenged the FCC's authority to revoke or cancel its licenses while it was operating as a debtor-in-possession under the protection of the Bankruptcy Code. On June 22, 2001, the United States Court of Appeals for the District of Columbia Circuit ruled that the FCC violated the Bankruptcy Code when it canceled NextWave's licenses. The appellate court reversed and remanded the FCC's automatic cancellation for further proceeding, but its decision is not yet final. Nevertheless, the FCC's right to re-auction the NextWave licenses, and thus our ability to acquire the licenses for which we were the winning bidder in the FCC auction, has been placed in doubt.

    Recently, the FCC, the United States Government, NextWave and a number of parties (including the company's subsidiary) who were winning bidders in the auction completed on January 26, 2001, initiated settlement discussions intended to settle the pending litigation and result in the distribution of the licenses as contemplated in the auction. We cannot predict whether such a settlement will be reached or that, if reached the intended results will be achieved.

    If the decision of the court of appeals becomes final or is upheld on appeal or a settlement is not reached, it is unlikely that we will be granted the eleven licenses for spectrum previously licensed to NextWave. In that event, we would receive a refund of that portion of our deposit attributable to the eleven licenses, without interest. In addition, if we do not acquire those licenses, we do not anticipate being able to execute our current plan to build a jointly-owned PCS network with AT&T Wireless. Consequently, we will be forced to reevaluate the PCS component of our previously announced strategy. However, if a settlement is reached and we are granted the licenses, we would be uncertain as to how we would finance the purchase, since financing is not in place at this time. Sources of additional financing for these licenses may include commercial bank borrowings and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all. In addition, we cannot predict the effect on our competitive position due to any change to our business plan.

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

    In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We have not yet determined the effect that this new accounting standard may have on our results of operations, financial position and cash flows. We will be required to implement this standard effective January 1, 2003.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, it maintains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. We are currently assessing the impact of this standard on our results of operations, financial position and cash flows. In addition, we are considering early adoption of this standard, thus, requiring us to restate all of our 2001 financial statements accordingly. However, if we decide not to early adopt this standard, we will be required to implement this standard effective January 1, 2002.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. The counterparty is a major financial institution. As of September 30, 2001 we had interest rate hedges under various derivative contracts totaling $625.0 million on our $865.5 million DOC LLC credit facility. The terms of these agreements begin expiring March 2002 through April 2003. Increases in interest expense related to the interest rate hedge for the nine months ended September 30, 2001 and 2000 were reflected in income and were immaterial.

    The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Based on our market risk sensitive instruments outstanding at September 30, 2001, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

PART II. Other Information

Item 1. Legal Proceedings

    Not applicable

Item 2. Changes in Securities and Use of Proceeds

    Not applicable

Item 3. Defaults Upon Senior Securities

    Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

    Not applicable

Item 5. Other Information

    On October 29, 2001, the Registrant entered into an agreement to sell its FCC license and related assets constituting its cellular systems in rural service area #371 ("Georgia 1 RSA"), rural service area #586 ("Ohio 2 RSA") and rural service area #342 ("California 7 RSA") for an aggregate sales price of $263 million, subject to closing adjustments.

    On October 30, 2001, two subsidiaries of the Registrant's indirect, fifty percent-owned subsidiary entered into an agreement to sell its FCC license and related assets constituting its cellular system in rural service area #646 in Tennessee ("Tennessee 4 RSA") for an aggregate sales price of $202 million, subject to closing adjustments.

    Each transaction is subject to FCC approvals of the transfers of the licenses and to other customary closing conditions.

    The purchaser in each transaction is Cellco Partnership, doing business as Verizon Wireless. The purchase prices were determined in arm's-length negotiations between the Registrant and the purchaser.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    The following exhibits are filed as a part of this report:

Exhibit Number	Description	Method of Filing
2.1	Agreement and Plan of Merger dated October 5, 1999 among ACC Acquisition LLC, ACC Acquisition Co. and American Cellular Corporation.	(7)[2.11]
2.2	Agreement and Plan of Recapitalization among Dobson Communications Corporation, Dobson Operating Company, Dobson CC Limited Partnership, Russell L. Dobson, J.W. Childs Equity Partners II, L.P., AT&T Wireless, Inc. and the other stockholders of Dobson Communications Corporation's Class A Common Stock and Class D Preferred Stock.	(7)[2.15]
3.1	Registrant's Amended and Restated Certificate of Incorporation.	(7)[3.1]
3.2	Registrant's Amended and Restated By-laws.	(12)[3(ii)]

4.1		Amended, Restated, and Consolidated Revolving Credit and term Loan Agreement dated as of January 18, 2000 among Dobson Operating Co., L.L.C., Banc of America Securities, LLC, Bank of America, N.A., Lehman Commercial Paper Inc. and TD Securities (USA) Inc., and First Union National Bank and PNC Bank, National Association, and the Lenders.	(7)[4.6]
4.1.1		Amendment, Waiver and Consent to the Dobson Operating Co., L.L.C., credit agreement dated as of June 19, 2000 among Dobson Operating Co., L.L.C., as Borrower, Bank of America, N.A., as Administrative agent, Required Lenders and Guarantors	(8)[10.2]
4.1.2		Amendment and Consent dated November 24, 2000 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement of Dobson Operating Co., L.L.C.	(13)[4.3.2]
4.2		Indenture dated December 23, 1998 between Dobson/Sygnet Communications Company, as Issuer, and United States Trust Company of New York, as Trustee.	(2)[4.1]
4.3		Collateral Pledge and Security Agreement dated December 23, 1998 between Dobson/Sygnet Communications Company, as Pledgor, and NationsBanc Montgomery Securities LLC, Lehman Brothers Inc., First Union capital Markets, a division of Wheat First Securities, Inc. and TD Securities (USA) Inc., as Initial Purchasers, and United States Trust Company of New York, as Trustee.	(3)[4.18]
4.4		Form of Common Stock Certificate.	(7)[4.16]
4.5		Indenture dated June 22, 2000 by the Registrant and United States Trust Company of New York, as Trustee	(8)[4]
4.6		Senior Debt Indenture dated as of July 18, 2001, between the Registrant and The Bank of New York, as Trustee	(14)[4.2]
4.7.1		Subordinated Debt Indenture dated as of July 18, 2001 between the Registrant and The Bank of New York, as Trustee	(14)[4.3]
4.7.2		Certificate of Trust for Dobson Financing Trust	(14)[4.4]
4.8		Declaration of Trust for Dobson Financing Trust	(14)[4.5]
4.9		Indenture dated as February 28, 1997 between the Registrant and United States Trust Company of New York, as Trustee	(4)[4.6]
4.10		Credit Agreement among the Agents and Lenders named therein and Dobson/Sygnet Operating Company dated December 22, 1998	(3)[4.4]
4.11		Form of Certificate of Designation of the Powers, Preferences and Relative, Optional and Other Special Rights of the Registrant's Series AA Preferred Stock	(15)[4.1]
4.12		Form of Certificate of Designation of the Powers, Preferences and Relative, Optional and Other Special Rights of the Registrant's Series A Convertible Preferred Stock	(15)[4.2]
10.1.1	*	Registrant's 1996 Stock Option Plan, as amended.	(3)[10.1.1]
10.1.2	*	Form of 2000-1 Amendment to the DCC 1996 Stock Option Plan.	(7)[10.1.3]
10.1.3	*	Form of Dobson Communications Corporation 2000 Stock Incentive Plan.	(7)[10.1.4]
10.2		Promissory Note dated February 10, 1997 of G. Edward Evans in the amount of $300,000 in favor of Western Financial Services Corp.	(4)[10.2.1]

10.3		Asset Purchase Agreement dated July 6, 1999 by and among American Tower Corporation, American Tower, LLP, Dobson Tower Company and the Registrant as Sole Shareholder of Dobson Tower, as amended.	(7)[10.2.6.1]
10.4.1	*	Letter dated June 3, 1996 from Registrant to Bruce R. Knooihuizen describing employment arrangement.	(4)[10.3.2]
10.4.2	*	Letter dated October 15, 1996 from Fleet Equity Partners to Justin L. Jaschke regarding director compensation.	(4)[10.3.3]
10.4.3	*	Letter dated December 26, 1996 from Registrant to G. Edward Evans describing employment arrangement	(4)[10.3.1]
10.4.4	*	Letter dated October 28, 1997 from Registrant to R. Thomas Morgan describing employment arrangement	(1)[10.3.5]
10.4.5	*	Letter dated August 25, 1998 from Registrant to Richard D. Sewell, Jr. describing employment arrangement	(3)[10.3.6]
10.4.6	*	Consulting agreement dated December 21, 1998 between Registrant and Albert H. Pharis, Jr.	(3)[10.3.7]
10.4.7	*	Consulting Agreement dated August 15, 1998 between the registrant and Russell L. Dobson and Addendum thereto dated October 1, 1998.	(7)[10.3.8]
10.5		General Purchase Agreement dated January 13, 1998 between Lucent Technologies, Inc. and Dobson Cellular Systems, Inc.	(1)[10.4.7]
10.5.1		Amendment No. 1 to General Purchase Agreement between the Registrant and Lucent Technologies, Inc.	(9)[10.4.3]
10.6		Operating Agreement dated January 16, 1998 between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc., as amended.	(7)[10.4.4]
10.7.1		Fifth Amended General Purchase Agreement between Northern Telecom Inc. and Registrant	(9)[10.4.6]
10.7.2		Sixth Amended General Purchase Agreement between Nortel Networks, Inc. (formerly Northern Telecom) and Registrant	(9)[10.4.7]
10.8		Second Amended and Restated Partnership Agreement of Gila River Cellular General Partnership dated September 30, 1997	(6)[10.8]
10.9		Stockholder and Investor rights Agreement dated January 31, 2000 among the Registrant and the Shareholders listed therein (without exhibits).	(9)[10.7.2.3]
10.9.1		Amendment No. 1 to Stockholder and Investor Rights Agreement among AT&T Wireless Services, Inc., the Registrant, and certain other parties	(15)[10.4]
10.10		License Agreement dated February 15, 1999 between Registrant and H.O. Systems, Inc.	(5)[10. 9]
10.11	*	Form of Dobson Communications Corporation Director Indemnification Agreement.	(7)[10.9]
10.12		Agreement and Plan of Reorganization and Corporation Separation between Dobson Communications Corporation and Logix Communications Enterprises dated January 24, 2000.	(7)[10.10]
10.13		Agreement by and among Dobson Communications corporation and Dobson's shareholders regarding the distribution of Logix Communications Enterprises, Inc. stock.	(7)[10.11]

10.14	Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC between AT&T Wireless JV Co. and Dobson JV Company dated as of February 25, 2000.	(10)[10.1]
10.15	Amended and Restated Supplemental Agreement among AT&T Wireless, Dobson Communications Corporation, Dobson CC Limited Partnership, and other signatories thereto, dated February 25, 2000.	(10)[10.1.1]
10.16	Amended and Restated Management Agreement between Dobson Cellular Systems, Inc. and ACC Acquisition LLC dated as of February 25, 2000	(10)[10.2]
10.17	Amended and Restated Operating Agreement dated February 25, 2000 by and between AT&T Wireless Services, Inc., on behalf of itself and its Affiliate (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(10)[10.3]
10.18	Amended and Restated Operating Agreement dated February 25, 2000 by and between Dobson Cellular Systems, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(10)[10.4]
10.19.1	Stock Purchase Agreement Between AT&T Wireless Services, Inc. and Dobson Communications Corporation dated as of November 6, 2000.	(11)[10.14]
10.19.2	Amendment No. 1 to Stock Purchase Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(15)[10.1]
10.20	Exchange Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(15)[10.2]
10.21	PCS Transfer Rights Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(15)[10.3]
10.22	Asset Purchase agreement dated October 29, 2001 by and between Dobson Cellular Systems, Inc., and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(16)
10.22.1	Asset Purchase agreement dated October 30, 2001 by and between ACC of Tennessee LLC, and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(16)

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

(12)
Filed as an exhibit to the Registrant's Current Report on Form 8-K/A on February 14, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(13)
Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(14)
Filed as an exhibit to the Registrant's Registration Statement on Form S-3 (Registration No. 33-64916), as the exhibit number indicated in brackets and incorporated by reference herein.

(15)
Filed as an exhibit to the Registrant's Current Report on Form 8-K filed February 14, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(16)
Filed herewith

(b)
Reports on Form 8-K

    The Registrant filed a Current Report on Form 8-K on September 6, 2001, which reported the Registrant's principal stockholder, Dobson CC Limited Partnership, or DCCLP, entered into an Amended, Restated and Consolidated Credit Agreement with Bank of America, N.A. on August 27, 2001 (the "loan agreement"). To secure its obligations under the loan agreement, which aggregates approximately $290 million principal amount, DCCLP pledged, among other assets, approximately 53.6 million shares of the Registrant's Class B Common Stock, under "Item 1. Change of Control of Registrant." In addition, the Registrant retained Lehman Brothers Inc. and Banc of America Securities LLC to assist the Registrant in identifying and evaluating various strategic alternatives in order to enhance shareholder value, under "Item 5. Other Events."

    The Registrant filed a Current Report on Form 8-K on September 27, 2001, which reported the appointment of Albert H. Pharis, Jr. on September 14, 2001, to the Registrant's audit committee by the Board of Directors, and the appointment of Justin Jaschke and Albert H. Pharis, Jr., to the Registrant's Compensation Committee, under "Item 5. Other Events." In addition, the Registrant announced on September 14, 2001, that its Board of Directors authorized the expenditure of up to $80 million over the next 12 months for the possible repurchase by the Registrant of shares of its outstanding Class A common stock September 17, 2001, under "Item 9. Regulation 7D disclosure." The Registrant also reported the announcement of the negotiations for a series of transactions the Registrant has entered into which, if finalized, would result in the acquisition by Verizon Wireless of certain wireless properties of the Registrant and American Cellular Corporation in five states for approximately $550 million, under "Item 9. Regulation 7D Disclosure."

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOBSON COMMUNICATIONS CORPORATION
November 13, 2001	/s/ EVERETT R. DOBSON Everett R. Dobson Chairman of the Board and Chief Executive Officer
November 13, 2001	/s/ BRUCE R. KNOOIHUIZEN Bruce R. Knooihuizen Vice President and Chief Financial Officer (principal financial officer)

QuickLinks

  (Mark One)
DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES Index to Form 10-Q
  PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS AND STOCKHOLDERS' EQUITY (DEFICIT) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (Unaudited)
DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Overview
  Revenue
  Costs and Expenses
  Results of Operations
  Liquidity and Capital Resources
  Effect of New Accounting Standards
  Forward-Looking Statements
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  PART II. Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES