Form 10-K
period 2001-12-31
DOBSON COMMUNICATIONS CORP
filed 2002-04-01
CIK 1035985

SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file no. 000-29225

DOBSON COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)	75-1513309 (I.R.S. Employer Identification No.)
14201 Wireless Way Oklahoma City, Oklahoma (Address of principal executive offices)	73134 (Zip Code)

(405) 529-8500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Class A Common Stock, $.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     As of March 22, 2002, there were 35,896,137 shares of registrant’s $.001 par value Class A Common Stock outstanding and 54,977,481 shares of the registrant’s $.001 par value Class B Common Stock outstanding. Based upon the closing price for the common stock on the NASDAQ National Market on March 22, 2002, the aggregate market value of common stock held by non-affiliates of the registrant as of March 22, 2002 was approximately $65,230,422.

     Documents incorporated by reference: The information called for by Part III is incorporated by reference to the definitive proxy statement for our 2002 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001.

DOBSON COMMUNICATIONS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2001

Item
Number		Page

PART I

1	Business	3
2	Properties	19
3	Legal Proceedings	19
4	Submission of Matters to a Vote of Security Holders	19
PART II

5	Market for Registrant’s Common Equity and Related Stockholder Matters	20
6	Selected Financial Data	21
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
7A	Quantitative and Qualitative Disclosures About Market Risk	38
8	Financial Statements and Supplementary Data	39
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Matters	85
PART III

10	Directors and Officers of the Registrant	85
11	Executive Compensation	85
12	Security Ownership of Certain Beneficial Owners and Management	85
13	Certain Relationships and Related Transactions	85
PART IV

14	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	86

PART I

Item 1. Business

Overview

      We are one of the largest providers of rural and suburban wireless communications services in the United States. At December 31, 2001, our wireless telephone systems covered a total population of approximately 6.4 million and we had approximately 700,200 subscribers with an aggregate market penetration of approximately 11.0%. We began providing wireless telephone service in 1990 in Oklahoma and the Texas Panhandle. We have expanded our wireless operations rapidly since then, primarily through the acquisition of rural and suburban wireless systems. Since 1996, we have completed 23 acquisitions of wireless licenses and systems, thus, expanding the geographic scope of our operations. We have upgraded all of our systems to digital technology, and we offer digital voice and digital feature service to all of our covered population. During the fourth quarter of 2001, we entered into definitive agreements to sell five markets to Verizon Wireless for a total purchase price of $550.0 million, one of which was owned by our 50% owned subsidiary, American Cellular. As a result of these agreements, the results of operations for these markets during the years presented are included as discontinued operations in our consolidated financial statements. For the year ended December 31, 2001, we had total revenues of $599.4 million, a net loss applicable to common stockholders of $214.6 million and a net loss applicable to common stockholders per common share of $2.28. At December 31, 2001, on a consolidated basis, we had approximately $1.6 billion of indebtedness and stockholders’ deficit of approximately $157.0 million. We expect to incur significant additional indebtedness to fund our capital needs in the future as we continue to acquire, develop and construct our wireless systems and grow our subscriber base.

      We believe that owning and operating a mix of rural and suburban wireless systems provides strong growth opportunities because we believe these systems currently have lower penetration rates, higher subscriber growth rates, a higher proportion of roaming revenues and less competition for subscribers than wireless systems located in larger metropolitan areas. We focus on acquiring and operating underdeveloped wireless systems that are adjacent to major metropolitan areas, which include a high concentration of expressway corridors and roaming activity.

      We have strategic relationships with AT&T Wireless Services, Inc., which is one of our stockholders, and Cingular Wireless. Through these relationships, we have coast-to-coast preferred roaming agreements that allow our customers to utilize wireless systems owned by both AT&T Wireless and Cingular Wireless, and customers of AT&T Wireless and Cingular Wireless to utilize our wireless systems.

      On February 25, 2000, we and AT&T Wireless, through our equally-owned joint venture, acquired American Cellular Corporation for approximately $2.5 billion, including fees and expenses. American Cellular’s systems cover a total population of approximately 5.0 million, and as of December 31, 2001 it had approximately 632,100 subscribers with an aggregate market penetration of approximately 12.6%. American Cellular serves markets in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin. Since completing this acquisition, we have been operating American Cellular’s systems. American Cellular’s management organization, billing system, network infrastructure and marketing programs are substantially similar to ours.

      On January 26, 2001, the Federal Communications Commission concluded an auction of 10MHz and 15 MHz PCS licenses in the C and F blocks in a number of markets. Through one of our wholly-owned subsidiaries we were the winning bidder for 14 of the auctioned licenses representing an estimated total population of 19.8 million. The FCC is currently considering our post-auction application for a grant of those licenses, as well as legal challenges to this application. If our subsidiary is granted all 14 licenses, our total cost will be $546.1 million. However, in June 2001, the United States Court of Appeals for the District of Columbia Circuit ruled that the FCC did not have the authority to auction certain of those licenses, including 11 of the 14 licenses, which constitutes $536.5 million of total amount that we bid. The Circuit Court’s decision was appealed to the United States Supreme Court which, on March 4, 2002, granted certiorari and agreed to hear the appeal. If the decision of the Court of Appeals is upheld on appeal, it is unlikely that we will be granted any of those 11 licenses.

Strategy

      We have developed organizational, marketing and operational programs designed to increase the number of our subscribers, promote superior customer service, control subscriber acquisition costs and enhance operating cash flow in our markets. We intend to apply these programs to the properties we acquire.

      Our strategy is to capitalize on our competitive strengths and acquire, develop and operate rural and suburban wireless systems.

Competitive Strengths

      Strong Current Market Position. We have significant market share in virtually all of our wireless markets. We distinguish ourselves from our competition by emphasizing digital technology, customer care and a commitment to the local community. We plan to attract additional subscribers by leveraging our strategic relationships, digital technologies, local sales channels and diverse service offerings, including national, regional and local rate plans.

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

      Advanced Digital Technology. We believe that increasing capacity and upgrading our systems will attract additional subscribers, increase the use of our systems by existing subscribers, increase roaming activity and further enhance the overall efficiency of our network. We have upgraded all of our systems to digital technology and now offer digital voice and digital feature services to 100% of our covered population. We completed the upgrade of our wireless systems to digital technology to enable us to increase roaming, serve the increasing number of digital subscribers and personal communications service subscribers with multimode phones, and provide value-added, high margin, enhanced capabilities, including caller ID, longer battery life and zone billing.

      Strategic Roaming Relationships. We intend to maintain and expand strategic relationships with operators of wireless systems in major MSAs near our wireless systems. These relationships include roaming agreements that allow our subscribers to use the wireless systems of operators in neighboring MSAs and RSAs at favorable rates. Under these agreements, similar benefits are available to the MSA operators’ subscribers roaming in our areas. In addition, we deploy digital technology in our system area that is the same as that selected by our roaming partners in the neighboring MSA. We believe these strategic relationships and agreements enable us to increase our roaming revenues, offer our subscribers larger “home rate” areas and leverage the recognized brand names of our roaming partners and their extensive marketing efforts.

      Aggressively Market and Promote Our Wireless Services In Our Local Markets. Our marketing objective is to continue our service quality, local sales presence and commitment to the community. Our sales efforts are conducted primarily through our retail outlets, our direct sales force and our independent agents. Our local management teams have day-to-day operating authority with the flexibility to respond to individual market requirements. Their presence fosters a sense of customer service and community spirit. In addition, we believe that our marketing and customer service functions are more effective when tailored to the local market population.

      Use Highly Targeted Sales Efforts. We seek to attract subscribers who we believe are likely to generate high monthly revenues and low churn rates. Local management conducts market research to identify and design marketing programs to attract these subscribers and tailor distinctive rate plans to emphasize the quality, value and advantage of our services.

      Provide Superior Customer Service. We intend to maintain a high level of customer satisfaction through a variety of techniques, including the maintenance of 24-hour customer service call centers. We support local customer service through our direct sales force, our retail stores and regional customer service centers. The regional presence of our call centers enhances our knowledge of local markets, which improves our ability to provide customer service, credit and collection and order activation.

      Experienced Management Team. With over 50 years of telecommunications experience on a combined basis, our senior management team, consisting of Everett R. Dobson, Doug Stephens and Bruce Knooihuizen, is extremely knowledgeable and well regarded in the telecommunications industry. Since 1993, we have acquired licenses covering a combined population of more than 10.7 million.

      AT&T Wireless Relationship. We have a strategic relationship with AT&T Wireless, which is also one of our stockholders. Through this relationship, we have a coast-to-coast roaming agreement that enables our customers to use AT&T Wireless’ systems, and AT&T Wireless’ customers to use our systems, each at favorable rates. AT&T Wireless customers accounted for approximately 52% of our roaming revenues, or approximately 21% of our total revenues, for the year ended December 31, 2001. In addition, we entered into a joint venture with AT&T Wireless, which acquired American Cellular on February 25, 2000, and on February 8, 2001, we issued 200,000 shares of Series AA Preferred Stock to AT&T Wireless for proceeds of $200.0 million, which has further expanded the scope of our relationship with AT&T Wireless.

      Established Operating History in Rural and Suburban Markets. We began providing wireless telephone service in 1990 in Oklahoma and the Texas Panhandle and since then have rapidly expanded our wireless operations to include systems in rural and suburban markets covering a total managed population of approximately 11.4 million (6.4 million for us alone as of December 31, 2001). We believe that during this time we have gained substantial experience as an operator of wireless systems in rural and suburban markets.

      Proven Acquisition and Integration Capabilities. We intend to integrate the operations of wireless systems we acquire with our existing operations to achieve economies of scale. We believe that these increased efficiencies will come from the consolidation and centralized control of pricing, customer service and marketing, system design, engineering, purchasing, financial and administrative functions and billing functions. We intend to use our increased leverage in negotiating prices and services from third party service providers and equipment vendors. Since 1996, we have successfully completed 23 acquisitions of wireless licenses and systems, significantly expanding the geographic scope of our operations. As a result, our total subscribers have increased from approximately 26,600 as of December 31, 1995 to approximately 700,200 as of December 31, 2001 (1,332,000 on a managed basis).

Operations

      The following information relates to both American Cellular and us since we manage 100% of American Cellular, thus, offering substantially identical products and services and providing substantially identical customer service and marketing. These tables set forth information with respect to our and American Cellular’s existing wireless markets. Information with respect to populations in our licensed areas are as of December 31, 2001 and are management’s estimates based upon the Claritas 2000 Bureau of Census results adjusted to exclude those portions of our RSAs and MSAs not covered by our licenses. Net population represents total population less minority ownership interests in our licenses. Information with respect to subscribers are management’s estimates as of December 31, 2001 and exclude the markets we sold to Verizon Wireless in February 2002. We determine market penetration by dividing total subscribers in each of our FCC wireless licensed areas at the end of the period by the estimated total population covered by the applicable wireless license or authorization.

Markets and Systems — Dobson Communications

      The following table sets forth information with respect to our existing markets.

	Total
	Population	Net Population

Markets:
Northern Region
Youngstown (Youngstown, OH MSA, Sharon, PA MSA, PA 1 RSA and OH 11 RSA)	1,006,500	1,006,500
Erie (Erie, PA MSA)	280,800	280,800
PA (PA 2, 6 and 7 RSAs)	594,200	594,200
NY 3 RSA	476,200	476,200

Total	2,357,700	2,357,700

Central Region
Northwest OK (Enid, OK MSA and OK 2 RSA)	106,700	106,700
OK 5 and 7 RSAs	157,400	100,700
TX 2 RSA	89,300	54,500
KS/ MO (KS 5 RSA, MO 1, 2, 4 and 5 RSAs)	269,500	269,500
TX 16 RSA	349,700	349,700
TX 10 RSA	335,700	335,700
TX 9 RSA	193,400	193,400
OK 6 RSA	223,600	223,600

Total	1,725,300	1,633,800

Western Region
AZ 1 RSA	149,500	149,500
CA 4 RSA	386,900	386,900
Santa Cruz, CA MSA	255,600	224,900
AK 1 RSA	113,300	113,300
AK 3 RSA	72,200	72,200

Total	977,500	946,800

Eastern Region
West MD (Cumberland, MD MSA, Hagerstown, MD MSA, MD 1 and 3 RSAs, and PA 10 West RSA)	509,000	509,000
East MD (MD 2 RSA)	470,700	470,700

Total	979,700	979,700

Upper Midwest Region
MI 3 RSA	174,900	174,900
MI 10 RSA	138,900	138,900

Total	313,800	313,800

Total — Dobson regions combined	6,354,000	6,231,800

Total subscribers	700,200

Total penetration	11.0%

      The FCC completed an auction of 10 MHz and 15 MHz PCS licenses in the C and F Blocks in a number of markets, and our subsidiary was a winning bidder on 14 of those licenses. During the FCC’s consideration of our post-auction application for a grant of those licenses, the United States Court of Appeals for the District of Columbia Circuit ruled that the FCC did not have the authority to auction certain of those licenses, including 11 of the 14 licenses with respect to which we were a winning bidder. If our subsidiary is granted all of the licenses, the total population covered by our licenses will increase by approximately 19.8 million.

Markets and Systems — American Cellular

      The following table sets forth information with respect to American Cellular’s existing markets.

	Total	Net
	Population	Population

Markets:
Central Region
Northeast Oklahoma/ Southeast Kansas PCS	259,400	259,400

Total	259,400	259,400

Upper Midwest Region
Alton, IL MSA	21,700	18,900
MI 1 RSA	202,700	202,700
Duluth MN MSA	243,800	243,800
MN 2A RSA	31,800	31,800
MN 3 RSA	58,400	58,400
MN 4 RSA	16,300	16,300
MN 5 RSA	214,700	214,700
MN 6 RSA	274,500	274,500
Eau Claire WI MSA	148,300	145,300
Wausau WI MSA	125,800	123,300
WI 1 RSA	118,000	118,000
WI 2 RSA	86,100	86,100
WI 3 RSA	142,900	142,900
WI 4 RSA	124,300	124,300
WI 5 RSA	83,900	83,900
WI 6 RSA	33,600	33,600

Total	1,926,800	1,918,500

Eastern Region
Orange County NY MSA	341,400	341,400
Poughkeepsie NY MSA	280,200	269,000
NY 5 RSA	393,100	393,100
NY 6 RSA	111,300	111,300
OH 7 RSA	261,500	261,500
OH 10 RSA	62,300	62,300
KY 4 RSA	260,300	260,300
KY 5 RSA	164,400	164,400
KY 6 RSA	277,700	277,700
KY 8 RSA	124,500	124,500
PA 9 RSA	189,300	189,300
WV 2 RSA	76,600	76,600
WV 3 RSA	268,200	268,200

Total	2,810,800	2,799,600

Total — American Cellular regions combined	4,997,000	4,977,500

Total subscribers	632,100

Total penetration	12.6%

Services and Features

      We develop and deploy some of the most advanced wireless products and services. From a fully digital network to the introduction of a wireless internet product, we strive to consistently deliver cutting-edge services and technologies to our customer base. We attempt to maximize the choices available to our customers through offering the latest line of hand-held wireless phones from a wide-variety of manufacturers. We design our rate plans to fit the specific needs of our customers. In an effort to meet the needs of our customers, we specially tailor business plans to nation-wide no-roaming. We offer no-toll plans and unlimited local calling plans branded as Breeze. In addition, we focus on the development of plans that maximize our profit margin. We balance the needs of the customer with our on-going objective to increase profitability. We solidify our commitment to our customer base through the high priority we place on deploying the latest products, services and competitive rate plans.

      The following are key components of our service offering:

      Wireless Calling. Our primary service offering is wireless telephone service. We offer digital service in all of our markets using the TDMA digital standard, as well as analog service in all of our wireless markets. In addition, we offer various custom-calling features, including voice mail, call forwarding, call waiting, three-way calling, no answer transfer, caller ID, message waiting indicator, sleep mode for longer battery life, voice activated dialing, and mobile originated and mobile terminated short message service.

      Voice Privacy and Call Security. Digital technology is inherently more secure than analog technologies. This security provides increased voice privacy and enhanced fraud protection for our customers.

      Data and Internet Services. We currently offer wireless data service and access to the Internet on some digital handsets, which we have deployed in certain of our cellular markets using our Cellular Digital Packet Data (“CDPD”) network. This product offers unlimited access to our wireless Internet portal for a monthly fee. We also provide two-way short-messaging services in some of our markets.

      Tri-Mode Handsets. As of December 31, 2001, approximately 75% of our subscribers utilize digital service and use a tri-mode, dual-band handset. These handsets are compatible with analog cellular, digital cellular and digital PCS service, allowing our subscribers access to AT&T Wireless’ national footprint, as well as the extensive coverage areas of our other roaming partners, including Cingular Wireless.

Marketing

      The following are key components of our marketing strategy:

      Branding. We offer wireless service under the CELLULAR ONE® brand name. We believe the national advertising campaign conducted by the Cellular One Group has enhanced our advertising exposure at a lower cost than could have been achieved alone. We also believe that we have obtained significant marketing benefits from the high name recognition associated with this widely used service mark.

      We use the CELLULAR ONE® brand name pursuant to licensing agreements with Cellular One Group. We pay licensing and advertising fees based upon the population of the licensed areas. The licensing agreements require us to provide high-quality wireless telephone service to our customers and to maintain a certain minimum overall customer satisfaction rating in surveys commissioned by the Cellular One Group. The licensing agreements, which we have entered into, are for five-year terms expiring on various dates. These agreements may be renewed at our option for three additional five-year terms. From time-to-time, we may consider alternative brand name strategies and service marks.

      In addition to the CELLULAR ONE® brand name, we own the service mark Dobson CellularTM, which we use in our wireless telephone systems in western Oklahoma and the Texas Panhandle. While we have not attempted to federally register the brand name “Dobson Cellular,” we believe that our prior use of this brand name in the limited areas where it is used will enable us to effectively police against any infringing uses of our brand name.

      Advertising. In addition to the national advertising campaign conducted by the Cellular One Group, our advertising strategy is focused on establishing a strong local presence in each of our markets. We direct our media efforts at the market level by advertising in local publications and sponsoring local and regional events. We also use mass media outlets such as television, radio, newspaper, magazine and outdoor advertising, as well as direct marketing, to augment our efforts at the community level.

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

Sales and Distribution

      We train and compensate our sales force in a manner designed to stress the importance of customer service, high penetration levels and minimum acquisition costs per subscriber. We believe that our direct sales force is able to select and screen new subscribers and select pricing plans that realistically match subscriber means and needs better than our independent agents. As a result, we believe that our use of a direct sales force keeps marketing costs low both directly, because commissions are lower, and indirectly, because subscriber retention is higher than when we use independent agents. We and American Cellular had approximately 110 and 100 direct sales representatives, respectively, as of December 31, 2001.

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

      We and American Cellular operated approximately 180 and 85 retail stores and outlets, respectively, as of December 31, 2001. Most of our retail stores are fully equipped to handle customer service and telephone maintenance. Some of these stores are also authorized warranty repair centers. Our stores provide subscriber-friendly retail environments, including extended hours, a large selection of products and services, a well-trained sales staff and convenient locations, which are designed to make the sales process quick and easy for the subscriber.

Customer Service

      Customer service is an essential element of our marketing and operating philosophy. We attract new subscribers and retain existing subscribers by providing high-quality customer service. Our customers benefit from a local staff, including a market manager, customer service field representatives, technical and engineering staff, sales representatives and installation and repair facilities. Local offices and installation and repair facilities allow us to better service our customers, schedule installations and make repairs. As of December 31, 2001, we managed a total of seven call centers, which service both American Cellular’s and our markets. These call centers, in aggregate, employed approximately 450 customer care representatives. The regional presence of these call centers enhances our knowledge of the local markets, which improves our ability to provide customer service, credit and collection and order activation.

      In addition, our customers are able to report wireless telephone service or account problems 24 hours a day to our regional customer service centers on a toll-free access number with no airtime charge. We believe that our emphasis on customer service affords us a competitive advantage over our larger competitors. We contact our subscribers frequently in order to evaluate and measure, on an ongoing basis, the quality and competitiveness of our services.

Roaming

      Roaming is an important service component for our business. Accordingly, where possible, we attempt to arrange roaming agreements that allow customers to roam at competitive prices. We believe this increases usage on all wireless systems, including our own. We focus on systems that are adjacent to major metropolitan areas and include a high concentration of expressway corridors, which tend to have a significant amount of roaming activity. Our principal roaming partners are AT&T Wireless and Cingular Wireless.

      Our most significant roaming partner is AT&T Wireless. For the year ended December 31, 2001, AT&T Wireless’ customers accounted for approximately 52% of our roaming revenue and approximately 43% of American Cellular’s roaming revenue, or approximately 21% of our total operating revenue and approximately 14% of American Cellular’s operating revenue. Under our roaming agreement with AT&T Wireless, we and AT&T Wireless charge each other favorable roaming rates for each of our respective markets. This rate will decrease over time. The agreement provides for the maintenance by us of certain call features and related services to roaming customers, such as call waiting, call forwarding, three-way calling, caller ID and voice mail. The roaming agreement may be terminated or suspended by either party if the FCC revokes a license covering a material portion of our or AT&T Wireless’s markets, either party fails to control subscriber fraud, either party fails to adhere to system technical requirements and upgrades or either party breaches any of the material terms of the roaming agreement. The agreement expires in January 2003 although the rate provision extends until June 2004.

      We are included in the North American Cellular Network (“NACN”), which is the largest wireless telephone network system in the world linking wireless operators throughout the United States and Canada and enabling customers to use their wireless phones to place and receive calls in these areas as easily as they do in their home areas. Through this network, customers are able to receive calls automatically without the use of complicated roaming codes as they roam in more than 5,000 cities and towns in the United States and Canada. In addition, the NACN enables special services such as call forwarding and call waiting to automatically follow subscribers as they travel.

Billing System

      H.O. Systems, Inc. provides the billing function for all of our wireless operations. Proprietary software furnished by H.O. Systems serves all functions of billing for corporate and retail locations. All administrative and customer maintenance functions are handled in-house. H.O. Systems prints and processes all of our customer invoices. We use software that complements this billing system, allowing the use of credit, collection and switch interfaces.

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

      Digital Technology. Our digital technology is Time Division Multiple Access (“TDMA”), which divides each channel into three voice circuits providing service to three simultaneous users instead of using the same spectrum for one analog voice circuit. Our digital services include digital voice circuits, short messaging services, message waiting indicator, increased battery life and caller ID services.

      During the second half of 2002, we intend to overlay selected markets with the Global System for Mobile Communications (“GSM”) voice network. This network will also support the General Packet Radio Service (“GPRS”) 2.5G data technology. With this data network, we expect to be able to offer 40Kb to 60Kb individual data speeds to subscribers and roamers. We plan to complete a full GSM/ GPRS overlay by the end of 2003. GSM/GPRS is the 2.5G technology choice of both AT&T Wireless and Cingular Wireless.

Competition

      We compete with various companies in each of our markets. The following table lists the principal competitors in each of our regions:

Regions	Principal Competitors

Northern Region	Alltel
Nextel
Sprint PCS
Verizon Wireless
Central Region	Cingular Wireless
Nextel
Pioneer Cellular
Sprint PCS
US Cellular
Western Wireless
Verizon
Western Region	ACS Wireless
Cingular Wireless
Nextel
Sprint PCS
Verizon Wireless
Eastern Region	Alltel
Bluegrass Cellular
Cingular Wireless
Nextel
Sprint PCS
US Cellular
Verizon Wireless
Upper Midwest Region	Centurytel
Nextel
Rural Cellular Corp.
Sprint PCS
Verizon Wireless

      The telecommunications industry is experiencing significant technological changes, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements and changes in consumer preferences and expectations. Accordingly, we expect competition in the wireless telecommunications industry to be dynamic and intense as a result of competitors and the development of new technologies, products and services. Many of our competitors have been operating for a number of years, operate nationwide systems, currently serve a substantial subscriber base and have significantly greater financial, personnel, technical, marketing, sales and distribution resources than we do. Some competitors are expected to market other services, such as long distance, landline local exchange and internet access service, with their wireless telecommunication service offerings.

      We compete against other facilities-based cellular carriers, personal communications service carriers and enhanced specialized mobile radio carriers in each of our markets. We compete for customers based principally upon price, the services and enhancements offered, the quality of our system, customer service, system coverage and capacity. This competition may increase to the extent that licenses are transferred from smaller, stand-alone operators to larger, better-capitalized and more experienced wireless operators that may be able to offer consumers certain network advantages.

      AT&T Wireless, Cingular Wireless, Verizon Wireless, Nextel Communications, Sprint PCS, and VoiceStream operate substantially nationwide networks. If any of our roaming partners, including AT&T Wireless, were to build out personal communications service in any of our markets to provide their customers with wireless service, this would reduce our roaming revenues. Any increased competition from personal communications service providers in rural markets covered by our systems could also have the effect of further reducing the roaming rates we could charge. Subject to certain conditions, AT&T Wireless has agreed not to build out personal communications service networks using TDMA or analog technology in any of the markets currently served by American Cellular until February 25, 2005, and is subject to other agreements, however, AT&T Wireless is not contractually restricted from building out a competing personal communications service network in our markets.

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

Discontinued Operations

      On October 29, 2001, we entered into a definitive agreement to sell three wireless properties to Verizon Wireless for a total purchase price of $263.0 million. These properties include California 7 RSA, Ohio 2 RSA and Georgia 1 RSA. On December 6, 2001, we entered into another definitive agreement with Verizon Wireless to sell our 75% ownership interest in Arizona 5 RSA for a total purchase price of $85.0 million. On October 30, 2001, two wholly-owned, indirect subsidiaries of our 50% owned joint venture, American Cellular, entered into an additional definitive agreement with Verizon Wireless to sell Tennessee 4 RSA for a total purchase price of $202.0 million. As a result of these agreements, the results of operations, assets and liabilities of these markets during the years presented are included as discontinued operations in our consolidated financial statements. These transactions closed during February 2002, and the proceeds were primarily used to pay down bank debt.

      Our former wholly-owned subsidiary, Logix, provides integrated local, long distance, data and other telecommunications services to small and medium-sized business customers throughout the Southwestern United States. We distributed the stock of Logix to certain of our stockholders on January 24, 2000. Logix is accounted for as a discontinued operation in our consolidated financial statements during 1999.

Regulation

      The wireless telecommunications industry is subject to extensive governmental regulation on the federal level and to varying degrees on the state level. The enactment of the Telecommunications Act of 1996 has had an impact on many aspects of this regulation. In addition, this regulation currently is the subject of administrative rulemakings and judicial proceedings that are significant to us.

Federal Regulation

      The licensing, construction, modification, operation, ownership and acquisition of wireless telephone systems are subject to regulations and policies of the FCC under the Communications Act of 1934, as amended. The FCC has promulgated rules and regulations governing, among other things, applications to construct and operate wireless communications systems, applications to transfer control of or assign wireless licenses and technical and operational standards for the operation of wireless systems (such as maximum power and antenna height).

      The FCC licenses cellular systems in accordance with 734 geographically defined market areas comprised of 306 Metropolitan Statistical Areas, or MSAs and 428 Rural Service Areas, or RSAs. In each market, the

FCC licenses two cellular systems operating on different 25 MHz frequency blocks designated as Block A and Block B. Apart from the different frequency blocks, there is no technical difference between the two cellular systems and the operational requirements imposed on each by the FCC are the same. Under FCC rules, the authorized service area of a cellular provider in each of its markets is referred to as the cellular geographic service area. The cellular geographic service area may conform exactly with the boundaries of the FCC designated MSA or RSA, it may be smaller if a licensee has chosen not to provide services to certain areas. A cellular licensee has the exclusive right to expand its cellular geographic service area boundaries within the licensee’s MSA or RSA for a period of five years after grant of the licensee’s initial construction permit. At the end of this five-year build-out period, however, other entities may apply to serve portions of the MSA or RSA in areas outside the licensee’s then designated cellular geographic service area. The five year build-out period has expired for most licensees and the FCC has granted several “unserved area” applications filed by parties other than the original MSA or RSA licensee.

      The FCC has in the past restricted an entity’s ability to own interests in both cellular frequency blocks in a market (the so-called cellular cross interest rule) and further restricted the amount of commercial mobile radio service (“CMRS”) spectrum in which an entity may hold an attributable interest (the so-called spectrum cap rule). On November 8, 2001, the FCC adopted a Report and Order in which it (1) repealed the cellular cross interest restriction as applied to ownership interests in MSAs, but retained the rule as applied to ownership interests in RSAs; and (2) increased the amount of attributable CMRS spectrum that may be held to 55 MHz throughout all MSAs and RSAs. The FCC will sunset the CMRS spectrum cap rule by eliminating it effective January 1, 2003. Starting January 1, 2003, the FCC will engage in a case-by case review of transactions that would raise concerns similar to those that the spectrum cap was designed to address. The transition period prior to January 1, 2003 is intended to provide the FCC and transacting parties an opportunity to prepare for the case-by-case approach. The changes adopted by the FCC in the November 8, 2001 Report and Order could further increase our ability to attract capital or to make investments in other wireless operators.

      Cellular and PCS providers also must satisfy a variety of FCC requirements relating to technical and reporting matters. One requirement of cellular providers is the coordination of proposed frequency usage with adjacent cellular users, permittees and licensees in order to avoid interference between adjacent systems. In addition, the height and power of cellular base station transmitting facilities and the type of signals they emit must fall within specified parameters. PCS providers may not exceed a certain field strength limit at the market boundary without the consent of the neighboring PCS licensee. We are obligated to pay annual regulatory fees and assessments to support the FCC’s regulation of the cellular and PCS industries, as well as fees necessary to support federal universal service programs, number portability regional database costs, centralized administration of telephone numbering, telecommunications relay service for the hearing-impaired and application filing fees. These regulatory payment obligations increase our costs of doing business.

      The FCC may prohibit or impose conditions on transfers of licenses. The Communications Act requires prior FCC approval for substantive, non pro forma transfers or assignments to or from us of a controlling interest in any license or construction permit, or any rights thereunder. Although we cannot assure you that the FCC will approve or act in a timely fashion upon any future requests for approval of applications that we file, we have no reason to believe that the FCC would not approve or grant such requests or applications in due course. Because an FCC license is necessary to lawfully provide cellular or PCS service, if the FCC were to disapprove any such filing our business plans would be adversely affected.

      The FCC also regulates a number of other aspects of the cellular business. For example, the FCC regulates cellular resale practices and currently also applies such cellular resale requirements to A and B Block (and A/ B Block controlled) broadband PCS and enhanced specialized mobile radio licensees. These cellular, PCS and enhanced specialized mobile radio providers may not restrict any customer’s resale of their services or unreasonably discriminate against resellers of their services. All resale obligations for cellular, broadband PCS and enhanced specialized mobile radio operators are currently scheduled to terminate on November 24, 2002. Moreover, federal legislation enacted in 1993 requires the FCC to reduce the disparities in the regulatory treatment of similar mobile services, such as cellular services, PCS and enhanced specialized mobile radio services. Under this regulatory structure, all of our cellular and PCS licenses are classified as

CMRS. As a CMRS provider, the FCC regulates us as a common carrier. The FCC, however, has exempted cellular and PCS services from some typical common carrier regulations, such as tariff and interstate certification filings, thereby allowing us to respond more quickly to our competition in the marketplace, and preempted state rate and entry regulation.

      The FCC has also adopted requirements for cellular and other CMRS providers to implement basic and enhanced 911 services. These services provide emergency service providers with the ability to better identify and locate callers using wireless services, including callers using special devices for the hearing impaired. Our obligations to implement these services occur in several stages, and on a market-by-market basis. We and virtually all other CMRS providers have requested that the FCC extend the deadlines for meeting these 911 requirements. Our request remains pending, during which time the FCC will not enforce these requirements. The extent to which the FCC grants our requested relief will affect our capital spending obligations. The FCC in 1999 amended its rules to eliminate a requirement that carriers be compensated for enhanced 911 costs and expand the circumstances under which wireless carriers may be required to offer enhanced 911 services. Federal legislation enacted in 1999 may limit our liability relative to incomplete 911 calls to a degree commensurate with wireline carriers in our markets. Under certain circumstance, federal law also requires cellular and PCS carriers to provide law enforcement agencies with capacity to support lawful wiretaps and technical capabilities for wiretaps beginning June 30, 2000 for voice services and November 19, 2001 for packet-mode services, and to comply with wiretap-related record-keeping and personnel-related obligations. Maintaining compliance with these wireless 911 and law enforcement wiretap requirements may create additional capital obligations for us to make necessary system changes.

      In addition, the FCC regulates the ancillary service offerings that cellular and PCS licensees can provide and permits cellular, broadband PCS, paging and enhanced specialized mobile radio licensees to offer fixed services on a co-primary basis along with mobile services. This rule may facilitate the provision of wireless local loop service, which involves the use of wireless links to provide local telephone service by cellular licensees, as well as broadband PCS and enhanced specialized mobile radio licensees, although the extent of lawful state regulation of such “wireless local loop” service is undetermined. In this regard, the FCC has also adopted telephone number portability rules for local exchange carriers, as well as cellular, PCS and enhanced specialized mobile radio licensees that could facilitate the development of local exchange competition, including wireless local loop service. The number portability rules generally require cellular, PCS and enhanced specialized mobile radio licensees, to have the capability to deliver calls from their systems to ported numbers effective December 31, 1998 and offer number portability in a manner that supports roaming to ported numbers by November 24, 2002. These requirements may result in added capital expenditures for us to make necessary system changes, although we currently have no plans for any such expenditures.

      The FCC generally grants cellular and PCS licenses for terms of ten years that are renewable upon application to the FCC. Near the conclusion of the license term, we must file applications for renewal of licenses to obtain authority to operate for an additional 10-year term. To date, the FCC has renewed each of our licenses for which a renewal application was required for a new ten-year term. The FCC may revoke our licenses and may deny our license renewal applications for cause after appropriate notice and hearing. The FCC will award a renewal expectancy to us if we meet certain standards of past performance. If we receive a renewal expectancy, it is very likely that the FCC will renew our existing cellular and PCS licenses so that they will not become subject to competing applications. To receive a renewal expectancy, we must show that we have provided “substantial” service during our past license term, and have substantially complied with applicable FCC rules and policies and the Communications Act. The FCC defines “substantial” service as service, which is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal. If a licensee does not receive a renewal expectancy, then the FCC will accept competing applications for the license, subject to a comparative hearing, and the FCC may award the license to another entity.

      A PCS system operates under a protected geographic service area license granted by the FCC for either a major trading area, or MTA, or a basic trading area, or BTA, on one of six frequency blocks allocated for broadband PCS. The FCC has divided the United States and its possessions and territories into PCS markets based upon Rand McNally’s 493 BTAs, all of which are included in the 51 MTAs. The FCC has allocated

120 MHz of radio spectrum in the 2 GHz band for licensed broadband PCS. The FCC divided the 120 MHz of spectrum into six individual blocks, two 30 MHz blocks (A and B Blocks) licensed for each of the 51 MTAs, one 30 MHz block (C Block) licensed for each of the 493 BTAs, and three 10 MHz blocks (D, E and F Blocks) licensed for each of the 493 BTAs, for a total of more than 2,000 licenses.

      Holders of C Block licenses were initially allowed to pay for their licenses in installments over ten years, but many were unable to meet their payment obligations. In 1997, the FCC afforded financially-troubled C Block licensees several debt relief options, including returning all or half of their spectrum to the FCC for reauction in return for a reduction or elimination of their debt obligations. On January 26, 2001, the FCC completed a reauction for C and F Block licenses. Bidders won a total of 422 licenses (312 10 MHz C Block, 43 15 MHz C Block, and 67 10 MHz F Block). Most of the spectrum that was auctioned had been reclaimed by the FCC from NextWave, which is currently engaged in bankruptcy reorganization proceedings under Chapter 11 of the United States Bankruptcy Code, and from other licensees that had not paid amounts due to the FCC for their licenses. In June 2001, the United States Court of Appeals for the District of Columbia Circuit ruled that the FCC violated the Bankruptcy Code when it canceled NextWave’s license. On August 31, 2001, pursuant to a mandate of the United States Court of Appeals for the District of Columbia Circuit, the FCC reinstated NextWave’s licenses to active status, but the FCC and other interested parties filed a petition for a writ of certiorari with the United States Supreme Court. On March 4, 2002, the Supreme Court granted the petition for a writ of certiorari. Oral arguments will occur during the Court’s October 2002 term. A subsidiary of the Company was the winning bidder for 14 licenses. None of these licenses has been granted to date, and give the uncertainties surrounding the NextWave litigation, it is not certain if or when those grants may be made.

      The FCC has adopted construction standards for PCS licenses. All 30 MHz broadband PCS licensees must construct facilities that offer coverage to one-third of the population of their service area within five years, and two-thirds of the population within ten years, of their initial license grants. All 10 MHz and 15 MHz Block licensees must provide service to 25% of the service area within five years of their initial license, or make a showing of substantial service. While the FCC has granted limited extensions and waivers of these requirements, licensees that fail to meet the coverage requirements may be subject to forfeiture of the license.

      FCC rules restrict the voluntary assignments or transfers of control of certain C and F Block licenses awarded to “small businesses” with bidding enhancements in the C Block and F Block auctions. During the first five years of the license term, assignments or transfers affecting control are permitted only to assignees or transferees that meet the eligibility criteria for participation in the entrepreneur block auction at the time the application for assignment or transfer of control is filed or, if the proposed assignee or transferee holds other licenses for C Block and F Block, met the same eligibility criteria at the time of receipt of such licenses, or to any qualified entity only if the original licensee has met the applicable five-year construction requirement for the license. Any transfers or assignments by licensees that qualified for installment payments during the entire ten-year initial license terms are subject to unjust enrichment penalties; i.e., acceleration of any installment payment plans should the assignee or transferee not qualify for the same benefits. Any transfers or assignments by licensees that qualified for bidding credits during the first five years of the license term are subject to unjust enrichment penalties; i.e., forfeiture of any bidding credit based upon the amount of time the initial license has been held should the assignee or transferee not qualify for these same benefits. In the case of the C and F Block licenses, the FCC will conduct random audits to ensure that licensees are in compliance with the FCC’s eligibility rules. Violations of the Communications Act or the FCC’s rules could result in license revocations, forfeitures or fines.

      Until April 4, 2005, the FCC prohibits a PCS licensee from interfering with existing licensees that operate certain fixed microwave systems within its license area. To secure a sufficient amount of unencumbered spectrum to operate our PCS systems efficiently and with adequate population coverage, we may need to relocate many of these incumbent licensees, at our expense, to other frequencies or to reimburse other previously-licensed PCS licensees for expenses they have incurred in relocating incumbent licensees that we might otherwise have been required to relocate. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC has adopted a transition plan to relocate such microwave operators to other spectrum blocks and a cost sharing plan so that if the relocation of an incumbent benefits more than one PCS licensee, the benefiting PCS licensees will share the cost of the relocation. This transition plan allows most microwave users to operate on the PCS spectrum for a one-year voluntary negotiation period and an additional one-year mandatory negotiation period. For public safety entities dedicating a majority of their system communications for police, fire or emergency medical services operations, the voluntary negotiation period is three years, with an additional two-year mandatory negotiation period. After the voluntary and mandatory negotiation periods expire, the microwave user continues to hold primary status until April 4, 2005, but may be involuntarily relocated, albeit at the PCS licensee’s expense. Parties unable to reach agreement within these time periods may refer the matter to the FCC for resolution, but the incumbent microwave user is permitted to continue its operations until final FCC resolution of the matter. The transition and cost sharing plans expire on April 4, 2005, at which time remaining incumbents in the PCS spectrum will be responsible for their costs to relocate to alternate spectrum locations. We have not yet determined the extent, if any, of expenses we may need to incur for the relocation of microwave incumbents in order to provide PCS services using our PCS licenses. We also cannot be sure that any transitions will occur in a timely fashion that will allow us to meet our marketing and operating objectives.

      The FCC has also adopted rules to govern customer billing by CMRS providers and is considering whether to extend billing rules currently applicable to landline carriers to CMRS carriers. Adoption of some of the FCC’s proposals could increase the complexity and costs of our billing processes and limit the manner in which we bill for services.

      The FCC may deny applications for FCC authority, and in extreme cases revoke licenses, if it finds that an entity lacks the requisite “character” qualifications to be a licensee. In making the determination, the FCC considers whether an applicant or licensee has been the subject of adverse findings in a judicial or administrative proceeding involving felonies, the possession or sale of unlawful drugs, fraud, antitrust violations or unfair competition, employment discrimination, misrepresentations to the FCC or other government agencies, or serious violations of the Communications Act or FCC regulations. To our knowledge, there are no activities and no judicial or administrative proceedings involving either the licensees, or us in which we hold a controlling interest that would warrant such a finding by the FCC.

      If foreign nationals or their representatives, a foreign government or its representative or any corporation organized under the laws of a foreign country own of record or vote greater than 25 percent of our equity and the FCC determines that the public interest would be so served, it may revoke our cellular licenses or require an ownership restructuring. The FCC will generally permit additional indirect ownership in excess of the statutory 25 percent benchmark where that interest is to be held by an entity or entities from member countries of the World Trade Organization. For investors from countries that are not members of the World Trade Organization, the FCC will determine whether the home country of the foreign investor extends reciprocal treatment called “equivalent competitive opportunities” to U.S. entities. If these opportunities do not exist, the FCC may not permit investment beyond the 25 percent benchmark. These restrictions could adversely affect our ability to attract additional equity financing. We have no knowledge that any foreign entity directly or indirectly owns a significant percentage of our capital stock.

      The Telecommunications Act of 1996, which made significant changes to the Communications Act, requires state public utilities commissions and/or the FCC to implement policies that mandate reciprocal compensation between local exchange carriers, a category that will, for these purposes, include cellular carriers, for interconnection services at rates more closely related to cost. In a rulemaking proceeding pertaining to interconnection between local exchange carriers and CMRS providers such as us, the FCC concluded that local exchange carriers are required to compensate CMRS providers for the reasonable costs incurred by these providers in terminating traffic that originates on local exchange carrier facilities, and vice versa. Consistent with this ruling, the FCC has determined that local exchange carriers may not charge a CMRS provider or other carrier for terminating local exchange carrier-originated traffic and that local exchange carriers may not charge CMRS providers for number activation and usage fees. Depending on further FCC disposition of these issues, we may or may not be successful in securing refunds, future relief or both, with respect to charges for termination of local exchange carrier-originated local traffic. If the FCC ultimately resolves these issues in favor of CMRS providers, then we will pursue relief through settlement negotiations, administrative complaint procedures or both. If these issues are ultimately decided in favor of the local exchange carriers, we likely would be required to pay all past due contested charges and may also be assessed interest and late charges for the withheld amounts. These requirements could in the future have a material effect on us. The FCC is currently considering changes to local exchange carrier-CMRS interconnection and other so-called “intercarrier compensation” schemes, and the outcome of the proceeding may affect the manner in which CMRS carriers are charged for such traffic.

      The Telecommunications Act requires, and the FCC has adopted, rules that require interstate communications carriers, including cellular carriers, to “make an equitable and non-discriminatory contribution” to a universal service fund that reimburses communications carriers that provide basic communications services to users who receive services at subsidized rates. We have made such payments as the FCC has required. We may also seek to qualify for payments from these federal and state programs in high cost areas where we provide wireless communications services, although we are not certain of the extent to which such payments will be available to cellular carriers. If such payments are made available to us, they would be an additional source of revenue to us that could be used to subsidize service we provide in the high cost areas. The FCC recently initiated a rule making proceeding in which it solicits public comment on ways of reforming both the manner by which it assesses carrier contributions to the Universal Service Fund and the way in which carriers may recover their costs from customers. Reforms adopted in this proceeding may have an impact on carriers’ operating expenses and on their ability to recover universal service contributions from customers.

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

      Additionally, the Telecommunications Act specifically exempts all cellular carriers from the obligation to provide equal access to interstate long distance carriers. However, the Telecommunications Act gives the FCC the authority to impose rules to require unblocked access through carrier identification codes or 800/888 numbers, so that cellular subscribers are not denied access to the long distance carrier of their choosing, if the FCC determines that the public interest so requires. We currently provide “dial around” equal access to all of our customers.

      The Telecommunications Act also imposes restrictions on a telecommunications carrier’s use of customer proprietary network information without prior customer approval. FCC rules implementing these restrictions are being revised but have the potential to impose upon us new costly obligations and impose burdens on our current marketing activities. The FCC’s rules implementing the Telecommunications Act’s customer proprietary network information provisions were vacated by the United States Court of Appeals for the Tenth Circuit on First Amendment grounds and the Supreme Court declined to review the Tenth Circuit’s decision. The FCC has sought public comment on whether to modify its rules to address the court’s concerns, and imposition of rules similar to those vacated by the court could impose additional costs on us and inhibit our marketing efforts.

      The Telecommunications Act also requires telecommunications carriers to make their services accessible to persons with disabilities and the FCC’s rules implementing these requirements are in effect. These rules generally require service providers to offer equipment and services that are accessible to and usable by persons with disabilities, if readily achievable, and to comply with complaint/grievance procedures for violations of these provisions. These rules are largely untested and are subject to interpretation through the FCC’s complaint process. While much of the focus of these rules is on the manufacture of equipment, carriers such as us could, if found to have violated the rules, be subject to fines and/or the imposition of costly new requirements. As a related matter, the FCC has proposed requiring wireless handsets to be compatible with hearing aids, which may increase the price of handsets for customers.

      In addition, the FCC has adopted rules to promote the conservation of numbering resources and is considering additional rules in this area. These rules require wireless carriers to participate in number pooling (whereby phone numbers are allocated in blocks of 1,000 rather than 10,000) when they have implemented number portability capabilities, and imposed additional administrative, monitoring and number reclamation obligations on all carriers (currently required by November 24, 2002), including wireless carriers. These efforts may affect wireless service providers by imposing additional costs or limiting access to numbering resources. The FCC also has authorized states to initiate limited numbering administration to supplement federal requirements including a number of states in which we provide service.

      The FCC has determined that interexchange (long distance) service offerings of CMRS providers are subject to rate averaging and rate integration requirements of the Telecommunications Act. Rate averaging requires us to average our intrastate long distance CMRS rates between high cost and urban costs. The FCC has delayed implementation of the rate integration requirements with respect to wide area rate plans pending further reconsideration of its rules, and has delayed the requirement that CMRS carriers integrate their rates among CMRS affiliates. Other aspects of the FCC’s rules have been vacated by the United States Court of Appeals for the District of Columbia, and are subject to further consideration by the FCC. There is a pending proceeding in which the FCC will determine how integration requirements apply to CMRS offerings, including single rate plans. To the extent that we offer services subject to these requirements, our pricing flexibility is reduced, and there is no assurance that the FCC will decline to impose these requirements on us and/or across our various CMRS affiliates.

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

State, Local and Other Regulation

      The Communications Act preempts state or local regulation of the market entry of, or the rates charged by, any CMRS provider, which include cellular telephone service and PCS providers. The FCC denied the petitions of eight states to continue their rate regulation authority, including authority over cellular operators. As a practical matter, we are free to establish rates and offer new products and service with a minimum of regulatory requirements. The states in which we operate maintain nominal oversight jurisdiction, primarily focusing upon prior approval of acquisitions and transfers of licenses and resolution of customer complaints. However, states may continue to regulate “other terms and conditions” of wireless service, and a number of state authorities have initiated actions or investigations of various wireless carrier practices. The outcome of these proceedings is uncertain and could require us to change certain of our marketing practices and ultimately increase state regulatory authority over the wireless industry.

      The location and construction of our cellular and PCS transmitter towers and antennas are subject to FCC and Federal Aviation Administration regulations and are subject to federal, state and local environmental regulation, as well as state or local zoning, land use and other regulation. Before we can put a system into commercial operation, we must obtain all necessary zoning and building permit approvals for the cell site and microwave tower locations. The time needed to obtain zoning approvals and requisite state permits varies from market to market and state to state. Likewise, variations exist in local zoning processes. Additionally, any proposed site must comply with the FCC’s environmental rules. If zoning approval or requisite state permits cannot be obtained, or if environmental rules make construction impossible or infeasible on a particular site, our network design might be adversely affected, network design costs could increase and the service provided to our customers might be reduced.

      We cannot assure you that any state or local regulatory requirements currently applicable to our systems will not be changed in the future or that regulatory requirements will not be adopted in those states and localities, which currently have none. Such changes could impose new obligations on us that would adversely affect our operating results.

Future Regulation

      From time to time, federal or state legislators propose legislation that could affect us, either beneficially or adversely. We cannot assure you that federal or state legislation will not be enacted, or that regulations will not be adopted or actions taken by the FCC or state regulatory authorities that might adversely affect our business. Changes such as the allocation by the FCC of radio spectrum for services that compete with our business could adversely affect our operating results.

Employees and Agents

      As of December 31, 2001, we had approximately 2,300 full time employees. In addition, as of that date, we and American Cellular had agreements with approximately 200 and 175 independent sales agents, including car dealerships, electronics stores, paging service companies and independent contractors, respectively. We consider our employee relations to be good.

Item 2. Properties

      We maintain our corporate headquarters in Oklahoma City, Oklahoma and own or lease four regional call centers throughout the United States. During the second quarter of 2001, we relocated our corporate headquarters within Oklahoma City, Oklahoma to a larger facility to accommodate our growth in employees. As of December 31, 2001, our wireless operations and American Cellular’s operations leased approximately 180 and 85 retail stores and outlets and approximately 10 and 5 administrative offices, respectively. We review these leases from time-to-time and, in the future, may lease or acquire new facilities as needed. We do not anticipate encountering any material difficulties in meeting our future needs for leased space.

Item 3. Legal Proceedings

      We are not currently aware of any pending or threatened litigation against us or our subsidiaries that could have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      On February 9, 2000, we completed the initial public offering of 25,000,000 shares of our Class A common stock and the additional sale of 1,500,000 shares of our Class A common stock. Our Class A common stock is traded over-the-counter and is quoted on the Nasdaq National Market System under the ticker symbol “DCEL”. There currently is no established public trading market for our Class B common stock, Class C common stock or Class D common stock. Each share of our Class B common stock is convertible into one share of our Class A common stock and each share of Class B common stock is entitled to ten votes per share. Each share of our Class C common stock and Class D common stock is convertible into 111.44 shares of our Class A common stock, and is not entitled to vote.

      The following table sets forth the range of high and low prices for our Class A common stock from our first day of trading on February 9, 2000 through March 22, 2002:

2000	High	Low

First Quarter (beginning February 9)	$24.13	$16.88
Second Quarter	30.06	18.50
Third Quarter	23.88	13.69
Fourth Quarter	18.13	9.75

2001	High	Low

First Quarter	$22.44	$12.88
Second Quarter	18.05	11.40
Third Quarter	17.19	7.90
Fourth Quarter	13.07	6.27

2002	High	Low

First Quarter (through March 22)	$8.81	$2.12

      As of March 22, 2002, there were 98 holders of record for our Class A common stock and three shareholders of record of our Class B common stock. The closing price of our Class A common stock on March 22, 2002 was $3.09 per share. No shares of our Class C common stock and Class D common stock were outstanding as of March 22, 2002.

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

Item 6. Selected Financial Data

      The following table sets forth certain historical consolidated financial data with respect to each of the five years ended December 31, 2001. The consolidated financial data has been derived from our consolidated financial statements and have been restated to reflect the sale of the properties we sold to Verizon Wireless as discontinued operations. The historical consolidated financial data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and the related notes thereto included in Item 8, Financial Statements and Supplementary Data.

	Year Ended December 31,

	2001	2000	1999	1998	1997

	($ in thousands except per share
	and per subscriber data)
Statement of Operations Data:
Revenue:
Service revenue	$329,029	$253,223	$188,022	$73,129	$46,121
Roaming revenue	247,630	199,049	130,400	58,730	26,262
Equipment and other revenue	22,745	23,674	12,956	3,527	2,042

Total operating revenue	599,404	475,946	331,378	135,386	74,425

Operating expenses:
Cost of service	164,198	113,496	80,554	41,383	24,142
Cost of equipment	50,754	48,125	25,085	7,121	4,046
Marketing and selling	74,798	67,442	47,384	20,428	10,669
General and administrative	74,483	65,354	50,540	23,189	11,555
Depreciation and amortization	184,427	157,022	117,056	39,431	16,798

Total operating expenses	548,660	451,439	320,619	131,552	67,210

Operating income	50,744	24,507	10,759	3,834	7,215
Interest expense	(143,020)	(136,636)	(103,301)	(32,689)	(27,640)
Other income, net	1,791	5,519	2,259	2,682	2,777
Minority interests in income of subsidiaries(1)	(5,895)	(4,215)	(2,973)	(2,310)	(1,693)
Loss from investment in joint venture	(69,181)	(50,293)	—	—	—
Income tax benefit	36,650	41,916	35,437	10,824	3,625

Loss from continuing operations before extraordinary items	(128,911)	(119,202)	(57,819)	(17,659)	(15,716)
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	1,337	(5,922)	(51,504)	(32,736)	332
(Loss) income from discontinued operations from investment in joint venture, net of income taxes	(720)	671	—	—	—
Loss on disposal of discontinued operations, net of income taxes	—	—	(18,248)	—	—
Extraordinary items, net of income taxes(2)	—	(20,387)	—	(2,166)	(1,350)

Net loss	(128,294)	(144,840)	(127,571)	(52,561)	(16,734)
Dividends on preferred stock	(86,325)	(126,686)	(69,477)	(23,955)	(2,603)

Net loss applicable to common stockholders	$(214,619)	$(271,526)	$(197,048)	$(76,516)	$(19,337)

Net loss applicable to common stockholders per common share:
Continuing operations	$(1.37)	$(1.33)	$(1.05)	$(0.34)	$(0.30)
Discontinued operations	0.01	(0.06)	(1.27)	(0.62)	0.01
Extraordinary expense	—	(0.23)	—	(0.04)	(0.03)
Dividends on preferred stock	(0.92)	(1.42)	(1.27)	(0.45)	(0.05)

Net loss applicable to common stockholders per common share	$(2.28)	$(3.04)	$(3.59)	$(1.45)	$(0.37)

Cash dividends declared per common share	$—	$—	$—	$—	$0.14

Weighted average common shares outstanding	93,969,310	89,417,829	54,823,354	52,773,972	52,728,059

	December 31,

	2001	2000	1999	1998	1997

	($ in thousands)
Other Financial Data:
Capital expenditures, excluding cost of acquisitions	$92,963	$119,407	$75,398	$45,487	$23,199
Other Data:
Subscribers (at period end)	700,200	599,700	412,700	338,200	91,900
Penetration (at period end)(3)	11.0%	9.4%	7.8%	7.0%	6.3%
Average monthly churn rate(4)	2.0%	2.0%	1.9%	2.0%	1.9%
Average monthly service revenue per subscriber(5)	$42	$42	$42	$48	$48

	December 31,

	2001	2000	1999	1998	1997

	($ in thousands)
Balance Sheet Data:
Cash and cash equivalents	$161,568	$145,395	$4,004	$22,373	$2,752
Restricted cash and investments	—	26,154	49,346	75,580	26,777
Net fixed assets	296,196	276,468	180,393	157,978	52,374
Total assets	2,569,127	2,631,208	1,655,084	1,703,427	359,645
Long-term debt, net of current portion	1,576,372	1,657,632	1,055,816	1,103,857	335,570
Mandatorily redeemable preferred stock	791,915	519,809	540,722	381,320	11,623
Stockholders’ (deficit) equity	(157,000)	100,107	(353,830)	(156,783)	(36,673)

(1)	Reflects minority interests in partnerships in which we own the majority interests.

(2)	Extraordinary items reflect losses related to early extinguishment of debt.

(3)	Determined by dividing our total ending subscribers for the period by the estimated total population covered by applicable FCC licenses.

(4)	Churn means the number of subscriber cancellations per period as a percentage of the weighted average total subscribers during such period.

(5)	Excludes roaming and equipment and other revenue.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis presents factors, which we believe are relevant to an assessment and understanding of our consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our consolidated financial statements and the related notes included in Item 8.

Overview

      We are one of the largest providers of rural and suburban wireless communications systems in the United States. We began providing wireless telephone services in 1990 in Oklahoma and the Texas Panhandle. We have rapidly expanded our wireless operations with an acquisition strategy targeting underdeveloped rural and suburban areas, which have a significant number of potential customers with substantial needs for wireless communications. At December 31, 2001, our wireless systems covered a population of approximately 6.4 million and we had approximately 700,200 subscribers, with an aggregate market penetration of approximately 11.0%. We serve markets in portions of Alaska, Arizona, California, Kansas, Maryland, Michigan, Missouri, New York, Ohio, Oklahoma, Pennsylvania, Texas and West Virginia.

      On February 25, 2000, we and AT&T Wireless Services, Inc., through our equally-owned joint venture, acquired American Cellular for approximately $2.5 billion, including fees and expenses. As of December 31, 2001, American Cellular’s systems covered a total population of approximately 5.0 million and had approximately 632,100 subscribers, giving American Cellular an aggregate market penetration of approximately 12.6%. We manage American Cellular, whose markets have demographic characteristics similar to ours in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin.

      We account for our interest in the American Cellular joint venture using the equity method of accounting. As a result, we have reflected our 50% share of the joint venture’s equity in a single line item entitled “Investment in joint venture” in our balance sheet and we have reflected our 50% share of the joint venture’s net income or losses in a single line item entitled “Loss from investment in joint venture” in our statement of operations. To the extent that the joint venture incurs losses in the future, our “Investment in joint venture” will be reduced.

      From 1996 through 2000, we completed 23 acquisitions of wireless licenses and systems and related assets, excluding American Cellular, for an aggregate purchase price of $2.5 billion, increasing the total proportionate population served by our systems and expanding the geographical scope of our operations. Although our cash flow from operations increased as a result of these acquisitions, the increased amortization of FCC licenses and related assets, and our acquisition costs, together with the increased interest expense and dividend requirements associated with our outstanding indebtedness and preferred stock, resulted in increased losses applicable to common stockholders for 2000 and 1999. During 2001, we did not acquire new wireless licenses and systems through acquisitions, therefore our growth in revenues and operating income reflect our internally generated growth in our subscriber base. However, our interest in the American Cellular joint venture has resulted in an immediate increase in our net losses. We expect our net losses to continue until we further expand our acquired systems and increase our subscriber base. Our acquisitions affect the comparability of our historical results of operations for the periods discussed; therefore, these results may not be indicative of future performance.

      On January 26, 2001, the Federal Communications Commission concluded an auction of 10MHz and 15 MHz PCS licenses in the C and F blocks in a number of markets. Through one of our wholly-owned subsidiaries we were the winning bidder for 14 of the auctioned licenses representing an estimated total population of 19.8 million. The FCC is currently considering our post-auction application for a grant of those licenses, as well as legal challenges to this application. If our subsidiary is granted all 14 licenses, our total cost will be $546.1 million. However, in June 2001, the United States Court of Appeals for the District of Columbia Circuit ruled that the FCC did not have the authority to auction certain of those licenses, including 11 of the 14 licenses, which constitutes $536.5 million of total amount that we bid. The Circuit Court decision was appealed to the United States Supreme Court which, on March 4, 2002, granted certiorari and agreed to hear the appeal. If the decision of the Court of Appeals is upheld on appeal, it is unlikely that we will be granted any of those 11 licenses.

Discontinued Operations

      On October 29, 2001, we entered into a definitive agreement for the sale of three of our wireless properties to Verizon Wireless for a total purchase price of $263.0 million. These properties include California 7 RSA, Ohio 2 RSA and Georgia 1 RSA, which cover a total population of approximately 659,000. On December 6, 2001, we entered into another definitive agreement with Verizon Wireless to sell our 75% ownership interest in Arizona 5 RSA for a total purchase price of $85.0 million. Arizona 5 RSA covers a total population of approximately 199,200. On October 30, 2001, two wholly-owned, indirect subsidiaries of our 50% owned joint venture, American Cellular, entered into an additional definitive agreement with Verizon Wireless to sell Tennessee 4 RSA for a total purchase price of $202.0 million, which covers a total population of approximately 290,800. As a result of these agreements, the results of operations, assets and liabilities of these markets during the years presented are included as discontinued operations in our consolidated financial statements. We completed these transactions during February 2002, and we used the proceeds from the sale of these properties primarily to pay down bank debt under the respective credit facilities.

      On January 24, 2000, we distributed the stock of our former subsidiary, Logix Communications Enterprises, Inc. to certain of our shareholders. Logix is accounted for as a discontinued operation in our consolidated financial statements during 1999.

Revenue

      Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

      We primarily derive service revenue by providing wireless services to our subscribers. The industry has experienced declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. The yield on our service revenue (service revenue divided by subscriber minutes of use) was $.26, $.29 and $.39 per minute for the years ended December 31, 2001, 2000 and 1999, respectively. These declines have been generally offset by significant increases in average minutes of use per subscriber. We believe that the industry trend toward increasing minutes of use per subscriber will continue to offset declining revenues per minute of use due to the continued popularity of single rate calling plans and the enhanced service capacity of recently developed digital networks.

      Our service revenue also includes charges to our subscribers when those subscribers roam into other wireless providers’ markets. Through 1999, our accounting practice was to net those revenues against the associated expenses charged to us by third-party wireless providers (that is, the fees we pay the other wireless providers for carrying our subscribers’ calls on their network) and to record the net expense as cost of service. Historically, we have been able to pass through to our subscribers the majority of the costs charged to us by third-party wireless providers. Recently, the industry has been increasing the use of pricing plans that include flat rate pricing and larger home areas. Under these types of plans, amounts charged to us by other wireless providers may not necessarily be passed through to our subscribers. Therefore, effective January 1, 2000, we changed our accounting procedures to report these revenues and expenses separately in our statements of operations and have reclassified prior year amounts to reflect this change in accounting practice.

      We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming accounted for 41.3%, 41.8% and 39.4% of our operating revenue for the years ended December 31, 2001, 2000 and 1999, respectively. Roaming revenues typically yield higher average per minute rates and higher margins than revenues from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to network operations, billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, even though roaming revenue yields have offered higher margins than revenue from our subscribers, the yields are declining and are becoming more comparable to yields from our subscribers due to increased market pressures and competition between wireless providers. Our roaming yield (roaming service revenues, which includes airtime, toll charges and surcharges, divided by roaming minutes of use) was $.33, $.40 and $.47 per minute for the years ended December 31, 2001, 2000 and 1999, respectively. We believe that the trend of increasing roaming minutes will continue to offset declining roaming yields. Roaming revenue tends to be impacted by seasonality. We typically have higher roaming revenue during the second and third quarters of each year, as users tend to travel more and therefore use their wireless phones more during the spring and summer months.

      We include long-distance revenue in service revenue and roaming revenue. Equipment revenue is revenue from selling wireless equipment to our subscribers.

      Our overall penetration rates increased in 2001 compared to 2000, and in 2000 compared to 1999 due to the incremental penetration gains in existing markets. We believe that, as our penetration rates increase, the increase in new subscriber revenue will exceed the loss of revenue attributable to our churn rates.

Costs and Expenses

      Our primary operating expense categories include cost of service, cost of equipment, marketing and selling costs, general and administrative costs and depreciation and amortization.

      Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets. As discussed above with regard to service revenue, there is a continuing trend toward increasing minutes-of-use per subscriber. This includes minutes used by our subscribers when they roam into other providers’ markets. Consistent with this trend, our roaming expense per minute has declined. This decline in expense per minute has helped offset the increased expense from growth in minutes-of-use per subscriber.

      Our cost of equipment represents the cost associated with telephone equipment and accessories sold to customers. In recent years, we and other wireless providers have increased the use of discounts on phone equipment and free phone promotions, as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales, which have resulted in increased marketing and selling costs per gross subscriber addition. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased revenue from increases in the number of wireless subscribers.

      Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell wireless products and services. We pay commissions to sales personnel and independent sales agents for new business generated.

      Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections, and corporate administration. We provide management and certain other services to our 50% owned subsidiary, American Cellular, in accordance with a management agreement. Therefore, our corporate and shared call center costs incurred by American Cellular and us are shared and allocated primarily based on our estimated subscribers and the populations in our respective licensed areas.

      Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of our intangible assets; primarily wireless license acquisition costs and customer lists.

Critical Accounting Policies and Practices

      We must necessarily use estimates in the presentation of our financial statements with respect to the effect of matters that are inherently uncertain. Our use of estimates and assumptions affects the reported amounts of assets, liabilities, and the amount of revenues and expenses we recognize for and during the reporting period.

      Our general and administrative expenses and certain other operating expenses include all infrastructure costs, including costs for customer support, billing, collections and corporate administration. We provide management and certain other services to all of our subsidiaries, including our 50% owned subsidiary,

American Cellular, under the terms of a management agreement. As a result, we share our corporate and shared call center costs with our subsidiaries allocated primarily on the estimated subscribers and populations in our respective licensed areas. If there were a change in the method used to allocate shared costs among us and our subsidiaries, the change could have a significant impact on our results of operations.

      We amortize and depreciate our property, plant and equipment, wireless licenses, customer lists and certain other long-lived assets over their useful lives. These useful lives are based on our estimates of the period that the assets will generate revenue. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. With the implementation of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which requires companies to stop amortizing existing goodwill and intangible assets with indefinite lives, we would treat our wireless licenses as indefinite life intangibles. As a result, effective January 1, 2002, we will no longer amortize wireless licenses. Instead, we will test these licenses for impairment at least annually. This change in policy will have a significant impact to our results of operations and financial position. During 2001, the aggregate amount of amortization expense, net of income tax, attributable to our wireless licenses was approximately $64.9 million. In addition, during 2001, our 50% owned unconsolidated subsidiary, American Cellular, recorded approximately $58.3 million and approximately $34.5 million of amortization expense, net of income tax, related to their goodwill and wireless license acquisition costs, respectively. Through December 31, 2001, our accounting policy was to evaluate the carrying value of our intangible assets based on our undiscounted cash flows. However, as a result of implementing SFAS 142, we are now required to evaluate the carrying value of our indefinite life intangibles using their fair values. Upon implementation of this new pronouncement, we expect to record a charge, net of income tax, of approximately $33 million to reflect the write-down of our wireless license acquisition costs to their fair value and a charge of approximately $141 million to reflect our equity in the write-down of the wireless license acquisition costs of our 50% owned subsidiary, American Cellular, to their fair value.

      We believe it is necessary for an understanding of our significant accounting policies to read the above in conjunction with Note 2 of Item 8, “Significant Accounting Policies,” of this Form 10-K.

Results of Operations

      The financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statement numbers.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Operating revenue. For the year ended December 31, 2001, our total operating revenue increased $123.5 million, or 25.9%, to $599.4 million from $475.9 million for the comparable period in 2000. Our total service revenue, roaming revenue and equipment and other revenue represented 54.9%, 41.3% and 3.8%, respectively, of total operating revenue during the year ended December 31, 2001 and 53.2%, 41.8% and 5.0%, respectively, of total operating revenue during the year ended December 31, 2000.

      The following table sets forth the components of our revenue for the periods indicated:

	Year Ended
	December 31,

	2001	2000

	($ in thousands)
Operating revenue:
Service revenue	$329,029	$253,223
Roaming revenue	247,630	199,049
Equipment and other revenue	22,745	23,674

Total	$599,404	$475,946

      For the year ended December 31, 2001, our service revenue increased $75.8 million, or 29.9%, to $329.0 million from $253.2 million for the year ended December 31, 2000. Of the increase, $14.3 million was attributable to markets acquired during 2000. The remaining increase of $61.5 million was primarily attributable to our increased subscriber base. Our subscriber base increased 16.8% to 700,200 at December 31, 2001 from 599,700 at December 31, 2000. Our average monthly service revenue per subscriber remained constant at $42 for the years ended December 31, 2001 and 2000. Historically, our average monthly service revenue per subscriber has been decreasing due to increased competition and market pressure. However, our average monthly service revenue per subscriber has recently been positively impacted by changes in the mix of digital and analog subscribers in our subscriber base. On December 31, 2001, 75% of our subscriber base was on digital rate plans compared to 44% at December 31, 2000. Our digital rate plans typically produce higher service revenue per subscriber and allow subscribers to use more minutes in a larger home area than our analog rate plans.

      For the year ended December 31, 2001, our roaming revenue increased $48.6 million, or 24.4%, to $247.6 million from $199.0 million for the year ended December 31, 2000. Of the increase, $16.3 million was attributable to markets acquired during 2000. The remaining increase of $32.3 million was attributable to a 49.5% increase in roaming minutes in our existing markets due to expanded coverage areas and usage in these markets, offset by a 17.5% decline in our roaming revenue per minute-of-use.

      For the year ended December 31, 2001, our equipment and other revenue decreased $1.0 million, or 3.9%, to $22.7 million from $23.7 million for the year ended December 31, 2000 due to increased discounts on sales of equipment as a result of market competition.

      Cost of service. For the year ended December 31, 2001, our total cost of service increased $50.7 million, or 44.7%, to $164.2 million from $113.5 million for the comparable period in 2000. Of this increase, $9.4 million was attributed to markets acquired during 2000. As described with our service revenue above, on average, our digital subscribers use more minutes than our analog subscribers. This increased usage also increases the minutes used by our subscribers outside of our markets, thus increasing the expenses we are charged by third-party wireless providers. Our cost of service increased approximately $26.4 million due to increased charges by third party wireless providers. The remaining increase of $14.9 million was primarily the result of increased networking costs associated with our increased build-out of cell sites and continual upgrades to our digital network.

      Cost of equipment. For the year ended December 31, 2001, our cost of equipment increased $2.7 million, or 5.5%, to $50.8 million during 2001 from $48.1 million in 2000, primarily from an increase in the volume of equipment sold due to the growth in subscriber additions and the migration of subscribers from analog to digital service.

      Marketing and selling costs. For the year ended December 31, 2001, our marketing and selling costs increased $7.4 million, or 10.9%, to $74.8 million from $67.4 million for the year ended December 31, 2000. This was a result of an increase in gross subscriber additions. We had 264,600 gross subscriber additions during the year ended December 31, 2001 compared to 226,000 gross subscriber additions during the year ended December 31, 2000, which is an increase of 17.1%. Gross subscriber additions do not include subscribers acquired through business acquisitions.

      General and administrative costs. For the year ended December 31, 2001, our general and administrative costs increased $9.1 million, or 14.0%, to $74.5 million from $65.4 million for the year ended December 31, 2000. For the year ended December 31, 2001, general and administrative costs of $3.7 million were attributable to markets acquired in 2000. The remaining increase of $5.4 million was the result of increased infrastructure costs, including customer service, billing, collections and administrative costs as a result of the overall growth of our business. Our average monthly general and administrative costs per average subscriber decreased 9.1% to $10 for 2001 compared to $11 for 2000. This decrease in general and administrative costs per subscriber was primarily from efficiencies gained from the integration of acquired companies.

      Depreciation and amortization expense. For the year ended December 31, 2001, our depreciation and amortization expense increased $27.4 million, or 17.5%, to $184.4 million from $157.0 million for 2000. The increase is a result of additional depreciation on fixed assets acquired in 2001 and 2000 and intangible assets acquired in 2000.

      Interest expense. For the year ended December 31, 2001, our interest expense increased $6.4 million, or 4.7%, to $143.0 million from $136.6 million for the year ended December 31, 2000. The increase resulted primarily from our increased interest rates incurred as a result of our interest rate hedge on our credit facility.

      Other income, net. For the year ended December 31, 2001, our other income decreased by $3.7 million to $1.8 million from $5.5 million for the year ended December 31, 2000.

      Minority interests in income of subsidiaries. For the year ended December 31, 2001, our minority interests in income of subsidiaries increased $1.7 million, or 39.9%, to $5.9 million from $4.2 million in 2000. This increase was attributable to the increased income earned from our subsidiaries in established markets in which we do not own a 100% interest.

      Loss from investment in joint venture. For the year ended December 31, 2001, we incurred a loss, net of income tax benefits, from our American Cellular joint venture totaling $69.2 million compared to a net loss of $50.3 million for the year ended December 31, 2000. These losses represent our proportionate loss in American Cellular.

      Income (loss) from discontinued operations. For the year ended December 31, 2001, we had income from discontinued operations of $1.3 million, compared to a loss of $5.9 million for the year ended December 31, 2000. This increase of $7.2 million in our income from discontinued operations is primarily due to an increase in operating income of $10.2 million, offset by an increase in interest expense of $2.3 million relating to the markets which we sold to Verizon Wireless during February 2002.

      (Loss) income from discontinued operations from investment in joint venture. For the year ended December 31, 2001, we had a loss from discontinued operations from investment in joint venture of $0.7 million, compared to income of $0.7 million for the year ended December 31, 2000. This increase of $1.4 million in our loss from discontinued operations from investment in joint venture reflects our 50% share of the increased losses from the Tennessee 4 market, which was sold to Verizon Wireless on February 8, 2002.

      Extraordinary expense. For the year ended December 31, 2000, we incurred an extraordinary pretax loss of approximately $32.9 million. This loss was a result of a tender premium paid on the early redemption of our 11.75% senior notes and the writing off of previously capitalized financing costs associated with the 11.75% senior notes and the previous DOC and DCOC credit facilities, which were refinanced in January 2000.

      Net loss. For the year ended December 31, 2001, our net loss was $128.3 million. Our net loss decreased $16.5 million, or 11.4%, from $144.8 million for the year ended December 31, 2000. The decrease in our net loss was primarily attributable to an increase in operating income of $26.2 million, offset by an increase in interest expense of $6.4 million during 2001 and the extraordinary expense of $20.4 million for the year ended December 31, 2000.

      Dividends on preferred stock. For the year ended December 31, 2001, our dividends on preferred stock decreased $40.4 million, or 31.9%, to $86.3 million from $126.7 million for the year ended December 31, 2000. This decrease was primarily the result of a $60.4 million dividend recognized upon the conversion of our Class D Preferred Stock into Class E Preferred Stock and old Class A Common Stock, which occurred in the first quarter of 2000, offset by dividends related to our issuance of 200,000 shares of our Series AA Preferred Stock on February 8, 2001.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Operating revenue. For the year ended December 31, 2000, our total operating revenue increased $144.5 million, or 43.6%, to $475.9 million from $331.4 million for the comparable period in 1999. Our total service revenue, roaming revenue and equipment and other revenue represented 53.2%, 41.8% and 5.0%, respectively, of total operating revenue during the year ended December 31, 2000 and 56.7%, 39.4% and 3.9%, respectively, of total operating revenue during the year ended December 31, 1999.

      The following table sets forth the components of our revenue for the periods indicated:

	Year Ended December 31,

	2000	1999

	($ in thousands)
Operating revenue:
Service revenue	$253,223	$188,022
Roaming revenue	199,049	130,400
Equipment and other revenue	23,674	12,956

Total	$475,946	$331,378

      For the year ended December 31, 2000, our service revenue increased $65.2 million, or 34.7%, to $253.2 million from $188.0 million for the year ended December 31, 1999. Of the increase, $33.1 million was attributable to the service revenue earned by markets acquired during 2000 and 1999 acquisitions. The remaining increase of $32.1 million was due to increased penetration and usage in our markets. Our subscriber base increased 45.3% to approximately 599,700 at December 31, 2000 from 412,700 at December 31, 1999. Approximately 94,200 subscribers were added since December 31, 1999 as a result of acquisitions. Our average monthly service revenue per subscriber remained constant at $42 for the year ended December 31, 2000 compared to the year ended December 31, 1999.

      For the year ended December 31, 2000, our roaming revenue increased $68.6 million, or 52.6%, to $199.0 million from $130.4 million for the year ended December 31, 1999. Of the increase, $34.6 million was attributable to the roaming revenue earned by markets acquired during 2000 and 1999 acquisitions. The remaining increase of $34.0 million was attributable to a 78.8% increase in roaming minutes in our markets due to expanded coverage areas and increased usage in these markets, offset by a 14.9% decline in our roaming revenue per minute-of-use.

      For the year ended December 31, 2000, our equipment and other revenue increased $10.7 million, or 82.7%, to $23.7 million from $13.0 million for the year ended December 31, 1999. Of this increase, $3.3 million was due to equipment and other revenue earned from markets we acquired during 2000 and 1999, the remaining increase of $7.4 million was due to increased sales of equipment as a result of growth in gross subscriber additions.

      Cost of service. For the year ended December 31, 2000, our total cost of service increased $32.9 million, or 40.9%, to $113.5 million from $80.6 million for the comparable period in 1999. Of this increase, $20.8 million was due to markets we acquired during 2000 and 1999. The remaining increase of $12.1 million was primarily attributable to increased subscribers and minutes of use in our markets and markets owned by third party wireless providers.

      Cost of equipment. For the year ended December 31, 2000, our cost of equipment increased $23.0 million, or 91.8%, to $48.1 million from $25.1 million in 1999, primarily as a result of increases in the volume of equipment we sold due to the growth in gross subscriber additions.

      Marketing and selling costs. For the year ended December 31, 2000, our marketing and selling costs increased $20.0 million, or 42.3%, to $67.4 million from $47.4 million for the year ended December 31, 1999 due to growth in gross subscriber additions. We added 226,000 gross subscribers during the year ended December 31, 2000 compared to 162,700 gross subscribers during the year ended December 31, 1999. Gross subscriber additions do not include subscribers acquired through business acquisitions.

      General and administrative costs. For the year ended December 31, 2000, our general and administrative costs increased $14.9 million, or 29.3%, to $65.4 million from $50.5 million for the year ended December 31, 1999. General and administrative costs increased $7.9 million due to markets we acquired during 2000 and 1999. The remaining increase of $7.0 million was the result of increased infrastructure costs, including customer service, billing, collections and administrative costs as a result of overall growth in our business. Our average monthly general and administrative costs per average subscriber remained constant at $11 for 2000 and 1999.

      Depreciation and amortization expense. For the year ended December 31, 2000, our depreciation and amortization expense increased $39.9 million, or 34.1%, to $157.0 million from $117.1 million for 1999. Depreciation and amortization on assets acquired during our 2000 and 1999 acquisitions accounted for $34.0 million of this increase. The remainder of this increase was from additional depreciation on fixed assets acquired during 2000 and 1999.

      Interest expense. For the year ended December 31, 2000, our interest expense increased $33.3 million, or 32.3%, to $136.6 million from $103.3 million for the year ended December 31, 1999. The increase resulted primarily from our increased borrowings during 2000 to finance our acquisitions.

      Other income, net. For the year ended December 31, 2000, our other income increased $3.2 million, or 144.3%, to $5.5 million from $2.3 million for the year ended December 31, 1999. This increase was the result of increased interest income earned on our increased cash and cash equivalents balances throughout 2000.

      Minority interests in income of subsidiaries. For the year ended December 31, 2000, our minority interests in income of subsidiaries increased $1.2 million, or 41.7%, to $4.2 million from $3.0 million in 1999. This increase was attributable to the increased income earned from our subsidiaries in which we do not own a 100% interest.

      Loss from investment in joint venture. For the year ended December 31, 2000, we incurred a loss, net of its income tax benefits, from our American Cellular joint venture totaling $50.3 million. This loss represents our proportionate loss in American Cellular for the year ended December 31, 2000.

      Loss from discontinued operations. For the year ended December 31, 2000, our loss from discontinued operations totaled $5.9 million compared to $51.5 million for the year ended December 31, 1999. The decrease in our loss from discontinued operations of $45.6 million was primarily due to the loss from Logix, which was disposed of in early 2000.

      Income from discontinued operations from investment in joint venture. For the year ended December 31, 2000, our income from discontinued operations from investment in joint venture totaled $0.7 million. This reflects our 50% share of the income from the Tennessee 4 market, which was sold to Verizon Wireless on February 8, 2002.

      Loss from disposal of discontinued operations. For the year ended December 31, 1999, we incurred a loss of approximately $18.2 million resulting from our loss on the disposition of Logix. This loss represents Logix’ loss from November 10, 1999 (the date we adopted a plan to distribute the stock of Logix) through January 24, 2000 (the date of disposition), net of income taxes.

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

      Net loss. For the year ended December 31, 2000, our net loss was $144.8 million. Our net loss increased $17.2 million, or 13.5%, from $127.6 million for the year ended December 31, 1999. The increase in our net loss was primarily attributable to our loss from investment in our joint venture and our increase in interest expense resulting from our 2000 and 1999 business acquisitions and financings offset by the increase in operating income and the spin-off of our discontinued operations.

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

Net Cash Flow

      At December 31, 2001, we had working capital of $181.9 million, a ratio of current assets to current liabilities of 1.9:1 and an unrestricted cash balance of $161.6 million, which compares to working capital of $104.1 million, a ratio of current assets to current liabilities of 1.6:1 and an unrestricted cash balance of $145.4 million at December 31, 2000.

      Our net cash provided by operating activities totaled $65.0 million for 2001 compared to $58.5 million for 2000 and $19.8 million for 1999. The increase of $6.5 million from 2000 to 2001 was primarily due to an increase in depreciation and amortization and our increase in net loss from investment in joint venture, which was offset by an increase in net loss from continuing operations.

      Our net cash used in investing activities totaled $185.2 million, $998.3 million and $116.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. The net cash used in investing activities for the year ended December 31, 2000 was higher compared to 2001 and 1999 due to the purchase of wireless license and properties of $368.7 million and investment in joint venture of $382.5 million. Capital expenditures were $93.0 million, $119.4 million and $75.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      Net cash provided by financing activities was $136.3 million for the year ended December 31, 2001 compared to $1.1 billion and $78.8 million for 2000 and 1999, respectively. Financing activity sources for the year ended December 31, 2001 consisted primarily of proceeds from long-term debt of $630.0 million and proceeds from issuance of preferred stock of $200.0 million, which was offset by repayments of long-term debt totaling $699.4 million. For the year ended December 31, 2000, net cash provided by financing was considerably higher compared to 2001, due to proceeds from long-term debt of $1.5 billion and proceeds from our equity offering of $545.4 million, which was offset by repayments of long-term debt of $920.6 million.

Capital Resources

Dobson Operating Co., L.L.C.

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

      At December 31, 2001, this credit facility included a $300.0 million revolving credit facility and $604.8 million remaining of term loan facilities consisting of a Term A Facility of $335.0 million, a Term B Facility of $147.0 million and an additional Term B Facility of $122.8 million. These loans begin to mature in 2007. As of December 31, 2001, we had $822.3 million outstanding under this credit facility and we had $82.5 million of availability.

      This credit facility is structured as a loan to our subsidiary, Dobson Operating Co. LLC. (“DOC LLC”), the successor by merger to Dobson Cellular Operating Company and Dobson Operating Company, with guarantees from certain of its subsidiaries and us. Advances bear interest, at our option, on a prime rate or LIBOR formula. The weighted average interest rate was 6.8% for the year ended December 31, 2001. Our obligations under the credit facility are secured by:

•	a pledge of the membership interests in the borrower;

•	stock and partnership interests of certain of the borrower’s subsidiaries; and

•	liens on substantially all of the assets of the borrower and the borrower’s restricted subsidiaries including FCC licenses, but only to the extent such licenses can be pledged under applicable law.

      We are required to amortize the Term A Facility with quarterly principal payments of $5.0 million, which began on June 30, 2001, increasing over the term of the loan to quarterly principal payments of $25.0 million. We are required to amortize the Term B Facility with quarterly principal payments of $375,000 from March 31, 2000 through December 31, 2006 and with quarterly principal payments of $34.9 million during 2007. The company began amortizing the additional $125.0 million portion of the Term B Facility with quarterly principal payments of $312,500 on June 30, 2000, and will continue through March 31, 2007. These quarterly principal payments will increase to $29.1 million from June 30, 2007 through March 31, 2008. Under certain circumstances, we are required to make prepayments of proceeds received from significant asset sales, new borrowings and sales of equity and a portion of excess cash flow. Therefore, when we completed the sale of four markets to Verizon Wireless for a total purchase price of $348.0 million during February 2002, we permanently prepaid approximately $248.4 million towards this credit facility. In addition, we have the right to prepay the credit facility in whole or in part at any time. As of December 31, 2001, we had $822.3 million outstanding under the credit facility.

      Our credit facility imposes a number of restrictive covenants that, among other things, limit our ability to incur additional indebtedness, create liens, make capital expenditures and pay dividends. In addition, we are required to maintain certain financial ratios with respect to the borrower and certain of its subsidiaries, including, but not limited to:

•	a ratio of senior indebtedness to operating cash flow of initially not more than 7.75 to 1, decreasing over time to 5.00 to 1;

•	a ratio of operating cash flow to debt service requirements of initially not less than 1.15 to 1, increasing over time to 1.50 to 1;

•	a ratio of operating cash flow to interest expense of initially not less than 1.40 to 1, increasing over time to 2.25 to 1;

•	on or after June 30, 2002, a ratio of operating cash flow minus capital expenditures to the sum of debt service requirements and cash distributions of initially not less than 1.05 to 1, increasing over time to 1.15 to 1; and

•	a limitation of capital expenditures.

      At December 31, 2001, we were in compliance with all required financial ratios and expect to continue to be in compliance throughout 2002.

Dobson/ Sygnet

      Our subsidiary, Dobson/ Sygnet Communications Company, has outstanding $200.0 million aggregate principal amount of senior notes that mature in 2008. The Dobson/ Sygnet notes bear interest at an annual rate of 12.25%, payable semi-annually on each June 15 and December 15. The Dobson/ Sygnet note indenture contains restrictive covenants that, among other things, limit the ability of Dobson/Sygnet and its subsidiaries to incur additional indebtedness, create liens, pay dividends or make distributions in respect of their capital stock, make investments or certain other restricted payments, sell assets, redeem capital stock, issue or sell stock of restricted subsidiaries, enter into transactions with stockholders or affiliates or effect a consolidation or merger.

Sygnet Wireless

      Our indirect subsidiary, Sygnet Wireless, is a party to a secured credit agreement for an aggregate of $336.0 million, consisting of a $40.4 million revolving credit facility and $295.6 million of term loan facilities. Interest on the revolving credit facility and the term loan facilities is based on a prime rate or a LIBOR formula, and has ranged between 5.0% and 10.5% since inception. As of December 31, 2001, we had $300.1 million outstanding under the Sygnet credit facility and we had $26.9 million of availability under the Sygnet credit facility.

      The obligations under the Sygnet credit facility are secured by a pledge of the capital stock of Dobson/ Sygnet’s operating subsidiary as well as a lien on substantially all of the assets of Dobson/ Sygnet and its operating subsidiary. The Sygnet credit facilities require that Dobson/ Sygnet and we maintain certain financial ratios. The failure to maintain these ratios would constitute an event of default, notwithstanding Dobson/ Sygnet’s ability to meet its debt service obligations. The Sygnet credit facilities amortize quarterly. The $40.4 million revolving credit facility terminates on September 23, 2006. The $295.6 million term loans terminate on December 23, 2007. The weighted average interest rate on the Dobson/ Sygnet credit facilities was 7.8% for the year ended December 31, 2001.

American Cellular

      The American Cellular joint venture has a bank credit facility of $1.34 billion with Bank of America N.A., as Administrative Agent and a group of participating lenders. American Cellular has required, and will likely continue to require, substantial capital to further develop, expand and upgrade its wireless systems. The American Cellular joint venture has budgeted approximately $50.0 million to $55.0 million for American Cellular capital expenditures in 2002, of which, approximately $5.0 million to $10.0 million will be used to begin their GSM/ GPRS overlay. If American Cellular does not generate sufficient cash flows from operations or otherwise have sufficient access to capital to meet all of its debt service, capital expenditure, working capital or other operating needs, we may be required to fund our 50% share of any capital needs of the American Cellular joint venture in order to protect our substantial investment in it.

      At December 31, 2000, American Cellular was in violation of their interest coverage ratio covenant. American Cellular received a waiver from their lenders for this covenant violation. This credit facility was amended effective March 14, 2001, when American Cellular permanently repaid $200.0 million of the term loan. American Cellular used proceeds from the issuance of $450.0 million Senior Subordinated Notes due 2009 (described below), to reduce their credit facility to $1.55 billion. This credit facility was further amended effective June 4, 2001, when American Cellular permanently repaid $201.3 million of the term notes under the credit facility with proceeds from the issuance of $250.0 million Senior Subordinated Notes due 2009 (described below) and their credit facility was reduced to $1.34 billion. On September 27, 2001, American Cellular and their lenders agreed to a third amendment to the credit facility, which modifies certain financial covenants (described below). In addition to their financial covenants, American Cellular is required to make prepayments of proceeds received from significant asset sales, new borrowings and a portion of excess cash flow. Therefore, when American Cellular completed the sale of Tennessee 4 to Verizon Wireless for a total purchase price of $202.0 million during February 2002, they permanently prepaid approximately $190.0 million of their credit facility. The maximum availability of American Cellular’s credit facility is limited by restrictions, such as certain financial ratios. The maximum availability subject to these restrictions is $1,145.8 million. As of December 31, 2001, American Cellular had outstanding borrowings under their credit facility of $1,113.6 million and there was approximately $32.2 million available under this credit facility.

      American Cellular’s amended credit facility imposes a number of restrictive covenants that, among other things, limit American Cellular’s ability to incur additional indebtedness, create liens and pay dividends. In addition, American Cellular is required to maintain certain financial ratios including, but not limited to:

•	a ratio of senior indebtedness to operating cash flow of 7.00 to 1 at December 31, 2001, decreasing to 5.75 to 1 at December 31, 2002 and decreasing over time to 2.50 to 1;

•	a ratio of total indebtedness to operating cash flow of 10.10 to 1 at December 31, 2001, decreasing to 7.75 to 1 at December 31, 2002 and decreasing over time to 4.00 to 1;

•	a ratio of operating cash flow to debt service requirements of 1.20 to 1 at December 31, 2001, increasing to 1.35 to 1 at December 31, 2002 and decreasing over time to 1.20 to 1;

•	a ratio of operating cash flow to interest expense requirement of 1.45 to 1 at December 31, 2001, increasing to 1.80 to 1 at December 31, 2002 and increasing over time to 2.50 to 1;

•	beginning on December 31, 2002, a ratio of operating cash flow minus capital expenditures to the sum of debt service requirements and cash distributions of 1.00 to 1 and continuing over time at 1.00 to 1; and

•	a limitation on capital expenditures.

      On March 14, 2001, American Cellular sold $450.0 million principal amount of Senior Subordinated Notes at a discount of $3.3 million that carry an interest rate of 9.5%. The discount will be amortized over the life of the notes. On June 4, 2001, American Cellular sold $250.0 million principal amount of Senior Subordinated Notes at a discount of $3.6 million that carry an interest rate of 9.5%. The discount will be amortized over the life of the notes. The proceeds were used to repay outstanding indebtedness under the American Cellular credit facility and to deposit funds into an interest reserve account to fund the first four scheduled interest payments on the notes.

Dobson Communications

      On January 14, 2000, we repurchased $159.7 million principal amount of our outstanding $160.0 million aggregate principal amount of senior notes. The notes mature in April 2007 and accrue interest at an annual rate of 11.75%, payable semi-annually on each April 15 and October 15. We repurchased our outstanding Senior Notes with funds available under our credit facility described above.

      On June 15, 2000, we completed the private placement of $300.0 million principal amount of our 10.875% Senior Notes due 2010. The offering resulted in net proceeds totaling $290.2 million. We used $207.0 million of the proceeds to repay indebtedness under the revolving credit facility of our subsidiary, DOC LLC, and will continue using the remaining balance for working capital and other general corporate purposes.

      On February 8, 2001, we issued 200,000 shares of our Series AA Preferred Stock to AT&T Wireless for aggregate cash proceeds of $200.0 million. Each share of Series AA Preferred Stock is entitled to cumulative annual dividends of 5.96% on the liquidation preference of $1,000 per share, subject to certain adjustments. Dividends accrue but are not payable until after February 2006. Each share of Series AA Preferred Stock is mandatorily exchangeable for one share of our Series A Convertible Preferred Stock, par value $1.00 per share. Each share of our Series A Convertible Preferred Stock will be convertible into our Class A Common Stock at a conversion price of $25.35 per share. At December 31, 2001, we had 200,000 shares of Series AA Preferred Stock issued and outstanding.

      As of December 31, 2001, we had issued and outstanding 367,425 shares of 12.25% senior preferred stock and 234,973 shares of our 13% senior preferred stock with aggregate liquidation values of $377.0 million and $240.1 million, respectively, including accrued stock dividends. Each certificate of designation for our senior preferred stock contains restrictive covenants which may limit our ability to incur indebtedness in the future.

      Our principal stockholder, Dobson CC Limited Partnership, or DCCLP, and certain of its affiliates, have entered into credit agreements with Bank of America, N.A. These credit agreements have aggregate principal amounts outstanding of approximately $280 million as of March 15, 2002. To secure their obligations under these credit agreements, DCCLP and these affiliates individually pledged certain assets, which include beneficial ownership of securities representing controlling interest in DCCLP and us. These loans will mature on March 31, 2003, unless extended.

      If any of the loans are not paid at maturity or if an event of default occurs under any of the loan agreements, and the lender elects to foreclose on the collateral, we could experience a change of control under the indenture governing our outstanding senior notes, our certificates of designation governing two series of our outstanding senior preferred stock, and our bank credit facility, and under the indenture governing the outstanding senior notes of our subsidiary, Dobson/ Sygnet.

      Upon a change of control, we and Dobson/ Sygnet would each be required to offer to purchase our outstanding senior notes at 101% of the principal amount plus accrued and unpaid interest. We would also be required to offer to repurchase all of our outstanding senior preferred stock at 101% of the aggregate liquidation preference. There can be no assurance that we would have the funds necessary to complete these repurchases. If we and Dobson/ Sygnet failed to complete the purchases of the tendered senior notes, the senior noteholders or their trustees would be entitled to accelerate the maturity of the senior notes. If we failed to complete the purchases of our outstanding senior preferred stock, the holders of our two series of senior preferred stock would be entitled to elect two additional directors to our board of directors. Our credit facility and the credit facility of our subsidiary, Sygnet Wireless, prohibit us from making the required offers to purchase. A change of control would also constitute an event of default under our bank credit facility entitling the lender to accelerate the maturity of that debt. A default under our bank credit facility constitutes a default under the Sygnet Wireless credit facility.

      If we experience a change of control and AT&T Wireless substantially maintains its present percentage ownership in the voting and economic interests of American Cellular, AT&T Wireless and its affiliates will have the right to initiate a buy/ sell procedure. Pursuant to this procedure, AT&T Wireless may offer to purchase our interest in ACC Acquisition L.L.C., the parent of American Cellular, or sell its interest in ACC Acquisition to us. AT&T Wireless may establish the price or require that we establish the price. If the offer is made, we must either agree to sell our interest in ACC Acquisition to AT&T Wireless or buy AT&T Wireless’s interest in ACC Acquisition. Upon consummation of a buy/ sell procedure, our subsidiary’s management agreement with American Cellular, and the preferential roaming agreements between American Cellular and us, and between American Cellular and AT&T Wireless, will immediately terminate. In addition, we will lose our right to appoint one of our two representatives to the management committee and our power to approve all significant matters relating to the operation of American Cellular.

Capital Commitments

      We had capital expenditures of $93.0 million during 2001. We have budgeted approximately $85.0 million to $90.0 million for capital expenditures in 2002, of which, approximately $15.0 million to $20.0 million will be used to begin our GSM/GPRS overlay. In addition, on September 14, 2001, our Board of Directors authorized the expenditure of up to $80.0 million over the next twelve months for the possible repurchase of shares of our outstanding Class A Common Stock. Through March 8, 2002 we had purchased an aggregate of 3.8 million shares for a total cost of $25.3 million. We may require additional financing for future acquisitions, to refinance our debt at its final maturities and to meet the mandatory redemption provisions on our senior preferred stock. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions.

      On November 16, 2001, we agreed to purchase approximately $100.5 million of cell site and switching equipment from Nortel Networks Corp. prior to December 2004. Approximately $88.1 million of the commitment remained outstanding at December 31, 2001. Under another equipment supply agreement, we agreed to purchase approximately $131.0 million of cell site and switching equipment from Lucent Technologies Inc. by December 31, 2002. Approximately $15.0 million of the commitment remained outstanding at December 31, 2001. We will finance our purchases made under these commitments using cash flows from operations or funds available under our credit facilities. We expect to substantially fulfill our purchase commitments under both of these agreements prior to their scheduled completion dates.

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

      Eleven of the 14 licenses that we won in the FCC auction, which constitute $536.5 million of the total amount we bid, involve spectrum that was previously licensed to NextWave. After NextWave defaulted on its purchase price to the FCC for these licenses, the FCC canceled the licenses. NextWave challenged the FCC’s authority to revoke or cancel its licenses while it was operating as a debtor-in-possession under the protection of the Bankruptcy Code. On June 22, 2001, the United States Court of Appeals for the District of Columbia Circuit ruled that the FCC violated the Bankruptcy Code when it canceled NextWave’s licenses. The appellate court reversed and remanded the FCC’s automatic cancellation for further proceeding. On August 31, 2001, the FCC reinstated NextWave’s licenses, but the FCC and other interested parties have filed a petition for a writ of certiorari with the United States Supreme Court. On March 4, 2002, the Supreme Court granted the petition for a writ of certiorari. Oral arguments are scheduled to occur during the Court’s October 2002 term. As a result, the FCC’s right to re-auction the NextWave licenses and, thus, our ability to acquire the licenses for which we were the winning bidder in the FCC auction, has been placed in doubt.

      In light of the substantial delays associated with the pending NextWave litigation, our subsidiary (along with other winning bidders) has requested that the FCC refund that portion of our deposit attributable to the eleven licenses. That request for refund is currently pending. If the decision of the Court of Appeals in the NextWave litigation is upheld on appeal or a settlement is not reached, it is unlikely that we will be granted the eleven licenses for spectrum previously licensed to NextWave. It is likely, however, that we will receive a refund of our deposit attributable to the 11 licenses at that time. In addition, if we do not acquire those licenses, we do not anticipate being able to execute our current plan to build a jointly-owned PCS network with AT&T Wireless. Consequently, we will be forced to reevaluate the PCS component of our previously announced strategy. However, if the decision of the Court of Appeals is reversed and we are ultimately granted the licenses, we would be uncertain as to how we would finance the purchase, since financing is not in place at this time. Sources of additional financing for these licenses may include commercial bank borrowings and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all. In addition, we cannot predict the effect on our competitive position due to any change to our business plan.

      Although we cannot provide any assurance, assuming successful implementation of our strategy, including the further development of our wireless systems and significant and sustained growth in our cash flows, we believe that borrowings under our DOC LLC and Sygnet credit facilities, the remaining proceeds from the sale of $200.0 million of AA preferred stock on February 8, 2001 to AT&T Wireless and cash flows from operations will be sufficient to satisfy our currently expected capital expenditures, working capital and debt service obligations over the next year, exclusive of any payments that might be made related to the purchase and build out of the 14 licenses discussed above. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments. We currently expect that we may have to refinance our indebtedness at their respective maturities commencing in 2006. We will also need to refinance our mandatory redemption obligations under our senior preferred stock. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all.

Effect of New Accounting Standards

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. In addition, any goodwill or indefinite life intangible assets acquired between July 1, 2001 and December 31, 2001 would not be amortized. Under the new rules, we will treat our wireless licenses as indefinite life intangible assets. As a result, effective January 1, 2002, we will no longer amortize wireless licenses. Instead, we will test for impairment of goodwill or indefinite life intangibles at least annually and would only adjust the carrying amount of these intangible assets upon an impairment of the goodwill or indefinite life intangible assets. During the year ended December 31, 2001, we recorded approximately $64.9 million of amortization expense, net of income tax, related to our wireless license acquisition costs. In addition, during 2001, our 50% owned unconsolidated subsidiary, American Cellular, recorded approximately $58.3 million and approximately $34.5 million of amortization expense, net of income tax, related to their goodwill and wireless license acquisition costs, respectively. Through December 31, 2001, our accounting policy was to evaluate the carrying value of our intangible assets based on our undiscounted cash flows. However, as a result of implementing SFAS 142, we are now required to evaluate the carrying value of our indefinite life intangibles using their fair values. Upon implementation of SFAS No. 142 on January 1, 2002, we expect to record a charge, net of income tax, of approximately $33 million to reflect the write-down of our wireless license acquisition costs to their fair value and a charge of approximately $141 million to reflect our equity in the write-down of the wireless license acquisition costs of our 50% owned subsidiary American Cellular, to their fair value.

      In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We have not yet determined the effect that this new accounting standard may have on our results of operations, financial position and cash flows. We will be required to implement this standard effective January 1, 2003.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it maintains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business,” for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. During the fourth quarter 2001, we entered into definitive agreements to sell five markets, one of which is owned by our 50% owned, indirect subsidiary, American Cellular. With these agreements, we elected to early adopt this standard during the fourth quarter of 2001, effective January 1, 2001, to properly reflect the operations, assets and liabilities of these markets as discontinued operations in our consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. The counterparty is a major financial institution. As of December 31, 2001, we had interest rate hedges under various derivative contracts totaling $625.0 million on our $822.3 million DOC LLC credit facility. The terms of these agreements begin expiring from March 2002 through April 2003. Prior to 2001, these amounts were immaterial since the interest rates from the hedge were consistent with current market interest rates. However, for the year ended December 31, 2001, the interest expense related to the hedge was approximately $7.7 million due to the decline in current market interest rates.

      The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates raise. The estimated fair market values of our total long-term fixed rate debt and our variable-rate debt are shown in Note 16 to our December 31, 2001 consolidated financial statements. Based on our market risk sensitive instruments outstanding at December 31, 2001, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of

Dobson Communications Corporation:

      We have audited the accompanying consolidated balance sheets of Dobson Communications Corporation (an Oklahoma corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dobson Communications Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

      As explained in Notes 2 and 4 to the consolidated financial statements, respectively, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities and disposal of long-lived assets.

ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,

March 22, 2002

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 AND 2000

	2001	2000

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$161,568,162	$145,395,410
Accounts receivable, net of allowance for doubtful accounts of $3,458,605 and $2,736,782 in 2001 and 2000, respectively	83,769,879	76,658,866
Accounts receivable — affiliate	19,065,333	11,805,894
Restricted cash and investments	—	26,153,677
Inventory	22,538,344	12,011,029
Deposits	91,205,000	—
Prepaid expenses and other	7,929,074	5,863,756

Total current assets	386,075,792	277,888,632

PROPERTY, PLANT AND EQUIPMENT, net	296,195,780	276,468,390

OTHER ASSETS:
Receivables — affiliate	924,303	8,229,521
Wireless license acquisition costs, net of accumulated amortization of $317,702,096 and $212,969,888 in 2001 and 2000, respectively	1,232,032,556	1,328,802,556
Deferred financing costs, net of accumulated amortization of $27,436,624 and $16,712,687 in 2001 and 2000, respectively	69,426,525	79,666,930
Other intangibles, net of accumulated amortization of $39,161,802 and $24,922,575 in 2001 and 2000, respectively	32,036,838	46,276,065
Investment in joint venture	309,420,407	332,878,306
Deposits, net of current portion	18,009,800	50,000,000
Other non-current assets	9,853,003	12,074,330
Assets of discontinued operations	215,152,441	218,922,980

Total other assets	1,886,855,873	2,076,850,688

Total assets	$2,569,127,445	$2,631,207,710

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$72,747,252	$80,282,243
Accrued expenses	16,323,559	13,102,728
Accrued interest payable	28,990,210	22,912,876
Deferred revenue and customer deposits	14,399,829	12,074,045
Current portion of long-term debt	44,508,645	32,443,391
Accrued dividends payable	25,657,635	12,956,332
Current portion of obligations under capital leases	1,532,486	—

Total current liabilities	204,159,616	173,771,615

OTHER LIABILITIES:
Long-term debt, net of current portion	1,576,372,307	1,657,632,386
Deferred tax liabilities	97,221,243	139,727,481
Minority interest	23,882,914	21,341,974
Other non-current liabilities	16,885,394	1,811,406
Liabilities of discontinued operations	15,690,866	17,005,989
Commitments (Note 14)
Senior exchangeable preferred stock, net	791,915,295	519,809,442
STOCKHOLDERS’ (DEFICIT) EQUITY:
Class A Common Stock, $.001 par value, 175,000,000 and 160,250,720 shares authorized and 39,682,561 and 27,970,647 issued in 2001 and 2000, respectively	39,683	27,971
Class B Common Stock, $.001 par value, 70,000,000 shares authorized and 54,995,888 and 65,311,716 shares issued in 2001 and 2000, respectively	54,996	65,312
Class C Common Stock, $.001 par value, 4,226 shares authorized and zero shares issued in 2001 and 2000	—	—
Class D Common Stock, $.001 par value, 33,000 shares authorized and zero and 4,832 shares issued in 2001 and 2000, respectively	—	5
Paid-in capital	606,454,999	614,333,820
Retained deficit	(728,939,087)	(514,319,691)
Accumulated other comprehensive loss, net of income tax benefit of $10,767,246	(16,150,869)	—
Less 2,117,600 common shares held in treasury, at cost	(18,459,912)	—

Total stockholders’ (deficit) equity	(157,000,190)	100,107,417

Total liabilities and stockholders’ (deficit) equity	$2,569,127,445	$2,631,207,710

The accompanying notes are an integral part of these consolidated balance sheets.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

OPERATING REVENUE:
Service revenue	$329,028,828	$253,222,911	$188,021,916
Roaming revenue	247,630,505	199,048,935	130,399,456
Equipment and other revenue	22,744,920	23,674,051	12,956,368

Total operating revenue	599,404,253	475,945,897	331,377,740

OPERATING EXPENSES:
Cost of service	164,198,485	113,496,365	80,554,248
Cost of equipment	50,753,537	48,124,599	25,084,759
Marketing and selling	74,797,955	67,441,831	47,383,997
General and administrative	74,483,012	65,354,158	50,539,740
Depreciation and amortization	184,427,389	157,022,282	117,055,727

Total operating expenses	548,660,378	451,439,235	320,618,471

OPERATING INCOME	50,743,875	24,506,662	10,759,269

OTHER INCOME (EXPENSE):
Interest expense	(143,019,692)	(136,635,491)	(103,300,892)
Other income, net	1,791,194	5,518,584	2,259,295

LOSS BEFORE MINORITY INTERESTS IN INCOME OF
SUBSIDIARIES, INCOME TAXES AND EXTRAORDINARY ITEMS	(90,484,623)	(106,610,245)	(90,282,328)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(5,895,325)	(4,214,736)	(2,973,429)
LOSS FROM INVESTMENT IN JOINT VENTURE, net of income tax benefit of $26,099,897 and $16,620,852 in 2001 and 2000, respectively	(69,181,120)	(50,292,827)	—

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS	(165,561,068)	(161,117,808)	(93,255,757)
INCOME TAX BENEFIT	36,649,941	41,916,092	35,437,188

LOSS FROM CONTINUING OPERATIONS	(128,911,127)	(119,201,716)	(57,818,569)
DISCONTINUED OPERATIONS: (Note 4)
Income (loss) from discontinued operations, net of income tax (provision) benefit of $(891,311) in 2001, $3,948,023 in 2000 and $31,567,003 in 1999	1,336,966	(5,922,034)	(51,504,062)
(Loss) income from discontinued operations from investment in joint venture, net of income tax provision of $594,197 in 2001 and $1,274,066 in 2000	(719,646)	671,133	—
Loss on disposal of discontinued operations, net of income tax benefit of $11,184,246	—	—	(18,247,979)

LOSS BEFORE EXTRAORDINARY ITEMS	(128,293,807)	(124,452,617)	(127,570,610)
EXTRAORDINARY EXPENSE, net of income tax benefit of $12,495,341 in 2000 (Note 6)	—	(20,387,134)	—

NET LOSS	(128,293,807)	(144,839,751)	(127,570,610)
DIVIDENDS ON PREFERRED STOCK	(86,325,589)	(126,686,297)	(69,476,850)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(214,619,396)	$(271,526,048)	$(197,047,460)

BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE:
Continuing operations	$(1.37)	$(1.33)	$(1.05)
Discontinued operations	.01	(.06)	(1.27)
Extraordinary expense	—	(0.23)	—
Dividends on preferred stock	(0.92)	(1.42)	(1.27)

BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(2.28)	$(3.04)	$(3.59)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	93,969,310	89,417,829	54,823,354

The accompanying notes are an integral part of these consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

		Stockholders’ Equity (Deficit)

		Class A		Class A		Class B		Class D
		Preferred Stock		Common Stock		Common Stock		Common Stock
	Comprehensive
	Loss	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

DECEMBER 31, 1998		314,286	$314,286	63,872,059	$63,872	—	$—	—	$—
Net loss		—	—	—	—	—	—	—	—
Preferred stock dividends		—	—	—	—	—	—	—	—

DECEMBER 31, 1999		314,286	314,286	63,872,059	63,872	—	—	—	—
Net loss		—	—	—	—	—	—	—	—
Distribution of Logix		—	—	—	—	—	—	—	—
Recapitalization		(314,286)	(314,286)	(63,872,059)	(63,872)	65,311,716	65,312	—	—
Issuance of common stock		—	—	27,970,647	27,971	—	—	4,832	5
Preferred stock dividend		—	—	—	—	—	—	—	—

DECEMBER 31, 2000		—	—	27,970,647	27,971	65,311,716	65,312	4,832	5
Net loss	$(128,293,807)	—	—	—	—	—	—	—	—
Other comprehensive loss —
SFAS 133 transition adjustment, net of tax	(7,760,526)	—	—	—	—	—	—	—	—
SFAS 133 transition adjustment reclassified into earnings, net of tax	4,930,747	—	—	—	—	—	—	—	—
Change in fair value of hedge transactions, net of tax	(13,321,090)	—	—	—	—	—	—	—	—

Total comprehensive loss	$(144,444,676)

Conversion of common stock		—	—	11,711,914	11,712	(10,315,828)	(10,316)	(4,832)	(5)
Increase in subscription receivable		—	—	—	—	—	—	—	—
Preferred stock dividends		—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost		—	—	—	—	—	—	—	—

DECEMBER 31, 2001		—	$—	39,682,561	$39,683	54,995,888	$54,996	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders’ Equity (Deficit)

			Accumulated		Total
			Other	Treasury	Stockholders’
	Paid-in	Retained	Comprehensive	Stock at	Equity
	Capital	Deficit	Loss	Cost	(Deficit)

DECEMBER 31, 1998	$18,234,773	$(119,269,863)	$—	$(56,125,661)	$(156,782,593)
Net loss	—	(127,570,610)	—	—	(127,570,610)
Preferred stock dividends	—	(69,476,850)	—	—	(69,476,850)

DECEMBER 31, 1999	18,234,773	(316,317,323)	—	(56,125,661)	(353,830,053)
Net loss	—	(144,839,751)	—	—	(144,839,751)
Distribution of Logix	—	73,523,680	—	—	73,523,680
Recapitalization	49,169,282	—	—	56,125,661	104,982,097
Issuance of common stock	546,929,765	—	—	—	546,957,741
Preferred stock dividend	—	(126,686,297)	—	—	(126,686,297)

DECEMBER 31, 2000	614,333,820	(514,319,691)	—	—	100,107,417
Net loss	—	(128,293,807)	—	—	(128,293,807)
Other comprehensive loss —
SFAS 133 transition adjustment, net of tax	—	—	(7,760,526)	—	(7,760,526)
SFAS 133 transition adjustment reclassified into earnings, net of tax	—	—	4,930,747	—	4,930,747
Change in fair value of hedge transactions, net of tax	—	—	(13,321,090)	—	(13,321,090)
Total comprehensive loss
Conversion of common stock	735,713	—	—	—	737,104
Increase in subscription receivable	(8,614,534)	—	—	—	(8,614,534)
Preferred stock dividends	—	(86,325,589)	—	—	(86,325,589)
Purchase of treasury stock, at cost	—	—	—	(18,459,912)	(18,459,912)

DECEMBER 31, 2001	$606,454,999	$(728,939,087)	$(16,150,869)	$(18,459,912)	$(157,000,190)

The accompanying notes are an integral part of these consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(128,911,127)	$(119,201,716)	$(57,818,569)
Adjustments to reconcile net loss to net cash provided by operating activities —
Depreciation and amortization	184,427,389	157,022,282	117,055,727
Amortization of bond premium and financing costs	9,410,113	9,628,333	6,361,864
Deferred income taxes and investment tax credits, net	(36,478,742)	(40,833,098)	(35,639,759)
Loss on disposition of assets, net	603,609	17,294	146,524
Minority interests in income of subsidiaries	5,895,325	4,214,736	2,973,429
Loss from investment in joint venture	69,181,120	50,292,827	—
Accrued dividend income	(2,138,710)	—	—
Changes in current assets and liabilities —
Accounts receivable	(14,370,452)	(41,745,573)	(6,691,460)
Inventory	(10,527,315)	(4,378,394)	(2,534,048)
Prepaid expenses and other	(3,018,319)	(2,446,653)	(4,751,047)
Accounts payable	(5,654,263)	32,180,105	3,211,283
Accrued expenses	(5,741,510)	8,803,214	(3,955,759)
Deferred revenue and customer deposits	2,325,784	4,941,520	1,409,454

Net cash provided by operating activities	65,002,902	58,494,877	19,767,639

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(92,963,227)	(119,406,846)	(75,397,939)
Purchase of wireless license and properties	(3,122,303)	(368,698,020)	(36,086,514)
Investment in joint venture	(51,413,782)	(382,500,000)	—
Proceeds from sale of property, plant and equipment	513,578	2,410,010	26,781,371
Increase in deposits	(59,214,800)	(50,000,000)	—
Increase in receivable-affiliate	(1,512,801)	(6,635,967)	(1,007,133)
Decrease in payable-affiliate	—	—	(5,011,438)
Change in receivable (payable) from discontinued operations	18,862,151	(69,214,598)	(12,305,012)
Other investing activities	3,673,970	(4,293,407)	(13,881,532)

Net cash used in investing activities	(185,177,214)	(998,338,828)	(116,908,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	630,000,000	1,541,735,000	126,000,000
Repayments from notes payable	—	—	(17,500,000)
Repayments of long-term debt	(699,400,630)	(920,627,476)	(161,198,869)
Preferred stock dividends	—	—	(3,471,737)
Distributions to partners	(3,354,385)	—	—
Proceeds from issuance of common stock	940,589	546,375,422	—
Issuance of preferred stock	200,000,000	—	170,000,000
Redemption of preferred stock	—	(53,295,725)	(55,000,000)
Premium on redemption of Senior Notes	—	(23,869,310)	—
Purchase of treasury stock	(18,459,912)	—	—
Maturities of restricted investments	27,106,677	22,080,000	29,694,000
Deferred financing costs	(483,532)	(30,708,071)	(9,751,729)
Other financing activities	(1,743)	(454,503)	—

Net cash provided by financing activities	136,347,064	1,081,235,337	78,771,665

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,172,752	141,391,386	(18,368,893)
CASH AND CASH EQUIVALENTS, beginning of year	145,395,410	4,004,024	22,372,917

CASH AND CASH EQUIVALENTS, end of year	$161,568,162	$145,395,410	$4,004,024

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest, net of amounts capitalized	$144,704,461	$126,135,528	$87,474,820

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Class D Preferred Stock to old Class A Common Stock	$—	$58,200,000	$—
Conversion of Class D Preferred Stock to Class E Preferred Stock and old Class A Common Stock	$—	$46,610,325	$—
Stock dividend paid through the issuance of preferred stock	$86,325,589	$62,690,000	$42,865,000

The accompanying notes are an integral part of these consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION:

      The Company, through its predecessors, was organized in 1936 as Dobson Telephone Company and adopted its current organizational structure in 2000. The Company is a provider of rural and suburban wireless telephone services in portions of Alaska, Arizona, California, Kansas, Maryland, Michigan, Missouri, New York, Ohio, Oklahoma, Pennsylvania, Texas and West Virginia.

2000 Recapitalization

      Management of the Company completed a recapitalization of the Company immediately prior to and in conjunction with its initial public offering of its common stock on February 9, 2000. This recapitalization included:

•	the conversion and redemption of its outstanding Class D preferred stock and Class E Preferred Stock for cash and the issuance of old Class A common stock;

•	the conversion of old Class A common stock into Class B common stock;

•	the creation of Class A common stock issued in the Company’s initial public offering;

•	a 111.44 for 1 split of new Class B common stock;

•	the retirement of the Company’s Class A Preferred Stock;

•	the creation of a new Class D common stock to be issued upon the exercise of options under the Company’s amended 1996 stock option plan; and

•	redesignated formerly authorized Class F and G Preferred Shares to undesignated preferred shares.

      Subsequent to this recapitalization, the Company has outstanding only Class A common stock, Class B common stock, Class D common stock, 12.25% Senior Preferred Stock, 13% Senior Preferred Stock and Series AA Preferred Stock.

      On February 9, 2000, the Company completed its initial public offering of 25 million shares of Class A common stock, and the sale of an additional 1.5 million shares of Class A common stock to AT&T Wireless, for net proceeds (after commissions and expenses) of $545.4 million. The Company used $53.3 million of the net proceeds to pay accrued dividends on its Class D preferred stock and to redeem its Class E preferred stock. An additional $382.5 million was used as a capital contribution to its joint venture with AT&T Wireless, which acquired American Cellular Corporation (“American Cellular”). The Company used the balance of the net proceeds for working capital and other general corporate purposes.

Capital Resources and Growth

      The Company has substantial indebtedness and debt service requirements and is subject to significant financial restrictions and limitations. If the Company is unable to satisfy any of the covenants under the credit facilities (described in Note 6), including financial covenants, the Company will be unable to borrow under the credit facilities during such time period to fund its ongoing operations, planned capital expenditures or other permissible uses.

      The Company’s ability to manage future growth will depend upon its ability to monitor operations, control costs, maintain effective quality controls, all of which will result in higher operating expenses. Any failure to expand these areas and to implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the growth of the Company’s business could have a material adverse effect on the Company’s business, financial condition and results of operations.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

      The consolidated financial statements of the Company include the accounts of all majority owned subsidiaries. For financial reporting purposes, the Company reports 100% of revenues and expenses for the markets for which it provides wireless services. However, in several of its markets, the Company holds less than 100% of the equity ownership. The minority stockholders’ and partners’ shares of income or losses in those markets are reflected in the consolidated statements of operations as minority interests in income of subsidiaries. For financial reporting purposes, the Company consolidates each subsidiary and partnership in which it has a controlling interest (greater than 50%). Significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated partnerships where the Company does not have a controlling interest are accounted for under the equity method.

      The Company is responsible for managing and providing administrative services for certain partnerships of which the Company is the majority partner. The Company is accountable to the partners and shareholders for the execution and compliance with contracts and agreements and for filing of instruments required by law, which are made on behalf of these partnerships. The Company also maintains the books and records of these partnerships.

Business Segments

      The Company operates in one business segment pursuant to Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Cash and Cash Equivalents

      Cash and cash equivalents on the accompanying consolidated balance sheets include cash and short-term investments with original maturities of three months or less.

Inventory

      The Company values its inventory at the lower of cost or market on the first-in, first-out method of accounting.

Impairment of Long-Lived Assets

      The Company assesses potential impairments of long-lived assets and certain identifiable intangibles when there is evidence that events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. An impairment loss is recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. The amount of any recognized impairment would be based on the estimated fair value of the asset subject to impairment compared to the carrying amount of such asset. At December 31, 2001, the Company has identified no such losses.

Wireless License Acquisition Costs

      Wireless license acquisition costs consist of amounts paid to acquire FCC licenses to provide wireless services. Wireless license acquisition costs are being amortized on a straight-line basis over fifteen years. Amortization expense of $104,732,208, $93,927,063, and $80,741,430 was recorded in 2001, 2000 and 1999, respectively.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES: (Continued)

      The ongoing value and remaining useful lives of intangible and other long-term assets are subject to periodic evaluation. See “Recently Issued Accounting Pronouncements” below for additional discussion of accounting for wireless license acquisition costs.

Deferred Financing Costs

      Deferred financing costs consist primarily of fees incurred to secure long-term debt. Deferred financing costs are being amortized on a straight-line basis over the term of the debt of eight to ten years. Interest expense related to this amortization of $10,929,742, $9,631,272, and $6,364,803 was recorded in 2001, 2000 and 1999, respectively.

Other Intangibles

      Other intangibles consist of amounts paid to acquire FCC licenses to provide PCS service and amounts paid to acquire customer lists. Customer list acquisition costs are being amortized on a straight-line basis over five years. Amortization expense of $14,239,227, $12,594,736, and $10,256,792 was recorded in 2001, 2000 and 1999, respectively.

Advertising Costs

      Advertising costs are expensed as incurred and are included as marketing and selling expenses in the accompanying consolidated statements of operations.

Income Taxes

      The Company files a consolidated income tax return. Income taxes are allocated among the various entities included in the consolidated tax return, as agreed, based on the ratio of each entity’s taxable income (loss) to consolidated taxable income (loss). Deferred income taxes reflect the estimated future tax effects of differences between financial statement and tax bases of assets and liabilities at year-end.

Revenue Recognition

      The Company records service revenues over the period they are earned. The cost of providing service is recognized as incurred. Airtime and toll revenue is billed in arrears. The Company accrued estimated unbilled revenues for services provided of approximately $4,548,100 and $4,835,200 as of December 31, 2001 and 2000, respectively, which are included in accounts receivable in the accompanying consolidated balance sheets. Monthly access charges are billed in advance and are reflected as deferred revenue on the accompanying consolidated balance sheets. Equipment sales are recognized when the equipment is delivered to the customer. Subscriber acquisition costs (primarily commissions and losses on equipment sales) are expensed as incurred.

      As of December 31, 2000, the Company implemented SEC Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition.” The impact of implementing SAB 101 was not material to the Company’s revenues or results of operations.

Disposal of Long-Lived Assets

      As of January 1, 2001, the Company implemented Statement of accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). The discontinued operations described in (Note 4) are reflected in the financial statements as “Loss from Discontinued Operations.” Prior year balances have been adjusted to reflect this change in accounting standard.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Earnings Per Share

      Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” requires two presentations of income per share — “basic” and “diluted.” Basic income per share is computed by dividing income available to shareholders (the numerator) by the weighted-average number of shares (the denominator) for the period. The computation of diluted income per share is similar to basic income per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if the potentially dilutive shares, such as options, had been issued.

      The Company’s Class D common stock is convertible into 111.44 shares of Class A common stock at the option of the holder. Due to this conversion feature, basic loss per common share is computed by the weighted average number of shares of common stock outstanding on an as converted basis for the period described. Diluted net loss per common share has been omitted because the impact of stock options and convertible preferred stock on the Company’s net loss per common share is anti-dilutive.

Use of Estimates

      The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Significant Concentrations

      In connection with providing wireless services to customers of other wireless carriers, the Company has contractual agreements with those carriers, which provide for agreed-upon billing rates between the parties. Approximately 86%, 84% and 65% of the Company’s roaming revenue was earned from three wireless carriers during the years ended December 31, 2001, 2000 and 1999, respectively.

Recently Issued Accounting Pronouncements

      In July 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Derivatives and Hedging” (“SFAS 133”). SFAS 133 establishes uniform hedge accounting criteria for all derivatives requiring companies to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Under SFAS 133, derivatives are recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value recognized as a component of comprehensive income or in current earnings. SFAS 138 was issued in June 2000 as an amendment to SFAS 133 and addresses issues causing implementation difficulties. On January 1, 2001, in accordance with SFAS 133, the Company recorded a liability and a transition adjustment, net of income tax, to other comprehensive loss totaling $3.0 million relating to its interest rate hedges. In addition, the Company recognized a transition adjustment, net of income tax, to other comprehensive loss totaling $4.8 million, as a result of implementation of SFAS 133 by its 50% owned unconsolidated subsidiary, American Cellular, on January 1, 2001.

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. In addition, any goodwill or indefinite life intangible assets acquired between July 1, 2001 and December 31, 2001 would not be amortized. Under the new rules, the Company would treat its wireless licenses as indefinite life intangible assets. As a result, effective January 1, 2002, the

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Company will no longer amortize wireless licenses. Instead, the Company will test its indefinite life intangible assets for impairment at least annually and would only adjust the carrying amount of these intangible assets upon an impairment of the indefinite life intangible assets. During the year ended December 31, 2001, the Company recorded approximately $64.9 million of amortization expense, net of income tax, related to its wireless license acquisition costs. In addition, during 2001, the Company’s 50% owned unconsolidated subsidiary, American Cellular, recorded approximately $58.3 million and approximately $34.5 million of amortization expense, net of income tax, related to its goodwill and wireless license acquisition costs, respectively. Through December 31, 2001, the Company’s accounting policy was to evaluate the carrying value of its intangible assets based on its undiscounted cash flows. However, as a result of implementing SFAS 142, the Company is now required to evaluate the carrying value of its indefinite life intangibles using their fair values. Upon implementation of SFAS No. 142 on January 1, 2002, the Company expects to record a charge, net of income tax, of approximately $33 million to reflect the write-down of its wireless license acquisition costs to their fair value and a charge of approximately $141 million to reflect its equity in the write-down of the wireless license acquisition costs of its 50% owned subsidiary, American Cellular to their fair values.

      In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company has not yet determined the effect that this new accounting standard may have on its results of operations, financial position and cash flows. The Company will be required to implement this standard effective January 1, 2003.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it maintains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business,” for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. During the fourth quarter 2001, the Company and its 50% owned subsidiary entered into definitive agreements to sell certain markets to Verizon Wireless. With these agreements, the company has decided to early adopt this standard during the fourth quarter 2001, effective January 1, 2001, to properly reflect the operations, assets and liabilities of these markets as discontinued operations, see note 4 below.

Reclassifications

      Certain reclassifications have been made to the previously presented 1999 balances to conform them to the current presentation.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENT IN UNCONSOLIDATED PARTNERSHIP

      The Company owns a 50% interest in a joint venture that owns American Cellular. This investment is accounted for on the equity method. The following is a summary of the significant financial information for American Cellular as of December 31, 2001 and 2000, and for the year ended December 31, 2001 and the period from February 25, 2000 (the date of acquisition) through December 31, 2000:

		Period From
	For the Year	February 25, 2000
	Ended	Through
	December 31, 2001	December 31, 2000

	($ in thousands)
Revenue	$417,243	$309,343
Operating loss	(26,690)	(1,094)
Net loss applicable to common stockholder	(139,802)	(99,243)

	December 31, 2001	December 31, 2000

	($ in thousands)
Current assets	$131,448	$77,844
Property, plant and equipment, net	203,168	184,655
Intangible assets	2,184,784	2,286,211
Other assets	172,039	141,394
Current liabilities	131,952	104,346
Long-term debt	1,760,208	1,650,535
Preferred stock	37,139	—
Other liabilities	217,577	269,465
Shareholder’s equity	544,563	665,757

      During 2001, the Company invested an additional $51.4 million in American Cellular. This investment consisted of a $35.0 million purchase of American Cellular’s Class A Preferred Stock, and a $16.4 million cash contribution, which was equally matched with assets contributed by AT&T Wireless. Accrued dividends on the $35.0 million preferred stock were approximately $2.1 million at December 31, 2001.

      American Cellular’s credit facility includes a financial covenant requiring it to not exceed a total debt leverage ratio ranging from 9.25 to 1.00 in the first quarter to 7.75 to 1.00 in the fourth quarter 2002. Absent debt reduction from projected debt levels or an amendment to the credit facility modifying this covenant, American Cellular will likely violate this covenant during 2002. American Cellular is currently in discussions with the lenders regarding an amendment to the credit facility. However, if it is unable to comply with the total debt leverage ratio or it is unable to renegotiate the credit facility and there is a covenant violation, the lenders would have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under its credit facility. In addition, an acceleration under the credit facility would allow the holders of the Senior Subordinated Notes to declare the principal and interest of American Cellular’s Senior Subordinated Notes immediately due and payable. American Cellular would then be required to either refinance the debt or repay the amounts due. If this were to occur, American Cellular would attempt to renegotiate the debt with the holders to provide for a more extended repayment term. There is no assurance that it would be able to renegotiate the debt under these conditions or meet its obligation under the accelerated repayment terms.

4. DISCONTINUED OPERATIONS:

      On October 29, 2001, the Company entered into a definitive agreement to sell three wireless properties to Verizon Wireless for a total purchase price of $263.0 million. These properties include California 7 RSA,

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	DISCONTINUED OPERATIONS: (Continued)

Ohio 2 RSA and Georgia 1 RSA. On December 6, 2001, the Company entered into another definitive agreement with Verizon Wireless to sell its 75% ownership interest in Arizona 5 RSA for a total purchase price of $85.0 million. In addition, on October 30, 2001, two wholly-owned, indirect subsidiaries of the Company’s 50% owned joint venture, American Cellular, entered into an additional definitive agreement with Verizon Wireless to sell Tennessee 4 RSA for a total purchase price of $202.0 million. These transactions closed during February 2002, and proceeds were primarily used to pay down bank debt.

      On January 24, 2000, the Company distributed the stock of its former subsidiary, Logix, to certain of the Company’s shareholders. Logix’ operating results through the date of the spin-off on January 24, 2000, was reported as a loss from discontinued operations in the Company’s consolidated financial statements at December 31, 1999. Therefore, beginning in January 2000, the Company no longer included the operating results of Logix in its financial results.

      Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces APB Opinion No. 30 for the disposal of segments of a business, the consolidated financial statements have been restated for all periods presented to reflect the operations, assets and liabilities of the markets being sold as discontinued operations. The assets and liabilities of such operations have been classified as “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, on the December 31, 2001 and 2000 consolidated balance sheets and consist of the following:

	December 31,

	2001	2000

	($ in thousands)
Current assets	$9,500	$10,427
Property, plant and equipment, net	60,509	52,828
Wireless license acquisition costs, net	133,695	143,265
Customer list, net	4,578	5,799
Other assets	6,870	6,604

Total assets of discontinued operations	$215,152	$218,923

Current liabilities	$3,812	$6,019
Deferred tax liabilities	11,879	10,987

Total liabilities of discontinued operations	$15,691	$17,006

      The net income (loss) from discontinued operations was classified on the consolidated statement of operations as “Income (loss) from discontinued operations.” Summarized results of discontinued operations are as follows:

	Year Ended December 31,

	2001	2000	1999

	($ in thousands)
Net revenues	$78,186	$45,998	$30,830
Income (loss) before income taxes	2,228	(9,870)	(5,260)
Income tax (provision) benefit	(891)	3,948	1,999
Income (loss) from discontinued operations	1,337	(5,922)	(3,261)

      The long-term debt of the Company is at the consolidated level and is not reflected by each individual market. Thus, the Company has allocated a portion of interest expense to the discontinued operations to properly reflect the interest that was incurred to finance the operations for these four markets. The interest expense allocated to these operations was $17.5 million, $15.3 million and $6.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	DISCONTINUED OPERATIONS: (Continued)

      The Company completed the sale of Ohio 2, California 7 and Georgia 1 on February 8, 2002 and the sale of Arizona 5 on February 28, 2002, and will record losses incurred through those dates and the related gains on the sale, during the first quarter of 2002.

      The net (loss) income from discontinued operations from investment in joint venture represents the discontinued operations from American Cellular, the Company’s 50% owned joint venture. The results are as follows:

		Period From
	Year Ended	February 25, 2000
	December 31,	Through
	2001	December 31, 2000

	($ in thousands)
Net revenues	$30,976	$27,494
(Loss) income before income taxes	(251)	3,890
Income tax provision	(1,188)	(2,548)
(Loss) income from discontinued operations	(1,439)	1,342

      American Cellular also allocated a portion of interest expense to their discontinued operations to properly reflect the interest that was incurred by American Cellular to finance the operations of its Tennessee 4 market. The interest expense allocated to this market was $9.6 million for the year ended December 31, 2001 and $7.7 million for the period from February 25, 2000 through December 31, 2000.

      American Cellular completed the sale of Tennessee 4 on February 8, 2002 and will record losses incurred through that period and the related gain on the sale, during the first quarter of 2002.

5. PROPERTY, PLANT AND EQUIPMENT:

      Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials, overhead and capitalized interest. For the years ended December 31, 2001, 2000 and 1999, interest capitalized was not material. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense totaling $65,453,015, $50,497,546 and $26,054,567 was recorded for the years ended December 31, 2001, 2000 and 1999, respectively.

      Listed below are the major classes of property, plant and equipment and their estimated useful lives, in years, as of December 31, 2001 and 2000:

	Useful
	Life	2001	2000

Wireless systems and equipment	3-10	$341,563,972	$277,034,192
Buildings and improvements	5-40	41,933,622	33,682,796
Vehicles, aircraft and other work equipment	3-10	11,835,674	5,864,884
Furniture and office equipment	5-10	43,548,269	26,703,240
Plant under construction		795,962	21,890,407
Land		1,229,177	1,229,177

Property, plant and equipment		440,906,676	366,404,696
Accumulated depreciation		(144,710,896)	(89,936,306)

Property, plant and equipment, net		$296,195,780	$276,468,390

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT:

      The Company’s long-term debt as of December 31, 2001 and 2000, consisted of the following:

	2001	2000

Credit facilities	$1,122,449,254	$1,188,449,254
Dobson/ Sygnet Senior Notes	200,000,000	200,000,000
DCC 10.875% Senior Notes, net of discount	298,051,723	297,845,918
DCC 11.75% Senior Notes	340,000	340,000
Other notes payable	39,975	3,440,605

Total debt	1,620,880,952	1,690,075,777
Less-Current maturities	44,508,645	32,443,391

Total long-term debt	$1,576,372,307	$1,657,632,386

Credit Facilities

      The Company’s credit facilities consist of the following:

			Interest Rate
			(Weighted Average
	Maximum	Amount Outstanding	Rate for the year ended
Credit Facility	Availability	at December 31, 2001	December 31, 2001)(1)

DOC LLC Credit Facility	$904,812,500	$822,312,500	6.8%
Sygnet Credit Facility	$336,000,587	$300,136,754	7.8%

(1)	Weighted average computation is based on actual interest rates without giving effect to the interest rate hedge discussed below.

Dobson Operating Co., L.L.C.

      On January 14, 2000, the Company obtained an $800.0 million credit facility and increased it by $125.0 million to $925.0 million on May 1, 2000. The original proceeds from the $800.0 million credit facility were used primarily to:

•	consolidate the indebtedness of Dobson Cellular Operations Company, a subsidiary, under a $160.0 million credit facility and Dobson Operating Company, a subsidiary, under a $250.0 million senior secured credit facility;

•	repurchase $159.7 million outstanding principal amount of the Company’s 11.75% senior notes due 2007; and

•	pay the cash portion of the costs of certain of the Company’s pending acquisitions.

      The increase of $125.0 million was used to fund the acquisition of Texas 9 RSA on May 1, 2000.

      At December 31, 2001, this credit facility included a $300.0 million revolving credit facility and $604.8 million remaining of term loan facilities consisting of a Term A Facility of $335.0 million, a Term B Facility of $147.0 million and an additional Term B Facility of $122.8 million. These loans begin to mature in 2007. As of December 31, 2001, the Company had $822.3 million outstanding under this credit facility and there was $82.5 million of availability.

      This credit facility is structured as a loan to the Company’s subsidiary, DOC LLC, the successor by merger to Dobson Cellular Operating Company and Dobson Operating Company, with guarantees from

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	LONG-TERM DEBT: (Continued)

certain of its subsidiaries and the Company. Advances bear interest, at the Company’s option, on a prime rate or LIBOR formula. The Company’s obligations under the credit facility are secured by:

•	a pledge of the membership interests in the borrower;

•	stock and partnership interests of certain of the borrower’s subsidiaries; and

•	liens on substantially all of the assets of the borrower and the borrower’s restricted subsidiaries including FCC licenses, but only to the extent such licenses can be pledged under applicable law.

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

      The Company’s credit facility imposes a number of restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, create liens, make capital expenditures and pay dividends. In addition, the Company is required to maintain certain financial ratios with respect to the borrower and certain of its subsidiaries, including, but not limited to:

•	a ratio of total indebtedness to operating cash flow of initially not more than 7.75 to 1, decreasing over time to 5.00 to 1;

•	a ratio of operating cash flow to debt service requirements of initially not less than 1.15 to 1, increasing over time to 1.50 to 1;

•	a ratio of operating cash flow to interest expense of initially not less than 1.40 to 1, increasing over time to 2.25 to 1;

•	on or after June 30, 2002, a ratio of operating cash flow minus capital expenditures to the sum of debt service requirements and cash distributions of initially not less than 1.05 to 1, increasing over time to 1.15 to 1; and

•	a limitation of capital expenditures.

      At December 31, 2001, the Company was in compliance with all required financial ratios and expects to continue to be in compliance throughout 2002.

      In connection with the closing of the DOC LLC Credit Facility, the Company extinguished its credit facilities for both Dobson Cellular Operations Company and Dobson Operating Company and repurchased $159.7 million outstanding principal amount of the Company’s 11.75% senior notes due 2007. Since these credit facilities and senior notes were extinguished before their termination, the Company recognized a pretax extraordinary loss of $32.9 million as a result of call premiums and writing off previously capitalized financing costs relating to these debt instruments.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	LONG-TERM DEBT: (Continued)

Sygnet Wireless

      The Company’s subsidiary, Sygnet Wireless, Inc., is a party to a credit agreement for an aggregate of $336.0 million, consisting of a $40.4 million revolving credit facility and $295.6 million of term loan facilities (collectively the “Sygnet credit facility”). Interest on the revolving credit facility and the term loan facilities is based on a prime rate or a LIBOR formula, and has ranged between 5.0% and 10.5% since inception. The maximum availability of the Sygnet credit facility is limited by restrictions, such as certain financial ratios. The maximum availability subject to these restrictions is $327.0 million. As of December 31, 2001, the Company had $300.1 million outstanding under the Sygnet credit facility and the Company had $26.9 million of availability under the Sygnet credit facility.

      The obligations under the Sygnet credit facility are secured by a pledge of the capital stock of Dobson/ Sygnet’s operating subsidiary as well as a lien on substantially all of the assets of Dobson/ Sygnet and its operating subsidiary. The Sygnet credit facilities require that Dobson/ Sygnet and the Company maintain certain financial ratios. The failure to maintain these ratios would constitute an event of default, notwithstanding Dobson/ Sygnet’s ability to meet its debt service obligations. The Sygnet credit facilities amortize quarterly. The $40.4 million revolving credit facility terminates on September 23, 2006. The $295.6 million term loans terminate on December 23, 2007.

Dobson/ Sygnet Senior Notes

      On December 23, 1998, the Company’s subsidiary, Dobson/ Sygnet, issued $200.0 million of 12.25% Senior Notes maturing in 2008 (“Dobson/ Sygnet Senior Notes”). The net proceeds were used to finance the Sygnet Acquisition in December 1998 and to purchase $67.7 million of securities pledged to secure payment of the first six semi-annual interest payments on the Dobson/ Sygnet Senior Notes, which began on June 15, 1999 and ended with the payment made on December 15, 2001. The pledged securities are reflected as restricted cash and investments in the Company’s 2000 consolidated balance sheet. The Dobson/ Sygnet Senior Notes are redeemable at the option of the Company in whole or in part, on or after December 15, 2003, initially at 106.125%.

Senior Notes

      On June 15, 2000, the Company issued $300.0 million principal amount of its 10.875% Senior Notes maturing on July 1, 2010. The Company used $207.0 million of the net proceeds to pay down the DOC LLC credit facility. The Company has and will continue to use the balance of the net proceeds for working capital and other general corporate purposes. The notes are redeemable at any time. In addition, the Company may redeem up to 35% of the notes before July 1, 2003 with the net cash proceeds from certain equity offerings.

      The Company’s principal stockholder, Dobson CC Limited Partnership, or DCCLP, and certain of its affiliates, have entered into credit agreements with Bank of America, N.A. These credit agreements have aggregate principal amounts outstanding of approximately $280 million as of March 15, 2002. To secure their obligations under these credit agreements, DCCLP and these affiliates individually pledged certain assets, which include beneficial ownership of securities representing controlling interests in DCCLP and the Company. These loans will mature on March 31, 2003, unless extended.

      If any of the loans are not paid at maturity or if an event of default occurs under any of the loan agreements, and the lender elects to foreclose on the collateral, the Company could experience a change of control under the indenture governing its outstanding senior notes, its certificates of designation governing two series of its outstanding senior preferred stock, and its bank credit facility, and under the indenture governing the outstanding senior notes of its subsidiary, Dobson/ Sygnet.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	LONG-TERM DEBT: (Continued)

      Upon a change of control, the Company and Dobson/ Sygnet would each be required to offer to purchase its outstanding senior notes at 101% of the principal amount plus accrued and unpaid interest. The Company would also be required to offer to repurchase all of its outstanding senior preferred stock at 101% of the aggregate liquidation preference. There can be no assurance that the Company would have the funds necessary to complete these repurchases. If the Company and Dobson/ Sygnet failed to complete the purchases of the tendered senior notes, the senior noteholders or their trustees would be entitled to accelerate the maturity of the senior notes. If the Company failed to complete the purchases of its outstanding senior preferred stock, the holders of the Company’s two series of senior preferred stock would be entitled to elect two additional directors to its board of directors. The Company credit facility and the credit facility of its subsidiary, Sygnet Wireless, prohibit the Company from making the required offers to purchase. A change of control would also constitute an event of default under its bank credit facility entitling the lender to accelerate the maturity of that debt. A default under its bank credit facility constitutes a default under the Sygnet Wireless credit facility.

      If the Company experiences a change of control and AT&T Wireless substantially maintains their present percentage ownership in the voting and economic interests of American Cellular, AT&T Wireless and their affiliates will have the right to initiate a buy/sell procedure. Pursuant to this procedure, AT&T Wireless may offer to purchase the Company’s interest in ACC Acquisition L.L.C., the parent of American Cellular, or sell their interest in ACC Acquisition to the Company. AT&T Wireless may establish the price or require that the Company establish the price. If the offer is made, the Company must either agree to sell its interest in ACC Acquisition to AT&T Wireless or buy AT&T Wireless’s interest in ACC Acquisition. Upon consummation of a buy/sell procedure, its subsidiary’s management agreement with American Cellular, and the preferential roaming agreements between American Cellular and the Company, and between American Cellular and AT&T Wireless, will immediately terminate. In addition, the Company will lose its right to appoint one of its two representatives to the management committee and its power to approve all significant matters relating to the operation of American Cellular.

Other Notes Payable

      Other notes payable as of December 31, 2000, represents the amount financed with the United States Government for nine PCS licenses. On January 3, 2001, the Company completed the sale of seven PCS licenses for approximately $1.1 million plus the reimbursement of $0.7 million for all interest and principal actually paid by the Company from the date of the agreement through the closing date of the sale. The Company’s outstanding debt balance for these licenses totaled $3.4 million at December 31, 2000 and was assumed by the buyers at the completion of this sale.

Minimum Future Payments

      Minimum future payments of long-term debt for years subsequent to December 31, 2001, are as follows:

2002	$44,508,645
2003	76,568,727
2004	115,181,625
2005	149,882,049
2006	154,836,142
2007 and thereafter	1,079,903,764

$1,620,880,952

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	LONG-TERM DEBT: (Continued)

Interest Rate Hedges

      The Company pays interest on its bank credit facilities based on a variable factor, such as LIBOR or prime rate. The Company will from time-to-time enter into derivative contracts to reduce exposure against rising interest rates.

      The Company has entered into a $135.0 million derivative contract and a $190.0 million derivative contract on the Dobson Operating Co., L.L.C. (“DOC LLC”) Credit Facility whereby the interest rates are fixed at 6.9% and 6.5%, respectively, plus a factor based on DOC LLC’s leverage. The agreements expire in April 2003. Additionally, the Company has entered into a $300.0 million derivative contract on the DOC LLC Credit Facility whereby the interest rate has a cap of 8.5% plus a factor based on DOC LLC’s leverage. The agreement expires in March 2002. DOC LLC also had an interest rate cap agreement on $160.0 million of its DOC LLC Credit Facility that expired on June 14, 2001.

      On January 1, 2001, in accordance with SFAS 133, the Company recorded a liability and a transition adjustment, net of income tax, to other comprehensive loss totaling $3.0 million relating to its interest rate hedges. In addition, the Company recognized a transition adjustment, net of income tax, to other comprehensive loss totaling $4.8 million relating to its interest rate hedges for its 50% owned unconsolidated subsidiary, American Cellular. As of December 31, 2001, the Company’s accumulated other comprehensive loss, net of income tax, grew to $9.1 million as a result of the decline in interest rates. Contracts relating to approximately $4.3 million of this amount will be settled and reversed out of accumulated other comprehensive loss during 2002. The remaining contracts will be settled and reversed out during 2003. Also, the accumulated other comprehensive loss, net of income tax, recorded for the Company’s interest in its unconsolidated subsidiary, American Cellular, grew to $7.1 million. All the contracts related to this amount will be settled and reversed out of accumulated other comprehensive loss in 2002.

7. RESTRICTED CASH AND INVESTMENTS:

      At December 31, 2000, restricted cash and investments consist of interest pledge deposits for the Dobson/ Sygnet Senior Notes. The Dobson/ Sygnet Senior Notes interest pledge deposit includes the initial deposit of $67.7 million (as discussed in Note 6), net of interest earned and payments issued to bondholders. The final interest payment from this deposit was made on December 15, 2001, eliminating any restricted cash and investments at December 31, 2001. Amortization expense of $203,887 and $503,846 was recorded in 2001 and 2000, respectively, as a reduction of interest income for bond premiums incurred with the purchase of the restricted investments.

8. DEPOSITS:

      On January 26, 2001, the FCC concluded an auction of 10 MHz and 15 MHz PCS licenses in the C and F Blocks in a number of markets. Through one of our wholly-owned subsidiaries, the Company was the winning bidder for 14 of the auctioned licenses representing an estimated total population of 19.8 million. The FCC is currently considering that subsidiary’s post-auction application for grant of those licenses, as well as legal challenges to this application. If the Company’s subsidiary is granted all 14 licenses, the total cost will be $546.1 million. However, in June 2001, the United States Court of Appeals for the District of Columbia Circuit ruled that the FCC did not have the authority to auction certain of those licenses previously licensed to NextWave Personal Communications, Inc., including 11 of the 14 licenses for which the Company’s subsidiary was the successful bidder. These 11 licenses represent $536.5 million of the total amount that the Company’s subsidiary bid. The Court’s decision was appealed to the United States Supreme Court which, on March 4, 2002, granted certiorari and agreed to hear the appeal.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	DEPOSITS: (Continued)

      If the decision of the Court of Appeals in the NextWave litigation becomes final or is upheld on appeal or a settlement is not reached, it is unlikely that the Company’s subsidiary will be granted the eleven licenses for spectrum previously licensed to NextWave. It is likely, however, that the Company’s subsidiary would then receive a full refund of the deposit attributable to the 11 licenses at that time. In addition, if the Company’s subsidiary does not acquire those licenses, the Company does not anticipate being able to execute its current plan to build a jointly-owned PCS network with AT&T Wireless. Consequently, the Company will be forced to reevaluate the PCS component of its previously announced strategy. However, if the Company’s subsidiary is granted the licenses, the Company would be uncertain as to how it would finance the purchase, since financing is not in place at this time. Sources of additional financing for these licenses may include commercial bank borrowings and the sale of equity or debt securities. The Company cannot assure you that any such financing will be available on acceptable terms or at all. In addition, the Company cannot predict the effect on its competitive position due to any change to its business plan.

      Included on the Company’s balance sheet are deposits totaling $109.2 million and $50.0 million at December 31, 2001 and December 31, 2000, respectively, related to these 14 licenses. In light of the substantial delays associated with the pending NextWave litigation, the Company’s subsidiary (along with other winning bidders) requested that the FCC refund that portion of the Company’s deposit attributable to the eleven licenses. In March, 2002, the FCC announced that subject to the terms of its Order, the FCC would make a refund of 85% of the portion of the deposits attributable to those licenses involved in the pending NextWave litigation. The Company’s license application would remain pending during the pendency of the NextWave litigation. Under this Order, the Company expects to receive a refund of approximately $91.2 million of its present $109.2 million deposit during 2002.

9. STOCKHOLDERS’ (DEFICIT) EQUITY:

      On September 14, 2001, the Company’s Board of Directors authorized the expenditure of up to $80.0 million over the next twelve months for the possible repurchase of shares of the Company’s outstanding Class A common stock. As of December 31, 2001, the Company had purchased 2,117,600 shares, all of which was held as treasury stock.

      On February 8, 2001 the Company issued 200,000 shares of its Series AA Preferred Stock, par value $1.00 per share (“Series AA Preferred Stock”) to AT&T Wireless for aggregate cash proceeds of $200.0 million. Each share of Series AA Preferred Stock is entitled to cumulative annual dividends of 5.96% on the liquidation preference of $1,000 per share, subject to certain adjustments. Dividends will accrue but will not be payable until the fifth anniversary of the issuance of the Series AA Preferred Stock. Each share of Series AA Preferred Stock is mandatorily exchangeable for one share of the Company’s Series A Convertible Preferred Stock, par value $1.00 per share. Each share of the Company’s Series A Convertible Preferred Stock is convertible into the Company’s Class A Common Stock at a conversion rate of $25.35 per share.

      On January 1, 2001, in accordance with SFAS 133 (as described in Note 6), the Company recorded a liability and a transition adjustment to other comprehensive loss representing the fair value, net of income tax, of its interest rate hedges.

      The Company recorded preferred stock dividends of $86.3 million for year ended December 31, 2001 consisting primarily of $75.5 million of dividends on its 12.25% and 13% Senior Exchangeable Preferred Stock through the issuance of additional shares of such Preferred Stock and $10.8 million of dividends on its Series AA Preferred Stock.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	STOCKHOLDERS’ EQUITY: (Continued)

      As of December 31, 2001, the Company’s authorized and outstanding capital stock is as follows:

								Other
								Features,
		No. of	No. of			Liquidation		Rights,
		Shares	Shares	Par Value		Preference	Redemption	Preferences
Class	Type	Authorized	Issued	Per Share	Dividends	Per Share	Date	and Powers

Class A	Common Stock	175,000,000	39,682,561	$.001	As declared	—	—	Voting
Class B	Common Stock	70,000,000	54,995,888	$.001	As declared	—	—	Voting
Class C	Common Stock	4,226	—	$.001	As declared	—	—	Non-voting
Class D	Common Stock	33,000	—	$.001	As declared	—	—	Non-voting

		245,037,226	94,678,449

Series AA	Preferred Stock	200,000	200,000	$1.00	5.96% Cumulative	$1,000	Feb. 8, 2011	Non-voting
Senior Exchangeable	Preferred Stock	734,000	367,425	$1.00	12.25% Cumulative	$1,000	Jan. 15, 2008	Non-voting
Senior Exchangeable	Preferred Stock	500,000	234,973	$1.00	13% Cumulative	$1,000	May 1, 2009	Non-voting
Class E	Preferred Stock	40,000	—	$1.00	15% Cumulative	$1,131.92	Dec. 23, 2010	Non-voting
Other	Preferred Stock	4,526,000	—	$1.00	—	—	—	—

		6,000,000	802,398

      Each share of the Company’s Class B common stock, Class C common stock and Class D common stock is convertible into 111.44 shares of Class A common stock at the option of the holder. Due to this conversion feature, the Company’s calculation of its weighted average common shares outstanding is performed on an as converted basis (as discussed in Note 2).

      The Company adopted a stock incentive plan on January 10, 2000 (the “2000 plan”). The maximum number of shares for which the Company may grant options under the plan is 4,000,000 shares of post recapitalization Class A common stock, subject to adjustment in the event of any stock dividend, stock split, recapitalization, reorganization or certain defined change of control events. During 2000, the Company granted options to purchase approximately 2,549,500 shares of common stock under the 2000 plan. Shares subject to previously expired, cancelled, forfeited or terminated options become available again for grants of options. The shares that the Company will issue under the plan will be newly issued shares.

      In May 1999, the Company issued 170,000 shares of 13% senior exchangeable preferred stock mandatorily redeemable in 2009 for $1,000 per share. The net proceeds from the private offering of the preferred stock were used to redeem the outstanding shares of the Company’s Class F and Class G Preferred Stock, to reduce bank debt at DCOC and for general corporate purposes, including acquisitions. Holders of the preferred stock are entitled to cumulative quarterly dividends from the date of issuance and a liquidation preference of $1,000 per share with rights over the other classes of capital stock and equal to the 12.25% Senior Exchangeable Preferred Stock. On or before May 1, 2004, the Company may pay dividends, at its option, in cash or in additional shares having an aggregate liquidation preference equal to the amount of such dividends. Additionally, the preferred stock is redeemable at the option of the Company on or after May 1, 2004. Holders of the preferred stock have no voting rights.

      During 2001, 2000 and 1999, the Company issued total cumulative quarterly dividends in the form of 86,326, 62,690 and 47,956 additional shares of 12.25%, 13.00% Senior Exchangeable Preferred Stock and Series AA P Preferred Stock, respectively (resulting in a total liquidation preference of the outstanding preferred stock of $377.0 million, $240.1 million and $200.0 million, respectively, as of December 31, 2001) which represented non-cash financing activity, and thus are not included in the accompanying consolidated statements of cash flows.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. ACQUISITIONS:

      On November 1, 2000, the Company completed the purchase of Georgia 1 RSA for approximately $70.0 million. Georgia 1 covers eight counties in north and central Georgia, and covers an estimated population base of approximately 257,000. However, on October 29, 2001, the Company entered into a definitive agreement to sell Georgia 1 RSA to Verizon Wireless as described in Note 4. This sale closed on February 8, 2002.

      On September 21, 2000, the Company completed the purchase of Oklahoma 6 RSA for approximately $72.0 million. The total population base for the Oklahoma 6 RSA is approximately 223,600. The Oklahoma 6 RSA covers seven counties in central and eastern Oklahoma, including the cities of Henryetta, McAlester, Muskogee, Okmulgee and Seminole.

      On July 17, 2000, the Company completed the purchase of Missouri 2 RSA for approximately $7.0 million, consisting of Harrison, Grundy, Sullivan, Mercer and Putnam Counties (or portions thereof) in Missouri. On October 2, 2000, the Company sold Putnam and Sullivan Counties in Missouri 2 RSA to USCOC of Missouri RSA #5, Inc. for approximately $2.0 million.

      On May 1, 2000, the Company completed the purchase of Texas 9 RSA for approximately $125.0 million. Texas 9 is located between Dallas/ Fort Worth and Abilene and adjoins the Company’s Texas 10 property. It has a population base of approximately 193,400 and encompasses the towns of Brownwood, Stephenville, Hamilton and Hillsboro.

      On March 3, 2000, the Company completed the purchase of Michigan 10 RSA for approximately $34.0 million. Michigan 10 is located in the eastern portion of the lower-peninsula of Michigan. The Michigan 10 market area, which is mostly surrounded by Saginaw Bay and Lake Huron, has a total population of approximately 138,900.

      On February 25, 2000, the Company and AT&T Wireless, through an equally-owned joint venture, acquired American Cellular Corporation for approximately $2.5 billion, including fees and expenses. American Cellular’s systems cover a population of approximately 5.3 million. American Cellular serves markets in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, Tennessee, West Virginia and Wisconsin.

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

      The acquisition transactions were accounted for as purchases and, accordingly, their results of operations have been included in the accompanying consolidated statements of operations from the respective dates of acquisition. The unaudited pro forma information set forth below includes all acquisitions, except for Georgia 1 RSA, for the year ended December 31, 2000, as if the purchases occurred at the beginning of 2000. As described above, Georgia 1 RSA was sold on February 8, 2002, and its results of operations are included in the Company’s gain (loss) from discontinued operations. The unaudited pro forma information is presented

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	ACQUISITIONS: (Continued)

for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time:

2000

(Unaudited)
Operating revenue	$494,515
Loss before discontinued operations and extraordinary items	(134,360)
Net loss	(160,669)
Net loss applicable to common stockholders	(287,355)
Basic net loss applicable to common stockholders per common share	$(3.21)

11. EMPLOYEE BENEFIT PLANS:

401 Plan

      The Company maintains a 401(k) plan (the “Plan”) in which substantially all employees of the Company are eligible to participate. The Plan requires the Company to match 100% of employees’ contributions up to 4% of their salary. Contributions to the Plan charged to the Company’s operations were approximately $1,825,200, $1,151,400 and $698,000 during the years ended December 31, 2001, 2000 and 1999, respectively, and were recorded as general and administrative expenses in the accompanying statements of operations.

Stock Option Plans

      The Company adopted its 1996 stock option plan (the “1996 plan”) and its 2000 stock option plan (the “2000 plan”) to encourage its key employees by providing opportunities to participate in the ownership and future growth through the grant of incentive stock options and nonqualified stock options. The plans also permit the grant of options to its directors. The Company’s compensation committee presently administers the 1996 and 2000 plans. The Company will not grant any additional options under the 1996 plan. All future options will be granted pursuant to the 2000 plan. The Company accounts for the plans under APB Opinion 25, under which no compensation cost is recognized in the accompanying consolidated financial statements if the option price is equal to or greater than the fair market value of the stock at the time the option is granted.

      Under the 1996 plan, the Board of Directors granted both incentive and non-incentive stock options for employees, officers and directors to acquire Class C common stock and Class D common stock, which is convertible into shares of our Class A common stock at a 111.44 to 1 basis. Options granted under the 2000 stock incentive plan can also be both incentive and non-incentive stock options for employees, officers and directors, however, all shares granted under this plan are shares of Class A common stock.

      Under both plans, stock options have been issued at the market price on the date of grant with an expiration of ten years from the grant date. All options issued in 2001, 2000 and 1999 vest at a rate of 20% per year. The maximum number of shares for which the Company may grant options under the 2000 plan is 4,000,000 shares of Class A common stock, subject to adjustment in the event of any stock dividend, stock split, recapitalization, reorganization or certain defined change of control events. As of December 31, 2001, the Company had outstanding options to purchase 3,085,000 shares of Class A common stock, 3,094 shares of Class C common stock and 8,265 shares of Class D common stock, to approximately 95 employees, officers and directors. Shares subject to previously expired, cancelled, forfeited or terminated options become available again for grants of options. The shares that the Company will issue under the plan will be newly issued shares.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	EMPLOYEE BENEFIT PLANS: (Continued)

      Stock options outstanding under the Plan are presented for the periods indicated.

					Class D
	Class A		Class C		(Formerly Class B)

	Number of	Option Price	Number of	Option Price	Number of	Option Price
	Shares	Range	Shares	Range	Shares	Range

Outstanding December 31, 1999	—	—	4,226	$400-$420	32,905	$86-$578
Granted	2,709,500	$18-$23	—	—	—	—
Exercised	—	—	845	$400-$420	15,562	$86-$578
Canceled	160,000	$23	—	—	1,669	—

Outstanding December 31, 2000	2,549,500	$18-$23	3,381	$400-$420	15,674	$86-$578
Granted	825,000	$10-$17	—	—	—	—
Exercised	—	—	287	$420	7,409	$86-$260
Canceled	289,500	$16-$23	—	—	—	—

Outstanding at December 31, 2001	3,085,000	$10-$23	3,094	$400-$420	8,265	$86-$578

Exercisable at December 31, 1999	—	—	482	$400-$420	13,063	$86-$578

Exercisable at December 31, 2000	—	—	483	$400-$420	3,828	$86-$578

Exercisable at December 31, 2001	464,000	$14-$23	1,041	$400-$420	2,994	$86-$578

      On January 24, 2000, the Company distributed the stock of its former subsidiary, Logix Communications Enterprises, Inc (“Logix”), to certain of the Company’s shareholders as previously described in Note 4. These certain shareholders were the Class D shareholders (formerly Class B). Thus, the above amounts have been adjusted to reflect the distribution of Logix.

      The following schedule shows the Company’s net loss and net loss per share for the last three years, had compensation expense been determined consistent with the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The pro forma information presented below is based on several assumptions and should not be viewed as indicative of the Company in future periods.

	2001	2000	1999

	($ in thousands, except
	for per share amounts)
Net loss applicable to common stockholders:
As reported	$(214,619)	$(271,526)	$(197,047)
Pro forma	$(221,505)	$(275,564)	$(197,565)
Basic net loss applicable to common stockholders per common share:
As reported	$(2.28)	$(3.04)	$(3.59)
Pro forma	$(2.36)	$(3.08)	$(3.60)

      Diluted net loss per common share has been omitted because the impact of common stock equivalents is anti-dilutive.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	EMPLOYEE BENEFIT PLANS: (Continued)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively:

	Class A		Class C

	2001	2000	2001	2000	1999

	(Amounts expressed in percentages)
Interest rate	5.21%	5.81%	—	—	5.03%
Expected volatility	67.11%	63.87%	—	—	44.67%

      The weighted average fair value of options granted using the Black-Scholes option pricing model for Class A in 2001 and 2000 was $15.69 and $21.80 respectively, Class C in 1999 was $267.37, assuming an expected life of ten years.

12. TAXES:

      Benefit for income taxes for the years ended December 31, 2001, 2000 and 1999, was as follows:

	2001	2000	1999

Federal income taxes —
Deferred	$(32,792,000)	$(37,504,000)	$(31,707,000)
State income taxes (current and deferred)	(3,858,000)	(4,412,000)	(3,730,000)

Total income tax benefit	$(36,650,000)	$(41,916,000)	$(35,437,000)

      The benefits for income taxes for the years ended December 31, 2001, 2000 and 1999 differ from amounts computed at the statutory rate as follows:

	2001	2000	1999

Income taxes at statutory rate (34%)	$(56,291,000)	$(54,780,000)	$(31,707,000)
State income taxes, net of Federal income tax effect	(6,622,000)	(6,445,000)	(3,730,000)
Loss in unconsolidated subsidiary	26,289,000	19,111,000	—
Other, net	(26,000)	198,000	—

	$(36,650,000)	$(41,916,000)	$(35,437,000)

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	TAXES: (Continued)

      The tax effects of the temporary differences which gave rise to deferred tax assets and liabilities at December 31, 2001 and 2000, were as follows:

	2001	2000

Current deferred income taxes:
Allowance for doubtful accounts receivable	$1,461,000	$1,129,000
Accrued liabilities	1,339,000	1,205,000

Net current deferred income tax asset	2,800,000	2,334,000

Noncurrent deferred income taxes:
Fixed assets	(27,908,000)	(17,333,000)
Intangible assets	(210,022,000)	(232,479,000)
Interest rate swap	5,726,000
Tax credits and carryforwards	134,983,000	110,085,000

Net noncurrent deferred income tax liability	(97,221,000)	(139,727,000)

Total net deferred income tax liability	$(94,421,000)	$(137,393,000)

      At December 31, 2001, the Company had NOL carryforwards of approximately $359.0 million, which may be utilized to reduce future Federal income taxes payable. These NOL carryforwards begin to expire in 2012.

13. RELATED PARTY TRANSACTIONS:

      At December 31, 2001 and 2000, the Company had current and long-term receivables totaling $19,989,636 and $20,035,415 from related parties. Included in these totals were approximately $15.8 million and $18.5 million at December 31, 2001 and 2000, respectively, due from the Company’s 50% owned subsidiary, American Cellular. Also included in these totals were receivables from the Company’s directors and officers totaling approximately $0.9 million and $1.4 million at December 31, 2001 and 2000, respectively. The director and officer notes bear interest at various interest rates ranging from 2.5% to 4.0% at December 31, 2001.

      On December 17, 2001, certain officers of the Company were offered non-recourse loans secured by their shares of Company stock. These loans totaled approximately $8.6 million and bear interest at a rate of 2.5%. These loans are recorded as subscription receivables on the Company’s balance sheet, thus, increasing the Company’s total stockholders’ deficit.

      The Company provides certain services to American Cellular in accordance with a management agreement. Certain costs incurred by the Company are shared costs of the Company and American Cellular. These shared costs are allocated between the Company and American Cellular primarily based on each Company’s pro rata population coverage and subscribers. Costs allocated to American Cellular from the Company were approximately $10.6 million and $4.1 million for the year ended December 31, 2001, and 2000, respectively. In addition, the Company charged American Cellular for other expenses incurred by the Company on their behalf, primarily for compensation-related expenses, totaling $40.4 million and $27.8 million for 2001 and 2000, respectively.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS:

      On November 16, 2001, the Company entered into an equipment supply agreement in which the Company agreed to purchase approximately $100.5 million of cell site and switching equipment between November 16, 2001 and December 31, 2004, to update the wireless systems for the newly acquired and existing MSAs and RSAs. Of the commitment, approximately $88.1 million remained at December 31, 2001.

      The Company entered into an additional equipment supply agreement with a second vendor on January 13, 1998 (as amended through April 13, 2000). The Company agreed to purchase approximately $131.0 million of cell site and switching equipment between January 13, 1998 and December 31, 2002, to update the wireless systems for the newly acquired and existing MSAs and RSAs. Of this commitment, approximately $15.0 million remained at December 31, 2001. The Company expects to substantially fulfill its purchase commitments under both of these agreements prior to their completion dates.

      For the year ended December 31, 2001, the gross amount of furniture and office equipment and the related depreciation recorded under capital leases was as follows:

2001

Furniture and office equipment	$5,143,928
Accumulated depreciation	(396,002)

$4,747,926

      Future minimum lease payments required under capital and operating leases that have an initial or remaining noncancellable lease term in excess of one year at December 31, 2001, are as follows:

	Capital	Operating
	Leases	Leases

2002	$1,792,000	$23,031,000
2003	1,268,000	21,004,000
2004	733,000	19,017,000
2005	312,000	16,802,000
2006	—	14,451,000
2007 and thereafter	—	68,606,000
Total minimum lease payments	$4,105,000
Less-amount representing interest	(447,000)

Total obligations under capital lease	3,658,000

Less — Current portion of obligations under capital leases	(1,532,000)

Total obligations under capital leases, net of current portion	$2,126,000

      Lease expense under the above leases was approximately $23.4 million, $14.5 million and $8.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. Included in the future minimum lease payments above are future requirements for certain capital leases the Company entered into during 2001 for furniture and office equipment. These capital leases have anywhere from a three to five year lease term and offer a bargain purchase price at the end of the lease term. The depreciation related to these assets is included in the Company’s depreciation expense and the obligation is included in the Company’s other non-current liabilities. Operating leases are primarily for the Company’s retail stores and cell sites.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. FAIR VALUE OF FINANCIAL INSTRUMENTS:

      Unless otherwise noted, the carrying value of the Company’s financial instruments approximates fair value. The Company estimates the fair value of its long-term debt based on quoted market prices for publicly traded debt or on the present value of the cash flow stream utilizing the current rates available to the Company for debt with similar terms and remaining maturation. The Company estimates the fair value of its interest rate hedge based on the current market value of the hedge instruments.

      Indicated below are the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31:

	2001		2000

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Restricted cash and investments	$—	$—	$26,153,677	$26,153,677
Revolving credit facilities	1,122,449,254	1,122,449,254	1,188,449,254	1,188,449,254
Dobson/ Sygnet Senior Notes	200,000,000	213,000,000	200,000,000	198,000,000
DCC Senior Notes	298,391,723	311,819,351	298,185,918	293,718,229
Other notes payable	39,975	39,975	3,440,605	3,494,669
Interest rate hedge liability	15,068,739	15,068,739	—	3,980,950

16. SUBSEQUENT EVENTS:

      On February 8, 2002, the Company completed the sale of three wireless properties to Verizon Wireless for a total purchase price of $263.0 million. These properties include California 7 RSA, Ohio 2 RSA and Georgia 1 RSA. On February 28, 2002, the Company completed another transaction with Verizon Wireless in which the Company sold its 75% ownership interest in Arizona 5 RSA for a total purchase price of $85.0 million. In addition, on February 8, 2002, two wholly-owned, indirect subsidiaries of the Company’s 50% owned joint venture, American Cellular, completed the sale of Tennessee 4 RSA to Verizon Wireless for a total purchase price of $202.0 million. Proceeds from these transactions were primarily used to pay down bank debt. The Company’s financials have been restated to reflect the sale of these properties to Verizon Wireless, which are accounted for as discontinued operations in the consolidated financial statements.

      Subsequent to December 31, 2001 the Company repurchased approximately 1.7 million additional shares of treasury stock at cost for approximately $6.8 million. As of March 22, 2001, the Company had repurchased a total of 3.8 million shares of treasury stock at cost for approximately $25.3 million.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Members of ACC Acquisition LLC:

We have audited the accompanying consolidated balance sheets of ACC Acquisition LLC (a Delaware Limited Liability Corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, members’ equity and cash flows for the year ended December 31, 2001 and for the period from February 15, 2000 through December 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACC Acquisition LLC and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the year ended December 31, 2001 for the period from February 15, 2000 through December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company could violate one of the covenants of its bank debt agreement during 2002, resulting in its lenders having the right to declare its outstanding debt immediately due and payable, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As explained in Notes 2 and 3 to the consolidated financial statements, respectively, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities and disposal of long-lived assets.

ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,

March 22, 2002

ACC ACQUISITION LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 AND 2000

	2001	2000

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,962,148	$14,880,667
Accounts receivable, net of allowance for doubtful accounts of $1,548,098 and $1,658,093 for 2001 and 2000, respectively	43,548,758	46,209,263
Restricted cash and investments	65,678,101	—
Inventory	8,013,595	8,196,334
Deferred tax assets	6,500,891	7,170,411
Prepaid expenses and other	1,744,011	1,386,845

Total current assets	131,447,504	77,843,520

PROPERTY, PLANT AND EQUIPMENT, net	203,168,050	184,654,958

OTHER ASSETS:
Restricted investments	32,184,495	—
Wireless license acquisition costs, net of accumulated amortization of $105,365,205 and $47,882,793 in 2001 and 2000, respectively	1,039,523,681	1,086,201,425
Goodwill, net of accumulated amortization of $108,592,621 and $50,277,607 in 2001 and 2000, respectively	1,069,532,164	1,129,512,357
Deferred financing costs and other, net of accumulated amortization of $8,652,380 and $3,426,409 in 2001 and 2000, respectively	45,410,003	30,603,549
Customer list, net of accumulated amortization of $17,681,703 and $8,106,703 in 2001 and 2000, respectively	30,318,297	39,893,297
Assets of discontinued operations	139,854,463	141,393,717

Total other assets	2,356,823,103	2,427,604,345

Total assets	$2,691,438,657	$2,690,102,823

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,783,741	$28,873,545
Accounts payable — affiliates	17,729,679	11,805,894
Accrued expenses	10,475,570	15,157,173
Accrued interest payable	31,308,522	11,596,175
Deferred revenue and customer deposits	11,745,161	9,448,139
Current portion of long-term debt	46,909,091	27,465,000

Total current liabilities	131,951,764	104,345,926

OTHER LIABILITIES:
Payables — affiliates	—	9,193,025
Long-term debt, net of current portion	1,760,208,032	1,650,535,000
Deferred tax liabilities	186,382,124	253,883,044
Liabilities of discontinued operations	7,495,882	6,389,217
Other non-current liabilities	23,698,750	—
Commitments (Note 11)
Series A preferred stock	37,138,711	—

MEMBERS’ EQUITY:
Members’ equity	797,827,565	765,000,000
Retained deficit	(239,044,921)	(99,243,388)
Accumulated other comprehensive loss, net of income tax benefit of $9,479,500	(14,219,250)	—

Total members’ equity	544,563,394	665,756,612

Total liabilities and members’ equity	$2,691,438,657	$2,690,102,823

The accompanying notes are an integral part of these consolidated balance sheets.

ACC ACQUISITION LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Period from
		February 15, 2000
	For the Year Ended	through
	December 31, 2001	December 31, 2000

OPERATING REVENUE:
Service revenue	$266,507,216	$181,274,795
Roaming revenue	132,250,992	113,108,060
Equipment and other revenue	18,484,430	14,960,111

Total operating revenue	417,242,638	309,342,966

OPERATING EXPENSES:
Cost of service	106,706,736	61,062,239
Cost of equipment	37,182,246	26,768,354
Marketing and selling	56,462,163	36,580,294
General and administrative	60,944,109	38,768,894
Depreciation and amortization	182,636,954	147,256,833

Total operating expenses	443,932,208	310,436,614

OPERATING LOSS	(26,689,570)	(1,093,648)
OTHER INCOME (EXPENSE):
Interest expense	(165,456,826)	(133,270,017)
Other income, net	3,723,072	536,308

LOSS BEFORE INCOME TAXES	(188,423,324)	(133,827,357)
INCOME TAX BENEFIT	52,199,794	33,241,703

LOSS FROM CONTINUING OPERATIONS	(136,223,530)	(100,585,654)
DISCONTINUED OPERATIONS: (Note 3)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of income tax provision of $1,188,394 in 2001 and $2,548,131 in 2000	(1,439,293)	1,342,266

NET LOSS	(137,662,823)	(99,243,388)
DIVIDENDS ON PREFERRED STOCK	(2,138,710)	—

NET LOSS APPLICABLE TO MEMBERS	$(139,801,533)	$(99,243,388)

The accompanying notes are an integral part of these consolidated financial statements.

ACC ACQUISITION LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

		Members’ Equity

				Accumulated
	Comprehensive		Retained	Comprehensive	Total Members’
	Loss	Paid-in Capital	Deficit	Loss	Equity

FEBRUARY 15, 2000		$—	$—	$—	$—
Net loss		—	(99,243,388)	—	(99,243,388)
Capital contribution		765,000,000	—	—	765,000,000

DECEMBER 31, 2000		$765,000,000	$(99,243,388)	—	$665,756,612
Net loss	$(137,662,823)	—	(137,662,823)	—	(137,662,823)
Other comprehensive loss —
SFAS 133 transition adjustment, net of tax	(9,510,365)	—	—	(9,510,365)	(9,510,365)
SFAS 133 transition adjustment reclassified into earnings, net of tax	9,510,365	—	—	9,510,365	9,510,365
Change in fair value of hedge transactions, net of tax	(14,219,250)	—	—	(14,219,250)	(14,219,250)

Total comprehensive loss	$(151,882,073)

Capital contribution		32,827,565	—	—	32,827,565
Preferred stock dividends		—	(2,138,710)	—	(2,138,710)

DECEMBER 31, 2001		$797,827,565	$(239,044,921)	$(14,219,250)	$544,563,394

The accompanying notes are an integral part of these consolidated financial statements.

ACC ACQUISITION LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period From
		February 15, 2000
	For the Year Ended	Through
	December 31, 2001	December 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(136,223,530)	$(100,585,654)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities —
Depreciation and amortization	182,636,954	147,256,833
Amortization of bond premium and financing costs	5,718,138	3,426,409
Deferred income taxes and investment tax credits, net	(58,021,420)	(27,900,333)
Loss (gain) on disposition of assets, net	481,208	(139,632)
Changes in current assets and liabilities —
Accounts receivable	2,660,505	(15,703,276)
Inventory	182,739	(4,310,319)
Prepaid expenses and other	(3,334,691)	(6,979,840)
Accounts payable	(11,036,387)	34,547,797
Accrued expenses	4,782,503	(13,688,395)
Deferred revenue and customer deposits	2,297,022	3,531,713

Net cash (used in) provided by operating activities	(9,856,959)	19,455,303

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(74,850,030)	(58,449,899)
Proceeds from sale of PCS licenses	5,000,000	—
Change in receivable from discontinued operations	11,454,868	17,509,334
Acquisition of American Cellular Corporation	—	(2,440,000,000)
Cash acquired with American Cellular Corporation	—	25,351,102
Other investing activities	2,623,869	(23,788)

Net cash used in investing activities	(55,771,293)	(2,455,613,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	233,000,000	1,789,000,000
Repayments of long-term debt	(797,395,544)	(111,000,000)
Proceeds from senior subordinated notes	693,020,500	—
Issuance of preferred stock	35,000,000	—
Deferred financing costs	(19,920,432)	(1,154,410)
(Repayments to) advances from affiliate for capital expenditures	(9,193,025)	9,193,025
Capital contribution	16,413,782	765,000,000
Maturities of restricted investments	38,976,389	—
Purchase of restricted investments	(133,191,937)	—

Net cash provided by financing activities	56,709,733	2,451,038,615

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,918,519)	14,880,667
CASH AND CASH EQUIVALENTS, beginning of year	14,880,667	—

CASH AND CASH EQUIVALENTS, end of year	$5,962,148	$14,880,667

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest, net of amounts capitalized	$154,662,660	$124,274,707
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital contribution of PCS licenses and certain other assets	$16,413,783	—

The accompanying notes are an integral part of these consolidated financial statements.

ACC ACQUISITION LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION:

      The Company is a limited liability company equally owned by AT&T Wireless and Dobson Communications; it was originally formed on February 15, 2000, to acquire the operations of American Cellular Corporation (“American”) and its subsidiaries. On February 25, 2000, the Company acquired American for $2.5 billion, including fees and expenses. Therefore, the financial statements and the related notes presented here for the year ended December 31, 2000, are for the period from formation date (February 15, 2000) through December 31, 2000. American is a provider of rural and suburban wireless telephone services in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin.

Capital Resources and Growth

      The Company has substantial indebtedness and debt service requirements and is subject to significant financial restrictions and limitations. If the Company is unable to satisfy any of the covenants under the credit facility, including financial covenants, the Company will be unable to borrow under the credit facility during such time period to fund its ongoing operations, planned capital expenditures or other permissible uses.

      The Company’s ability to manage future growth will depend upon its ability to monitor operations, control costs and maintain effective quality controls, all of which will result in higher operating expenses. Any failure to expand these areas and to implement and improve its systems, procedures and controls in an efficient manner at a pace consistent with the growth of the Company’s business could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Business Segments

      The Company operates in one business segment pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Cash and Cash Equivalents

      Cash and cash equivalents on the accompanying consolidated balance sheets includes cash and short-term investments with original maturities of three months or less.

Inventory

      The Company values its inventory at the lower of cost or market on the first-in, first-out method of accounting.

Impairment of Long-Lived Assets

      The Company assesses potential impairments of long-lived assets, certain identifiable intangibles and goodwill when there is evidence that events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. An impairment loss is recognized when the sum of the expected future net cash flows

ACC ACQUISITION LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES: (Continued)

is less than the carrying amount of the asset. The amount of any recognized impairment would be based on the estimated fair value of the asset subject to impairment compared to the carrying amount of such asset. At December 31, 2001, the Company has identified no such losses.

Wireless License Acquisition Costs

      Wireless license acquisition costs consist of amounts paid to acquire FCC licenses to provide wireless services. Wireless license acquisition costs are being amortized on a straight-line basis over twenty years. Amortization expense of $57,482,412 and $47,882,793 was recorded for the year ended December 31, 2001 and for the period from February 15, 2000 through December 31, 2000, respectively.

      The ongoing value and remaining useful lives of intangible and other long-term assets are subject to periodic evaluation. See “Recently Issued Accounting Pronouncements” below for additional discussion of accounting for wireless license acquisition costs.

Customer List

      Customer list consists of amounts paid to acquire wireless customer lists. Customer list acquisition costs are being amortized on a straight-line basis over five years. Amortization expense of $9,575,000 and $8,106,703 was recorded for the year ended December 31, 2001 and for the period from February 15, 2000 through December 31, 2000, respectively.

Goodwill

      Goodwill is being amortized on a straight-line basis over twenty years. Amortization expense related to goodwill of $58,315,014 and $50,277,607 was recorded for the year ended December 31, 2001 and for the period from February 15, 2000 through December 31, 2000, respectively.

      The ongoing value and remaining useful lives of intangible and other long-term assets are subject to periodic evaluation. See “Recently Issued Accounting Pronouncements” below for additional discussion of accounting for goodwill.

Deferred Financing Costs

      Deferred costs consist primarily of fees incurred to secure long-term debt. Deferred financing costs are being amortized on a straight-line basis over the nine-year term of the debt and recorded as interest expense. Interest expense related to the amortization of these costs of $5,225,971 and $3,426,409, was recorded for the year ended December 31, 2001 and for the period from February 15, 2000 through December 31, 2000, respectively.

Advertising Costs

      Advertising costs are expensed as incurred and are included as marketing and selling expenses in the accompanying consolidated statements of operations.

Income Taxes

      The Company files a consolidated income tax return. Income taxes are allocated among the various entities included in the consolidated tax return, as agreed, based on the ratio of each entity’s taxable income (loss) to consolidated taxable income (loss). Deferred income taxes reflect the estimated future tax effects of differences between financial statement and tax bases of assets and liabilities at year-end.

ACC ACQUISITION LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Revenue Recognition

      The Company records service revenues over the period they are earned. The cost of providing service is recognized as incurred. Airtime and toll revenue are billed in arrears. The Company accrued estimated unbilled revenues for services provided of $2,858,515 and $3,280,176 as of December 31, 2001 and 2000, respectively, which are included in accounts receivable in the accompanying consolidated balance sheets. Monthly access charges are billed in advance and are reflected as deferred revenue on the accompanying consolidated balance sheets. Equipment sales are recognized when the equipment is delivered to the customer. Subscriber acquisition costs (primarily commissions and losses on equipment sales) are expensed as incurred.

      As of December 31, 2000, the Company implemented SEC Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition.” The impact of implementing SAB 101 was not material to the Company’s revenues or results of operations.

Disposal of Long-Lived Assets

      As of January 1, 2001, the Company implemented SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” (“SFAS 144”). The discontinued operations described in (Note 3) are reflected in the financial statements as “Loss from Discontinued Operations.” Prior year balances have been adjusted to reflect this change in accounting standard.

Use of Estimates

      The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Significant Concentrations

      In connection with providing wireless services to customers of other wireless carriers, the Company has contractual agreements with those carriers, which provide for agreed-upon billing rates between the parties. Approximately 78% and 70% of the Company’s roaming revenue was earned from three wireless carriers during the year ended December 31, 2001 and the period from February 15, 2000 through December 31, 2000, respectively.

Recently Issued Accounting Pronouncements

      In July 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Derivatives and Hedging” (“SFAS 133”). SFAS 133 establishes uniform hedge accounting criteria for all derivatives requiring companies to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Under SFAS 133, derivatives are recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value recognized as a component of comprehensive income or in current earnings. SFAS 138 was issued in June 2000 as an amendment to SFAS 133 and addresses issues causing implementation difficulties. On January 1, 2001, in accordance with SFAS 133, the Company recorded a liability and a transition adjustment, net of income tax, to other comprehensive loss totaling $9.5 million relating to its interest rate hedges.

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These

ACC ACQUISITION LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES: (Continued)

standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. In addition, any goodwill or indefinite life intangible assets acquired between July 1, 2001 and December 31, 2001 would not be amortized. Under the new rules, the Company would treat its wireless licenses as indefinite life intangible assets. As a result, effective January 1, 2002, the Company will no longer amortize goodwill and wireless licenses. Instead, the Company will test for impairment of goodwill or indefinite life intangibles at least annually and would only adjust the carrying amount of these intangible assets upon an impairment of the goodwill or indefinite life intangible assets. During the year ended December 31, 2001, the Company recorded approximately $58.3 million and approximately $34.5 million of amortization expense, net of income tax, related to its goodwill and wireless license acquisition costs, respectively. Through December 31, 2001, the Company’s accounting policy was to evaluate the carrying value of its intangible assets based on its undiscounted cash flows. However, as a result of implementing SFAS 142, the Company is now required to evaluate the carrying value of its indefinite life intangibles using their fair values. Upon implementation of SFAS No. 142 on January 1, 2002, the Company expects to record a charge, net of income tax, of approximately $282 million to reflect the write-down of its wireless license acquisition costs to their fair value.

      In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company has not yet determined the effect that this new accounting standard may have on its results of operations, financial position and cash flows. The Company will be required to implement this standard effective January 1, 2003.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it maintains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business,” for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. During the fourth quarter 2001, two of the Company’s wholly-owned indirect subsidiaries, entered into a definitive agreement to sell Tennessee 4 RSA. With this sale, the Company decided to early adopt this standard during the fourth quarter 2001, effective January 1, 2001, to properly reflect the results of operations, assets and liabilities of Tennessee 4 as discontinued operations, see Note 3 below.

3. DISCONTINUED OPERATIONS:

      On October 30, 2001, two of the Company’s wholly-owned, indirect subsidiaries entered into a definitive agreement with Verizon Wireless to sell Tennessee 4 RSA for a total purchase price of $202.0 million. The Tennessee 4 RSA covers a population of approximately 290,800. The sale was completed on February 8, 2002, and proceeds were primarily used to pay down bank debt.

ACC ACQUISITION LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. DISCONTINUED OPERATIONS: (Continued)

      Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces APB Opinion No. 30 for the disposal of segments of a business, the consolidated financial statements have been restated for all periods presented to reflect the Tennessee 4 results of operations, assets and liabilities as discontinued operations. The assets and liabilities of such operations have been classified as “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, on the December 31, 2001 and 2000 consolidated balance sheets and consist of the following:

	December 31,	December 31,
	2001	2000

	($ in thousands)
Cash and cash equivalents	$85	$242
Other current assets	4,442	2,197
Property, plant and equipment, net	9,647	8,331
Goodwill, net	63,044	65,739
Wireless license acquisition costs, net	61,303	63,218
Other assets	1,333	1,667

Total assets of discontinued operations	$139,854	$141,394

Current liabilities	$1,744	$1,834
Other liabilities	5,752	4,555

Total liabilities of discontinued operations	$7,496	$6,389

      The net (loss) income from discontinued operations was classified on the consolidated statements of operations as “(Loss) income from discontinued operations.” Summarized results of discontinued operations are as follows:

		For the Period
	For the Year	From February 15,
	Ended	2000 through
	December 31, 2001	December 31, 2000

	($ in thousands)
Net revenues	$30,976	$27,494
(Loss) income before income taxes	(251)	3,890
Income tax provision	(1,188)	(2,548)
(Loss) income from discontinued operations	(1,439)	1,342

      The long-term debt of the Company is at the consolidated level, and is not reflected by each individual market. Thus, the Company has allocated a portion of interest expense to the discontinued operations to properly reflect the interest that was incurred to finance the Tennessee 4 operations. The interest expense allocated to these operations was $9.6 million for the year ended December 31, 2001 and $7.7 million for the period from February 15, 2000 through December 31, 2000.

      The Company completed the sale of Tennessee 4 on February 8, 2002, and will record losses incurred through that date and the related gain on the sale, during the first quarter of 2002.

4. PROPERTY, PLANT AND EQUIPMENT:

      Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials, overhead and capitalized interest. For the year ended December 31, 2001 and the period from February 15, 2000 through December 31, 2000, interest capitalized was not material. Existing property, plant and equipment

ACC ACQUISITION LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. PROPERTY, PLANT AND EQUIPMENT: (Continued)

purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense totaling $57,264,527 and $40,989,730 was recorded for the year ended December 31, 2001 and during the period from February 15, 2000 through December 31, 2000, respectively.

      Listed below are the major classes of property, plant and equipment and their estimated useful lives, in years, as of December 31, 2001 and 2000:

	Useful Life	2001	2000

Wireless systems and equipment	3-10	$265,077,424	$172,377,536
Buildings and improvements	5-40	17,635,367	9,529,416
Vehicles, aircraft and other work equipment	3-10	1,478,789	1,495,878
Furniture and office equipment	5-10	13,747,058	12,319,460
Plant under construction		1,979,214	28,876,710
Land		1,045,688	1,045,688

Property, plant and equipment		300,963,540	225,644,688
Accumulated depreciation		(97,795,490)	(40,989,730)

Property, plant and equipment, net		$203,168,050	$184,654,958

5. LONG-TERM DEBT:

      The Company’s long-term debt as of December 31, 2001 and 2000, consisted of the following:

	2001	2000

Credit facility	$1,113,604,456	$1,678,000,000
Senior Subordinated Notes, net of discount	693,512,667	—

Total debt	1,807,117,123	1,678,000,000
Less-Current maturities	46,909,091	27,465,000

Total long-term debt	$1,760,208,032	$1,650,535,000

Credit Facility

      On February 25, 2000, the Company obtained a $1.75 billion credit facility, to retire existing debt and complete the acquisition of American. The Company’s credit facility included a $300.0 million revolving credit facility and $1.45 billion of term loan facilities. On March 2, 2001, the Company and its lenders agreed to an amendment to the credit facility. This amendment became effective on March 14, 2001, when the Company permanently repaid $200.0 million of the term notes under the credit facility. The Company used proceeds from the issuance of $450.0 million Senior Subordinated Notes due 2009, to reduce its credit facility to $1.55 billion. On May 31, 2001, the Company and its lenders agreed to a second amendment to the credit facility. This amendment became effective on June 4, 2001, when the Company permanently repaid $201.3 million of the term notes under the credit facility with proceeds from the issuance of $250.0 million Senior Subordinated Notes due 2009 and the Company’s credit facility was reduced to $1.34 billion. On September 27, 2001, the Company and its lenders agreed to a third amendment to the credit facility, which modifies certain financial covenants (as described below). The maximum availability of the credit facility is limited by restrictions, such as certain financial ratios. The maximum availability subject to these restrictions

ACC ACQUISITION LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LONG-TERM DEBT: (Continued)

is $1,145.8 million. As of December 31, 2001, the Company had outstanding borrowings under the credit facility of $1,113.6 million, and approximately $32.2 million of credit availability.

      The Company’s amended credit facility imposes a number of restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, create liens and pay dividends. In addition, the Company is required to maintain certain financial ratios, including, but not limited to:

•	a ratio of senior indebtedness to operating cash flow of 7.00 to 1 at December 31, 2001, decreasing to 5.75 to 1 at December 31, 2002 and decreasing over time to 2.50 to 1;

•	a ratio of total indebtedness to operating cash flow of 10.10 to 1 at December 31, 2001, decreasing to 7.75 to 1 at December 31, 2002 and decreasing over time to 4.00 to 1;

•	a ratio of operating cash flow to debt service requirements of 1.20 to 1 at December 31, 2001, increasing to 1.35 to 1 at December 31, 2002 and decreasing over time to 1.20 to 1;

•	a ratio of operating cash flow to interest expense requirement of 1.45 to 1 at December 31, 2001, increasing to 1.80 to 1 at December 31, 2002 and increasing over time to 2.50 to 1;

•	beginning on December 31, 2002, a ratio of operating cash flow minus capital expenditures to the sum of debt service requirements and cash distributions of 1.00 to 1 and continuing over time at 1.00 to 1; and

•	a limitation of capital expenditures.

      Interest on the revolving credit facility and the term loan facilities is variable and is based on a prime rate or a LIBOR formula. The weighted average interest rate at December 31, 2001 was 7.1% and interest rates have ranged in total between 5.0% and 10.1% since inception. This credit facility is collateralized by substantially all of the assets of the Company.

      This credit facility imposes a number of restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, create liens, make capital expenditures and pay dividends.

      The Company’s credit facility includes a financial covenant requiring the Company not to exceed a total debt leverage ratio ranging from 9.25 to 1.00 in the first quarter to 7.75 to 1.00 in the fourth quarter 2002. Absent debt reduction from projected debt levels or an amendment to the credit facility modifying this covenant, the Company will likely violate this covenant during 2002. Management is currently in discussions with the lenders regarding an amendment to the credit facility. However, if the Company is unable to comply with the total debt leverage ratio or is unable to renegotiate the credit facility and there is a covenant violation, the lenders would have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility. In addition, an acceleration under the credit facility would allow the holders of the Senior Subordinated Notes to declare the principal and interest of the Senior Subordinated Notes immediately due and payable. The Company would then be required to either refinance the debt or repay the amounts due. If this were to occur, management would attempt to renegotiate the debt with the holders to provide for a more extended repayment term. There is no assurance that management would be able to renegotiate the debt under these conditions or meet its obligation under the accelerated repayment terms. As a result, this raises substantial doubt about the Company’s ability to continue as a going concern.

Senior Subordinated Notes

      On March 14, 2001, American completed the sale of $450.0 million Senior Subordinated Notes due 2009. These notes were sold at a discount of $3.3 million and carry an interest rate of 9.5%. The discount will

ACC ACQUISITION LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LONG-TERM DEBT: (Continued)

be amortized over the life of the notes. On June 4, 2001, American completed the sale of $250.0 million Senior Subordinated Notes due 2009. These notes were sold at a discount of $3.6 million and carry an interest rate of 9.5%. The discount will be amortized over the life of the notes.

      Restricted cash and investments consist of interest pledge deposits for the Senior Subordinated Notes. The interest pledge deposits include the initial deposit of $85.2 million for the $450.0 million Senior Subordinated Notes, net of interest earned and payments issued to bondholders and the additional deposit of $48.0 million for the $250.0 million Senior Subordinated Notes, net of interest earned and payment issued to bondholders.

Minimum Future Payments

      Minimum future payments of long-term debt for years subsequent to December 31, 2001, are as follows:

2002	$46,909,091
2003	70,407,214
2004	93,905,337
2005	117,403,461
2006	212,449,323
2007 and thereafter	1,266,042,697

$1,807,117,123

Interest Rate Hedges

      The Company pays interest on its bank credit facility based on a variable factor, such as LIBOR or prime rate. The Company will from time-to-time enter into derivative contracts to reduce exposure against rising interest rates.

      During 2000, the Company entered into a $1.03 billion derivative contract on its credit facility, in order to hedge its interest rate exposure, whereby the interest rate on the facility was effectively fixed at a rate of 7.3%. This agreement expired in June 2001 and was replaced with another agreement. The new agreement expires June 30, 2002 and sets the interest rate on $1.03 billion of debt at a rate of 6.7%.

      On January 1, 2001, in accordance with SFAS 133, the Company recorded a liability and a transition adjustment, net of income tax, to other comprehensive loss totaling $9.5 million relating to its interest rate hedges, thus decreasing the Company’s total equity. As of December 31, 2001, the Company’s accumulated other comprehensive loss, net of income tax, grew to $14.2 million as a result of the decline in interest rates. All of the contracts related to this amount will be settled and reversed out of accumulated other comprehensive loss during 2002.

6. MEMBERS’ EQUITY:

      On June 29, 2001, American received $35.0 million from one of the Company’s principal owners, Dobson Communications, for the purchase of 35,000 shares of American’s Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to cumulative annual dividends on the liquidation preference of $1,000 per share, subject to certain adjustments. Dividends will accrue but will not be payable until the fifth anniversary of the issuance of the Series A Preferred Stock.

ACC ACQUISITION LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. MEMBERS’ EQUITY: (Continued)

      On January 18, 2001, the Company received a $32.8 million capital contribution of which 50% was from AT&T Wireless and 50% was from Dobson Communications. This contribution consisted of cash, PCS licenses relating to areas in northeast Oklahoma and southeast Kansas, and certain other assets.

      On February 25, 2000, AT&T Wireless and Dobson Communications contributed $765.0 million to the Company to complete its acquisition of American.

7. ACQUISITION:

      On February 25, 2000, the Company acquired American for $2.44 billion, of which $765.0 million was paid in cash to American, and the remaining $1.675 billion was financed by the Company’s new credit facility. The Company’s markets include systems in eleven states. This acquisition was accounted for as a purchase. Accordingly, the cost of the acquisition was allocated to the acquired assets and liabilities. The allocation of the $2.44 billion of purchase price on February 25, 2000, was the following:

Current assets	$63,606,606
Property, plant and equipment	174,511,971
Wireless license costs	1,200,089,119
Customer list	50,000,000
Goodwill	1,248,454,988
Other assets	33,898,836
Current liabilities	(48,778,143)
Deferred tax liabilities	(281,783,377)

$2,440,000,000

8. EMPLOYEE BENEFIT PLANS:

      All employees are employed by one of the Company’s principal owners, Dobson Communications. Dobson Communications maintains a 401(k) plan (the “Plan”) in which substantially all employees of Dobson Communications are eligible to participate. The Plan requires Dobson Communications to match 100% of employees’ contributions up to 4% of their salary. Contributions to the Plan charged to the Company’s operations were $590,000 and $308,500 for the year ended December 31, 2001 and for the period from February 15, 2000 through December 31, 2000, respectively, and were recorded as general and administrative expenses in the accompanying statements of operations.

9. TAXES:

      The benefit for income taxes for the year ended December 31, 2001 and for the period from February 15, 2000 through December 31, 2000, were as follows:

	Year Ended	February 15, 2000
	December 31,	Through
	2001	December 31, 2000

Federal income taxes —
Deferred	$(44,369,825)	$(28,255,448)
State income taxes (current and deferred)	(7,829,969)	(4,986,255)

Total income tax benefit	$(52,199,794)	$(33,241,703)

ACC ACQUISITION LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. TAXES: (Continued)

      The benefit for income taxes for the year ended December 31, 2001 and for the period from February 15, 2000 through December 31, 2000, differs from amounts computed at the statutory rate as follows:

	Year Ended	February 15, 2000
	December 31,	Through
	2001	December 31, 2000

Income taxes at statutory rate (34%)	$(64,063,930)	$(45,501,301)
State income taxes, net of Federal income tax effect	(11,305,399)	(8,029,641)
Goodwill amortization, for which no benefit is recognized	23,326,005	20,111,043
Other, net	(156,470)	178,196

Total	$(52,199,794)	$(33,241,703)

      The tax effects of the temporary differences, which gave rise to deferred tax assets and liabilities at December 31, 2001 and 2000, were as follows:

	December 31, 2001	December 31, 2000

Current deferred income taxes:
Allowance for doubtful accounts receivable	$682,000	$724,100
Accrued liabilities	5,819,000	6,446,300

Net current deferred income tax asset	6,501,000	7,170,400

Noncurrent deferred income taxes:
Fixed assets	(29,270,000)	(30,843,424)
Intangible assets	(320,473,000)	(346,975,198)
Interest rate hedges	9,479,500	—
Tax credits and carryforwards	153,881,500	123,935,622

Net noncurrent deferred income tax liability	(186,382,000)	(253,883,000)

Total net deferred income tax liability	$(179,881,000)	$(246,712,600)

      At December 31, 2001, the Company had NOL carryforwards of approximately $386.0 million, which may be utilized to reduce future Federal income taxes payable. These NOL carryforwards begin to expire in 2009.

10. RELATED PARTY TRANSACTIONS:

      At December 31, 2001 and 2000, the Company had payables of approximately $17.7 million and $21.0 million, respectively, due to related parties. The amounts primarily represent expenditures and expense allocations made by Dobson Communications on behalf of the Company.

      Dobson Communications provides certain services to the Company in accordance with a management agreement. Certain costs incurred by Dobson Communications are shared-costs of the Company and Dobson Communications. These shared costs are allocated between the Company and Dobson Communications primarily based on each Companies’ pro rata population coverage and subscribers. Costs allocated to the Company from Dobson Communications were approximately $10.6 million and $4.1 million for the year ended December 31, 2001 and for the period from February 15, 2000 through December 31, 2000, respectively. In addition, the Company reimbursed Dobson Communications for other expenses incurred by them on our behalf, primarily related to compensation-related expenses, totaling $40.4 million and $27.8 mil-

ACC ACQUISITION LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. RELATED PARTY TRANSACTIONS: (Continued)

lion for the year ended December 31, 2001 and for the period from February 15, 2000 through December 31, 2000, respectively.

11. COMMITMENTS:

      Effective November 16, 2001, the Company entered into an equipment supply agreement with Nortel Networks Inc., in which the Company agreed to purchase approximately $49.5 million of cell site and switching equipment between November 16, 2001 and December 31, 2004. Of the commitment, approximately $43.4 million remained at December 31, 2001.

      Future minimum lease payments required under operating leases that have an initial or remaining noncancellable lease term in excess of one year at December 31, 2001, are as follows:

2002	$10,030,000
2003	8,525,000
2004	7,045,000
2005	5,497,000
2006	3,612,000
2007 and thereafter	8,932,000

      Lease expense under the above leases was approximately $11.0 million and $6.8 million for the year ended December 31, 2001 and for the period from February 15, 2000 through December 31, 2000, respectively.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS:

      Unless otherwise noted, the carrying value of the Company’s financial instruments approximates fair value. The Company estimates the fair value of its long-term debt based on quoted market prices for publicly traded debt or on the present value of the cash flow stream utilizing the current rates available to the Company for debt with similar terms and remaining maturation. The Company estimates the fair value of its interest rate hedge based on the current market value of the hedge instrument.

      Indicated below are the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31:

	2001		2000

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Restricted cash and investments	$97,862,596	$97,862,596	$—	$—
Credit facility	1,113,604,456	1,113,604,456	1,678,000,000	1,678,000,000
Senior Subordinated notes	693,512,667	676,174,850	—	—
Interest rate hedge liability	23,698,750	23,698,750	—	15,850,608

ACC ACQUISITION LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SUBSEQUENT EVENTS:

      On February 8, 2002, two of the Company’s wholly-owned, indirect subsidiaries completed the sale of Tennessee 4 RSA for a total purchase price of $202.0 million to Verizon Wireless. Proceeds from this transaction were primarily used to pay down bank debt. The Tennessee 4 RSA covers a total population of approximately 290,800 and a subscriber base of approximately 24,900, which are not included in the Company’s December 31, 2001, reported amounts. As a result of this agreement, the results of operations for Tennessee 4 RSA during the years presented are included in the Company’s consolidated financial statements as discontinued operations.

Supplementary Data

Selected Quarterly Financial Data (unaudited)

Dobson Communications Corporation

		Quarter Ended

		March 31,	June 30,	September 30,	December 31,

		($ in thousands except per share data)
Operating revenue	2001	$131,160	$153,278	$164,844	$150,122
	2000	$95,818	$118,244	$131,928	$129,955
Operating (loss) income	2001	$(433)	$16,525	$23,226	$11,426
	2000	$3,285	$9,537	$15,734	$(4,049)
Net loss	2001	$(44,069)	$(31,893)	$(22,949)	$(29,383)
	2000	$(42,505)	$(26,747)	$(26,986)	$(48,602)
Loss applicable to common stockholders	2001	$(63,559)	$(53,408)	$(45,376)	$(52,276)
	2000	$(117,912)	$(43,310)	$(44,086)	$(66,218)
Loss per average common share	2001	$(0.68)	$(0.56)	$(0.48)	$(0.56)
	2000	$(1.54)	$(0.46)	$(0.47)	$(0.71)

ACC Acquisition LLC

		Quarter Ended

		March 31,	June 30,	September 30,	December 31,

		($ in thousands except per share data)
Operating revenue	2001	$90,290	$106,107	$116,550	$104,297
	2000	$26,187	$90,285	$101,776	$91,094
Operating (loss) income	2001	$(15,310)	$(3,945)	$2,339	$(9,774)
	2000	$(2,648)	$(4,169)	$8,792	$(11,406)
Net loss	2001	$(38,691)	$(32,831)	$(30,275)	$(35,866)
	2000	$(11,682)	$(24,237)	$(24,954)	$(38,370)
Loss applicable to members	2001	$(38,691)	$(32,831)	$(31,150)	$(37,129)
	2000	$(11,682)	$(24,237)	$(24,954)	$(38,370)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Matters

      None.

PART III

Item 10. Directors and Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

      For the information called for by Items 10 through 13 we refer you to our Proxy Statement for our 2002 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001 and which is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1)     The following financial statements of Dobson Communications Corporation and ACC Acquisition LLC and Subsidiaries are included in Item 8:

Dobson Communications Corporation and Subsidiaries
Report of Independent Public Accountants
Consolidated Balance Sheets as of December 31, 2001 and 2000.
Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999.
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2001, 2000, and 1999.
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999.
Notes to Consolidated Financial Statements
ACC Acquisition LLC and Subsidiaries
Report of Independent Public Accountants
Consolidated Balance Sheets as of December 31, 2001 and 2000.
Consolidated Statements of Operations for the year ended December 31, 2001 and for the period from February 15, 2000 to December 31, 2000.
Consolidated Statements of Members’ Equity for the year ended December 31, 2001 and for the period from February 15, 2000 to December 31, 2000.
Consolidated Statements of Cash Flows for the year ended December 31, 2001 and for the period from February 15, 2000 to December 31, 2000.
Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules: Schedule II — Valuation Allowance Accounts

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of

Dobson Communications Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Dobson Communications Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated March 22, 2002. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in the method of accounting for derivative instruments and hedging activities and the disposal of long-lived assets as discussed in Notes 2 and 4 to the consolidated financial statements, respectively. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)2 is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated statements taken as a whole.

ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,

March 22, 2002

Item 14(a)2	SCHEDULE II

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

SCHEDULE OF VALUATION ALLOWANCE ACCOUNTS YEARS ENDED
DECEMBER 31, 2001, 2000 AND 1999

	Balance at	Charged to
	beginning of	costs and		Balance at
	year	expenses	Deductions	end of year

Allowance for Doubtful Accounts Receivable:
2001	$2,736,782	$9,790,353	$9,068,530	$3,458,605
2000	1,666,557	7,659,633	6,589,408	2,736,782
1999	1,068,569	5,209,289	4,611,301	1,666,557

      Allowance for doubtful accounts are deducted from accounts receivable in the balance sheet.

(a)(3) Exhibits

      The following exhibits are filed as a part of this report:

Exhibit		Method of
Numbers	Description	Filing

2.1	Agreement and Plan of Merger dated October 5, 1999 among ACC Acquisition LLC, ACC Acquisition Co. and American Cellular Corporation.	(8)[2.11]
2.2	Agreement and Plan of Recapitalization among Dobson Communications Corporation, Dobson Operating Company, Dobson CC Limited Partnership, Russell L. Dobson, J.W. Childs Equity Partners II, L.P., AT&T Wireless, Inc. and the other stockholders of Dobson Communications Corporation’s Class A Common Stock and Class D Preferred Stock.	(8)[2.15]
3.1	Registrant’s Amended and Restated Certificate of Incorporation.	(8)[3.1]
3.2	Registrant’s Amended and Restated By-laws.	(13)[3(ii)]
4.1	Amended, Restated, and Consolidated Revolving Credit and Term Loan Agreement dated as of January 18, 2000 among Dobson Operating Co., L.L.C., Banc of America Securities, LLC, Bank of America, N.A., Lehman Commercial Paper Inc. and TD Securities (USA) Inc., and First Union National Bank and PNC Bank, National Association, and the Lenders.	(8)[4.6]
4.1.1	Amendment, Waiver and Consent to the Dobson Operating Co., L.L.C., Credit Agreement dated as of June 19, 2000 among Dobson Operating Co., L.L.C., as Borrower, Bank of America, N.A., as Administrative Agent, Required Lenders and Guarantors	(9)[10.2]
4.1.2	Amendment and Consent dated November 24, 2000 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(14)[4.3.2]
4.1.3	Amendment and Consent dated May 4, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(4)
4.1.4	Amendment dated August 1, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(4)
4.1.5	Amendment dated January 23, 2002 to the Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(4)
4.2	Indenture dated December 23, 1998 between Dobson/ Sygnet Communications Company, as Issuer, and United States Trust Company of New York, as Trustee.	(2)[4.1]
4.3	Collateral Pledge and Security Agreement dated December 23, 1998 between Dobson/ Sygnet Communications Company, as Pledgor, and NationsBanc Montgomery Securities LLC, Lehman Brothers Inc., First Union Capital Markets, a division of Wheat First Securities, Inc. and TD Securities (USA) Inc., as Initial Purchasers, and United States Trust Company of New York, as Trustee.	(3)[4.18]
4.4	Form of Common Stock Certificate.	(8)[4.16]
4.5	Indenture dated June 22, 2000 by the Registrant and United States Trust Company of New York, as Trustee	(9)[4]
4.6	Senior Debt Indenture dated as of July 18, 2001, between the Registrant and The Bank of New York, as Trustee	(15)[4.2]
4.7.1	Subordinated Debt Indenture dated as of July 18, 2001 between the Registrant and The Bank of New York, as Trustee	(15)[4.3]
4.7.2	Certificate of Trust for Dobson Financing Trust	(15)[4.4]

Exhibit		Method of
Numbers	Description	Filing

4.8	Declaration of Trust for Dobson Financing Trust	(15)[4.5]
4.9	Indenture dated as February 28, 1997 between the Registrant and United States Trust Company of New York, as Trustee	(5)[4.6]
4.10	Credit agreement among the Agents and Lenders named therein and Sygnet Wireless Inc. (f/k/a Dobson/ Sygnet Operating Company) dated December 22, 1998	(3)[4.4]
4.11	Form of Certificate of Designation of the Powers, Preferences and Relative, Optional and Other Special Rights of the Registrant’s Series AA Preferred Stock	(13)[4.1]
4.12	Form of Certificate of Designation of the Powers, Preferences and Relative, optional and Other Special Rights of the Registrant’s Series A Convertible Preferred Stock	(13)[4.2]
10.1.1*	Registrant’s 1996 Stock Option Plan, as amended.	(3)[10.1.1]
10.1.2*	Form of 2000-1 Amendment to the DCC 1996 Stock Option Plan.	(8)[10.1.3]
10.1.3*	Form of Dobson Communications Corporation 2000 Stock Option Plan.	(8)[10.1.4]
10.3.1*	Letter dated June 3, 1996 from Registrant to Bruce R. Knooihuizen describing employment arrangement.	(5)[10.3.2]
10.3.2*	Letter dated October 15, 1996 from Fleet Equity Partners to Justin L. Jaschke regarding director compensation.	(5)[10.3.3]
10.3.3*	Letter dated October 28, 1997 from Registrant to R. Thomas Morgan describing employment arrangement.	(1)[10.3.5]
10.3.4*	Letter dated August 25, 1998 from Registrant to Richard D. Sewell, Jr. describing employment arrangement.	(3)[10.3.6]
10.3.5*	Consulting Agreement dated December 21, 1998 between Registrant and Albert H. Pharis, Jr.	(3)[10.3.7]
10.3.6*	Consulting Agreement dated August 15, 1998 between the Registrant and Russell L. Dobson and Addendum thereto dated October 1, 1998.	(8)[10.3.8]
10.4	General Purchase Agreement dated January 13, 1998 between Lucent Technologies, Inc. and Dobson Cellular Systems, Inc., as amended	(1)[10.4.7]
10.4.1	Amendment No. 1 to General Purchase Agreement between Dobson Cellular Systems and Lucent Technologies, Inc.	(10)[10.4.3]
10.5	Operating Agreement dated January 16, 1998, as amended, between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc.	(8)[10.4.4]
10.6†	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated as of November 16, 2001.	(4)
10.7	Second Amended and Restated Partnership Agreement of Gila River Cellular General Partnership dated September 30, 1997	(7)[10.8]
10.8	Stockholder and Investor Rights Agreement dated January 31, 2000 among the Registrant and the Shareholders listed therein (without exhibits).	(8)[10.7.2.3]
10.8.1	Amendment No. 1 to Stockholder and Investor rights Agreement among AT&T Wireless Services, Inc., the Registrant, and certain other parties	(13)[10.4]
10.9†	License Agreement dated October 8, 2001 between Dobson Communications Corporations and H.O. Systems, Inc.	(4)
10.10*	Form of Dobson Communications Corporation Director Indemnification Agreement.	(8)[10.9]

Exhibit		Method of
Numbers	Description	Filing

10.11	Agreement and Plan of Reorganization and Corporation Separation between Dobson Communications Corporation and Logix Communications Enterprises dated January 24, 2000	(8)[10.10]
10.12	Agreement by and among Dobson Communications Corporation and Dobson’s shareholders regarding the distribution of Logix Communications Enterprises, Inc. stock.	(8)[10.11]
10.13	Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC between AT&T Wireless JV Co. and Dobson JV Company dated as of February 25, 2000.	(11)[10.1]
10.14	Amended and Restated Supplemental Agreement among AT&T Wireless, Dobson Communications Corporation, Dobson CC Limited Partnership, and other signatories thereto, dated February 25, 2000.	(11)[10.1.1]
10.15	Amended and Restated Management Agreement between Dobson Cellular Systems, Inc. and ACC Acquisition LLC dated as of February 25, 2000.	(11)[10.2]
10.16	Amended and Restated Operating Agreement dated February 25, 2000 by and between AT&T Wireless Services, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(11)[10.3]
10.17	Amended and Restated Operating Agreement dated February 25, 2000 by and between Dobson Cellular Systems, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(11)[10.4]
10.18.1	Stock Purchase Agreement Between AT&T Wireless Services, Inc. and Dobson Communications Corporation dated as of November 6, 2000.	(12)[10.14]
10.18.2	Amendment No. 1 to Stock Purchase Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(13)[10.1]
10.19	Exchange Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(13)[10.2]
10.20	PCS Transfer Rights Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(13)[10.3]
10.21	Asset Purchase Agreement dated October 29, 2001 by and between Dobson Cellular Systems, Inc., and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(16)[10.22]
10.22	Asset Purchase Agreement dated December 6, 2001 by and between Dobson Cellular System, Inc, and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(17)[10.1]
10.23†	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002 between Cingular Wireless, LLC, and its affiliates, and Dobson Cellular Systems, Inc., and its affiliates.	(4)
21	Subsidiaries	(8)[21]
23	Consent of Arthur Andersen LLP	(4)
99	Letter regarding Arthur Andersen LLP	(4)

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-71633), as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed herewith.

(5)	Filed as an exhibit to the Registrant’s Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 15, 1997 and amended on November 6, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-90759), as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 6, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrants’ Registration Statement on Form S-4/ A (Registration No. 333-41512), as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 9, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s current report on Form 8-K/ A on February 22, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-64916), as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 20, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(b) Reports on Form 8-K

      The Registrant filed a Current Report on Form 8-K on December 20, 2001, which reported the Registrant’s definitive agreement with Cellco Partnership, d/b/a Verizon Wireless, to sell all of the Registrant’s right, title and interest in and to its 75% partnership interest in Gila River Cellular Partnership, for an aggregate purchase price of $85 million, subject to certain closing adjustments.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March 2002.

DOBSON COMMUNICATIONS CORPORATION

By	/s/ EVERETT R. DOBSON

Everett R. Dobson
Chairman of the Board and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signatures	Title	Date

/s/ EVERETT R. DOBSON Everett R. Dobson	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 27, 2002
/s/ BRUCE R. KNOOIHUIZEN Bruce R. Knooihuizen	Executive Vice President and Chief Financial Officer (principal financial officer)	March 27, 2002
/s/ TRENT LEFORCE Trent LeForce	Corporate Controller (principal accounting officer)	March 27, 2002
/s/ STEPHEN T. DOBSON Stephen T. Dobson	Secretary, Director	March 27, 2002
/s/ RUSSELL L. DOBSON Russell L. Dobson	Director	March 27, 2002
/s/ FRED J. HALL Fred J. Hall	Director	March 27, 2002
/s/ JUSTIN L. JASCHKE Justin L. Jaschke	Director	March 27, 2002
/s/ ALBERT H. PHARIS, JR. Albert H. Pharis, Jr.	Director	March 27, 2002

INDEX TO EXHIBITS

Exhibit		Method of
Numbers	Description	Filing

2.1	Agreement and Plan of Merger dated October 5, 1999 among ACC Acquisition LLC, ACC Acquisition Co. and American Cellular Corporation.	(8)[2.11]
2.2	Agreement and Plan of Recapitalization among Dobson Communications Corporation, Dobson Operating Company, Dobson CC Limited Partnership, Russell L. Dobson, J.W. Childs Equity Partners II, L.P., AT&T Wireless, Inc. and the other stockholders of Dobson Communications Corporation’s Class A Common Stock and Class D Preferred Stock.	(8)[2.15]
3.1	Registrant’s Amended and Restated Certificate of Incorporation.	(8)[3.1]
3.2	Registrant’s Amended and Restated By-laws.	(13)[3(ii)]
4.1	Amended, Restated, and Consolidated Revolving Credit and Term Loan Agreement dated as of January 18, 2000 among Dobson Operating Co., L.L.C., Banc of America Securities, LLC, Bank of America, N.A., Lehman Commercial Paper Inc. and TD Securities (USA) Inc., and First Union National Bank and PNC Bank, National Association, and the Lenders.	(8)[4.6]
4.1.1	Amendment, Waiver and Consent to the Dobson Operating Co., L.L.C., Credit Agreement dated as of June 19, 2000 among Dobson Operating Co., L.L.C., as Borrower, Bank of America, N.A., as Administrative Agent, Required Lenders and Guarantors	(9)[10.2]
4.1.2	Amendment and Consent dated November 24, 2000 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(14)[4.3.2]
4.1.3	Amendment and Consent dated May 4, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(4)
4.1.4	Amendment dated August 1, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(4)
4.1.5	Amendment dated January 23, 2002 to the Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(4)
4.2	Indenture dated December 23, 1998 between Dobson/ Sygnet Communications Company, as Issuer, and United States Trust Company of New York, as Trustee.	(2)[4.1]
4.3	Collateral Pledge and Security Agreement dated December 23, 1998 between Dobson/ Sygnet Communications Company, as Pledgor, and NationsBanc Montgomery Securities LLC, Lehman Brothers Inc., First Union Capital Markets, a division of Wheat First Securities, Inc. and TD Securities (USA) Inc., as Initial Purchasers, and United States Trust Company of New York, as Trustee.	(3)[4.18]
4.4	Form of Common Stock Certificate.	(8)[4.16]
4.5	Indenture dated June 22, 2000 by the Registrant and United States Trust Company of New York, as Trustee	(9)[4]
4.6	Senior Debt Indenture dated as of July 18, 2001, between the Registrant and The Bank of New York, as Trustee	(15)[4.2]
4.7.1	Subordinated Debt Indenture dated as of July 18, 2001 between the Registrant and The Bank of New York, as Trustee	(15)[4.3]
4.7.2	Certificate of Trust for Dobson Financing Trust	(15)[4.4]
4.8	Declaration of Trust for Dobson Financing Trust	(15)[4.5]
4.9	Indenture dated as February 28, 1997 between the Registrant and United States Trust Company of New York, as Trustee	(5)[4.6]

Exhibit		Method of
Numbers	Description	Filing

4.10	Credit agreement among the Agents and Lenders named therein and Sygnet Wireless Inc. (f/k/a Dobson/ Sygnet Operating Company) dated December 22, 1998	(3)[4.4]
4.11	Form of Certificate of Designation of the Powers, Preferences and Relative, Optional and Other Special Rights of the Registrant’s Series AA Preferred Stock	(13)[4.1]
4.12	Form of Certificate of Designation of the Powers, Preferences and Relative, optional and Other Special Rights of the Registrant’s Series A Convertible Preferred Stock	(13)[4.2]
10.1.1*	Registrant’s 1996 Stock Option Plan, as amended.	(3)[10.1.1]
10.1.2*	Form of 2000-1 Amendment to the DCC 1996 Stock Option Plan.	(8)[10.1.3]
10.1.3*	Form of Dobson Communications Corporation 2000 Stock Option Plan.	(8)[10.1.4]
10.3.1*	Letter dated June 3, 1996 from Registrant to Bruce R. Knooihuizen describing employment arrangement.	(5)[10.3.2]
10.3.2*	Letter dated October 15, 1996 from Fleet Equity Partners to Justin L. Jaschke regarding director compensation.	(5)[10.3.3]
10.3.3*	Letter dated October 28, 1997 from Registrant to R. Thomas Morgan describing employment arrangement.	(1)[10.3.5]
10.3.4*	Letter dated August 25, 1998 from Registrant to Richard D. Sewell, Jr. describing employment arrangement.	(3)[10.3.6]
10.3.5*	Consulting Agreement dated December 21, 1998 between Registrant and Albert H. Pharis, Jr.	(3)[10.3.7]
10.3.6*	Consulting Agreement dated August 15, 1998 between the Registrant and Russell L. Dobson and Addendum thereto dated October 1, 1998.	(8)[10.3.8]
10.4	General Purchase Agreement dated January 13, 1998 between Lucent Technologies, Inc. and Dobson Cellular Systems, Inc., as amended	(1)[10.4.7]
10.4.1	Amendment No. 1 to General Purchase Agreement between Dobson Cellular Systems and Lucent Technologies, Inc.	(10)[10.4.3]
10.5	Operating Agreement dated January 16, 1998, as amended, between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc.	(8)[10.4.4]
10.6†	Purchase and License Agreement between Nortel Network Inc. and Dobson Communications Corporation, dated as of November 16, 2001	(4)
10.7	Second Amended and Restated Partnership Agreement of Gila River Cellular General Partnership dated September 30, 1997	(7)[10.8]
10.8	Stockholder and Investor Rights Agreement dated January 31, 2000 among the Registrant and the Shareholders listed therein (without exhibits).	(8)[10.7.2.3]
10.8.1	Amendment No. 1 to Stockholder and Investor rights Agreement among AT&T Wireless Services, Inc., the Registrant, and certain other parties	(13)[10.4]
10.9†	License Agreement dated October 8, 2001 between Dobson Communications Corporations and H.O. Systems, Inc.	(4)
10.10*	Form of Dobson Communications Corporation Director Indemnification Agreement.	(8)[10.9]
10.11	Agreement and Plan of Reorganization and Corporation Separation between Dobson Communications Corporation and Logix Communications Enterprises dated January 24, 2000	(8)[10.10]

Exhibit		Method of
Numbers	Description	Filing

10.12	Agreement by and among Dobson Communications Corporation and Dobson’s shareholders regarding the distribution of Logix Communications Enterprises, Inc. stock.	(8)[10.11]
10.13	Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC between AT&T Wireless JV Co. and Dobson JV Company dated as of February 25, 2000.	(11)[10.1]
10.14	Amended and Restated Supplemental Agreement among AT&T Wireless, Dobson Communications Corporation, Dobson CC Limited Partnership, and other signatories thereto, dated February 25, 2000.	(11)[10.1.1]
10.15	Amended and Restated Management Agreement between Dobson Cellular Systems, Inc. and ACC Acquisition LLC dated as of February 25, 2000.	(11)[10.2]
10.16	Amended and Restated Operating Agreement dated February 25, 2000 by and between AT&T Wireless Services, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(11)[10.3]
10.17	Amended and Restated Operating Agreement dated February 25, 2000 by and between Dobson Cellular Systems, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(11)[10.4]
10.18.1	Stock Purchase Agreement Between AT&T Wireless Services, Inc. and Dobson Communications Corporation dated as of November 6, 2000.	(12)[10.14]
10.18.2	Amendment No. 1 to Stock Purchase Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(13)[10.1]
10.19	Exchange Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(13)[10.2]
10.20	PCS Transfer Rights Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(13)[10.3]
10.21	Asset Purchase agreement dated October 29, 2001 by and between Dobson Cellular Systems, Inc., and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(16)[10.22]
10.2.2	Asset Purchase Agreement dated December 6, 2001 by and between Dobson Cellular Systems, Inc, and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(17)[10.1]
10.23†	InterCarrier Multi-Standard Roaming Agreement as of January 25, 2002 between Cingular Wireless, LLC, and its affiliates, and Dobson Cellular Systems, Inc., and its affiliates.	(4)
21	Subsidiaries	(8)[21]
23	Consent of Arthur Andersen LLP	(4)
99	Letter regarding Arthur Andersen LLP	(4)

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-71633), as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed herewith.

(5)	Filed as an exhibit to the Registrant’s Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 15, 1997 and amended on November 6, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-90759), as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 6, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrants’ Registration Statement on Form S-4/ A (Registration No. 333-41512), as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 9, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s current report on Form 8-K/ A on February 22, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-64916), as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 20, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.