Form 10-Q
period 2002-03-31
DOBSON COMMUNICATIONS CORP
filed 2002-05-15
CIK 1035985

SECURITIES AND EXCHANGE COMMISSION

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      As of May 6, 2002, there were 35,896,137 shares of registrant’s $.001 par value Class A Common Stock outstanding and 54,977,481 shares of the registrant’s $.001 par value Class B Common Stock outstanding.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

Item
Number		Page

PART I. FINANCIAL INFORMATION
1	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	2
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001	3
	Condensed Consolidated Statement of Stockholders’ Deficit for the Three Months Ended March 31, 2002	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements	6
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
3	Quantitative and Qualitative Disclosure about Market Risk	26
PART II. OTHER INFORMATION
1	Legal Proceedings	27
2	Changes in Securities and Use of Proceeds	27
3	Defaults Upon Senior Securities	27
4	Submission of Matters to a Vote of Security Holders	27
5	Other Information	27
6	Exhibits and Reports on Form 8-K	27

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$157,218,683	$161,568,162
Accounts receivable —
Customers, net	67,421,890	83,769,879
Affiliates	36,786,577	19,065,333
Inventory	31,804,899	22,538,344
Deposits	91,205,000	91,205,000
Prepaid expenses and other	7,345,622	7,929,074

Total current assets	391,782,671	386,075,792

PROPERTY, PLANT AND EQUIPMENT, net	296,153,964	296,195,780

OTHER ASSETS:
Receivables — affiliate	1,447,880	924,303
Restricted assets	14,112,877	—
Wireless license acquisition costs, net	1,178,644,019	1,232,032,556
Deferred financing costs, net	66,784,816	69,426,525
Other intangibles, net	28,512,117	32,036,838
Investment in joint venture	173,684,624	309,420,407
Deposits, net of current portion	18,009,800	18,009,800
Other non-current assets	9,316,828	9,853,003
Assets of discontinued operations	—	215,152,441

Total other assets	1,490,512,961	1,886,855,873

Total assets	$2,178,449,596	$2,569,127,445

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$57,191,960	$72,747,252
Accrued expenses	40,388,728	45,313,769
Deferred revenue and customer deposits	14,733,002	14,399,829
Current portion of long-term debt	33,258,354	44,508,645
Accrued dividends payable	28,787,785	25,657,635
Current portion of obligations under capital leases	1,714,714	1,532,486

Total current liabilities	176,074,543	204,159,616

OTHER LIABILITIES:
Long-term debt, net of current portion	1,278,004,225	1,576,372,307
Deferred tax liabilities	147,511,258	97,221,243
Minority interest	20,925,469	23,882,914
Other non-current liabilities	11,034,405	16,885,394
Liabilities of discontinued operations	—	15,690,866
Commitments (Note 7)
Senior exchangeable preferred stock, net	811,509,853	791,915,295
STOCKHOLDERS’ DEFICIT:
Class A Common Stock, $.001 par value, 175,000,000 shares authorized and 39,700,968 and 39,682,561 issued at March 31, 2002 and December 31, 2001, respectively	39,701	39,683
Class B Common Stock, $.001 par value, 70,000,000 shares authorized and 54,977,481 and 54,995,888 shares issued March 31, 2002 and December 31, 2001, respectively	54,978	54,996
Class C Common Stock, $.001 par value, 4,226 shares authorized and zero shares issued at March 31, 2002 and December 31, 2001	—	—
Class D Common Stock, $.001 par value, 33,000 shares authorized and zero shares issued at March 31, 2002 and December 31, 2001	—	—
Paid-in capital	606,186,298	606,454,999
Retained deficit	(839,431,998)	(728,939,087)
Accumulated other comprehensive loss, net of income tax benefit of $5,060,140 and $10,767,246 at March 31, 2002 and December 31, 2001, respectively	(8,146,280)	(16,150,869)
Less 3,804,831 and 2,117,600 common shares held in treasury, at cost at March 31, 2002 and December 31, 2001, respectively	(25,312,856)	(18,459,912)

Total stockholders’ deficit	(266,610,157)	(157,000,190)

Total liabilities and stockholders’ deficit	$2,178,449,596	$2,569,127,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	March 31, 2002	March 31, 2001

	(Unaudited)
OPERATING REVENUE:
Service revenue	$86,673,928	$74,485,375
Roaming revenue	51,880,001	50,836,583
Equipment and other revenue	4,571,347	5,838,862

Total operating revenue	143,125,276	131,160,820

OPERATING EXPENSES:
Cost of service	40,627,853	36,303,994
Cost of equipment	11,332,416	13,294,237
Marketing and selling	17,800,137	18,487,372
General and administrative	19,697,164	19,055,487
Depreciation and amortization	21,012,416	44,452,586

Total operating expenses	110,469,986	131,593,676

OPERATING INCOME (LOSS)	32,655,290	(432,856)

OTHER INCOME (EXPENSE):
Interest expense	(30,666,086)	(38,397,647)
Other income, net	1,244,082	1,173,580

LOSS BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES, INCOME TAXES AND EXTRAORDINARY ITEMS	3,233,286	(37,656,923)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(1,510,452)	(1,194,486)
LOSS FROM INVESTMENT IN JOINT VENTURE, net of income tax benefit of $4,443,737 and $7,880,091 for the three months ended March 31, 2002 and 2001, respectively	(7,222,686)	(19,092,666)

LOSS BEFORE INCOME TAXES	(5,499,852)	(57,944,075)
Income tax (expense) benefit	(654,677)	14,744,541

LOSS FROM CONTINUING OPERATIONS	(6,154,529)	(43,199,534)
DISCONTINUED OPERATIONS: (Note 3)
Income (loss) from discontinued operations, net of income tax (expense) benefit of $(3,138,737) and $377,792 for 2002 and 2001, respectively	5,121,097	(616,397)
Loss from discontinued operations from investment in joint venture	(326,955)	(252,964)
Gain from sale of discontinued operations, net of income tax expense of $54,831,328 for 2002	81,245,600	—
Gain from sale of discontinued operations from investment in joint venture	6,736,056	—

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:	86,621,269	(44,068,895)
Cumulative effect of change in accounting principle, net of income tax benefit of $20,406,000 (Note 8)	(33,294,000)	—
Cumulative effect of change in accounting principle from investment in joint venture	(140,820,000)	—

NET LOSS	(87,492,731)	(44,068,895)
DIVIDENDS ON PREFERRED STOCK	(23,000,180)	(19,490,146)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(110,492,911)	$(63,559,041)

BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE:
Continuing operations	$(0.07)	$(0.46)
Discontinued operations	1.01	(0.01)
Change in accounting principle	(1.90)	—
Dividends on preferred stock	(0.25)	(0.21)

BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(1.21)	$(0.68)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	91,642,105	94,067,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Three Months Ended March 31, 2002

		Stockholders’ Deficit

		Class A		Class B				Accumulated
		Common Stock		Common Stock				Other	Treasury	Total
	Comprehensive					Paid-in	Retained	Comprehensive	Stock at	Stockholders’
	Loss	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Cost	Deficit

	(Unaudited)
DECEMBER 31, 2001	—	39,682,561	$39,683	54,995,888	$54,996	$606,454,999	$(728,939,087)	$(16,150,869)	$(18,459,912)	$(157,000,190)
Net loss	$(87,492,731)	—	—	—	—	—	(87,492,731)	—	—	(87,492,731)
Amounts related to hedged transactions reclassified into earnings, net of tax	2,418,418	—	—	—	—	—	—	2,418,418	—	2,418,418
Ineffective hedge transaction of unconsolidated subsidiary reclassified into earnings, net of tax	321,876	—	—	—	—	—	—	321,876	—	321,876
Change in fair value of hedge transactions, net of tax	5,264,295	—	—	—	—	—	—	5,264,295	—	5,264,295

Total comprehensive loss	$(79,488,142)

Conversion of common stock		18,407	18	(18,407)	(18)	—	—	—	—	—
Increase in subscription receivable		—	—	—	—	(268,701)	—	—	—	(268,701)
Preferred stock dividends		—	—	—	—	—	(23,000,180)	—	—	(23,000,180)
Purchase of treasury stock, at cost		—	—	—	—	—	—	—	(6,852,944)	(6,852,944)

March 31, 2002		39,700,968	$39,701	54,977,481	$54,978	$606,186,298	$(839,431,998)	$(8,146,280)	$(25,312,856)	$(266,610,157)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

	2002	2001

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(6,154,529)	$(43,199,534)
Adjustments to reconcile net loss to net cash used in operating activities —
Depreciation and amortization	21,012,416	44,452,586
Amortization of bond premium and financing costs	2,733,137	2,727,215
Deferred income taxes and investment tax credits, net	13,346,676	(14,767,843)
Cash used in operating activities of discontinued operations	(9,496,836)	—
Loss on disposition of assets, net	23,885	80,505
Minority interests in income of subsidiaries	(1,510,452)	(1,194,486)
Loss from investment in joint venture	7,222,686	19,092,666
Accrued dividend income	(1,114,161)	—
Changes in current assets and liabilities —
Accounts receivable	(1,373,255)	16,315
Inventory	(9,266,555)	1,432,724
Prepaid expenses and other	583,452	(7,053,674)
Accounts payable	(15,555,292)	(10,008,746)
Accrued expenses	(4,818,582)	311,870
Deferred revenue and customer deposits	333,173	427,746

Net cash used in operating activities	(4,034,237)	(7,682,656)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,925,419)	(17,437,371)
Purchase of wireless license and properties	—	(78,902)
Investment in joint venture	—	(16,413,783)
Increase in deposits	—	(59,214,800)
Increase in receivable-affiliates	(372,226)	(17,056,383)
Change in receivable (payable) from discontinued operations	—	4,846,043
Net proceeds from sale of discontinued operations	335,619,711	—
Other investing activities	960,326	2,697,834

Net cash provided by (used in) investing activities	318,282,392	(102,657,362)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	202,000,000	199,000,000
Repayments of long-term debt	(511,666,675)	(193,649,265)
Distributions to partners	(1,652,223)	—
Proceeds from issuance of common stock	—	307,435
Issuance of preferred stock	—	200,000,000
Purchase of treasury stock	(6,852,944)	—
Other financing activities	(425,792)	1,466,514

Net cash (used in) provided by financing activities	(318,597,634)	207,124,684

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,349,479)	96,784,666
CASH AND CASH EQUIVALENTS, beginning of period	161,568,162	145,395,410

CASH AND CASH EQUIVALENTS, end of period	$157,218,683	$242,180,076

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest, net of amounts capitalized	$35,836,598	$41,176,688
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock dividend paid through the issuance of preferred stock	$23,000,180	$19,490,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      The condensed consolidated balance sheets of Dobson Communications Corporation (“DCC”) and subsidiaries (collectively with DCC, the “Company”) as of March 31, 2002 and December 31, 2001, the condensed consolidated statement of operations for the three months ended March 31, 2002 and 2001, the condensed consolidated statement of stockholders’ equity (deficit) for the three months ended March 31, 2002 and the condensed consolidated statements of cash flows for the three months ended March 31, 2002 and 2001 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

      The condensed consolidated balance sheet at December 31, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements presented herein should be read in connection with the Company’s December 31, 2001 consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

1.     Organization

      The Company, through its predecessors, was organized in 1936 as Dobson Telephone Company and adopted its current organizational structure in 2000. The Company is a provider of rural and suburban wireless telephone services in portions of Alaska, Arizona, California, Kansas, Maryland, Michigan, Missouri, New York, Ohio, Oklahoma, Pennsylvania, Texas and West Virginia.

2.     Investment in Unconsolidated Joint Venture

      The Company owns a 50% interest in a joint venture that owns American Cellular Corporation. This investment is accounted for on the equity method. The following is a summary of the significant financial information for American Cellular as of March 31, 2002 and December 31, 2001, and for the three month periods ended March 31, 2002 and March 31, 2001:

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31, 2002	March 31, 2001

	($ in thousands)
Operating revenue	$99,883	$90,290
Operating income (loss)	18,824	(15,310)
Loss from continuing operations	(13,331)	(38,185)
Income (loss) from discontinued operations and sale of discontinued operations, net	12,818	(506)
Cumulative effect of change in accounting principle, net	(281,640)	—
Net loss applicable to members	(283,267)	(38,691)

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	March 31, 2002	December 31, 2001

	($ in thousands)
Current assets	$155,682	$131,448
Property, plant and equipment, net	203,277	203,168
Intangible assets	1,718,679	2,192,376
Assets of discontinued operations	—	139,854
Other assets	8,199	32,185
Current liabilities	163,679	139,543
Long-term debt, net of current	1,552,430	1,760,208
Preferred stock	38,253	37,139
Other liabilities	60,611	217,577
Member’s equity	270,864	544,563

      During 2001, the Company invested an additional $51.4 million in American Cellular. This investment consisted of a $35.0 million purchase of American Cellular’s Class A Preferred Stock, and a $16.4 million cash contribution, which was equally matched with assets contributed by AT&T Wireless. Accrued dividends on the $35.0 million preferred stock were approximately $3.3 million at March 31, 2002.

      American Cellular’s credit facility includes a financial covenant requiring American Cellular not to exceed a total debt leverage ratio ranging from 9.25 to 1.00 in the first quarter to 7.75 to 1.00 in the fourth quarter 2002. Absent debt reduction from projected debt levels or an amendment to the credit facility modifying this covenant, American Cellular will likely be unable to comply with this covenant during 2002. American Cellular is currently in discussions with the lenders regarding an amendment to the credit facility. However, if it is unable to comply with the total debt leverage ratio or it is unable to renegotiate the credit facility and there is a covenant violation, the lenders would have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under its credit facility. An acceleration under the credit facility would allow the holders of American Cellular’s Senior Subordinated Notes to declare the principal and interest of the Senior Subordinated Notes immediately due and payable. American Cellular would then be required to either refinance the debt or repay the amounts due. If this were to occur, American Cellular would attempt to renegotiate the debt with the holders to provide, among other things, for an extended repayment term. There is no assurance that American Cellular would be able to renegotiate the debt under these conditions or meet its obligation under the accelerated repayment terms. As a result, there may be substantial doubt about American Cellular’s ability to continue as a going concern. In the independent auditors report on American Cellular’s 2001 financial statements, the auditors expressed concern about American Cellular’s ability to continue as a going concern, if in the future, it does not meet certain financial ratios required under the terms of its credit facility. In addition, a debt compliance certificate from the auditors was not delivered to the administrative agent for American Cellular’s credit facility until 3 days after the certificate was due. Finally, the interest payment due to the lender banks on April 8, 2002 was actually paid on April 10, 2002. Because of these events and the concern by the administrative agent for the lender banks that any or all of such events might be deemed a material adverse change which, if such occurred, would be an event of default under American Cellular’s credit facility, the administrative agent for the lender banks provided American Cellular with a waiver for these occurrences, which expires May 17, 2002.

3.     Discontinued Operations

      On February 8, 2002, the Company completed the sale of three wireless properties to Verizon Wireless for a total purchase price of $263.0 million. These properties include California 7 RSA, Ohio 2 RSA and Georgia 1 RSA. On February 28, 2002, the Company completed another transaction with Verizon Wireless in which the Company sold its 75% ownership interest in Arizona 5 RSA for a total purchase price of

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

$85.0 million. In addition, on February 8, 2002, two wholly-owned, indirect subsidiaries of the Company’s 50% owned joint venture, American Cellular, completed the sale of Tennessee 4 RSA to Verizon Wireless for a total purchase price of $202.0 million. Proceeds from these transactions were primarily used to pay down bank debt. The Company’s financials have been restated to reflect the sale of these properties to Verizon Wireless as discontinued operations in the condensed consolidated financial statements.

      Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces APB Opinion No. 30 for the disposal of segments of a business, the condensed consolidated financial statements have been restated for all periods presented to reflect the operations, assets and liabilities of the markets being sold as discontinued operations. The assets and liabilities of such operations have been classified as “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, on the December 31, 2001 condensed consolidated balance sheets and consist of the following:

December 31, 2001

($ in thousands)
Current assets	$9,500
Property, plant and equipment, net	60,509
Wireless license acquisition costs, net	133,695
Customer list, net	4,578
Other assets	6,870

Total assets of discontinued operations	$215,152

Current liabilities	$3,812
Deferred tax liabilities	11,879

Total liabilities of discontinued operations	$15,691

      The net income (loss) from discontinued operations was classified on the condensed consolidated statement of operations as “Income (loss) from discontinued operations.” Summarized results of discontinued operations are as follows:

	For the
	Period from	For the
	January 1, 2002	Three Months
	Through	Ended
	Disposition	March 31, 2001

	($ in thousands)
Operating revenues	$12,570	$18,715
Income (loss) before income taxes	8,260	(994)
Income tax (provision) benefit	(3,139)	378
Income (loss) from discontinued operations	5,121	(616)

      The long-term debt of the Company is at the consolidated level and is not reflected by each individual market. Thus, the Company has allocated a portion of interest expense to the discontinued operations to properly reflect the interest that was incurred to finance the operations for these four markets. The interest expense allocated to these operations was $1.7 million for the period from January 1, 2002 through disposition of the market and $4.7 million for the three months ended March 31, 2001.

      The Company completed the sale of Ohio 2 RSA, California 7 RSA and Georgia 1 RSA on February 8, 2002 and the sale of Arizona 5 RSA on February 28, 2002, and recorded income incurred through those dates and the related gains on the sale, which totaled approximately $86.4 million, net of tax expense.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The net loss from discontinued operations from investment in joint venture represents the discontinued operations from American Cellular, the Company’s 50% owned joint venture. The results are as follows:

	For the
	Period From	For the
	January 1, 2002	Three Months
	Through	Ended
	Disposition	March 31, 2001

	($ in thousands)
Operating revenues	$2,319	$7,112
Loss before income taxes	(1,090)	(298)
Income tax benefit (provision)	436	(208)
Loss from discontinued operations	(654)	(506)

      American Cellular also allocated a portion of interest expense to their discontinued operations to properly reflect the interest that was incurred by American Cellular to finance the operations of its Tennessee 4 RSA market. The interest expense allocated to this market was $1.0 million for the period from January 1, 2002 through disposition (February 8, 2002) and $2.3 million for the three months ended March 31, 2001.

      American Cellular completed the sale of Tennessee 4 RSA on February 8, 2002 and recorded losses incurred through that period and the related gain on the sale, which totaled approximately $12.8 million, net of tax expense.

4.     Long-Term Debt

      The Company’s long-term debt consisted of the following:

	March 31, 2002	December 31, 2001

Credit facilities	$812,786,801	$1,122,449,254
Dobson/ Sygnet Senior Notes	200,000,000	200,000,000
DCC 10.875% Senior Notes, net of discount	298,100,025	298,051,723
DCC 11.75% Senior Notes	340,000	340,000
Other notes payable	35,753	39,975

Total debt	1,311,262,579	1,620,880,952
Less — Current maturities	33,258,354	44,508,645

Total long-term debt	$1,278,004,225	$1,576,372,307

Interest Rate Hedges

      The Company pays interest on its bank credit facilities based on a variable factor, such as LIBOR or prime rate. The Company will from time-to-time enter into derivative contracts to reduce exposure against rising interest rates.

      The Company has entered into a $135.0 million derivative contract and a $190.0 million derivative contract on the Dobson Operating Co., L.L.C. (“DOC LLC”) credit facility whereby the interest rates are fixed at 6.9% and 6.5%, respectively, plus a factor based on DOC LLC’s leverage. The derivative contracts expire in April 2003. Additionally, the Company had entered into a $300.0 million derivative contract on the DOC LLC credit facility whereby the interest rate had a cap of 8.5% plus a factor based on DOC LLC’s leverage, this derivative contract expired on March 13, 2002. DOC LLC also had an interest rate cap agreement on $160.0 million of its DOC LLC credit facility that expired on June 14, 2001.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      On January 1, 2001, the Company implemented SFAS No. 133. With this implementation, the Company began recording a liability and a transition adjustment, net of income tax benefit, to other comprehensive loss during 2001. The Company’s accumulated other comprehensive loss, net of income tax benefit, was $9.1 million as of December 31, 2001 and had decreased to $5.8 million at March 31, 2002. Contracts relating to approximately $5.6 million of this amount will be expensed and reversed out of accumulated other comprehensive loss during the remainder of 2002. The remaining contracts will be expensed and reversed out during 2003. In addition, the accumulated other comprehensive loss, net of income tax benefit, recorded for the Company’s interest in its unconsolidated subsidiary, American Cellular, was $7.1 million as of December 31, 2001 and had decreased to $2.3 million at March 31, 2002. All the contracts related to this amount will be expensed and reversed out of accumulated other comprehensive loss during the remainder of 2002.

      The Company’s principal stockholder, Dobson CC Limited Partnership, or DCCLP, and certain of its affiliates, have entered into credit agreements with Bank of America, N.A. These credit agreements have aggregate principal amounts outstanding of approximately $280 million as of March 31, 2002. To secure their obligations under these credit agreements, DCCLP and these affiliates individually pledged certain assets, which include beneficial ownership of securities representing controlling interests in DCCLP and the Company. These loans will mature on March 31, 2003, unless extended.

      If any of the loans are not paid at maturity or if an event of default occurs under any of the loan agreements, and the lender elects to foreclose on the collateral, the Company could experience a change of control under the indenture governing its outstanding senior notes, its certificates of designation governing two series of its outstanding senior preferred stock, and its bank credit facility, and under the indenture governing the outstanding senior preferred stock, and its bank credit facility, and under the indenture governing the outstanding senior notes of its subsidiary, Dobson/Sygnet Communication Company.

      Upon a change of control, the Company and Dobson/Sygnet would each be required to offer to purchase its outstanding senior notes at 101% of the principal amount plus accrued and unpaid interest. The Company would also be required to offer to repurchase all of its outstanding senior preferred stock at 101% of the aggregate liquidation preference. There can be no assurance that the Company would have the funds necessary to complete these repurchases. If the Company and Dobson/Sygnet failed to complete the purchases of the tendered senior notes, the senior noteholders or their trustees would be entitled to accelerate the maturity of the senior notes. If the Company failed to complete the purchases of its outstanding senior preferred stock, the holders of the Company’s two series of senior preferred stock would be entitled to elect two additional directors to its board of directors. The Company’s credit facility and the credit facility of Dobson/Sygnet’s subsidiary, Sygnet Wireless, prohibit the Company and Dobson/Sygnet from making the required offers to purchase. A change of control would also constitute an event of default under its bank credit facility entitling the lender to accelerate the maturity of that debt. A default under its bank credit facility constitutes a default under the Sygnet Wireless credit facility.

      If the Company experiences a change of control and AT&T Wireless substantially maintains its present percentage ownership in the voting and economic interests of American Cellular, AT&T Wireless and its affiliates will have the right to initiate a buy/sell procedure. Pursuant to this procedure, AT&T Wireless may offer to purchase the Company’s interest in ACC Acquisition L.L.C., the parent of American Cellular, or sell its interest in ACC Acquisition to the Company. AT&T Wireless may establish the price or require that the Company establish the price. If the offer is made, the Company must either agree to sell its interest in ACC Acquisition to AT&T Wireless or buy AT&T Wireless’s interest in ACC Acquisition. Upon consummation of the buy/sell procedure, the Company’s management agreement with American Cellular, and the preferential roaming agreements between American Cellular and the Company, and between American Cellular and AT&T Wireless, will immediately terminate. In addition, the Company will lose its right to appoint one of its

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

two representatives to the management committee and its power to approve all significant matters relating to the operation of American Cellular.

5.     Deposits

      On January 26, 2001, the FCC concluded an auction of 10 MHz and 15 MHz PCS licenses in the C and F Blocks in a number of markets. Through one of its wholly-owned subsidiaries, the Company was the winning bidder for 14 of the auctioned licenses representing an estimated total population of 19.8 million. The FCC is currently considering that subsidiary’s post-auction application for grant of those licenses, as well as legal challenges to this application. If the Company’s subsidiary is granted all 14 licenses, the total cost will be $546.1 million. However, in June 2001, the United States Court of Appeals for the District of Columbia Circuit ruled that the FCC did not have the authority to auction certain of those licenses previously licensed to NextWave Personal Communications, Inc., including 11 of the 14 licenses for which the Company’s subsidiary was the successful bidder. These 11 licenses represent $536.5 million of the total amount that the Company’s subsidiary bid. The Court’s decision was appealed to the United States Supreme Court, which on March 4, 2002, granted certiorari and agreed to hear the appeal.

      If the decision of the Court of Appeals in the NextWave litigation becomes final or is upheld on appeal or a settlement is not reached, it is unlikely that the Company’s subsidiary will be granted the eleven licenses for spectrum previously licensed to NextWave. It is likely, however, that the Company’s subsidiary would then receive a full refund of the balance of the deposit attributable to the 11 licenses at that time. In addition, if the Company’s subsidiary does not acquire those licenses, the Company does not anticipate that it would execute its current plan to build a jointly-owned PCS network with AT&T Wireless. Consequently, the Company may be forced to reevaluate the PCS component of its previously announced strategy. However, if the Company’s subsidiary is granted the licenses, the Company is uncertain as to how it would finance the purchase, since there is no commitment for financing currently in place. Sources of additional financing for these licenses may include commercial bank borrowings and the sale of equity or debt securities. The Company has no assurance that any such financing will be available on acceptable terms or at all. In addition, the Company cannot predict the effect on its competitive position due to any change to its business plan.

      Included on the Company’s balance sheet are deposits totaling $109.2 million at March 31, 2002 and December 31, 2001, respectively, related to these 14 licenses. In light of the substantial delays associated with the pending NextWave litigation, the Company’s subsidiary (along with other winning bidders) requested that the FCC refund that portion of the Company’s deposit attributable to the eleven licenses. In March 2002, the FCC announced that subject to the terms of its Order, the FCC would make a refund of 85% of the portion of the deposits attributable to those licenses involved in the pending NextWave litigation. The Company’s license application would remain pending during the pendency of the NextWave litigation. Pursuant to this Order, the Company received a refund of approximately $91.2 million of its $109.2 million deposit in April 2002.

6.     Stockholders’ Deficit

      On September 14, 2001, the Company’s Board of Directors authorized the expenditure of up to $80.0 million over the next twelve months for the possible repurchase of shares of the Company’s outstanding Class A common stock. As of March 31, 2002, the Company had purchased 3,804,831 shares for $25,312,856, all of which was held as treasury stock.

      On February 8, 2001 the Company issued 200,000 shares of its Series AA Preferred Stock, par value $1.00 per share (“Series AA Preferred Stock”) to AT&T Wireless for aggregate cash proceeds of $200.0 million. Each share of Series AA Preferred Stock is entitled to cumulative annual dividends of 5.96% on the liquidation preference of $1,000 per share, subject to certain adjustments. Dividends accrue but will not be payable until the fifth anniversary of the issuance of the Series AA Preferred Stock. Each share of Series AA Preferred Stock is mandatorily exchangeable for one share of the Company’s Series A Convertible

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Preferred Stock, par value $1.00 per share. Each share of the Company’s Series A Convertible Preferred Stock is convertible into the Company’s Class A Common Stock at a conversion rate of $25.35 per share.

      The Company recorded preferred stock dividends of $23.0 million for the three months ended March 31, 2002 consisting primarily of $20.0 million of dividends on its 12.25% and 13% Senior Exchangeable Preferred Stock through the issuance of additional shares of such Preferred Stock and $3.0 million of accrued dividends on its Series AA Preferred Stock.

      As of March 31, 2002, the Company’s authorized and outstanding capital stock was as follows:

								Other
								Features,
		No. of	No. of			Liquidation		Rights,
		Shares	Shares	Par Value		Preference	Redemption	Preferences
Class	Type	Authorized	Issued	Per Share	Dividends	Per Share	Date	and Powers

Class A	Common Stock	175,000,000	39,700,968	$.001	As declared	—	—	Voting
Class B	Common Stock	70,000,000	54,977,481	$.001	As declared	—	—	Voting
Class C	Common Stock	4,226	—	$.001	As declared	—	—	Non-voting
Class D	Common Stock	33,000	—	$.001	As declared	—	—	Non-voting

		245,037,226	94,678,449

Series AA	Preferred Stock	200,000	200,000	$1.00	5.96% Cumulative	$1,000	Feb. 8, 2011	Non-voting
Senior Exchangeable	Preferred Stock	734,000	378,927	$1.00	12.25% Cumulative	$1,000	Jan. 15, 2008	Non-voting
Senior Exchangeable	Preferred Stock	500,000	242,779	$1.00	13% Cumulative	$1,000	May 1, 2009	Non-voting
Class E	Preferred Stock	40,000	—	$1.00	15% Cumulative	$1,131.92	Dec. 23, 2010	Non-voting
Other	Preferred Stock	4,526,000	—	$1.00	—	—	—	—

		6,000,000	821,706

7.     Commitments

      On November 16, 2001, the Company entered into an equipment supply agreement in which the Company agreed to purchase approximately $100.5 million of cell site and switching equipment between November 16, 2001 and December 31, 2004, to update the wireless systems for the newly acquired and existing MSAs and RSAs. Of the commitment, approximately $70.9 million remained at March 31, 2002.

      The Company entered into another equipment supply agreement with a second vendor on January 13, 1998 (as amended through April 13, 2000). The Company agreed to purchase approximately $131.0 million of cell site and switching equipment between January 13, 1998 and December 31, 2002, to update the wireless systems for the newly acquired and existing MSAs and RSAs. Of this commitment, approximately $12.4 million remained at March 31, 2002.

      The Company expects to fulfill its purchase commitments under both of these agreements prior to their completion dates.

8.     Changes in Accounting Policies and Procedures

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and requires companies to cease the amortization of existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under the new rules, the Company is treating its wireless license acquisition costs as indefinite life intangible assets. As a result, effective January 1, 2002, the Company ceased the amortization of wireless license acquisition costs. Instead, the Company is testing its indefinite life intangible assets for impairment at least annually and will only adjust the carrying amount of these intangible

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

assets upon an impairment of the indefinite life intangible assets. During the three months ended March 31, 2001, the Company recorded approximately $15.9 million of amortization expense, net of income tax benefit, related to its wireless license acquisition costs. In addition, during 2001, the Company’s 50% owned unconsolidated subsidiary, American Cellular, recorded approximately $14.5 million and approximately $8.2 million of amortization expense, net of income tax benefit, related to its goodwill and wireless license acquisition costs, respectively. Through December 31, 2001, the Company’s accounting policy was to evaluate the carrying value of its intangible assets based on its undiscounted cash flows. However, as a result of implementing SFAS No. 142, the Company is now required to evaluate the carrying value of its indefinite life intangible assets using their fair values. Upon implementation of SFAS No. 142 on January 1, 2002, the Company recorded a charge, net of income tax benefit, of approximately $33.3 million to reflect the write-down of its wireless license acquisition costs to their fair value and a charge of approximately $140.9 million to reflect its equity in the write-down of the wireless license acquisition costs of its 50% owned subsidiary, American Cellular to their fair values.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it maintains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business,” for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. During the fourth quarter 2001, the Company and its 50% owned subsidiary, American Cellular, entered into definitive agreements to sell certain markets to Verizon Wireless. With these agreements, the Company decided to adopt this standard during the fourth quarter 2001, effective January 1, 2001, to properly reflect the operations, assets and liabilities of these markets as discontinued operations, see note 3 above.

9.     Subsequent Events

      On April 25, 2002, the Company’s Board of Directors adopted the Dobson Communications Corporation 2002 Employee Stock Purchase Plan, or the Purchase Plan, subject to approval at the 2002 Annual Meeting of Shareholders. The Purchase Plan provides for 1,000,000 shares of the Company’s Class A common stock to be reserved for issuance upon exercise of purchase rights which may be granted under the Purchase Plan, subject to adjustment for stock dividends, stock splits, reverse stock splits and similar changes in the Company’s capitalization. The Purchase Plan is designed to encourage stock ownership by the Company’s employees.

      On April 25, 2002, the Company’s Board of Directors adopted the 2002 Stock Incentive Plan, or 2002 Plan, subject to approval at the 2002 Annual Meeting of Shareholders. The 2002 Plan reserved a maximum of 7,000,000 shares of the Company’s Class A common stock for issuance upon the exercise of stock options and restricted stock awards that may be granted under the 2002 Plan. The 2002 Plan is designed to promote company growth and profitability, to provide the incentive to assist in achieving the Company’s long-term corporate objectives, to attract and retain executives and other employees of outstanding competence, and to provide such persons with an opportunity to acquire an equity interest in the Company.

      On May 8, 2002, the Company signed an extension of its nationwide preferred roaming agreement with AT&T Wireless. AT&T Wireless is the Company’s largest roaming partner. This new agreement covers TDMA and extends the preferred agreement and establishes the roaming rates for the parties through June 30, 2007.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis presents factors, which we believe are relevant to an assessment and understanding of our condensed consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included in Item 8.

Overview

      We are one of the largest providers of rural and suburban wireless communications systems in the United States. We began providing wireless telephone services in 1990 in Oklahoma and the Texas Panhandle. We have rapidly expanded our wireless operations with an acquisition strategy targeting underdeveloped rural and suburban areas, which have a significant number of potential customers with substantial needs for wireless communications. At March 31, 2002, our wireless systems covered a population of approximately 6.4 million and we had approximately 712,300 subscribers, with an aggregate market penetration of approximately 11.2%. We serve markets in portions of Alaska, Arizona, California, Kansas, Maryland, Michigan, Missouri, New York, Ohio, Oklahoma, Pennsylvania, Texas and West Virginia.

      On February 25, 2000, we and AT&T Wireless Services, Inc., through our equally-owned joint venture, acquired American Cellular for approximately $2.5 billion, including fees and expenses. As of March 31, 2002, American Cellular’s systems covered a total population of approximately 5.0 million and had approximately 642,200 subscribers, giving American Cellular an aggregate market penetration of approximately 12.9%. We manage American Cellular, whose markets have demographic characteristics similar to ours in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin.

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

      From 1996 through 2000, we completed 23 acquisitions of wireless licenses and systems and related assets, excluding American Cellular, for an aggregate purchase price of $2.5 billion, increasing the total proportionate population served by our systems and expanding the geographical scope of our operations. Although our cash flow from operations increased as a result of these acquisitions, the increased amortization of FCC licenses and related assets, and our acquisition costs, together with the increased interest expense and dividend requirements associated with our outstanding indebtedness and preferred stock, resulted in increased losses applicable to common stockholders for 2000 and 1999. During 2001, we did not acquire new wireless licenses and systems through acquisitions; therefore, our growth in revenue and operating income reflect our internally generated growth in our subscriber base. However, our interest in the American Cellular joint venture has resulted in an increase in our net losses. We expect our net losses to continue until we further expand our acquired systems and increase our subscriber base. Our acquisitions affect the comparability of our historical results of operations for the periods discussed; therefore, these results may not be indicative of future performance.

      On January 26, 2001, the Federal Communications Commission concluded an auction of 10MHz and 15 MHz PCS licenses in the C and F blocks in a number of markets. Through one of our wholly-owned subsidiaries we were the winning bidder for 14 of the auctioned licenses representing an estimated total population of 19.8 million. The FCC is currently considering our post-auction application for a grant of those licenses, as well as legal challenges to this application. If our subsidiary is granted all 14 licenses, our total cost will be $546.1 million. However, in June 2001, the United States Court of Appeals for the District of Columbia Circuit ruled that the FCC did not have the authority to auction certain of those licenses, including 11 of the 14 licenses, which constitutes $536.5 million of total amount that we bid. The Circuit Court decision was appealed to the United States Supreme Court which, on March 4, 2002, granted certiorari and agreed to hear the appeal. If the decision of the Court of Appeals is upheld on appeal, it is unlikely that we will be granted any of those 11 licenses. Subsequently, we have received a refund of approximately $91.2 million of our $109.2 million deposit.

Discontinued Operations

      On February 8, 2002, we completed the sale of three of our wireless properties to Verizon Wireless for a total purchase price of $263.0 million. These properties include California 7 RSA, Ohio 2 RSA and Georgia 1 RSA, which cover a total population of approximately 659,000. On February 28, 2002, we completed an additional sale to Verizon Wireless in which we sold our 75% ownership interest in Arizona 5 RSA for a total purchase price of $85.0 million. Arizona 5 RSA covers a total population of approximately 199,200. In addition, on February 8, 2002, two wholly-owned, indirect subsidiaries of our 50% owned joint venture, American Cellular, sold to Verizon Wireless Tennessee 4 RSA for a total purchase price of $202.0 million, which covers a total population of approximately 290,800. As a result of these sales, the results of operations, assets and liabilities of these markets during the periods presented are included as discontinued operations in our condensed consolidated financial statements. We used the proceeds from the sale of these properties primarily to pay down bank debt under the respective credit facilities.

Revenue

      Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

      We derive service revenue by providing wireless services to our subscribers. The industry has experienced declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. The yield on our service revenue (service revenue divided by subscriber minutes of use) was $0.24 per minute for the three months ended March 31, 2002, and $0.29 per minute for the three months ended March 31, 2001. These declines have been generally offset by significant increases in average minutes of use per subscriber. We believe that the industry trend toward increasing minutes of use per subscriber will continue to offset declining revenues per minute of use due to the continued popularity of single rate calling plans and the enhanced service capacity of recently developed digital networks.

      We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming accounted for 36.2% of our operating revenue for the three months ended March 31, 2002, and 38.8% for the three months ended March 31, 2001. Roaming revenues typically yield higher average per minute rates and higher margins than revenues from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to network operations, billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, even though roaming revenue yields have offered higher margins than revenue from our subscribers, the yields are declining and are becoming more comparable to yields from our subscribers due to increased market pressures and competition between wireless providers. Our roaming yield (roaming service revenues, which includes airtime, toll charges and surcharges, divided by roaming minutes of use) was $0.26 per minute for the three months ended March 31, 2002, and $0.36 per minute for the three months ended March 31, 2001. We believe that the trend of increasing roaming minutes will continue to offset declining roaming yields. Roaming revenue tends to be impacted by seasonality. We typically have higher roaming revenue during the second and third quarters of each year, as users tend to travel more and, therefore, use their wireless phones more during the spring and summer months.

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

      Our cost of equipment represents the cost associated with telephone equipment and accessories sold to customers. In recent years, we and other wireless providers have increased the use of discounts on phone equipment and free phone promotions, as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased revenue from increases in the number of wireless subscribers.

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

      Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of certain intangible assets. Through December 31, 2001, these intangible assets primarily consisted of wireless license acquisition costs and customer lists. However, with the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” we have ceased the amortization of wireless license acquisition costs effective January 1, 2002. See “Critical Accounting Policies and Practices” below for further details.

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

      We depreciate our property, plant and equipment and amortize our customer lists and certain other intangible assets over their useful lives. These useful lives are based on our estimates of the period that the assets will generate revenue. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. With the implementation of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which requires companies to cease the amortization of existing goodwill and intangible assets with indefinite lives, we are treating our wireless license acquisition costs as indefinite life intangible assets. As a result, effective January 1, 2002, we ceased the amortization of wireless license acquisition costs. Instead, we are testing these licenses for impairment at least annually. This change in policy has had and may continue to have a significant impact to our results of operations and financial position. For the three months ended March 31, 2001, the aggregate amount of amortization expense, net of income tax benefit, attributable to our wireless license acquisition costs was approximately $15.9 million. In addition, for the three months ended March 31, 2001, our 50% owned unconsolidated subsidiary, American Cellular, recorded approximately $14.5 million and approximately $8.2 million of amortization expense, net of income tax benefit, related to their goodwill and wireless license acquisition costs, respectively. Through December 31, 2001, our accounting policy was to evaluate the carrying value of our intangible assets based on our undiscounted cash flows. However, as a result of implementing SFAS No. 142, we are now required to evaluate the carrying value of our indefinite life intangible assets using their fair values. Upon implementation of this new pronouncement, we recorded a charge, net of income tax benefit, of approximately $33.3 million to reflect the write-down of our wireless license acquisition costs to their fair value and a charge of approximately $140.8 million to reflect our 50% share in the write-down of the wireless license acquisition costs of our 50% owned subsidiary, American Cellular, to their fair value.

Results of Operations

      The financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statement numbers.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

      Operating revenue. For the three months ended March 31, 2002, our total operating revenue increased $11.9 million, or 9.1%, to $143.1 million from $131.2 million for the comparable period in 2001. Our total service revenue, roaming revenue and equipment and other revenue represented 60.6%, 36.2% and 3.2%, respectively, of total operating revenue during the three months ended March 31, 2002 and 56.8%, 38.8% and 4.4%, respectively, of total operating revenue during the three months ended March 31, 2001.

      The following table sets forth the components of our revenue for the periods indicated:

	Three Months Ended
	March 31,

	2001	2000

	($ in thousands)
Operating revenue:
Service revenue	$86,674	$74,485
Roaming revenue	51,880	50,837
Equipment and other revenue	4,571	5,839

Total	$143,125	$131,161

      For the three months ended March 31, 2002, our service revenue increased $12.2 million, or 16.4%, to $86.7 million from $74.5 million for the three months ended March 31, 2001. This increase was primarily attributable to our increased subscriber base. Our subscriber base increased 14.5% to 712,300 at March 31, 2002 from 622,300 at March 31, 2001. Our average monthly service revenue per subscriber increased to $42 for the three months ended March 31, 2002 compared to $41 for the three months ended March 31, 2001. Our average monthly service revenue per subscriber continues to be positively impacted by changes in the mix of digital and analog subscribers in our subscriber base. On March 31, 2002, 80.1% of our subscriber base was on digital rate plans compared to 52.8% at March 31, 2001. Our digital rate plans typically produce higher service revenue per subscriber and allow subscribers to use more minutes in a larger home area than our analog rate plans.

      For the three months ended March 31, 2002, our roaming revenue increased $1.1 million, or 2.1%, to $51.9 million from $50.8 million for the three months ended March 31, 2001. This increase was attributable to a 40.1% increase in roaming minutes in our existing markets due to expanded coverage areas and increased usage, offset by a 27.8% decline in our roaming revenue per minute-of-use.

      For the three months ended March 31, 2002, our equipment and other revenue decreased $1.2 million, or 21.7%, to $4.6 million from $5.8 million for the three months ended March 31, 2001 due to increased discounts on sales of equipment as a result of market competition.

      Cost of service. For the three months ended March 31, 2002, our total cost of service increased $4.3 million, or 11.9%, to $40.6 million from $36.3 million for the comparable period in 2001. As described with our service revenue above, on average, our digital subscribers use more minutes than our analog subscribers. This increased usage also increases the minutes used by our subscribers outside of our markets, thus increasing the expenses we are charged by third-party wireless providers. Our cost of service increased approximately $1.0 million due to increased charges by third party wireless providers. The remaining increase of $3.3 million was primarily the result of increased networking costs associated with our increased build-out of cell sites and continual upgrades to our digital network.

      Cost of equipment. For the three months ended March 31, 2002, our cost of equipment decreased $2.0 million, or 14.8%, to $11.3 million during 2002 from $13.3 million in 2001. This decrease resulted from a slow down in the migration of subscribers from analog to digital service and handsets, along with the overall decreased cost of wireless handsets.

      Marketing and selling costs. For the three months ended March 31, 2002, our marketing and selling costs decreased $0.7 million, or 3.7%, to $17.8 million from $18.5 million for the three months ended March 31, 2001. In addition, as a percentage of total operating revenue, marketing and selling costs decreased to 12.4% for the three months ended March 31, 2002 from 14.1% for the three months ended March 31, 2001, as a result of efficiencies gained from further integration of acquired companies and markets. With these efficiencies gained, we were able to decrease overall marketing and selling costs while maintaining a consistent growth rate. Gross subscriber additions were 63,200 during the three months ended March 31, 2002 compared to 63,400 gross subscriber additions during the three months ended March 31, 2001.

      General and administrative costs. For the three months ended March 31, 2002, our general and administrative costs increased $0.6 million, or 3.4%, to $19.7 million from $19.1 million for the three months ended March 31, 2001. This increase was primarily the result of increased infrastructure costs, including customer service, billing, collections and administrative costs as a result of the overall growth of our business. Our average monthly general and administrative costs per average subscriber decreased 10.0% to $9 for 2002 compared to $10 for 2001. This decrease in general and administrative costs per subscriber was primarily from efficiencies gained from further integration of acquired companies and increased economies of scale.

      Depreciation and amortization expense. For the three months ended March 31, 2002, our depreciation and amortization expense increased $23.5 million, or 52.7%, to $21.0 million from $44.5 million for 2001. The decrease is a result of implementing SFAS No. 142, “Goodwill and Other Intangible Assets”, which required companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under this new rule we treat our wireless license acquisition costs as indefinite life intangibles.

      Interest expense. For the three months ended March 31, 2002, our interest expense decreased $7.7 million, or 20.1%, to $30.7 million from $38.4 million for the three months ended March 31, 2001. The decrease resulted primarily from the reduction of our outstanding balance on our credit facility and decreased interest rates.

      Other income, net. For the three months ended March 31, 2002, our other income remained constant at $1.2 million for the three months ended March 31, 2002 and 2001.

      Minority interests in income of subsidiaries. For the three months ended March 31, 2002, our minority interests in income of subsidiaries increased $0.3 million, or 26.5%, to $1.5 million from $1.2 million in 2001. This increase was attributable to the increased income earned from our subsidiaries in established markets in which we do not own a 100% interest.

      Loss from investment in joint venture. For the three months ended March 31, 2002, we incurred a loss, net of income tax benefits before discontinued operations and cumulative effect of change in accounting principle, from our American Cellular joint venture totaling $7.2 million compared to a net loss of

$19.1 million for the three months ended March 31, 2001. These losses represent our proportionate loss in American Cellular, which has decreased for the three months ended March 31, 2002 compared to the same period in 2001, primarily as a result of the implementation of SFAS No. 142. This new standard requires companies to cease the amortization of existing goodwill and indefinite life intangible assets effective January 1, 2002.

      Discontinued operations. For the three months ended March 31, 2002, we had income from discontinued operations (including the gain on sale) of $92.8 million, compared to a loss of $0.9 million for the three months ended March 31, 2001. This represents the gain from the sale of the markets sold to Verizon Wireless during February 2002.

      Cumulative effect of change in accounting principle. For the three months ended March 31, 2002, we recognized a total impairment on our wireless license acquisition costs of approximately $174.1 million, net of tax benefit, as a result of implementing SFAS No. 142, “Goodwill and Other Intangible Assets”. Of this total, $33.3 million reflects our impairment and $140.8 million reflects the impairment from our 50% interest in American Cellular

      Net loss. For the three months ended March 31, 2002, our net loss was $87.5 million. Our net loss increased $43.4 million, or 98.5%, from $44.1 million for the three months ended March 31, 2001. The increase in our net loss was primarily attributable to our cumulative effect of change in accounting principle, offset by gain from the sale of discontinued operations and the decrease in our loss from continuing operations.

      Dividends on preferred stock. For the three months ended March 31, 2002, our dividends on preferred stock increased $3.5 million, or 18.0%, to $23.0 million from $19.5 million for the three months ended March 31, 2001. This increase was primarily the result of dividends related to our issuance of 200,000 shares of our Series AA Preferred Stock on February 8, 2001.

Liquidity and Capital Resources

      We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, bank debt and the sale of debt and equity securities.

Net Cash Flow

      At March 31, 2002, we had working capital of $215.7 million, a ratio of current assets to current liabilities of 2.2:1 and an unrestricted cash balance of $157.2 million, which compares to working capital of $181.9 million, a ratio of current assets to current liabilities of 1.9:1 and an unrestricted cash balance of $161.6 million at December 31, 2001.

      Our net cash used in operating activities totaled $4.0 million for the three months ended March 31, 2002 compared to $7.7 million for the three months ended March 31, 2001. The decrease was primarily due to a decrease in our loss from continuing operations.

      Our net cash provided by investing activities totaled $318.3 million for the three months ended March 31, 2002, compared to net cash used in investing activities of $102.7 million for the three months ended March 31, 2001. The change for the three months ended March 31, 2002 was higher compared to the three months ended March 31, 2001 due to the net proceeds from sale of certain markets to Verizon Wireless for a total of approximately $349.7 million, less approximately $14.1 million reserved in escrow.

      Net cash used in financing activities was $318.6 million for the three months ended March 31, 2002 compared to net cash provided by financing activities of $207.1 million for the three months ended March 31, 2001. Financing activity sources for the three months ended March 31, 2002 consisted primarily of proceeds from long-term debt of $202.0 million, which was offset by repayments of long-term debt totaling $511.7 million and purchase of treasury stock of $6.9 million. For the three months ended March 31, 2001, net cash provided by financing was considerably higher compared to 2002, due to issuance of preferred stock of $200.0 million and payments of long-term debt of only $193.6 million compared to $511.7 million in 2002.

Capital Resources

Dobson Operating Co., L.L.C. Credit Facility

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

      At March 31, 2002, this credit facility included a $300.0 million revolving credit facility and $308.2 million remaining of term loan facilities consisting of a Term A Facility of $153.1 million, a Term B Facility of $83.8 million and an additional Term B Facility of $71.3 million. These loans begin to mature in 2007. As of March 31, 2002, we had $520.7 million outstanding under this credit facility and we had $87.5 million of availability.

      Advances bear interest, at our option, on a prime rate or LIBOR formula. The weighted average interest rate was 4.7% for the three months ended March 31, 2002. Our obligations under the credit facility are secured by:

•	a pledge of our ownership interest in DOC LLC;

•	stock and partnership interests of certain of DOC LLC’s subsidiaries; and

•	liens on substantially all of the assets of DOC LLC and its restricted subsidiaries, including FCC licenses, but only to the extent such licenses can be pledged under applicable law.

      We are required to amortize the Term A Facility with quarterly principal payments of $5.0 million, which began on June 30, 2001, increasing over the term of the loan to quarterly principal payments of $25.0 million. We are required to amortize the Term B Facility with quarterly principal payments of $375,000 from March 31, 2000 through December 31, 2006 and with quarterly principal payments of $34.9 million during 2007. The company began amortizing the additional $125.0 million portion of the Term B Facility with quarterly principal payments of $312,500 on June 30, 2000, and will continue through March 31, 2007. These quarterly principal payments on the addition Term B Facility will increase to $29.1 million from June 30, 2007 through March 31, 2008. Under certain circumstances, we are required to make prepayments of proceeds received from significant asset sales, new borrowings and sales of equity and a portion of excess cash flow. When we completed the sale of four licenses to Verizon Wireless for a total purchase price of $348.0 million during February 2002, we permanently prepaid approximately $248.4 million towards this credit facility. In addition, we have the right to prepay the credit facility in whole or in part at any time. As of March 31, 2002, we had $520.7 million outstanding under the credit facility.

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

      At March 31, 2002, we were in compliance with all required financial ratios and expect to continue to be in compliance throughout 2002.

Dobson/ Sygnet Senior Notes

      Our subsidiary, Dobson/ Sygnet Communications Company, has outstanding $200.0 million aggregate principal amount of senior notes that mature in 2008. The Dobson/ Sygnet notes bear interest at an annual rate of 12.25%, payable semi-annually on each June 15 and December 15. The Dobson/ Sygnet note indenture contains restrictive covenants that, among other things, limit the ability of Dobson/ Sygnet and its subsidiaries to incur additional indebtedness, create liens, pay dividends or make distributions in respect of their capital stock, make investments or certain other restricted payments, sell assets, redeem capital stock, issue or sell stock of restricted subsidiaries, enter into transactions with stockholders or affiliates or effect a consolidation or merger.

Sygnet Wireless Credit Facility

      Our indirect wholly-owned subsidiary, Sygnet Wireless, is a party to a secured credit agreement for an aggregate of $332.4 million, consisting of a $40.4 million revolving credit facility and $292.0 million of term loan facilities. Interest on the revolving credit facility and the term loan facilities is based on a prime rate or a LIBOR formula, and has ranged between 4.4% and 10.5% since inception. As of March 31, 2002, we had $292.1 million outstanding under the Sygnet credit facility and we had $35.6 million of availability under the Sygnet credit facility.

      The obligations under the Sygnet credit facility are secured by a pledge of the capital stock of Dobson/ Sygnet’s operating subsidiary as well as a lien on substantially all of the assets of Dobson/ Sygnet and the assets of its operating subsidiary. The Sygnet credit facilities require that Dobson/ Sygnet and we maintain certain financial ratios. The failure to maintain these ratios would constitute an event of default, notwithstanding Dobson/ Sygnet’s ability to meet its debt service obligations. The Sygnet credit facilities amortize quarterly. The $40.4 million revolving credit facility terminates on September 23, 2006. The $292.0 million term loans terminate on December 23, 2007. The weighted average interest rate on the Dobson/ Sygnet credit facilities was 5.1% for the three months ended March 31, 2002.

American Cellular Credit Facility and Senior Subordinated Notes

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

      At December 31, 2000, American Cellular was not in compliance with its interest coverage ratio covenant. American Cellular received a waiver from the lenders for this covenant violation. This credit facility was amended effective March 14, 2001, when American Cellular permanently repaid $200.0 million of the term loan. American Cellular used proceeds from the issuance of $450.0 million Senior Subordinated Notes due 2009 (described below), to reduce the credit facility to $1.55 billion. This credit facility was further amended effective June 4, 2001, when American Cellular permanently repaid $201.3 million of the term notes under the credit facility with proceeds from the issuance of $250.0 million Senior Subordinated Notes due 2009 (described below) and the credit facility was reduced to $1.34 billion. On September 27, 2001, American Cellular and their lenders agreed to a third amendment to the credit facility, which modifies certain financial covenants (described below). In addition to their financial covenants, American Cellular is required to make prepayments of proceeds received from significant asset sales, new borrowings and a portion of excess cash flow. When American Cellular completed the sale of Tennessee 4 RSA to Verizon Wireless for a total purchase price of $202.0 million during February 2002, it permanently reduced its credit facility by approximately $190.0 million. The maximum availability of American Cellular’s credit facility is limited by restrictions, such as certain financial ratios. The maximum availability subject to these restrictions is $906.2 million. As of March 31, 2002, American Cellular had outstanding borrowings under its credit facility of $901.3 million and there was approximately $4.9 million available under this credit facility.

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

      Interest on the revolving credit facility and the term loan facilities is variable and is based on a prime rate or a LIBOR formula. The weighted average interest rate at March 31, 2002 was 4.8% and interest rates have ranged between 4.4% and 10.1% since the credit facility’s inception in February 2000. American Cellular is required to reduce the outstanding principal balances of the term loans by a maximum of $42.6 million during the next twelve months.

      American Cellular’s credit facility includes a financial covenant requiring them to not exceed a total debt leverage ratio ranging from 9.25 to 1.00 in the first quarter to 7.75 to 1.00 in the fourth quarter 2002. Absent debt reduction from projected debt levels or an amendment to the credit facility modifying this covenant, American Cellular may be unable to comply with this covenant during 2002. American Cellular is currently in discussions with the lenders regarding an amendment to the credit facility. However, if American Cellular is unable to comply with the total debt leverage ratio or renegotiate the credit facility, and there is a covenant violation, the lenders would have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility. An acceleration under the credit facility would allow the holders of American Cellular’s Senior Subordinated Notes to declare the principal and interest of the Senior Subordinated Notes immediately due and payable. American Cellular would then be required to either refinance the debt or repay the amounts due. If this were to occur, American Cellular would attempt to renegotiate the debt with the holders to provide, among other things, for an extended repayment term. American Cellular can provide no assurance that it will be able to renegotiate the debt under these conditions or meet its obligation under the accelerated repayment terms. As a result, there may be substantial doubt about American Cellular’s ability to continue as a going concern. In the independent auditors report on American Cellular’s 2001 financial statements, the auditors expressed concern about American Cellular’s ability to continue as a going concern, if in the future, it does not meet certain financial ratios required under the terms of its credit facility. In addition, a debt compliance certificate from the auditors was not delivered to the administrative agent for American Cellular’s credit facility until 3 days after the certificate was due. Finally, the interest payment due to the lender banks on April 8, 2002 was actually paid on April 10, 2002. Because of these events and the concern by the administrative agent for the lender banks that any or all of such events might be deemed a material adverse change which, if such occurred, would be an event of default under American Cellular’s credit facility, the administrative agent for the lender banks provided American Cellular with a waiver for these occurrences, which expires May 17, 2002.

      On March 14, 2001, American Cellular sold $450.0 million principal amount of Senior Subordinated Notes at a discount of $3.3 million. These notes carry an interest rate of 9.5%. The discount will be amortized over the life of the notes. On June 4, 2001, American Cellular sold an additional $250.0 million principal amount of Senior Subordinated Notes at a discount of $3.6 million. These notes also carry an interest rate of 9.5%. The discount will be amortized over the life of the notes. The proceeds were used to repay outstanding indebtedness under the American Cellular credit facility and to deposit funds into an interest reserve account to fund the first four scheduled interest payments on the notes.

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

      On February 8, 2001, we issued 200,000 shares of our Series AA Preferred Stock to AT&T Wireless for aggregate cash proceeds of $200.0 million. Each share of Series AA Preferred Stock is entitled to cumulative annual dividends of 5.96% on the liquidation preference of $1,000 per share, subject to certain adjustments. Dividends accrue but are not payable until after February 2006. Each share of Series AA Preferred Stock is mandatorily exchangeable for one share of our Series A Convertible Preferred Stock, par value $1.00 per share. Each share of our Series A Convertible Preferred Stock will be convertible into our Class A Common Stock at a conversion price of $25.35 per share. At March 31, 2002, we had 200,000 shares of Series AA Preferred Stock issued and outstanding.

      As of March 31, 2002, we had issued and outstanding 378,927 shares of 12.25% senior preferred stock and 242,779 shares of our 13% senior preferred stock with aggregate liquidation values of $388.7 million and $248.0 million, respectively, including accrued stock dividends. Each certificate of designation for our senior preferred stock contains restrictive covenants, which may limit our ability to incur indebtedness in the future.

      Our principal stockholder, Dobson CC Limited Partnership, or DCCLP, and certain of its affiliates, have entered into credit agreements with Bank of America, N.A. These credit agreements have aggregate principal amounts outstanding of approximately $280 million as of March 31, 2002. To secure their obligations under these credit agreements, DCCLP and these affiliates individually pledged certain assets, which include beneficial ownership of securities representing controlling interests in DCCLP and in us. These loans will mature on March 31, 2003, unless extended.

      If the loans are not paid at maturity or if an event of default occurs under the loan agreements, and the lender elects to foreclose on the collateral, we could experience a change of control under the indenture governing our outstanding senior notes, our certificates of designation governing two series of our outstanding senior preferred stock, and our bank credit facility, and under the indenture governing the outstanding senior notes of our subsidiary, Dobson/ Sygnet.

      Upon a change of control, Dobson/ Sygnet and we would each be required to offer to purchase our outstanding senior notes at 101% of the principal amount plus accrued and unpaid interest. We would also be required to offer to repurchase all of our outstanding senior preferred stock at 101% of the aggregate liquidation preference. There can be no assurance that we would have the funds necessary to complete these repurchases. If Dobson/ Sygnet and we failed to complete the purchases of the tendered senior notes, the noteholders or their indenture trustees would be entitled to accelerate the maturity of the senior notes. If we failed to complete the purchases of our outstanding senior preferred stock, the holders of our two series of senior preferred stock would be entitled to elect two additional directors to our board of directors. Our credit facility and the credit facility of Dobson/ Sygnet’s subsidiary, Sygnet Wireless, prohibit us from making the required offers to purchase. A change of control would also constitute an event of default under our bank credit facility entitling the lender to accelerate the maturity of that debt. A default under our bank credit facility constitutes a default under the Sygnet Wireless credit facility.

      If we experience a change of control and AT&T Wireless substantially maintains its present percentage ownership in the voting and economic interests of American Cellular, AT&T Wireless and its affiliates will have the right to initiate a buy/sell procedure. Pursuant to this procedure, AT&T Wireless may offer to purchase our interest in ACC Acquisition L.L.C., the parent of American Cellular, or sell its interest in ACC Acquisition to us. AT&T Wireless may establish the price or require that we establish the price. If the offer is made, we must either agree to sell our interest in ACC Acquisition to AT&T Wireless or buy AT&T Wireless’s interest in ACC Acquisition. Upon consummation of a buy/sell procedure, our management agreement with American Cellular, and the preferential roaming agreements between American Cellular and us, and between American Cellular and AT&T Wireless, will immediately terminate. In addition, we will lose our right to appoint one of our two representatives to the management committee and our power to approve all significant matters relating to the operation of American Cellular.

Capital Commitments

      We had capital expenditures of $17.9 million for the three months ended March 31, 2002. We have budgeted approximately $85.0 million to $90.0 million for capital expenditures in 2002, of which, approximately $15.0 million to $20.0 million will be used to begin our GSM/ GPRS overlay. In addition, on September 14, 2001, our Board of Directors authorized the expenditure of up to $80.0 million over the next twelve months for the possible repurchase of shares of our outstanding Class A Common Stock. Through March 31, 2002 we had purchased an aggregate of 3.8 million shares for a total cost of $25.3 million. We may require additional financing for future acquisitions, to refinance our debt at its final maturities and to meet the mandatory redemption provisions on our senior preferred stock. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions.

      On November 16, 2001, we agreed to purchase approximately $100.5 million of cell site and switching equipment from Nortel Networks Corp. prior to December 2004. Approximately $70.9 million of the commitment remained outstanding at March 31, 2002. Under another equipment supply agreement, we agreed to purchase approximately $131.0 million of cell site and switching equipment from Lucent Technologies Inc. by December 31, 2002. Approximately $12.4 million of the commitment remained outstanding at March 31, 2001. We will finance our purchases made under these commitments using cash flows from operations or funds available under our credit facilities. We expect to substantially fulfill our purchase commitments under both of these agreements prior to their scheduled completion dates.

      On January 26, 2001, the FCC completed an auction of PCS licenses. Most of the spectrum being auctioned had been reclaimed by the FCC from NextWave, which is currently engaged in bankruptcy reorganization proceedings under Chapter 11 of the United States Bankruptcy Code, and from other licensees that had not paid amounts due to the FCC for their licenses. Through one of our subsidiaries, we were the winning bidder for 14 PCS licenses, covering an estimated aggregate population of 19.8 million in seven states, for which we bid a total of $546.1 million. As part of the bidding procedures, we made a down payment in cash totaling $109.2 million to the FCC for these licenses, of which $91.2 million was refunded to us during April 2002.

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

      If the decision of the Court of Appeals in the NextWave litigation is upheld on appeal or a settlement is not reached, it is unlikely that we will be granted the eleven licenses for spectrum previously licensed to NextWave. It is likely, however, that we will receive a refund of the balance of our deposit attributable to the 11 licenses at that time. In addition, if we do not acquire those licenses, we do not anticipate being able to execute our current plan to build a jointly-owned PCS network with AT&T Wireless. Consequently, we may be forced to reevaluate the PCS component of our previously announced strategy. However, if the decision of the Court of Appeals is reversed and we are ultimately granted the licenses, we would be uncertain as to how we would finance the purchase, since financing is not in place at this time. Sources of additional financing for these licenses may include commercial bank borrowings and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all. In addition, we cannot predict the effect on our competitive position due to any change to our business plan.

      Although we cannot provide any assurance, assuming successful implementation of our strategy, including the further development of our wireless systems and significant and sustained growth in our cash flows, we believe that borrowings under our DOC LLC and Sygnet credit facilities, the remaining proceeds from the sale of $200.0 million of AA preferred stock on February 8, 2001 to AT&T Wireless, the sale of four licenses to Verizon Wireless in February 2002 and cash flows from operations will be sufficient to satisfy our currently expected capital expenditures, working capital and debt service obligations over the next year, exclusive of any payments that might be made related to the purchase and build out of the 14 licenses discussed above. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments. We currently expect that we may need to refinance our indebtedness at their respective maturities commencing in 2006. We may also need to refinance our mandatory redemption obligations under our senior preferred stock. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all.

Effect of New Accounting Standards

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to cease amortization of existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under the new rules, we will treat our wireless license acquisition costs as indefinite life intangible assets. As a result, effective January 1, 2002, we are no longer amortizing wireless license acquisition costs. Instead, we are testing for impairment of goodwill or indefinite life intangible assets at least annually and will only adjust the carrying amount of these intangible assets upon an impairment of the goodwill or indefinite life intangible assets. During the three months ended March 31, 2001, we recorded approximately $15.9 million of amortization expense, net of income tax benefit, related to our wireless license acquisition costs. In addition, during 2001, our 50% owned unconsolidated subsidiary, American Cellular, recorded approximately $14.5 million and approximately $8.2 million of amortization expense, net of income tax benefit, related to their goodwill and wireless license acquisition costs, respectively. Through December 31, 2001, our accounting policy was to evaluate the carrying value of our intangible assets based on our undiscounted cash flows. However, as a result of implementing SFAS No. 142, we are now required to evaluate the carrying value of our indefinite life intangible assets using their fair values. Upon implementation of SFAS No. 142 on January 1, 2002, we recorded a charge, net of income tax benefit, of approximately $33.3 million to reflect the write-down of our wireless license acquisition costs to their fair value and a charge of approximately $140.8 million to reflect our equity in the write-down of the wireless license acquisition costs of our 50% owned subsidiary American Cellular, to their fair value.

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

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it maintains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business,” for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. During the fourth quarter 2001, we entered into definitive agreements to sell five markets, one of which is owned by our 50% owned, indirect subsidiary, American Cellular. With these agreements, we elected to early adopt this standard during the fourth quarter of 2001, effective January 1, 2001, to properly reflect the operations, assets and liabilities of these markets as discontinued operations in our condensed consolidated financial statements.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

      Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. The counterparty is a major financial institution. As of March 31, 2002, we had interest rate hedges under various derivative contracts totaling $325.0 million on our $520.7 million DOC LLC credit facility. The terms of these agreements begin expiring from March 2002 through April 2003. For the three months ended March 31, 2002 and 2001, the interest expense related to the hedge was approximately $3.9 million and $0.7 million, respectively, due to the decline in current market interest rates.

      The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates raise. Based on our market risk sensitive instruments outstanding at March 31, 2002, we have determined that there was no material market risk exposure to our condensed consolidated financial position, results of operations or cash flows as of such date.

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

      Not applicable

Item 5.     Other Information

      Not applicable

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

      The following exhibits are filed as a part of this report:

Exhibit
Numbers	Description	Method of Filing

2.1	Agreement and Plan of Merger dated October 5, 1999 among ACC Acquisition LLC, ACC Acquisition Co. and American Cellular Corporation.	(8)[2.11]
2.2	Agreement and Plan of Recapitalization among Dobson Communications Corporation, Dobson Operating Company, Dobson CC Limited Partnership, Russell L. Dobson, J.W. Childs Equity Partners II, L.P., AT&T Wireless, Inc. and the other stockholders of Dobson Communications Corporation’s Class A Common Stock and Class D Preferred Stock.	(8)[2.15]

Exhibit
Numbers		Description	Method of Filing

3.1		Registrant’s Amended and Restated Certificate of Incorporation.	(8)[3.1]
3.2		Registrant’s Amended and Restated By-laws.	(13)[3(ii)]
4.1		Amended, Restated, and Consolidated Revolving Credit and Term Loan Agreement dated as of January 18, 2000 among Dobson Operating Co., L.L.C., Banc of America Securities, LLC, Bank of America, N.A., Lehman Commercial Paper Inc. and TD Securities (USA) Inc., and First Union National Bank and PNC Bank, National Association, and the Lenders.	(8)[4.6]
4	.1.1	Amendment, Waiver and Consent to the Dobson Operating Co., L.L.C., Credit Agreement dated as of June 19, 2000 among Dobson Operating Co., L.L.C., as Borrower, Bank of America, N.A., as Administrative Agent, Required Lenders and Guarantors	(9)[10.2]
4	.1.2	Amendment and Consent dated November 24, 2000 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(14)[4.3.2]
4	.1.3	Amendment and Consent dated May 4, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(18)[4.1.3]
4	.1.4	Amendment dated August 1, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(18)[4.1.4]
4	.1.5	Amendment dated January 23, 2002 to the Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(18)[4.1.5]
4.2		Indenture dated December 23, 1998 between Dobson/ Sygnet Communications Company, as Issuer, and United States Trust Company of New York, as Trustee.	(2)[4.1]
4.3		Collateral Pledge and Security Agreement dated December 23, 1998 between Dobson/ Sygnet Communications Company, as Pledgor, and NationsBanc Montgomery Securities LLC, Lehman Brothers Inc., First Union Capital Markets, a division of Wheat First Securities, Inc. and TD Securities (USA) Inc., as Initial Purchasers, and United States Trust Company of New York, as Trustee.	(3)[4.18]
4.4		Form of Common Stock Certificate.	(8)[4.16]
4.5		Indenture dated June 22, 2000 by the Registrant and United States Trust Company of New York, as Trustee	(9)[4]
4.6		Senior Debt Indenture dated as of July 18, 2001, between the Registrant and The Bank of New York, as Trustee	(15)[4.2]
4	.7.1	Subordinated Debt Indenture dated as of July 18, 2001 between the Registrant and The Bank of New York, as Trustee	(15)[4.3]
4	.7.2	Certificate of Trust for Dobson Financing Trust	(15)[4.4]
4.8		Declaration of Trust for Dobson Financing Trust	(15)[4.5]
4.9		Indenture dated as February 28, 1997 between the Registrant and United States Trust Company of New York, as Trustee	(5)[4.6]
4.10		Credit agreement among the Agents and Lenders named therein and Sygnet Wireless Inc. (f/k/a Dobson/ Sygnet Operating Company) dated December 22, 1998	(3)[4.4]
4.11		Form of Certificate of Designation of the Powers, Preferences and Relative, Optional and Other Special Rights of the Registrant’s Series AA Preferred Stock	(13)[4.1]
4.12		Form of Certificate of Designation of the Powers, Preferences and Relative, optional and Other Special Rights of the Registrant’s Series A Convertible Preferred Stock	(13)[4.2]
10	.1.1*	Registrant’s 1996 Stock Option Plan, as amended.	(3)[10.1.1]
10	.1.2*	Form of 2000-1 Amendment to the DCC 1996 Stock Option Plan.	(8)[10.1.3]

Exhibit
Numbers		Description	Method of Filing

10	.1.3*	Form of Dobson Communications Corporation 2000 Stock Option Plan.	(8)[10.1.4]
10	.3.1*	Letter dated June 3, 1996 from Registrant to Bruce R. Knooihuizen describing employment arrangement.	(5)[10.3.2]
10	.3.2*	Letter dated October 15, 1996 from Fleet Equity Partners to Justin L. Jaschke regarding director compensation.	(5)[10.3.3]
10	.3.3*	Letter dated October 28, 1997 from Registrant to R. Thomas Morgan describing employment arrangement.	(1)[10.3.5]
10	.3.4*	Letter dated August 25, 1998 from Registrant to Richard D. Sewell, Jr. describing employment arrangement.	(3)[10.3.6]
10	.3.5*	Consulting Agreement dated December 21, 1998 between Registrant and Albert H. Pharis, Jr.	(3)[10.3.7]
10	.3.6*	Consulting Agreement dated August 15, 1998 between the Registrant and Russell L. Dobson and Addendum thereto dated October 1, 1998.	(8)[10.3.8]
10.4		General Purchase Agreement dated January 13, 1998 between Lucent Technologies, Inc. and Dobson Cellular Systems, Inc., as amended	(1)[10.4.7]
10	.4.1	Amendment No. 1 to General Purchase Agreement between Dobson Cellular Systems and Lucent Technologies, Inc.	(10)[10.4.3]
10.5		Operating Agreement dated January 16, 1998, as amended, between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc.	(8)[10.4.4]
10	.6†	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated as of November 16, 2001.	(18)[10.6]
10.7		Second Amended and Restated Partnership Agreement of Gila River Cellular General Partnership dated September 30, 1997	(7)[10.8]
10.8		Stockholder and Investor Rights Agreement dated January 31, 2000 among the Registrant and the Shareholders listed therein (without exhibits).	(8)[10.7.2.3]
10	.8.1	Amendment No. 1 to Stockholder and Investor rights Agreement among AT&T Wireless Services, Inc., the Registrant, and certain other parties	(13)[10.4]
10	.9†	License Agreement dated October 8, 2001 between Dobson Communications Corporations and H.O. Systems, Inc.	(18)[10.9]
10	.10*	Form of Dobson Communications Corporation Director Indemnification Agreement.	(8)[10.9]
10.11		Agreement and Plan of Reorganization and Corporation Separation between Dobson Communications Corporation and Logix Communications Enterprises dated January 24, 2000	(8)[10.10]
10.12		Agreement by and among Dobson Communications Corporation and Dobson’s shareholders regarding the distribution of Logix Communications Enterprises, Inc. stock.	(8)[10.11]
10.13		Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC between AT&T Wireless JV Co. and Dobson JV Company dated as of February 25, 2000.	(11)[10.1]
10.14		Amended and Restated Supplemental Agreement among AT&T Wireless, Dobson Communications Corporation, Dobson CC Limited Partnership, and other signatories thereto, dated February 25, 2000.	(11)[10.1.1]
10.15		Amended and Restated Management Agreement between Dobson Cellular Systems, Inc. and ACC Acquisition LLC dated as of February 25, 2000.	(11)[10.2]
10.16		Amended and Restated Operating Agreement dated February 25, 2000 by and between AT&T Wireless Services, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(11)[10.3]

Exhibit
Numbers		Description	Method of Filing

10.17		Amended and Restated Operating Agreement dated February 25, 2000 by and between Dobson Cellular Systems, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(11)[10.4]
10	.18.1	Stock Purchase Agreement Between AT&T Wireless Services, Inc. and Dobson Communications Corporation dated as of November 6, 2000.	(12)[10.14]
10	.18.2	Amendment No. 1 to Stock Purchase Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(13)[10.1]
10.19		Exchange Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(13)[10.2]
10.20		PCS Transfer Rights Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(13)[10.3]
10.21		Asset Purchase Agreement dated October 29, 2001 by and between Dobson Cellular Systems, Inc., and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(16)[10.22]
10.22		Asset Purchase Agreement dated December 6, 2001 by and between Dobson Cellular System, Inc, and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(17)[10.1]
10	.23†	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002 between Cingular Wireless, LLC, and its affiliates, and Dobson Cellular Systems, Inc., and its affiliates.	(18)[10.23]

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-71633), as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed herewith.

(5)	Filed as an exhibit to the Registrant’s Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 15, 1997 and amended on November 6, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-90759), as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 6, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrants’ Registration Statement on Form S-4/ A (Registration No. 333-41512), as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 9, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s current report on Form 8-K/ A on February 22, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-64916), as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 20, 2001 as the exhibit number indicated inbrackets and incorporated by reference herein.

(18)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

      (b) Reports on Form 8-K

      The Registrant filed a Current Report on form 8-K on March 29, 2002, which reported the Registrant’s principal stockholder, Dobson CC Limited Partnership, or DCCLP, entered into an Amended, Restated and Consolidated Credit Agreement with Bank of America, N.A. on August 27, 2001 (the “loan agreement”) To secure its obligations under the loan agreement, which aggregates approximately $270 million principal amount, DCCLP pledged, among other assets, approximately 53.6 million shares of the Registrants Class A and Class B Common Stock, under “Item 1. Change of Control of Registrant”.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOBSON COMMUNICATIONS CORPORATION

Date: May 14, 2002	/s/ EVERETT R. DOBSON
Everett R. Dobson Chairman of the Board and Chief Executive Officer

Date: May 14, 2002	/s/ BRUCE R. KNOOIHUIZEN
Bruce R. Knooihuizen Vice President and Chief Financial Officer (principal financial officer)