Form 10-Q/A
period 2002-03-31
DOBSON COMMUNICATIONS CORP
filed 2002-08-07
CIK 1035985

SECURITIES AND EXCHANGE COMMISSION

Form 10-Q/A

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

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q/A

Item
Number		Page

PART I. FINANCIAL INFORMATION
1	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	2
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001	3
	Condensed Consolidated Statement of Stockholders’ Deficit for the Three Months Ended March 31, 2002	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements	6
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
3	Quantitative and Qualitative Disclosure about Market Risk	27
PART II. OTHER INFORMATION
1	Legal Proceedings	27
2	Changes in Securities and Use of Proceeds	27
3	Defaults Upon Senior Securities	27
4	Submission of Matters to a Vote of Security Holders	27
5	Other Information	27
6	Exhibits and Reports on Form 8-K	27

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Restated
	March 31, 2002	December 31, 2001

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$157,218,683	$161,568,162
Accounts receivable —
Customers, net	67,421,890	83,769,879
Affiliates	36,786,577	19,065,333
Inventory	31,804,899	22,538,344
Deposits	91,205,000	91,205,000
Prepaid expenses and other	7,345,622	7,929,074

Total current assets	391,782,671	386,075,792

PROPERTY, PLANT AND EQUIPMENT, net	296,153,964	296,195,780

OTHER ASSETS:
Receivables — affiliate	1,447,880	924,303
Restricted assets	14,112,877	—
Wireless license acquisition costs, net	1,178,644,019	1,232,032,556
Deferred financing costs, net	66,784,816	69,426,525
Other intangibles, net	28,512,117	32,036,838
Investment in joint venture	173,684,624	309,420,407
Deposits, net of current portion	18,009,800	18,009,800
Other non-current assets	9,316,828	9,853,003
Assets of discontinued operations	—	215,152,441

Total other assets	1,490,512,961	1,886,855,873

Total assets	$2,178,449,596	$2,569,127,445

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$57,191,960	$72,747,252
Accrued expenses	41,088,728	45,313,769
Deferred revenue and customer deposits	14,733,002	14,399,829
Current portion of long-term debt	33,258,354	44,508,645
Accrued dividends payable	28,787,785	25,657,635
Current portion of obligations under capital leases	1,714,714	1,532,486

Total current liabilities	176,774,543	204,159,616

OTHER LIABILITIES:
Long-term debt, net of current portion	1,278,004,225	1,576,372,307
Deferred tax liabilities	151,844,068	97,221,243
Minority interest	8,823,337	9,005,108
Other non-current liabilities	11,034,405	16,885,394
Liabilities of discontinued operations	—	30,568,672
Commitments (Note 7)
Senior exchangeable preferred stock, net	811,509,853	791,915,295
STOCKHOLDERS’ DEFICIT:
Class A Common Stock, $.001 par value, 175,000,000 shares authorized and 39,700,968 and 39,682,561 issued at March 31, 2002 and December 31, 2001, respectively	39,701	39,683
Class B Common Stock, $.001 par value, 70,000,000 shares authorized and 54,977,481 and 54,995,888 shares issued March 31, 2002 and December 31, 2001, respectively	54,978	54,996
Class C Common Stock, $.001 par value, 4,226 shares authorized and zero shares issued at March 31, 2002 and December 31, 2001	—	—
Class D Common Stock, $.001 par value, 33,000 shares authorized and zero shares issued at March 31, 2002 and December 31, 2001	—	—
Paid-in capital	606,186,298	606,454,999
Retained deficit	(832,362,676)	(728,939,087)
Accumulated other comprehensive loss, net of income tax benefit of $5,060,140 and $10,767,246 at March 31, 2002 and December 31, 2001, respectively	(8,146,280)	(16,150,869)
Less 3,804,831 and 2,117,600 common shares held in treasury, at cost at March 31, 2002 and December 31, 2001, respectively	(25,312,856)	(18,459,912)

Total stockholders’ deficit	(259,540,835)	(157,000,190)

Total liabilities and stockholders’ deficit	$2,178,449,596	$2,569,127,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Restated
	Three Months	Three Months
	Ended	Ended
	March 31, 2002	March 31, 2001

	(Unaudited)
OPERATING REVENUE:
Service revenue	$86,673,928	$74,485,375
Roaming revenue	51,880,001	50,836,583
Equipment and other revenue	4,571,347	5,838,862

Total operating revenue	143,125,276	131,160,820

OPERATING EXPENSES:
Cost of service	40,627,853	36,303,994
Cost of equipment	11,332,416	13,294,237
Marketing and selling	17,800,137	18,487,372
General and administrative	19,697,164	19,055,487
Depreciation and amortization	21,012,416	44,452,586

Total operating expenses	110,469,986	131,593,676

OPERATING INCOME (LOSS)	32,655,290	(432,856)

OTHER INCOME (EXPENSE):
Interest expense	(30,666,086)	(38,397,647)
Other income, net	1,244,082	1,173,580

LOSS BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES, INCOME TAXES AND EXTRAORDINARY ITEMS	3,233,286	(37,656,923)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(1,510,452)	(1,194,486)
LOSS FROM INVESTMENT IN JOINT VENTURE, net of income tax benefit of $4,443,737 and $7,880,091 for the three months ended March 31, 2002 and 2001, respectively	(7,222,686)	(19,092,666)

LOSS BEFORE INCOME TAXES	(5,499,852)	(57,944,075)
Income tax (expense) benefit	(654,677)	14,744,541

LOSS FROM CONTINUING OPERATIONS	(6,154,529)	(43,199,534)
DISCONTINUED OPERATIONS: (Note 3)
Income (loss) from discontinued operations, net of income tax (expense) benefit of $(3,138,737) and $377,792 for 2002 and 2001, respectively	5,121,097	(616,397)
Loss from discontinued operations from investment in joint venture	(326,955)	(252,964)
Gain from sale of discontinued operations, net of income tax expense of $59,164,138 for 2002	88,314,922	—
Gain from sale of discontinued operations from investment in joint venture	6,736,056	—

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:	93,690,591	(44,068,895)
Cumulative effect of change in accounting principle, net of income tax benefit of $20,406,000 (Note 8)	(33,294,000)	—
Cumulative effect of change in accounting principle from investment in joint venture	(140,820,000)	—

NET LOSS	(80,423,409)	(44,068,895)
DIVIDENDS ON PREFERRED STOCK	(23,000,180)	(19,490,146)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(103,423,589)	$(63,559,041)

BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE:
Continuing operations	$(0.07)	$(0.46)
Discontinued operations	1.09	(0.01)
Change in accounting principle	(1.90)	—
Dividends on preferred stock	(0.25)	(0.21)

BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(1.13)	$(0.68)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	91,642,105	94,067,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Restated

For the Three Months Ended March 31, 2002

		Stockholders’ Deficit

		Class A		Class B				Accumulated
		Common Stock		Common Stock				Other	Treasury	Total
	Comprehensive					Paid-in	Retained	Comprehensive	Stock at	Stockholders’
	Loss	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Cost	Deficit

	(Unaudited)
DECEMBER 31, 2001	—	39,682,561	$39,683	54,995,888	$54,996	$606,454,999	$(728,939,087)	$(16,150,869)	$(18,459,912)	$(157,000,190)
Net loss	$(80,423,409)	—	—	—	—	—	(80,423,409)	—	—	(80,423,409)
Amounts related to hedged transactions reclassified into earnings, net of tax	2,418,418	—	—	—	—	—	—	2,418,418	—	2,418,418
Ineffective hedge transaction of unconsolidated subsidiary reclassified into earnings, net of tax	321,876	—	—	—	—	—	—	321,876	—	321,876
Change in fair value of hedge transactions, net of tax	5,264,295	—	—	—	—	—	—	5,264,295	—	5,264,295

Total comprehensive loss	$(72,418,820)

Conversion of common stock		18,407	18	(18,407)	(18)	—	—	—	—	—
Increase in subscription receivable		—	—	—	—	(268,701)	—	—	—	(268,701)
Preferred stock dividends		—	—	—	—	—	(23,000,180)	—	—	(23,000,180)
Purchase of treasury stock, at cost		—	—	—	—	—	—	—	(6,852,944)	(6,852,944)

March 31, 2002		39,700,968	$39,701	54,977,481	$54,978	$606,186,298	$(832,362,676)	$(8,146,280)	$(25,312,856)	$(259,540,835)

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

December 31, 2001

($ in thousands)
Current assets	$9,500
Property, plant and equipment, net	60,509
Wireless license acquisition costs, net	133,695
Customer list, net	4,578
Other assets	6,870

Total assets of discontinued operations	$215,152

Current liabilities	$3,812
Deferred tax liabilities	11,879
Minority interest	14,878

Total liabilities of discontinued operations	$30,569

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

      The Company completed the sale of Ohio 2 RSA, California 7 RSA and Georgia 1 RSA on February 8, 2002 and the sale of Arizona 5 RSA on February 28, 2002, and recorded income incurred through those dates and the related gains on the sale, which totaled approximately $93.4 million, net of tax expense.

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

8.     Changes in Accounting Policies and Procedures

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and requires companies to cease the amortization of existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under the new rules, the Company is treating its wireless license acquisition costs as indefinite life intangible assets. As a result, effective January 1, 2002, the Company ceased the amortization of wireless license acquisition costs. Instead, the Company is testing its indefinite life intangible assets for impairment at least annually and will only adjust the carrying amount of these intangible assets upon an impairment of the indefinite life intangible assets. During the three months ended March 31, 2001, the Company recorded approximately $15.9 million of amortization expense, net of income tax benefit, related to its wireless license acquisition costs. In addition, during 2001, the Company’s 50% owned

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

unconsolidated subsidiary, American Cellular, recorded approximately $14.5 million and approximately $8.2 million of amortization expense, net of income tax benefit, related to its goodwill and wireless license acquisition costs, respectively. Through December 31, 2001, the Company’s accounting policy was to evaluate the carrying value of its intangible assets based on its undiscounted cash flows. However, as a result of implementing SFAS No. 142, the Company is now required to evaluate the carrying value of its indefinite life intangible assets using their fair values. Upon implementation of SFAS No. 142 on January 1, 2002, the Company recorded a charge, net of income tax benefit, of approximately $33.3 million to reflect the write-down of its wireless license acquisition costs to their fair value and a charge of approximately $140.8 million to reflect its equity in the write-down of the wireless license acquisition costs of its 50% owned subsidiary, American Cellular to their fair values.

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

9.     Reclassifications

      Certain items have been reclassified in the 2001 consolidated financial statements to conform to the current presentation.

10.     Subsequent Events

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

      Depreciation and amortization expense. For the three months ended March 31, 2002, our depreciation and amortization expense decreased $23.5 million, or 52.7%, to $21.0 million from $44.5 million for 2001. The decrease is a result of implementing SFAS No. 142, “Goodwill and Other Intangible Assets”, which required companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under this new rule we treat our wireless license acquisition costs as indefinite life intangibles.

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

      Discontinued operations. For the three months ended March 31, 2002, we had income from discontinued operations (including the gain on sale) of $99.8 million, compared to a loss of $0.9 million for the three months ended March 31, 2001. This represents the gain from the sale of the markets sold to Verizon Wireless during February 2002.

      Cumulative effect of change in accounting principle. For the three months ended March 31, 2002, we recognized a total impairment on our wireless license acquisition costs of approximately $174.1 million, net of tax benefit, as a result of implementing SFAS No. 142, “Goodwill and Other Intangible Assets”. Of this total, $33.3 million reflects our impairment and $140.8 million reflects the impairment from our 50% interest in American Cellular

      Net loss. For the three months ended March 31, 2002, our net loss was $80.4 million. Our net loss increased $36.3 million, or 82.5%, from $44.1 million for the three months ended March 31, 2001. The increase in our net loss was primarily attributable to our cumulative effect of change in accounting principle, offset by gain from the sale of discontinued operations and the decrease in our loss from continuing operations.

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

Net Cash Flow

      At March 31, 2002, we had working capital of $215.0 million, a ratio of current assets to current liabilities of 2.2:1 and an unrestricted cash balance of $157.2 million, which compares to working capital of $181.9 million, a ratio of current assets to current liabilities of 1.9:1 and an unrestricted cash balance of $161.6 million at December 31, 2001.

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

      Not applicable

Item 5.     Other Information

      Not applicable

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

      The following exhibits are filed as a part of this report:

Exhibit
Numbers	Description	Method of Filing

2.1	Agreement and Plan of Merger dated October 5, 1999 among ACC Acquisition LLC, ACC Acquisition Co. and American Cellular Corporation.	(8)[2.11]
2.2	Agreement and Plan of Recapitalization among Dobson Communications Corporation, Dobson Operating Company, Dobson CC Limited Partnership, Russell L. Dobson, J.W. Childs Equity Partners II, L.P., AT&T Wireless, Inc. and the other stockholders of Dobson Communications Corporation’s Class A Common Stock and Class D Preferred Stock.	(8)[2.15]

Exhibit
Numbers		Description	Method of Filing

3.1		Registrant’s Amended and Restated Certificate of Incorporation.	(8)[3.1]
3.2		Registrant’s Amended and Restated By-laws.	(13)[3(ii)]
4.1		Amended, Restated, and Consolidated Revolving Credit and Term Loan Agreement dated as of January 18, 2000 among Dobson Operating Co., L.L.C., Banc of America Securities, LLC, Bank of America, N.A., Lehman Commercial Paper Inc. and TD Securities (USA) Inc., and First Union National Bank and PNC Bank, National Association, and the Lenders.	(8)[4.6]
4	.1.1	Amendment, Waiver and Consent to the Dobson Operating Co., L.L.C., Credit Agreement dated as of June 19, 2000 among Dobson Operating Co., L.L.C., as Borrower, Bank of America, N.A., as Administrative Agent, Required Lenders and Guarantors	(9)[10.2]
4	.1.2	Amendment and Consent dated November 24, 2000 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(14)[4.3.2]
4	.1.3	Amendment and Consent dated May 4, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(18)[4.1.3]
4	.1.4	Amendment dated August 1, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(18)[4.1.4]
4	.1.5	Amendment dated January 23, 2002 to the Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(18)[4.1.5]
4.2		Indenture dated December 23, 1998 between Dobson/ Sygnet Communications Company, as Issuer, and United States Trust Company of New York, as Trustee.	(2)[4.1]
4.3		Collateral Pledge and Security Agreement dated December 23, 1998 between Dobson/ Sygnet Communications Company, as Pledgor, and NationsBanc Montgomery Securities LLC, Lehman Brothers Inc., First Union Capital Markets, a division of Wheat First Securities, Inc. and TD Securities (USA) Inc., as Initial Purchasers, and United States Trust Company of New York, as Trustee.	(3)[4.18]
4.4		Form of Common Stock Certificate.	(8)[4.16]
4.5		Indenture dated June 22, 2000 by the Registrant and United States Trust Company of New York, as Trustee	(9)[4]
4.6		Senior Debt Indenture dated as of July 18, 2001, between the Registrant and The Bank of New York, as Trustee	(15)[4.2]
4	.7.1	Subordinated Debt Indenture dated as of July 18, 2001 between the Registrant and The Bank of New York, as Trustee	(15)[4.3]
4	.7.2	Certificate of Trust for Dobson Financing Trust	(15)[4.4]
4.8		Declaration of Trust for Dobson Financing Trust	(15)[4.5]
4.9		Indenture dated as February 28, 1997 between the Registrant and United States Trust Company of New York, as Trustee	(5)[4.6]
4.10		Credit agreement among the Agents and Lenders named therein and Sygnet Wireless Inc. (f/k/a Dobson/ Sygnet Operating Company) dated December 22, 1998	(3)[4.4]
4.11		Form of Certificate of Designation of the Powers, Preferences and Relative, Optional and Other Special Rights of the Registrant’s Series AA Preferred Stock	(13)[4.1]
4.12		Form of Certificate of Designation of the Powers, Preferences and Relative, optional and Other Special Rights of the Registrant’s Series A Convertible Preferred Stock	(13)[4.2]
10	.1.1*	Registrant’s 1996 Stock Option Plan, as amended.	(3)[10.1.1]
10	.1.2*	Form of 2000-1 Amendment to the DCC 1996 Stock Option Plan.	(8)[10.1.3]

Exhibit
Numbers		Description	Method of Filing

10	.1.3*	Form of Dobson Communications Corporation 2000 Stock Option Plan.	(8)[10.1.4]
10	.3.1*	Letter dated June 3, 1996 from Registrant to Bruce R. Knooihuizen describing employment arrangement.	(5)[10.3.2]
10	.3.2*	Letter dated October 15, 1996 from Fleet Equity Partners to Justin L. Jaschke regarding director compensation.	(5)[10.3.3]
10	.3.3*	Letter dated October 28, 1997 from Registrant to R. Thomas Morgan describing employment arrangement.	(1)[10.3.5]
10	.3.4*	Letter dated August 25, 1998 from Registrant to Richard D. Sewell, Jr. describing employment arrangement.	(3)[10.3.6]
10	.3.5*	Consulting Agreement dated December 21, 1998 between Registrant and Albert H. Pharis, Jr.	(3)[10.3.7]
10	.3.6*	Consulting Agreement dated August 15, 1998 between the Registrant and Russell L. Dobson and Addendum thereto dated October 1, 1998.	(8)[10.3.8]
10.4		General Purchase Agreement dated January 13, 1998 between Lucent Technologies, Inc. and Dobson Cellular Systems, Inc., as amended	(1)[10.4.7]
10	.4.1	Amendment No. 1 to General Purchase Agreement between Dobson Cellular Systems and Lucent Technologies, Inc.	(10)[10.4.3]
10.5		Operating Agreement dated January 16, 1998, as amended, between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc.	(8)[10.4.4]
10	.6†	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated as of November 16, 2001.	(18)[10.6]
10.7		Second Amended and Restated Partnership Agreement of Gila River Cellular General Partnership dated September 30, 1997	(7)[10.8]
10.8		Stockholder and Investor Rights Agreement dated January 31, 2000 among the Registrant and the Shareholders listed therein (without exhibits).	(8)[10.7.2.3]
10	.8.1	Amendment No. 1 to Stockholder and Investor rights Agreement among AT&T Wireless Services, Inc., the Registrant, and certain other parties	(13)[10.4]
10	.9†	License Agreement dated October 8, 2001 between Dobson Communications Corporations and H.O. Systems, Inc.	(18)[10.9]
10	.10*	Form of Dobson Communications Corporation Director Indemnification Agreement.	(8)[10.9]
10.11		Agreement and Plan of Reorganization and Corporation Separation between Dobson Communications Corporation and Logix Communications Enterprises dated January 24, 2000	(8)[10.10]
10.12		Agreement by and among Dobson Communications Corporation and Dobson’s shareholders regarding the distribution of Logix Communications Enterprises, Inc. stock.	(8)[10.11]
10.13		Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC between AT&T Wireless JV Co. and Dobson JV Company dated as of February 25, 2000.	(11)[10.1]
10.14		Amended and Restated Supplemental Agreement among AT&T Wireless, Dobson Communications Corporation, Dobson CC Limited Partnership, and other signatories thereto, dated February 25, 2000.	(11)[10.1.1]
10.15		Amended and Restated Management Agreement between Dobson Cellular Systems, Inc. and ACC Acquisition LLC dated as of February 25, 2000.	(11)[10.2]
10.16		Amended and Restated Operating Agreement dated February 25, 2000 by and between AT&T Wireless Services, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(11)[10.3]

Exhibit
Numbers		Description	Method of Filing

10.17		Amended and Restated Operating Agreement dated February 25, 2000 by and between Dobson Cellular Systems, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(11)[10.4]
10	.18.1	Stock Purchase Agreement Between AT&T Wireless Services, Inc. and Dobson Communications Corporation dated as of November 6, 2000.	(12)[10.14]
10	.18.2	Amendment No. 1 to Stock Purchase Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(13)[10.1]
10.19		Exchange Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(13)[10.2]
10.20		PCS Transfer Rights Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(13)[10.3]
10.21		Asset Purchase Agreement dated October 29, 2001 by and between Dobson Cellular Systems, Inc., and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(16)[10.22]
10.22		Asset Purchase Agreement dated December 6, 2001 by and between Dobson Cellular System, Inc, and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(17)[10.1]
10	.23†	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002 between Cingular Wireless, LLC, and its affiliates, and Dobson Cellular Systems, Inc., and its affiliates.	(18)[10.23]
99.1		Certificate of Chief Executive Officer	(4)
99.2		Certificate of Chief Financial Officer	(4)

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-71633), as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed herewith.

(5)	Filed as an exhibit to the Registrant’s Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 15, 1997 and amended on November 6, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-90759), as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 6, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrants’ Registration Statement on Form S-4/ A (Registration No. 333-41512), as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 9, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s current report on Form 8-K/ A on February 22, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-64916), as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 20, 2001 as the exhibit number indicated inbrackets and incorporated by reference herein.

(18)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

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

DOBSON COMMUNICATIONS CORPORATION

Date: August 6, 2002	/s/ EVERETT R. DOBSON
Everett R. Dobson Chairman of the Board and Chief Executive Officer

Date: August 6, 2002	/s/ BRUCE R. KNOOIHUIZEN
Bruce R. Knooihuizen Vice President and Chief Financial Officer (principal financial officer)

INDEX TO EXHIBITS

Exhibit
Numbers		Description	Method of Filing

2.1		Agreement and Plan of Merger dated October 5, 1999 among ACC Acquisition LLC, ACC Acquisition Co. and American Cellular Corporation.	(8)[2.11]
2.2		Agreement and Plan of Recapitalization among Dobson Communications Corporation, Dobson Operating Company, Dobson CC Limited Partnership, Russell L. Dobson, J.W. Childs Equity Partners II, L.P., AT&T Wireless, Inc. and the other stockholders of Dobson Communications Corporation’s Class A Common Stock and Class D Preferred Stock.	(8)[2.15]
3.1		Registrant’s Amended and Restated Certificate of Incorporation.	(8)[3.1]
3.2		Registrant’s Amended and Restated By-laws.	(13)[3(ii)]
4.1		Amended, Restated, and Consolidated Revolving Credit and Term Loan Agreement dated as of January 18, 2000 among Dobson Operating Co., L.L.C., Banc of America Securities, LLC, Bank of America, N.A., Lehman Commercial Paper Inc. and TD Securities (USA) Inc., and First Union National Bank and PNC Bank, National Association, and the Lenders.	(8)[4.6]
4	.1.1	Amendment, Waiver and Consent to the Dobson Operating Co., L.L.C., Credit Agreement dated as of June 19, 2000 among Dobson Operating Co., L.L.C., as Borrower, Bank of America, N.A., as Administrative Agent, Required Lenders and Guarantors	(9)[10.2]
4	.1.2	Amendment and Consent dated November 24, 2000 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(14)[4.3.2]
4	.1.3	Amendment and Consent dated May 4, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(18)[4.1.3]
4	.1.4	Amendment dated August 1, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(18)[4.1.4]
4	.1.5	Amendment dated January 23, 2002 to the Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(18)[4.1.5]
4.2		Indenture dated December 23, 1998 between Dobson/ Sygnet Communications Company, as Issuer, and United States Trust Company of New York, as Trustee.	(2)[4.1]
4.3		Collateral Pledge and Security Agreement dated December 23, 1998 between Dobson/ Sygnet Communications Company, as Pledgor, and NationsBanc Montgomery Securities LLC, Lehman Brothers Inc., First Union Capital Markets, a division of Wheat First Securities, Inc. and TD Securities (USA) Inc., as Initial Purchasers, and United States Trust Company of New York, as Trustee.	(3)[4.18]
4.4		Form of Common Stock Certificate.	(8)[4.16]
4.5		Indenture dated June 22, 2000 by the Registrant and United States Trust Company of New York, as Trustee	(9)[4]
4.6		Senior Debt Indenture dated as of July 18, 2001, between the Registrant and The Bank of New York, as Trustee	(15)[4.2]
4	.7.1	Subordinated Debt Indenture dated as of July 18, 2001 between the Registrant and The Bank of New York, as Trustee	(15)[4.3]
4	.7.2	Certificate of Trust for Dobson Financing Trust	(15)[4.4]
4.8		Declaration of Trust for Dobson Financing Trust	(15)[4.5]
4.9		Indenture dated as February 28, 1997 between the Registrant and United States Trust Company of New York, as Trustee	(5)[4.6]
4.10		Credit agreement among the Agents and Lenders named therein and Sygnet Wireless Inc. (f/k/a Dobson/ Sygnet Operating Company) dated December 22, 1998	(3)[4.4]

Exhibit
Numbers		Description	Method of Filing

4.11		Form of Certificate of Designation of the Powers, Preferences and Relative, Optional and Other Special Rights of the Registrant’s Series AA Preferred Stock	(13)[4.1]
4.12		Form of Certificate of Designation of the Powers, Preferences and Relative, optional and Other Special Rights of the Registrant’s Series A Convertible Preferred Stock	(13)[4.2]
10	.1.1*	Registrant’s 1996 Stock Option Plan, as amended.	(3)[10.1.1]
10	.1.2*	Form of 2000-1 Amendment to the DCC 1996 Stock Option Plan.	(8)[10.1.3]
10	.1.3*	Form of Dobson Communications Corporation 2000 Stock Option Plan.	(8)[10.1.4]
10	.3.1*	Letter dated June 3, 1996 from Registrant to Bruce R. Knooihuizen describing employment arrangement.	(5)[10.3.2]
10	.3.2*	Letter dated October 15, 1996 from Fleet Equity Partners to Justin L. Jaschke regarding director compensation.	(5)[10.3.3]
10	.3.3*	Letter dated October 28, 1997 from Registrant to R. Thomas Morgan describing employment arrangement.	(1)[10.3.5]
10	.3.4*	Letter dated August 25, 1998 from Registrant to Richard D. Sewell, Jr. describing employment arrangement.	(3)[10.3.6]
10	.3.5*	Consulting Agreement dated December 21, 1998 between Registrant and Albert H. Pharis, Jr.	(3)[10.3.7]
10	.3.6*	Consulting Agreement dated August 15, 1998 between the Registrant and Russell L. Dobson and Addendum thereto dated October 1, 1998.	(8)[10.3.8]
10.4		General Purchase Agreement dated January 13, 1998 between Lucent Technologies, Inc. and Dobson Cellular Systems, Inc., as amended	(1)[10.4.7]
10	.4.1	Amendment No. 1 to General Purchase Agreement between Dobson Cellular Systems and Lucent Technologies, Inc.	(10)[10.4.3]
10.5		Operating Agreement dated January 16, 1998, as amended, between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc.	(8)[10.4.4]
10	.6†	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated as of November 16, 2001.	(18)[10.6]
10.7		Second Amended and Restated Partnership Agreement of Gila River Cellular General Partnership dated September 30, 1997	(7)[10.8]
10.8		Stockholder and Investor Rights Agreement dated January 31, 2000 among the Registrant and the Shareholders listed therein (without exhibits).	(8)[10.7.2.3]
10	.8.1	Amendment No. 1 to Stockholder and Investor rights Agreement among AT&T Wireless Services, Inc., the Registrant, and certain other parties	(13)[10.4]
10	.9†	License Agreement dated October 8, 2001 between Dobson Communications Corporations and H.O. Systems, Inc.	(18)[10.9]
10	.10*	Form of Dobson Communications Corporation Director Indemnification Agreement.	(8)[10.9]
10.11		Agreement and Plan of Reorganization and Corporation Separation between Dobson Communications Corporation and Logix Communications Enterprises dated January 24, 2000	(8)[10.10]
10.12		Agreement by and among Dobson Communications Corporation and Dobson’s shareholders regarding the distribution of Logix Communications Enterprises, Inc. stock.	(8)[10.11]
10.13		Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC between AT&T Wireless JV Co. and Dobson JV Company dated as of February 25, 2000.	(11)[10.1]

Exhibit
Numbers		Description	Method of Filing

10.14		Amended and Restated Supplemental Agreement among AT&T Wireless, Dobson Communications Corporation, Dobson CC Limited Partnership, and other signatories thereto, dated February 25, 2000.	(11)[10.1.1]
10.15		Amended and Restated Management Agreement between Dobson Cellular Systems, Inc. and ACC Acquisition LLC dated as of February 25, 2000.	(11)[10.2]
10.16		Amended and Restated Operating Agreement dated February 25, 2000 by and between AT&T Wireless Services, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(11)[10.3]
10.17		Amended and Restated Operating Agreement dated February 25, 2000 by and between Dobson Cellular Systems, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(11)[10.4]
10	.18.1	Stock Purchase Agreement Between AT&T Wireless Services, Inc. and Dobson Communications Corporation dated as of November 6, 2000.	(12)[10.14]
10	.18.2	Amendment No. 1 to Stock Purchase Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(13)[10.1]
10.19		Exchange Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(13)[10.2]
10.20		PCS Transfer Rights Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(13)[10.3]
10.21		Asset Purchase Agreement dated October 29, 2001 by and between Dobson Cellular Systems, Inc., and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(16)[10.22]
10.22		Asset Purchase Agreement dated December 6, 2001 by and between Dobson Cellular System, Inc, and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(17)[10.1]
10	.23†	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002 between Cingular Wireless, LLC, and its affiliates, and Dobson Cellular Systems, Inc., and its affiliates.	(18)[10.23]
99.1		Certificate of Chief Executive Officer	(4)
99.2		Certificate of Chief Financial Officer	(4)

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-71633), as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed herewith.

(5)	Filed as an exhibit to the Registrant’s Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 15, 1997 and amended on November 6, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-90759), as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 6, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrants’ Registration Statement on Form S-4/ A (Registration No. 333-41512), as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 9, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s current report on Form 8-K/ A on February 22, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-64916), as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 20, 2001 as the exhibit number indicated inbrackets and incorporated by reference herein.

(18)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.