Form 10-Q
period 2002-06-30
DOBSON COMMUNICATIONS CORP
filed 2002-08-14
CIK 1035985

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      As of August 2, 2002, there were 35,131,837 shares of registrant’s $.001 par value Class A Common Stock outstanding and 54,977,481 shares of the registrant’s $.001 par value Class B Common Stock outstanding.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

Item
Number		Page

PART I. FINANCIAL INFORMATION
1	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	2
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2002 and 2001	3
	Condensed Consolidated Statement of Stockholders’ Deficit for the Six Months Ended June 30, 2002	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements	6
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
3	Quantitative and Qualitative Disclosure about Market Risk	30
PART II. OTHER INFORMATION
1	Legal Proceedings	31
2	Changes in Securities and Use of Proceeds	31
3	Defaults Upon Senior Securities	31
4	Submission of Matters to a Vote of Security Holders	31
5	Other Information	31
6	Exhibits and Reports on Form 8-K	31

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$242,634,314	$161,568,162
Accounts receivable —
Customers, net	82,456,888	83,769,879
Affiliates	20,544,478	19,065,333
Inventory	20,704,043	22,538,344
Deposits	—	91,205,000
Prepaid expenses and other	8,743,584	7,929,074

Total current assets	375,083,307	386,075,792

PROPERTY, PLANT AND EQUIPMENT, net	302,204,219	296,195,780

OTHER ASSETS:
Receivables — affiliate	972,727	924,303
Restricted assets	14,175,435	—
Wireless license acquisition costs, net	1,178,529,135	1,232,032,556
Deferred financing costs, net	64,131,522	69,426,525
Other intangibles, net	24,989,897	32,036,838
Investment in joint venture	—	309,420,407
Deposits, net of current portion	18,009,800	18,009,800
Other non-current assets	9,599,901	9,853,003
Assets of discontinued operations	—	215,152,441

Total other assets	1,310,408,417	1,886,855,873

Total assets	$1,987,695,943	$2,569,127,445

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$64,213,961	$72,747,252
Accrued expenses	37,154,356	45,313,769
Deferred revenue and customer deposits	14,995,982	14,399,829
Current portion of long-term debt	39,071,968	44,508,645
Accrued dividends payable	32,581,388	25,657,635
Current portion of obligations under capital leases	1,885,668	1,532,486

Total current liabilities	189,903,323	204,159,616

OTHER LIABILITIES:
Long-term debt, net of current portion	1,241,443,860	1,576,372,307
Deferred tax liabilities	96,161,332	97,221,243
Minority interest	8,950,226	9,005,108
Other non-current liabilities	9,093,057	16,885,394
Liabilities of discontinued operations	—	30,568,672
Commitments (Note 7)
Senior exchangeable preferred stock, net	831,195,596	791,915,295
STOCKHOLDERS’ DEFICIT:
Class A Common Stock, $.001 par value, 175,000,000 share authorized and 39,700,968 and 39,682,561 issued at June 30, 2002 and December 31, 2001, respectively	39,701	39,683
Class B Common Stock, $.001 par value, 70,000,000 shares authorized and 54,977,481 and 54,995,888 shares issued June 30, 2002 and December 31, 2001, respectively	54,978	54,996
Class C Common Stock, $.001 par value, 4,226 shares authorized and zero shares issued at June 30, 2002 and December 31, 2001	—	—
Class D Common Stock, $.001 par value, 33,000 shares authorized and zero shares issued at June 30, 2002 and December 31, 2001	—	—
Paid-in capital	606,186,298	606,454,999
Retained deficit	(964,466,174)	(728,939,087)
Accumulated other comprehensive loss, net of income tax benefit of $3,024,936 and $10,767,246 at June 30, 2002 and December 31, 2001, respectively	(4,935,421)	(16,150,869)
Less 4,219,831 and 2,117,600 common shares held in treasury, at cost at June 30, 2002 and December 31, 2001, respectively	(25,930,833)	(18,459,912)

Total stockholders’ deficit	(389,051,451)	(157,000,190)

Total liabilities and stockholders’ deficit	$1,987,695,943	$2,569,127,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
OPERATING REVENUE:
Service revenue	$94,289,656	$82,222,092	$180,963,584	$156,707,467
Roaming revenue	60,874,709	64,641,484	112,754,710	115,478,067
Equipment and other revenue	4,716,304	6,414,172	9,287,651	12,253,034

Total operating revenue	159,880,669	153,277,748	303,005,945	284,438,568

OPERATING EXPENSES:
Cost of service	43,228,833	41,359,709	83,856,686	77,663,703
Cost of equipment	11,297,467	12,841,889	22,629,883	26,136,126
Marketing and selling	19,198,409	18,736,888	36,998,546	37,224,260
General and administrative	19,495,285	18,390,785	39,192,449	37,446,272
Depreciation and amortization	22,051,806	45,423,880	43,064,222	89,876,466

Total operating expenses	115,271,800	136,753,151	225,741,786	268,346,827

OPERATING INCOME	44,608,869	16,524,597	77,264,159	16,091,741

OTHER (EXPENSE) INCOME:
Interest expense	(30,231,423)	(37,730,932)	(60,897,509)	(76,128,579)
Other income, net	1,523,616	2,375,830	2,767,698	3,549,410

INCOME (LOSS) BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES, INCOME TAXES AND EXTRAORDINARY ITEMS	15,901,062	(18,830,505)	19,134,348	(56,487,428)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(1,586,725)	(1,553,937)	(3,097,177)	(2,748,423)
LOSS FROM INVESTMENT IN JOINT VENTURE	(177,158,196)	(16,246,377)	(184,380,882)	(35,339,044)

LOSS BEFORE INCOME TAXES	(162,843,859)	(36,630,819)	(168,343,711)	(94,574,895)
Income tax benefit	54,600,555	7,746,086	53,945,878	22,490,627

LOSS FROM CONTINUING OPERATIONS	(108,243,304)	(28,884,733)	(114,397,833)	(72,084,268)
DISCONTINUED OPERATIONS: (Note 3)
(Loss) income from discontinued operations, net of income tax benefit (expense) of $1,740,022 for the three months ended June 30, 2001, and $(3,138,737) and $2,117,814 for the six months ended June 30, 2002 and 2001, respectively	—	(2,838,984)	5,121,097	(3,455,381)
Loss from discontinued operations from investment in joint venture	—	(168,907)	(326,955)	(421,870)
Gain from sale of discontinued operations, net of income tax expense of $59,164,138 for 2002	—	—	88,314,922	—
Gain from sale of discontinued operations from investment in joint venture	—	—	6,736,056	—

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:	(108,243,304)	(31,892,624)	(14,552,713)	(75,961,519)
Cumulative effect of change in accounting principle, net of income tax benefit of $20,406,000 (Note 8)	—	—	(33,294,000)	—
Cumulative effect of change in accounting principle from investment in joint venture	—	—	(140,820,000)	—

NET LOSS	(108,243,304)	(31,892,624)	(188,666,713)	(75,961,519)
DIVIDENDS ON PREFERRED STOCK	(23,860,194)	(21,515,777)	(46,860,374)	(41,005,923)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(132,103,498)	$(53,408,401)	$(235,527,087)	$(116,967,442)

BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE:
Continuing operations	(1.19)	(0.31)	(1.25)	(0.77)
Discontinued operations	—	(0.03)	1.09	(0.04)
Change in accounting principle	—	—	(1.91)	—
Dividends on preferred stock	(0.26)	(0.23)	(0.51)	(0.43)

TOTAL BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(1.45)	$(0.57)	$(2.58)	$(1.24)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	90,806,645	94,234,678	91,222,067	94,151,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2002

		Stockholders’ Deficit

		Class A Common		Class B Common				Accumulated
		Stock		Stock				Other		Total
	Comprehensive					Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Loss	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock at Cost	Deficit

	(Unaudited)
DECEMBER 31, 2001	—	39,682,561	$39,683	54,995,888	$54,996	$606,454,999	$(728,939,087)	$(16,150,869)	$(18,459,912)	$(157,000,190)
Net loss	$(188,666,713)	—	—	—	—	—	(188,666,713)	—	—	(188,666,713)
Amounts related to hedged transactions reclassified into earnings, net of tax	11,179,534	—	—	—	—	—	—	11,179,534	—	11,179,534
Ineffective hedge transaction of unconsolidated subsidiary reclassified into earnings, net of tax	321,876	—	—	—	—	—	—	321,876	—	321,876
Change in fair value of hedge transactions, net of tax	(285,962)	—	—	—	—	—	—	(285,962)	—	(285,962)

Total comprehensive loss	$(177,451,265)

Conversion of common stock		18,407	18	(18,407)	(18)	—	—	—	—	—
Increase in subscription receivable		—	—	—	—	(268,701)	—	—	—	(268,701)
Preferred stock dividends		—	—	—	—	—	(46,860,374)	—	—	(46,860,374)
Purchase of treasury stock, at cost		—	—	—	—	—	—	—	(7,470,921)	(7,470,921)

JUNE 30, 2002		39,700,968	$39,701	54,977,481	$54,978	$606,186,298	$(964,466,174)	$(4,935,421)	$(25,930,833)	$(389,051,451)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2002	2001

	(Unaudited)
Cash Flows From Operating Activities:
Net loss from continuing operations	$(114,397,833)	$(72,084,268)
Adjustments to reconcile net loss to net cash used in operating activities —
Depreciation and amortization	43,064,222	89,876,466
Amortization of bond premium and financing costs	5,466,004	5,460,786
Deferred income taxes and investment tax credits, net	(42,820,609)	(22,657,444)
Cash used in operating activities of discontinued operations	(9,496,836)	—
Loss on disposition of assets, net	436,800	553,960
Minority interests in income of subsidiaries	3,097,177	2,748,423
Loss from investment in joint venture	184,380,882	35,339,044
Accrued dividend income	(2,261,747)	—
Changes in current assets and liabilities —
Accounts receivable	(166,154)	(10,182,809)
Inventory	1,834,301	2,153,854
Prepaid expenses and other	(877,068)	(12,764,831)
Accounts payable	(8,531,260)	(4,152,987)
Accrued expenses	(8,859,413)	(1,598,696)
Deferred revenue and customer deposits	596,153	1,132,328

Net cash provided by operating activities	51,464,619	13,823,826

Cash Flows From Investing Activities:
Capital expenditures	(42,769,075)	(54,847,593)
Purchase of wireless license and properties	—	(661,211)
Investment in joint venture	—	(51,413,783)
Refund (purchase) of deposits for FCC auction	91,205,000	(59,214,800)
Change in receivable-affiliates	115,576	2,711,662
Change in receivable from discontinued operations	—	2,699,010
Net proceeds from sale of discontinued operations	335,619,711	—
Other investing activities	(2,647,130)	5,467,875

Net cash provided by (used in) investing activities	381,524,082	(155,258,840)

Cash Flows From Financing Activities:
Proceeds from long-term debt	336,000,000	359,000,000
Repayments of long-term debt	(676,460,530)	(371,900,629)
Distributions to partners	(3,151,254)	(1,970,542)
Proceeds from issuance of common stock	—	640,487
Issuance of preferred stock	—	200,000,000
Purchase of treasury stock	(7,470,921)	—
Deferred financing costs	(77,065)	(401,207)
Maturities of restricted investments, net of interest	—	12,250,000
Other financing activities	(762,779)	(755,646)

Net cash (used in) provided by financing activities	(351,922,549)	196,862,463

Net Increase in Cash and Cash Equivalents	81,066,152	55,427,449
Cash and Cash Equivalents, beginning of period	161,568,162	145,395,410

Cash and Cash Equivalents, end of period	$242,634,314	$200,822,859

Supplemental Disclosures of Cash Flow Information:
Cash paid for —
Interest, net of amounts capitalized	$62,030,684	$83,155,315
Supplemental Disclosures of Noncash Investing and Financing Activities:
Stock dividend paid through the issuance of preferred stock	$46,860,374	$41,005,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      The condensed consolidated balance sheets of Dobson Communications Corporation (“DCC”) and subsidiaries (collectively with DCC, the “Company”) as of June 30, 2002, the condensed consolidated statement of operations for the three and six months ended June 30, 2002 and 2001, the condensed consolidated statement of stockholders’ deficit for the six months ended June 30, 2002 and the condensed consolidated statements of cash flows for the six months ended June 30, 2002 and 2001 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented, except for those related to the adoption of new accounting principles as described below.

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

2.     Investment in Unconsolidated Joint Venture

      The Company owns a 50% interest in a joint venture that owns American Cellular Corporation (“American Cellular”). This investment is accounted for on the equity method. At June 30, 2002, American Cellular was not in compliance with their total debt leverage ratio. Due to factors and circumstances impacting American Cellular, American Cellular concluded that it was necessary to re-evaluate their carrying value of their goodwill and indefinite life intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Based on this evaluation, American Cellular concluded that there was an impairment of their goodwill. As a result, at June 30, 2002, American Cellular recognized an impairment loss totaling $377.0 million. After recognizing its 50% interest of this impairment, the Company’s investment in the joint venture has been written down to $0. The Company does not guarantee any of American Cellular’s obligations. Until future cumulative earnings, if any, are earned at American Cellular to restore American Cellular’s equity, the Company will not record its pro rata share of American Cellular’s operations.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The following is a summary of the significant financial information for American Cellular as of June 30, 2002 and December 31, 2001, and for the three and six-month periods ended June 30, 2002 and June 30, 2001:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	($ in thousands)		($ in thousands)
Operating revenue	$115,810	$106,107	$215,693	$196,396
Operating income (loss)	30,301	(3,945)	49,126	(19,254)
Impairment of goodwill	(377,000)	—	(377,000)	—
Loss from continuing operations	(381,616)	(32,493)	(394,947)	(70,678)
(Loss) income from discontinued operations and sale of discontinued operations, net	—	(338)	12,818	(844)
Cumulative effect of change in accounting principle, net	—	—	(281,640)	—
Dividends	(1,148)	—	(2,262)	—
Net loss applicable to members	(382,764)	(32,831)	(666,031)	(71,522)

	June 30, 2002	December 31, 2001

	($ in thousands)
Current assets	$131,974	$131,186
Property, plant and equipment, net	205,663	203,168
Intangible assets	1,338,122	2,192,133
Other assets	8,787	32,689
Assets of discontinued operations	—	139,854
Current liabilities	1,700,709	139,543
Long-term debt, net of current	—	1,760,208
Preferred stock	39,400	37,139
Other liabilities	51,685	217,577
Member’s (deficit) equity	(107,248)	544,563

      During 2001, the Company invested an additional $51.4 million in American Cellular. This investment consisted of a $35.0 million purchase of American Cellular’s Class A Preferred Stock, and a $16.4 million cash contribution, which was equally matched with assets contributed by AT&T Wireless, the other 50% owner of American Cellular. Accrued dividends on the $35.0 million preferred stock were approximately $4.4 million at June 30, 2002.

      American Cellular’s credit facility includes a financial covenant requiring that American Cellular not exceed a total debt leverage ratio ranging from 9.25 to 1.00 in the first quarter to 7.75 to 1.00 in the fourth quarter 2002. As described above, American Cellular was not in compliance with this covenant at June 30, 2002. American Cellular is currently in discussions with the lenders regarding the credit facility. The lenders presently have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under its credit facility. Acceleration under the credit facility would allow the holders of American Cellular’s Senior Subordinated Notes to declare the principal and interest of the Senior Subordinated Notes immediately due and payable. American Cellular would then be required to either refinance the debt or repay the amounts due. If this were to occur, American Cellular would attempt to renegotiate the debt with the holders to provide, among other things, for an extended repayment term. There can be no assurance that American Cellular would be able to renegotiate the debt under these conditions or meet its obligation under the

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

accelerated repayment terms. Therefore, as of June 30, 2002, American Cellular has classified all of their long-term debt as current. There continues to be substantial doubt about American Cellular’s ability to continue as a going concern, as expressed in the independent auditors report on American Cellular’s 2001 financial statements.

3.     Discontinued Operations

      On February 8, 2002, the Company sold three wireless properties to Verizon Wireless for a total purchase price of $263.0 million. These properties include California 7 RSA, Ohio 2 RSA and Georgia 1 RSA. On February 28, 2002, the Company sold its 75% ownership interest in Arizona 5 RSA to Verizon Wireless for a total purchase price of $85.0 million. In addition, on February 8, 2002, two wholly-owned, indirect subsidiaries of the Company’s 50% owned subsidiary, American Cellular, sold Tennessee 4 RSA to Verizon Wireless for a total purchase price of $202.0 million. Proceeds from these transactions were primarily used to pay down bank debt. The Company’s financial statements have been restated to reflect these sales of properties to Verizon Wireless as discontinued operations in the condensed consolidated financial statements.

      Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaced Accounting Principles Board (“APB”) Opinion No. 30 for the disposal of segments of a business, the condensed consolidated financial statements have been restated for all periods presented to reflect the operations, assets and liabilities of the markets being sold as discontinued operations. The assets and liabilities of such operations have been classified as “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, on the December 31, 2001 condensed consolidated balance sheets and consist of the following:

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

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The net (loss) income from discontinued operations was classified on the condensed consolidated statement of operations as “(Loss) income from discontinued operations.” Summarized results of discontinued operations are as follows:

	2002	2001

	Period from	Three	Six
	January 1, 2002	Months Ended	Months Ended
	through disposition	June 30,	June 30,

	($ in thousands)	($ in thousands)
Operating revenues	$12,570	$18,042	$36,757
(Loss) income before income taxes	8,260	(4,579)	(5,573)
Income tax benefit (provision)	(3,139)	1,740	2,118
(Loss) income from discontinued operations	5,121	(2,839)	(3,455)

      The long-term debt of the Company is recorded at the consolidated level and is not reflected by each individual market. Thus, the Company has allocated a portion of interest expense to the discontinued operations to properly reflect the interest that was incurred to finance the operations for these four markets. The interest expense allocated to these operations was $1.7 million for the period from January 1, 2002 through disposition of the markets, $4.5 million for the three months ended June 30, 2001 and $9.2 million for the six months ended June 30, 2001.

      The Company completed the sale of Ohio 2 RSA, California 7 RSA and Georgia 1 RSA on February 8, 2002 and the sale of Arizona 5 RSA on February 28, 2002, and recorded income realized through those dates and the related gain on the sale totaling approximately $93.4 million, net of tax expense.

      The net loss from discontinued operations from investment in joint venture represents the discontinued operations from American Cellular, the Company’s 50% owned joint venture. The results are as follows:

	2002	2001

	Period from	Three	Six
	January 1, 2002	Months Ended	Months Ended
	through disposition	June 30,	June 30,

	($ in thousands)	($ in thousands)
Operating revenues	$2,319	$8,169	$15,281
Loss before income taxes	(1,090)	(27)	(326)
Income tax (provision) benefit	436	(311)	(518)
Loss from discontinued operations	(654)	(338)	(844)

      American Cellular also allocated a portion of interest expense to their discontinued operations to properly reflect the interest that was incurred by American Cellular to finance the operations of its Tennessee 4 RSA market. The interest expense allocated to this market was $1.0 million for the period from January 1, 2002 through disposition (February 8, 2002), $2.4 million for the three months ended June 31, 2001 and $4.7 million for the six months ended June 30, 2001.

      American Cellular completed the sale of Tennessee 4 RSA on February 8, 2002, and recorded losses incurred through February 8, 2002, and the related gain on the sale totaling approximately $12.8 million, net of tax expense.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

4.     Long-Term Debt

      The Company’s long-term debt consisted of the following:

	June 30, 2002	December 31, 2001

Credit facilities	$782,348,699	$1,122,449,254
Dobson/ Sygnet Senior Notes	200,000,000	200,000,000
DCC 10.875% Senior Notes, net of discount	298,147,129	298,051,723
DCC 11.75% Senior Notes	20,000	340,000
Other notes payable	—	39,975

Total debt	1,280,515,828	1,620,880,952
Less — Current maturities	39,071,968	44,508,645

Total long-term debt	$1,241,443,860	$1,576,372,307

     Interest Rate Hedges

      The Company pays interest on its bank credit facilities based on a variable factor, such as LIBOR or prime rate, plus a factor. The Company will from time-to-time enter into derivative contracts to reduce exposure against changes in interest rates.

      The Company has entered into a $135.0 million derivative contract and a $190.0 million derivative contract on the credit facility of its wholly-owned subsidiary, Dobson Operating Co., L.L.C. (“DOC LLC”), whereby the interest rates are fixed at 6.9% and 6.5%, respectively, plus a factor based on DOC LLC’s leverage. The derivative contracts expire in April 2003. Additionally, the Company previously entered into a $300.0 million derivative contract on the DOC LLC credit facility whereby the interest rate had a cap of 8.5% plus a factor based on DOC LLC’s leverage, this derivative contract expired on March 13, 2002. DOC LLC also had an interest rate cap agreement on $160.0 million of its DOC LLC credit facility that expired on June 14, 2001.

      On January 1, 2001, the Company implemented SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity”. With this implementation, the Company began recording a liability and a transition adjustment, net of income tax benefit, to other comprehensive loss during 2001. The Company’s accumulated other comprehensive loss, net of income tax benefit, was $9.1 million as of December 31, 2001 and decreased to $4.9 million at June 30, 2002. These contracts will be reclassified and expensed during 2002 and 2003. In addition, the accumulated other comprehensive loss, net of income tax benefit, recorded for the Company’s interest in its unconsolidated subsidiary, American Cellular, was $7.1 million as of December 31, 2001 and decreased to $0 at June 30, 2002, as a result of the expiration of their interest rate swap agreement.

      The Company’s principal stockholder, Dobson CC Limited Partnership, or DCCLP, and certain of its affiliates, are parties to credit agreements with Bank of America, N.A. These credit agreements have aggregate principal amounts outstanding of approximately $280 million as of June 30, 2002. To secure their obligations under these credit agreements, DCCLP and these affiliates individually pledged certain assets, which include beneficial ownership of securities representing controlling interests in DCCLP and the Company. These loans will mature on March 31, 2003, unless extended.

      If any of the loans are not paid at maturity or if an event of default occurs under any of the loan agreements, and the lender elects to foreclose on the collateral, the Company could experience a change of control under the indenture governing its outstanding senior notes, its certificates of designation governing two series of its outstanding senior preferred stock, and its bank credit facility, and under the indenture governing

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

the outstanding senior preferred stock, and its bank credit facility, and under the indenture governing the outstanding senior notes of its subsidiary, Dobson/ Sygnet Communications Company (“Dobson/ Sygnet”).

      Upon a change of control, the Company and Dobson/ Sygnet would each be required to offer to purchase its outstanding senior notes at 101% of the principal amount plus accrued and unpaid interest. The Company would also be required to offer to repurchase all of its outstanding senior preferred stock at 101% of the aggregate liquidation preference. There can be no assurance that the Company would have the funds necessary to complete these repurchases. If the Company and Dobson/ Sygnet failed to complete the purchases of the tendered senior notes, the senior noteholders or their trustees would be entitled to accelerate the maturity of the senior notes. If the Company failed to complete the purchases of its outstanding senior preferred stock, the holders of the Company’s two series of senior preferred stock would be entitled to elect two additional directors to its board of directors. The Company’s credit facility and the credit facility of Dobson/ Sygnet’s subsidiary, Sygnet Wireless, prohibit the Company and Dobson/ Sygnet from making the required offers to purchase. A change of control would also constitute an event of default under its bank credit facility entitling the lender to accelerate the maturity of that debt. A default under its bank credit facility constitutes a default under the Sygnet Wireless credit facility.

      If the Company experiences a change of control and AT&T Wireless substantially maintains its present percentage ownership in the voting and economic interests of American Cellular, AT&T Wireless and its affiliates will have the right to initiate a buy/sell procedure. Pursuant to this procedure, AT&T Wireless may offer to purchase the Company’s interest in ACC Acquisition LLC, the parent of American Cellular, or sell its interest in ACC Acquisition to the Company. AT&T Wireless may establish the price or require that the Company establish the price. If the offer is made, the Company must either agree to sell its interest in ACC Acquisition to AT&T Wireless or buy AT&T Wireless’s interest in ACC Acquisition. Upon consummation of the buy/sell procedure, the Company’s management agreement with American Cellular, and the preferential roaming agreements between American Cellular and the Company, and between American Cellular and AT&T Wireless, will immediately terminate. In addition, the Company will lose its right to appoint one of its two representatives to the management committee and its power to approve all significant matters relating to the operation of American Cellular.

5.     Deposits

      On January 26, 2001, the FCC concluded an auction of 10 MHz and 15 MHz PCS licenses in the C and F Blocks in a number of markets. Through one of its wholly-owned subsidiaries, the Company was the winning bidder for 14 of the auctioned licenses representing an estimated total population of 19.8 million. The FCC is currently considering that subsidiary’s post-auction application for grant of those licenses, as well as legal challenges to this application. If the Company’s subsidiary is granted all 14 licenses, the total cost will be $546.1 million. However, in June 2001, the United States Court of Appeals for the District of Columbia Circuit ruled that the FCC did not have the authority to auction certain of those licenses previously licensed to NextWave Personal Communications, Inc., including 11 of the 14 licenses for which the Company’s subsidiary was the successful bidder. These 11 licenses represent $536.5 million of the total amount that the Company’s subsidiary bid. The Court’s decision was appealed to the United States Supreme Court, which on March 4, 2002, granted certiorari and agreed to hear the appeal. The Supreme Court has scheduled oral argument for October 8, 2002

      If the decision of the Court of Appeals in the NextWave litigation becomes final or is upheld on appeal or a settlement is not reached, it is unlikely that the Company’s subsidiary will be granted the eleven licenses for spectrum previously licensed to NextWave. It is likely, however, that the Company’s subsidiary would then receive a full refund of the balance of the deposit attributable to the 11 licenses at that time. In addition, if the Company’s subsidiary does not acquire those licenses, the Company does not anticipate that it would execute

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

its current plan to build a jointly-owned PCS network with AT&T Wireless. Consequently, the Company may be forced to reevaluate the PCS component of its previously announced strategy. However, if the Company’s subsidiary is granted the licenses, the Company is uncertain as to how it would finance the purchase, since there is no commitment for financing currently in place. Sources of additional financing for these licenses may include commercial bank borrowings and the sale of equity or debt securities. The Company has no assurance that any such financing will be available on acceptable terms or at all. In addition, the Company cannot predict the effect on its competitive position due to any change to its business plan.

      Included on the Company’s balance sheet are deposits totaling $18.0 million at June 30, 2002 and $109.2 million at December 31, 2001, related to these 14 licenses. In light of the substantial delays associated with the pending NextWave litigation, the Company’s subsidiary (along with other winning bidders) requested that the FCC refund that portion of the Company’s deposit attributable to the eleven licenses. In March 2002, the FCC announced that subject to the terms of its Order, the FCC would make a refund of 85% of the portion of the deposits attributable to those licenses involved in the pending NextWave litigation. The Company’s license application would remain pending during the pendency of the NextWave litigation. Pursuant to this Order, the Company received a refund of approximately $91.2 million of its $109.2 million deposit in April 2002. Verizon Wireless has filed an appeal with the U.S. Court of Appeals for the D.C. Circuit challenging the FCC’s decision to not refund the entirety of its down payment. Furthermore, bills have been introduced in Congress that would compel the FCC to return remaining deposits and allow winning bidders to elect to exit the auction without any further obligations. It is unclear at this time whether Verizon’s appeal, even if successful, would result in similar relief for the Company, or if the proposed legislation will be enacted into law.

6.     Stockholders’ Deficit

      On September 14, 2001, the Company’s Board of Directors authorized the expenditure of up to $80.0 million over the next twelve months for the possible repurchase of shares of the Company’s outstanding Class A common stock. As of June 30, 2002, the Company had purchased 4,219,831 shares for $25,930,833, all of which was held as treasury stock.

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

      The Company recorded preferred stock dividends of $46.9 million for the six months ended June 30, 2002 consisting primarily of $40.9 million of dividends on its 12.25% and 13% Senior Exchangeable Preferred Stock through the issuance of additional shares of such Preferred Stock and $6.0 million of accrued dividends on its Series AA Preferred Stock.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      As of June 30, 2002, the Company’s authorized and issued capital stock was as follows:

								Other
								Features,
		No. of	No. of			Liquidation		Rights,
		Shares	Shares	Par Value		Preference	Redemption	Preferences
Class	Type	Authorized	Issued	Per Share	Dividends	Per Share	Date	and Powers

Class A	Common Stock	175,000,000	39,700,968	$.001	As declared	—	—	Voting
Class B	Common Stock	70,000,000	54,977,481	$.001	As declared	—	—	Voting
Class C	Common Stock	4,226	—	$.001	As declared	—	—	Non-voting
Class D	Common Stock	33,000	—	$.001	As declared	—	—	Non-voting

		245,037,226	94,678,449

Series AA	Preferred Stock	200,000	200,000	$1.00	5.96% Cumulative	$1,000	Feb. 8, 2011	Non-voting
Senior Exchangeable	Preferred Stock	734,000	390,531	$1.00	12.25% Cumulative	$1,000	Jan. 15, 2008	Non-voting
Senior Exchangeable	Preferred Stock	500,000	250,582	$1.00	13% Cumulative	$1,000	May 1, 2009	Non-voting
Class E	Preferred Stock	40,000	—	$1.00	15% Cumulative	$1,131.92	Dec. 23, 2010	Non-voting
Other	Preferred Stock	4,526,000	—	$1.00	—	—	—	—

		6,000,000	841,113

7.     Commitments

      On November 16, 2001, the Company entered into an equipment supply agreement in which the Company agreed to purchase approximately $100.5 million of cell site and switching equipment between November 16, 2001 and December 31, 2004, to update the wireless systems for the newly acquired and existing MSAs and RSAs. Of the commitment, approximately $66.8 million remained at June 30, 2002.

      The Company entered into another equipment supply agreement with a second vendor on January 13, 1998 (as amended through April 13, 2000). The Company agreed to purchase approximately $131.0 million of cell site and switching equipment between January 13, 1998 and December 31, 2002, to update the wireless systems for the newly acquired and existing MSAs and RSAs. Of this commitment, approximately $9.1 million remained at June 30, 2002.

      The Company expects to fulfill its purchase commitments under both of these agreements prior to their completion dates.

8.     Changes in Accounting Policies and Procedures

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to cease the amortization of existing goodwill and intangible assets with indefinite lives effective January 1, 2002. As required under the new standards, the Company treats its wireless license acquisition costs as indefinite life intangible assets. As a result, effective January 1, 2002, the Company ceased the amortization of wireless license acquisition costs. Instead, the Company is testing its indefinite life intangible assets for impairment at least annually and will only adjust the carrying amount of these intangible assets upon an impairment of the indefinite life intangible assets. During the three and six months ended June 30, 2001, the Company recorded approximately $16.1 million and $32.0 million of amortization expense, net of income tax benefit, related to its wireless license acquisition costs, respectively. Without this amortization, the Company’s net loss applicable to common shareholders would have been $37.3 million and $85.0 million for the three and six months ended June 30, 2001, respectively. In addition, during 2001, the Company’s 50% owned unconsolidated subsidiary, American Cellular, recorded approximately $14.5 million

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

and $29.0 million of amortization expense related to its goodwill and approximately $8.8 million and $17.0 million of amortization expense, net of income tax benefit, related to its wireless license acquisition costs, for the three and six months ended June 30, 2001, respectively. Without this amortization, American Cellular’s net loss applicable to common stockholders would have been $9.5 million and $25.5 million for the three and six months ended June 30, 2001, respectively.

      Through December 31, 2001, the Company’s accounting policy was to evaluate the carrying value of its intangible assets based on its undiscounted cash flows. However, as a result of implementing SFAS No. 142, the Company is now required to evaluate the carrying value of its indefinite life intangible assets using their fair values. Upon implementation of SFAS No. 142 on January 1, 2002, the Company recorded a charge, net of income tax benefit, of approximately $33.3 million to reflect the write-down of its wireless license acquisition costs to their fair value and a charge of approximately $140.8 million to reflect its equity in the write-down of the wireless license acquisition costs of its 50% owned subsidiary, American Cellular to their fair values. In addition, at June 30, 2002, American Cellular was not in compliance with their total debt leverage ratio. Due to factors and circumstances impacting American Cellular, American Cellular concluded that it was necessary to re-evaluated the carrying value of their goodwill and their indefinite life intangible assets in accordance with SFAS No. 142. Based on this evaluation, American Cellular concluded that there was an impairment of their goodwill. Therefore, American Cellular recorded an additional impairment loss totaling $377.0 million, at June 30, 2002, as discussed in Note 2.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it maintains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business,” for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. During the fourth quarter 2001, the Company and its 50% owned subsidiary, American Cellular, entered into definitive agreements to sell certain markets to Verizon Wireless. With these agreements, the Company decided to adopt this standard during the fourth quarter 2001, effective January 1, 2001, to properly reflect the operations, assets and liabilities of these markets as discontinued operations, see Note 3 above.

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

Overview

      We are one of the largest providers of rural and suburban wireless communications systems in the United States. We began providing wireless telephone services in 1990 in Oklahoma and the Texas Panhandle. We have rapidly expanded our wireless operations with an acquisition strategy targeting underdeveloped rural and suburban areas, which have a significant number of potential customers with substantial needs for wireless communications. At June 30, 2002, our wireless systems covered a population of approximately 6.4 million and we had approximately 734,600 subscribers, with an aggregate market penetration of approximately 11.6%. We serve markets in portions of Alaska, Arizona, California, Kansas, Maryland, Michigan, Missouri, New York, Ohio, Oklahoma, Pennsylvania, Texas and West Virginia.

      On February 25, 2000, we and AT&T Wireless Services, Inc., through our equally-owned joint venture, acquired American Cellular for approximately $2.5 billion, including fees and expenses. As of June 30, 2002, American Cellular’s systems covered a total population of approximately 5.0 million and had approximately 657,900 subscribers, giving American Cellular an aggregate market penetration of approximately 13.2%. We manage American Cellular, whose markets have demographic characteristics similar to ours, in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin.

      We account for our interest in the American Cellular joint venture using the equity method of accounting. As a result, we have reflected our 50% share of the joint venture’s equity in a single line item entitled “Investment in joint venture” in our balance sheet and we have reflected our 50% share of the joint venture’s net income or losses in a single line item entitled “Loss from investment in joint venture” in our statement of operations. At June 30, 2002, American Cellular was not in compliance with its total debt leverage ratio. Due to factors and circumstances impacting American Cellular, American Cellular concluded that it was necessary to re-evaluate their carrying value of their goodwill and indefinite life intangible assets in accordance with SFAS No. 142. Based on this evaluation, American Cellular concluded that there was an impairment of their goodwill. As a result, American Cellular recognized an impairment loss totaling $377.0 million, at June 30, 2002. After recognizing our 50% ownership of this impairment, our investment in the joint venture has been written down to $0. We do not guarantee any of American Cellular’s obligations. Until future cumulative earnings, if any, are earned at American Cellular to restore American Cellular’s equity, we will not record our pro rata share of American Cellular’s operations.

      On January 26, 2001, the Federal Communications Commission concluded an auction of 10MHz and 15 MHz PCS licenses in the C and F blocks in a number of markets. Through one of our wholly-owned subsidiaries we were the winning bidder for 14 of the auctioned licenses representing an estimated total population of 19.8 million. The FCC is currently considering our post-auction application for a grant of those licenses, as well as legal challenges to this application. If our subsidiary is granted all 14 licenses, our total cost will be $546.1 million. However, in June 2001, the United States Court of Appeals for the District of Columbia Circuit ruled that the FCC did not have the authority to auction certain of those licenses, including 11 of the 14 licenses, which constitutes $536.5 million of total amount that we bid. The Circuit Court decision was appealed to the United States Supreme Court, which on March 4, 2002, granted certiorari and agreed to hear the appeal. The Supreme Court has scheduled oral argument for October 8, 2002. If the decision of the Court of Appeals is upheld on appeal, it is unlikely that we will be granted any of those 11 licenses. We received a refund of approximately $91.2 million of our $109.2 million deposit on April 4, 2002. Verizon Wireless has filed an appeal with the U.S. Court of Appeals for the D.C. Circuit challenging the FCC’s decision to not refund the entirety of its down payment. Furthermore, bills have been introduced in Congress that would compel the FCC to return remaining deposits and allow winning bidders to elect to exit the auction without any further obligations. It is unclear at this time whether Verizon’s appeal, even if successful, would result in similar relief for the Company, or if the proposed legislation will be enacted into law.

Discontinued Operations

      On February 8, 2002, we sold three of our wireless properties to Verizon Wireless for a total purchase price of $263.0 million. These properties include California 7 RSA, Ohio 2 RSA and Georgia 1 RSA, which covered a total population of approximately 659,000. On February 28, 2002, we also sold our 75% ownership interest in Arizona 5 RSA to Verizon Wireless for a total purchase price of $85.0 million. Arizona 5 RSA covered a total population of approximately 199,200. In addition, on February 8, 2002, two wholly-owned, indirect subsidiaries of our 50% owned joint venture, American Cellular, sold Tennessee 4 RSA to Verizon Wireless for a total purchase price of $202.0 million, which covered a total population of approximately 290,800. As a result of these sales, the results of operations, assets and liabilities of these markets during the periods presented are included as discontinued operations in our condensed consolidated financial statements. We used the proceeds from the sale of these properties primarily to pay down bank debt under the respective credit facilities.

Revenue

      Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

      We derive service revenue by providing wireless services to our subscribers. The industry has experienced declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. The yield on our service revenue (service revenue divided by subscriber minutes of use) was $0.22 and $0.26 per minute for the three months ended June 30, 2002 and 2001, respectively, and $0.23 and $0.28 per minute for the six months ended June 30, 2002 and 2001, respectively. These declines have been generally offset by significant increases in average minutes-of-use per subscriber. The average minute-of-use per subscriber increased 22.8% for both the three and six months ended June 30, 2002, compared to the same periods in 2001, respectively. We believe that the industry trend toward increasing minutes of use per subscriber will continue to offset declining revenues per minute of use due to the continued popularity of single rate calling plans and the enhanced service capacity of recently developed digital networks.

      We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming revenue accounted for 38.1% and 42.2% of our operating revenue for the three months ended June 30, 2002 and 2001, respectively, and 37.2% and 40.6% for the six months ended June 30, 2002 and 2001, respectively. Roaming revenue typically yields higher average per minute rates and higher margins than revenues from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to network operations, billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, even though roaming revenue yields have offered higher margins than revenue from our subscribers, the yields are declining and are becoming more comparable to yields from our subscribers due to increased market pressures and competition between wireless providers. Our roaming yield (roaming service revenues, which includes airtime, toll charges and surcharges, divided by roaming minutes of use) was $0.24 and $0.34 per minute for the three months ended June 30, 2002 and 2001, respectively, and $0.25 and $0.35 per minute for the six months ended June 30, 2002 and 2001, respectively. We believe that the trend of increasing roaming minutes will continue to offset declining roaming yields. Roaming minutes increased 33.6% and 36.3% for the three and six months ended June 30, 2002, compared to the same periods in 2001, respectively. Roaming yields are decreasing as a result of new contracts and scheduled rate reductions in existing contracts. We believe these roaming contracts are beneficial because they secure existing traffic and provide opportunity for a continuing increase in the volume of traffic. Roaming revenue tends to be impacted by seasonality. We typically have higher roaming revenue during the second and third quarters of each year, as users tend to travel more and, therefore, use their wireless phones more during the spring and summer months.

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

      Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell wireless products and services, and certain costs related to customer retention. We pay commissions to sales personnel and independent sales agents for new business generated.

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

      Our general and administrative expenses and certain other operating expenses include all infrastructure costs, including costs for customer support, billing, collections and corporate administration. We provide management and certain other services to all of our subsidiaries, including our 50% owned subsidiary, American Cellular, under the terms of a management agreement. As a result, we share our corporate and shared call center costs with our subsidiaries allocated primarily on the estimated subscribers and populations in our respective licensed areas. If there were a change in the method used to allocate shared costs among our subsidiaries and us, the change could have a significant impact on our results of operations.

      We depreciate our property, plant and equipment and amortize our customer lists and certain other intangible assets over their useful lives. These useful lives are based on our estimates of the period that the assets will generate revenue. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. With the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires companies to cease the amortization of existing goodwill and intangible assets with indefinite lives, we treat our wireless license acquisition costs as indefinite life intangible assets. As a result, effective January 1, 2002, we ceased the amortization of wireless license acquisition costs. Instead, we are testing these licenses for impairment at least annually. This change in policy has had and may continue to have a significant impact to our results of operations and financial position. For the three and six months ended June 30, 2001, the aggregate amount of amortization expense, net of income tax benefit, attributable to our wireless license acquisition costs was approximately $16.1 million and $32.0 million. Without this amortization, our net loss applicable to common shareholders would have been $37.3 million and $85.0 million for the three and six months ended June 30, 2001, respectively. In addition, for the three and six months ended June 30, 2001, our 50% owned unconsolidated subsidiary, American Cellular, recorded approximately $14.5 million and $29.0 million of amortization expense and approximately related to their goodwill and approximately $8.8 million and $17.0 million of amortization expense, net of income tax benefit, related to their wireless license acquisition costs, respectively. Without this amortization, their net loss applicable to common stockholders would have been $9.5 million and $25.5 million for the three and six months ended June 30, 2001, respectively.

      Through December 31, 2001, our accounting policy was to evaluate the carrying value of our intangible assets based on our undiscounted cash flows. However, as a result of implementing SFAS No. 142, we are now required to evaluate the carrying value of our indefinite life intangible assets using their fair values. Upon implementation of this new pronouncement, we recorded a charge, net of income tax benefit, of approximately $33.3 million to reflect the write-down of our wireless license acquisition costs to their fair value and a charge of approximately $140.8 million to reflect our 50% share in the write-down of the wireless license acquisition costs of our 50% owned subsidiary, American Cellular, to their fair value. In addition, at June 30, 2002, American Cellular was not in compliance with their total debt leverage ratio. Due to factors and circumstances impacting American Cellular, American Cellular concluded that it was necessary to re-evaluated the carrying value of their goodwill and their indefinite life intangible assets in accordance with SFAS No. 142. Based on this evaluation, American Cellular concluded that there was an impairment of their goodwill. Therefore, American Cellular recorded an additional impairment loss totaling $377.0 million, at June 30, 2002.

Results of Operations

      The financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statement numbers.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

      Operating revenue. For the three months ended June 30, 2002, our total operating revenue increased $6.6 million, or 4.3%, to $159.9 million from $153.3 million for the comparable period in 2001. Our total service revenue, roaming revenue and equipment and other revenue represented 59.0%, 38.1% and 2.9%, respectively, of total operating revenue during the three months ended June 30, 2002 and 53.6%, 42.2% and 4.2%, respectively, of total operating revenue during the three months ended June 30, 2001.

      The following table sets forth the components of our revenue for the periods indicated:

	Three Months Ended
	June 30,

	2002	2001

	($ in thousands)
Operating revenue:
Service revenue	$94,290	$82,222
Roaming revenue	60,875	64,642
Equipment and other revenue	4,716	6,414

Total	$159,881	$153,278

      For the three months ended June 30, 2002, our service revenue increased $12.1 million, or 14.7%, to $94.3 million from $82.2 million for the three months ended June 30, 2001. This increase was primarily attributable to our increased subscriber base. Our subscriber base increased 13.3% to 734,600 at June 30, 2002 from 648,200 at June 30, 2001. Our average monthly service revenue per subscriber has increased 2.3% to $45 from $44 for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. Our average monthly service revenue per subscriber continues to be positively impacted by changes in the mix of digital and analog subscribers in our subscriber base. On June 30, 2002, 83.0% of our subscriber base was on digital rate plans compared to 61.6% at June 30, 2001. Our digital rate plans typically produce higher service revenue per subscriber and allow subscribers to use more minutes in a larger home area than our analog rate plans.

      For the three months ended June 30, 2002, our roaming revenue decreased $3.7 million, or 5.8%, to $60.9 million from $64.6 million for the three months ended June 30, 2001. This decrease was attributable to a 29.4% decline in our roaming revenue per minute-of-use, partially offset by a 33.6% increase in roaming minutes.

      For the three months ended June 30, 2002, our equipment and other revenue decreased $1.7 million, or 26.5%, to $4.7 million from $6.4 million for the three months ended June 30, 2001. This decrease resulted from increased phone discounts due to competitive market pressures and a slow-down in the migration of existing analog subscribers to digital service. We migrated 6,000 subscribers from analog to digital during the three months ended June 30, 2002, compared to 28,500 for the same period in 2001.

      Cost of service. For the three months ended June 30, 2002, our total cost of service increased $1.8 million, or 4.5%, to $43.2 million from $41.4 million for the comparable period in 2001. As described with our service revenue above, on average, our digital subscribers use more minutes than our analog subscribers. This increased usage also increases the minutes used by our subscribers outside of our markets, thus increasing the expenses we are charged by third-party wireless providers. Our cost of service increased approximately $1.6 million due to increased charges by third party wireless providers. The remaining increase of $0.2 million was primarily the result of increased networking costs associated with increases in our network capacity necessary to handle minute-of-use growth. Minutes-of-use on our network increased approximately 43.1% for the three months ended June 30, 2002 compared to the same period in 2001.

      Cost of equipment. For the three months ended June 30, 2002, our cost of equipment decreased $1.5 million, or 12.0%, to $11.3 million during 2002 from $12.8 million in 2001. This decrease primarily resulted from a slow-down in the migration of existing subscribers from analog to digital service.

      Marketing and selling costs. For the three months ended June 30, 2002, our marketing and selling costs increased $0.5 million, or 2.5%, to $19.2 million from $18.7 million for the three months ended June 30, 2001, due to a slight increase in gross subscriber additions. Gross subscriber additions were 64,100 during the three months ended June 30, 2002 compared to 63,300 gross subscriber additions during the three months ended June 30, 2001.

      General and administrative costs. For the three months ended June 30, 2002, our general and administrative costs increased $1.1 million, or 6.0%, to $19.5 million from $18.4 million for the three months ended June 30, 2001. This increase was primarily the result of increased infrastructure costs, including customer service, billing, collections and administrative costs as a result of the overall growth of our business. Our average monthly general and administrative costs per average subscriber decreased 10% to $9 for 2002 compared to $10 for 2001. This decrease in general and administrative costs per subscriber was primarily from continued efficiencies gained from further integration of acquired companies and increased economies of scale.

      Depreciation and amortization expense. For the three months ended June 30, 2002, our depreciation and amortization expense decreased $23.3 million, or 51.5%, to $22.1 million from $45.4 million for 2001. The decrease is a result of implementing SFAS No. 142, “Goodwill and Other Intangible Assets”, which required companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under this new rule we treat our wireless license acquisition costs as indefinite life intangible assets. For the three months ended June 30, 2001, the aggregate amount of amortization expense attributable to our wireless license acquisition costs was approximately $25.9 million.

      Interest expense. For the three months ended June 30, 2002, our interest expense decreased $7.5 million, or 19.9%, to $30.2 million from $37.7 million for the three months ended June 30, 2001. The decrease resulted primarily from the reduction of our outstanding balance on our credit facility and decreased interest rates.

      Other income net. For the three months ended June 30, 2002, our other income, primarily consisting of interest income, decreased $0.9 million, or 35.9%, to $1.5 million from $2.4 million for the three months ended June 30, 2001.

      Minority interests in income of subsidiaries. For the three months ended June 30, 2002 and 2001, our minority interests in income of subsidiaries remained constant at $1.6 million.

      Loss from investment in joint venture. For the three months ended June 30, 2002, our loss from investment in joint venture increased $161.0 million, to $177.2 million, from $16.2 million for the three months ended June 30, 2001. This increase is primarily from an impairment of goodwill recognized by our 50% owned joint venture, American Cellular.

      Discontinued operations. For the three months ended June 30, 2001, we had a loss of $3.0 million from discontinued operations. This represents the operations from the markets sold to Verizon Wireless during February 2002.

      Net loss. For the three months ended June 30, 2002, our net loss was $108.2 million. Our net loss increased $76.3 million, or 239.4%, from $31.9 million for the three months ended June 30, 2001. The increase in our net loss was primarily attributable to our loss from investment in joint venture, offset by our decrease in amortization expense.

      Dividends on preferred stock. For the three months ended June 30, 2002, our dividends on preferred stock increased $2.4 million, or 10.9%, to $23.9 million from $21.5 million for the three months ended June 30, 2001. This increase was the result of additional dividends cumulating on our 12.25% and 13% Senior Exchangeable Preferred Stock.

     Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

      Operating revenue. For the six months ended June 30, 2002, our total operating revenue increased $18.6 million, or 6.5%, to $303.0 million from $284.4 million for the comparable period in 2001. Our total service revenue, roaming revenue and equipment and other revenue represented 59.7%, 37.2% and 3.1%, respectively, of total operating revenue during the six months ended June 30, 2002 and 55.1%, 40.6% and 4.3%, respectively, of total operating revenue during the six months ended June 30, 2001.

      The following table sets forth the components of our revenue for the periods indicated:

	Six Months Ended
	June 30,

	2001	2000

	($ in thousands)
Operating revenue:
Service revenue	$180,963	$156,707
Roaming revenue	112,755	115,478
Equipment and other revenue	9,288	12,253

Total	$303,006	$284,438

      For the six months ended June 30, 2002, our service revenue increased $24.3 million, or 15.5%, to $181.0 million from $156.7 million for the six months ended June 30, 2001. This increase was primarily attributable to our increased subscriber base. Our subscriber base increased 13.3% to 734,600 at June 30, 2002 from 648,200 at June 30, 2001. Even though we have experienced increased competition and market pressure, our average monthly service revenue per subscriber remained constant at $43 for the six months ended June 30, 2002 and, 2001, because our average monthly service revenue per subscriber continues to be positively impacted by changes in the mix of digital and analog subscribers in our subscriber base. On June 30, 2002, 83.0% of our subscriber base was on digital rate plans compared to 61.6% at June 30, 2001. Our digital rate plans typically produce higher service revenue per subscriber and allow subscribers to use more minutes in a larger home area than our analog rate plans.

      For the six months ended June 30, 2002, our roaming revenue decreased $2.7 million, or 2.4%, to $112.8 million from $115.5 million for the six months ended June 30, 2001. This decrease was attributable to a 28.6% decline in our roaming revenue per minute-of-use, partially offset by a 36.3% increase in roaming minutes in our markets.

      For the six months ended June 30, 2002, our equipment and other revenue decreased $3.0 million, or 24.2%, to $9.3 million from $12.3 million for the six months ended June 30, 2001 due to increased phone discounts due to competitive market pressures and a slow-down in the migration of existing analog subscribers to digital service. We migrated 27,800 subscribers from analog to digital during the six months ended June 30, 2002 compared to 52,800 for the same period in 2001.

      Cost of service. For the six months ended June 30, 2002, our total cost of service increased $6.2 million, or 8.0%, to $83.9 million from $77.7 million for the comparable period in 2001. As described with our service revenue above, on average, our digital subscribers use more minutes than our analog subscribers. This increased usage also increases the minutes used by our subscribers outside of our markets, thus increasing the expenses we are charged by third-party wireless providers. Our cost of service increased approximately $0.5 million due to increased charges by third party wireless providers. The remaining increase of $5.7 million was primarily the result of increased networking costs associated with increases in our network capacity necessary to handle minute-of-use growth. Minute-of-use on our network increased approximately 44.7% for the six months ended June 30, 2002 compared to the same period in 2001.

      Cost of equipment. For the six months ended June 30, 2002, our cost of equipment decreased $3.5 million, or 13.4%, to $22.6 million during 2002 from $26.1 million in 2001. This decrease primarily resulted from a slow-down in the migration of existing subscribers from analog to digital service.

      Marketing and selling costs. For the six months ended June 30, 2002, our marketing and selling costs decreased slightly $0.2 million, or 0.6%, to $37.0 million from $37.2 million for the six months ended June 30, 2001. Gross subscriber additions were fairly constant at 127,300 during the six months ended June 30, 2002 compared to 126,700 gross subscriber additions during the six months ended June 30, 2001.

      General and administrative costs. For the six months ended June 30, 2002, our general and administrative costs increased $1.8 million, or 4.7%, to $39.2 million from $37.4 million for the six months ended June 30, 2001. This increase was primarily the result of increased infrastructure costs, including customer service, billing, collections and administrative costs as a result of the overall growth of our business. Our average monthly general and administrative costs per average subscriber decreased 10.0% to $9 for 2002 compared to $10 for 2001. This decrease in general and administrative costs per subscriber was primarily from continued efficiencies gained from further integration of acquired companies and increased economies of scale.

      Depreciation and amortization expense. For the six months ended June 30, 2002, our depreciation and amortization expense decreased $46.8 million, or 52.1%, to $43.1 million from $89.9 million for 2001. The decrease is a result of implementing SFAS No. 142, “Goodwill and Other Intangible Assets”, which required companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under this new rule we treat our wireless license acquisition costs as indefinite life intangible assets. For the six months ended June 30, 2001, the aggregate amount of amortization expense attributable to our wireless license acquisition costs was approximately $51.5 million.

      Interest expense. For the six months ended June 30, 2002, our interest expense decreased $15.2 million, or 20.0%, to $60.9 million from $76.1 million for the six months ended June 30, 2001. The decrease resulted primarily from the reduction of our outstanding balance on our credit facility and decreased interest rates.

      Other income, net. For the six months ended June 30, 2002, our other income, primarily consisting of interest income, decreased $0.7 million, or 22.0%, to $2.8 million $3.5 million for the six months ended June 30, 2001.

      Minority interests in income of subsidiaries. For the six months ended June 30, 2002, our minority interests in income of subsidiaries increased $0.4 million, or 12.7%, to $3.1 million from $2.7 million in 2001. This increase was attributable to the increased income earned from our subsidiaries in established markets in which we do not own a 100% interest.

      Loss from investment in joint venture. For the six months ended June 30, 2002, our loss from investment in joint venture increased $149.1 million, to $184.4 million, from $35.3 million for the six months ended June 30, 2001. This increase is primarily from an impairment of goodwill recognized by our 50% owned joint venture, American Cellular.

      Discontinued operations. For the six months ended June 30, 2002, we had income from discontinued operations (including the gain on sale) of $99.8 million, compared to a loss of $3.9 million for the six months ended June 30, 2001. This represents the gain from the sale of the markets sold to Verizon Wireless during February 2002.

      Cumulative effect of change in accounting principle. For the six months ended June 30, 2002, we recognized a total impairment on our wireless license acquisition costs of approximately $174.1 million, net of tax benefit, as a result of implementing SFAS No. 142, “Goodwill and Other Intangible Assets”. Of this total, $33.3 million reflects our impairment and $140.8 million reflects the impairment from our 50% interest in American Cellular.

      Net loss. For the six months ended June 30, 2002, our net loss was $188.7 million. Our net loss increased $112.7 million, or 148.4%, from $76.0 million for the six months ended June 30, 2001. The increase in our net loss was primarily attributable to our cumulative effect of change in accounting principle and our loss from investment in joint venture, offset by the gain from the sale of discontinued operations.

      Dividends on preferred stock. For the six months ended June 30, 2002, our dividends on preferred stock increased $5.9 million, or 14.3%, to $46.9 million from $41.0 million for the six months ended June 30, 2001. This increase was primarily the result of dividends related to our issuance of 200,000 shares of our Series AA Preferred Stock on February 8, 2001, and the additional dividends cumulating on our 12.25% and 13% Senior exchangeable Preferred Stock.

Liquidity and Capital Resources

      We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, bank debt and the sale of debt and equity securities.

     Net Cash Flow

      At June 30, 2002, we had working capital of $185.2 million, a ratio of current assets to current liabilities of 2:1 and an unrestricted cash balance of $242.6 million, which compares to working capital of $181.9 million, a ratio of current assets to current liabilities of 1.9:1 and an unrestricted cash balance of $161.6 million at December 31, 2001.

      Our net cash provided by operating activities totaled $51.5 million for the six months ended June 30, 2002 compared to $13.8 million for the six months ended June 30, 2001. The increase was primarily due to increases in operating income.

      Our net cash provided by investing activities totaled $381.5 million for the six months ended June 30, 2002, compared to net cash used in investing activities of $155.3 million for the six months ended June 30, 2001. The increase was primarily due to the net proceeds from sale of certain markets to Verizon Wireless for a total of approximately $349.7 million, less approximately $14.1 million reserved in escrow.

      Net cash used in financing activities was $351.9 million for the six months ended June 30, 2002 compared to net cash provided by financing activities of $196.9 million for the six months ended June 30, 2001. Financing activity sources for the six months ended June 30, 2002 consisted primarily of proceeds from long-term debt of $336.0 million, which was offset by repayments of long-term debt totaling $676.5 million and purchase of treasury stock of $7.5 million. For the six months ended June 30, 2001, net cash provided by financing was considerably higher compared to 2002, due to issuance of preferred stock of $200.0 million and payments of long-term debt of only $371.9 million compared to $676.5 million in 2002.

     Capital Resources

     Dobson Operating Co., L.L.C. Credit Facility

      On January 14, 2000, our wholly-owned subsidiary, Dobson Operating Co. LLC (“DOC LLC”) obtained an $800.0 million credit facility and increased it by $125.0 million to $925.0 million on May 1, 2000. This credit facility is guaranteed by certain of our subsidiaries and by us. The original proceeds from the $800.0 million credit facility were used primarily to:

•	consolidate the indebtedness of two of our subsidiaries under a $160.0 million credit facility and a $250.0 million senior secured credit facility;

•	repurchase $159.7 million outstanding principal amount of our 11.75% senior notes due 2007; and

•	pay the cash portion of the costs of certain of our pending acquisitions.

      The increase of $125.0 million was used to fund the acquisition of Texas 9 RSA on May 1, 2000.

      At June 30, 2002, this credit facility included a $300.0 million revolving credit facility and $304.3 million remaining of term loan facilities consisting of a Term A Facility of $149.6 million, a Term B Facility of $83.5 million and an additional Term B Facility of $71.2 million. These loans begin to mature in 2007. As of June 30, 2002, we had $486.3 million outstanding under this credit facility and we had $118.0 million of availability.

      Advances bear interest, at our option, on a prime rate or LIBOR formula. The weighted average interest rate was 4.6% for the six months ended June 30, 2002. Our obligations under the credit facility are secured by:

•	a pledge of our ownership interest in DOC LLC;

•	stock and partnership interests of certain of DOC LLC’s subsidiaries; and

•	liens on substantially all of the assets of DOC LLC and its restricted subsidiaries, including FCC licenses, but only to the extent such licenses can be pledged under applicable law.

      We are required to amortize the Term A Facility with quarterly principal payments of $5.0 million, which began on June 30, 2001, increasing over the term of the loan to quarterly principal payments of $25.0 million. We are required to amortize the Term B Facility with quarterly principal payments of $375,000 from March 31, 2000 through December 31, 2006 and with quarterly principal payments of $34.9 million during 2007. The company began amortizing the additional $125.0 million portion of the Term B Facility with quarterly principal payments of $312,500 on June 30, 2000, and will continue through March 31, 2007. These quarterly principal payments on the addition Term B Facility will increase to $29.1 million from June 30, 2007 through March 31, 2008. Under certain circumstances, we are required to make prepayments of proceeds received from significant asset sales, new borrowings and sales of equity and a portion of excess cash flow. When we completed the sale of four licenses to Verizon Wireless for a total purchase price of $348.0 million during February 2002, we permanently prepaid approximately $248.4 million towards this credit facility. In addition, we have the right to prepay the credit facility in whole or in part at any time. As of June 30, 2002, we had $486.3 million outstanding under the credit facility.

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

      At June 30, 2002, we were in compliance with all required financial ratios and expect to continue to be in compliance throughout 2002.

     Dobson/ Sygnet Senior Notes

      Our subsidiary, Dobson/ Sygnet, has outstanding $200.0 million aggregate principal amount of senior notes that mature in 2008. The Dobson/ Sygnet notes bear interest at an annual rate of 12.25%, payable semi-annually on each June 15 and December 15. The Dobson/ Sygnet note indenture contains restrictive covenants that, among other things, limit the ability of Dobson/ Sygnet and its subsidiaries to incur additional indebtedness, create liens, pay dividends or make distributions in respect of their capital stock, make investments or certain other restricted payments, sell assets, redeem capital stock, issue or sell stock of restricted subsidiaries, enter into transactions with stockholders or affiliates or effect a consolidation or merger.

     Sygnet Wireless Credit Facility

      Our indirect wholly-owned subsidiary, Sygnet Wireless, is a party to a secured credit agreement for an aggregate of $325.9 million, consisting of a $37.4 million revolving credit facility and $288.5 million of term loan facilities. Interest on the revolving credit facility and the term loan facilities is based on a prime rate or a LIBOR formula, and has ranged between 4.4% and 10.5% since inception. As of June 30, 2002, we had $296.0 million outstanding under the Sygnet credit facility and we had $29.9 million of availability under the Sygnet credit facility.

      The obligations under the Sygnet credit facility are secured by a pledge of the capital stock of Dobson/ Sygnet’s operating subsidiary as well as a lien on substantially all of the assets of Dobson/ Sygnet and the assets of its operating subsidiary. The Sygnet credit facilities require that Dobson/ Sygnet and we maintain certain financial ratios. The failure to maintain these ratios would constitute an event of default, notwithstanding Dobson/ Sygnet’s ability to meet its debt service obligations. The Sygnet credit facilities amortize quarterly. The $37.4 million revolving credit facility terminates on September 23, 2006. The $288.5 million term loans terminate on December 23, 2007. The weighted average interest rate on the Dobson/ Sygnet credit facilities was 5.0% for the six months ended June 30, 2002.

     American Cellular Credit Facility and Senior Subordinated Notes

      The American Cellular joint venture has a bank credit facility of $1.34 billion with Bank of America N.A., as Administrative Agent and a group of participating lenders. American Cellular has required, and will likely continue to require, substantial capital to further develop, expand and upgrade its wireless systems. The American Cellular joint venture has budgeted approximately $55.0 million for American Cellular capital expenditures in 2002, of which, approximately $5.0 million to $10.0 million will be used to begin their GSM/ GPRS overlay. At June 30, 2002, American Cellular had $4.7 million of unrestricted cash and $74.5 million in restricted cash, of which $66.3 million of the restricted cash was in escrow to pay interest. American Cellular anticipates that their cash flow from operations, along with this cash, will be sufficient to meet their short-term cash needs.

      At December 31, 2000, American Cellular was not in compliance with its interest coverage ratio covenant. American Cellular received a waiver from the lenders for this covenant violation. American Cellular’s credit facility was amended effective March 14, 2001, when American Cellular permanently repaid $200.0 million of the term loan. American Cellular used proceeds from the issuance of $450.0 million Senior Subordinated Notes due 2009 (described below), to reduce the credit facility to $1.55 billion. American Cellular’s credit facility was further amended effective June 4, 2001, when American Cellular permanently repaid $201.3 million of the term notes under the credit facility with proceeds from the issuance of $250.0 million Senior Subordinated Notes due 2009 (described below) and the credit facility was reduced to $1.34 billion. On September 27, 2001, American Cellular and their lenders agreed to a third amendment to the credit facility, which modified certain financial covenants (described below). In addition to their financial covenants, American Cellular is required to make prepayments of proceeds received from significant asset sales, new borrowings and a portion of excess cash flow. When American Cellular completed the sale of Tennessee 4 RSA to Verizon Wireless for a total purchase price of $202.0 million during February 2002, it permanently reduced its credit facility by approximately $190.0 million. The maximum availability of American Cellular’s credit facility is limited by restrictions, such as certain financial ratios. As of June 30, 2002, American Cellular had outstanding borrowings under its credit facility of $915.6 million, with no additional amounts available for future borrowings.

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

      Interest on the revolving credit facility and the term loan facilities is variable and is based on a prime rate or a LIBOR formula. The weighted average interest rate for the six months ended June 30, 2002 was 4.8% and interest rates have ranged between 4.4% and 10.1% since the credit facility’s inception in February 2000.

      American Cellular’s credit facility includes a financial covenant requiring them to not exceed a total debt leverage ratio ranging from 9.25 to 1.00 in the first quarter to 7.75 to 1.00 in the fourth quarter 2002. At June 30, 2002, American Cellular was not in compliance with this covenant. American Cellular is currently in discussions with the lenders regarding the credit facility. The lenders presently have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility. Acceleration under the credit facility would allow the holders of American Cellular’s Senior Subordinated Notes to declare the principal and interest of the Senior Subordinated Notes immediately due and payable. American Cellular would then be required to either refinance the debt or repay the amounts due. If this were to occur, American Cellular would attempt to renegotiate the debt with the holders to provide, among other things, for an extended repayment term. American Cellular can provide no assurance that it will be able to renegotiate the debt under these conditions or meet its obligation under the accelerated repayment terms. Therefore, as of

June 30, 2002, American Cellular classified all of their long-term debt as current. There continues to be substantial doubt about American Cellular’s ability to continue as a going concern, as expressed in the independent auditors report on American Cellular’s 2001 financial statements.

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

      On February 8, 2001, we issued 200,000 shares of our Series AA Preferred Stock to AT&T Wireless for aggregate cash proceeds of $200.0 million. Each share of Series AA Preferred Stock is entitled to cumulative annual dividends of 5.96% on the liquidation preference of $1,000 per share, subject to certain adjustments. Dividends accrue but are not payable until after February 2006. Each share of Series AA Preferred Stock is mandatorily exchangeable for one share of our Series A Convertible Preferred Stock, par value $1.00 per share. Each share of our Series A Convertible Preferred Stock will be convertible into our Class A Common Stock at a conversion price of $25.35 per share. At June 30, 2002, we had 200,000 shares of Series AA Preferred Stock issued and outstanding.

      As of June 30, 2002, we had issued and outstanding 390,531 shares of 12.25% senior preferred stock and 250,582 shares of our 13% senior preferred stock with aggregate liquidation values of $400.8 million and $256.1 million, respectively, including accrued stock dividends. Each certificate of designation for our senior preferred stock contains restrictive covenants, which may limit our ability to incur indebtedness in the future.

      Our principal stockholder, Dobson CC Limited Partnership, or DCCLP, and certain of its affiliates, are parties to credit agreements with Bank of America, N.A. These credit agreements have aggregate principal amounts outstanding of approximately $280 million as of June 30, 2002. To secure their obligations under these credit agreements, DCCLP and these affiliates individually pledged certain assets, which include beneficial ownership of securities representing controlling interests in DCCLP and in us. These loans will mature on March 31, 2003, unless extended.

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

      If we experience a change of control and AT&T Wireless substantially maintains its present percentage ownership in the voting and economic interests of American Cellular, AT&T Wireless and its affiliates will have the right to initiate a buy/ sell procedure. Pursuant to this procedure, AT&T Wireless may offer to purchase our interest in ACC Acquisition L.L.C., the parent of American Cellular, or sell its interest in ACC Acquisition to us. AT&T Wireless may establish the price or require that we establish the price. If the offer is made, we must either agree to sell our interest in ACC Acquisition to AT&T Wireless or buy AT&T Wireless’s interest in ACC Acquisition. Upon consummation of a buy/ sell procedure, our management agreement with American Cellular, and the preferential roaming agreements between American Cellular and us, and between American Cellular and AT&T Wireless, will immediately terminate. In addition, we will lose our right to appoint one of our two representatives to the management committee and our power to approve all significant matters relating to the operation of American Cellular.

Capital Commitments

      We had capital expenditures of $42.8 million for the six months ended June 30, 2002. We have budgeted approximately $85.0 million for capital expenditures in 2002, of which, approximately $5.0 million to $10.0 million will be used to begin our GSM/ GPRS overlay. In addition, on September 14, 2001, our Board of Directors authorized the expenditure of up to $80.0 million over the next twelve months for the possible repurchase of shares of our outstanding Class A Common Stock. Through June 30, 2002 we had purchased an aggregate of 4.2 million shares for a total cost of $25.9 million. We may require additional financing for future acquisitions, to refinance our debt at its final maturities and to meet the mandatory redemption provisions on our senior preferred stock. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions.

      On November 16, 2001, we agreed to purchase approximately $100.5 million of cell site and switching equipment from Nortel Networks Corp. prior to December 2004. Approximately $66.8 million of the commitment remained outstanding at June 30, 2002. Under another equipment supply agreement, we agreed to purchase approximately $131.0 million of cell site and switching equipment from Lucent Technologies Inc. by December 31, 2002. Approximately $9.1 million of the commitment remained outstanding at June 30, 2002. We will finance our purchases made under these commitments using cash flows from operations or funds available under our credit facilities. We expect to substantially fulfill our purchase commitments under both of these agreements prior to their scheduled completion dates.

      On January 26, 2001, the FCC completed an auction of PCS licenses. Most of the spectrum being auctioned had been reclaimed by the FCC from NextWave, which is currently engaged in bankruptcy reorganization proceedings under Chapter 11 of the United States Bankruptcy Code, and from other licensees that had not paid amounts due to the FCC for their licenses. Through one of our subsidiaries, we were the winning bidder for 14 PCS licenses, covering an estimated aggregate population of 19.8 million in seven states, for which we bid a total of $546.1 million. As part of the bidding procedures, we made a down payment in cash totaling $109.2 million to the FCC for these licenses, of which $91.2 million was refunded to us during April 2002. Verizon Wireless has filed an appeal with the U.S. Court of Appeals for the D.C. Circuit challenging the FCC’s decision to not refund the entirety of its down payment. Furthermore, bills have been introduced in Congress that would compel the FCC to return remaining deposits and allow winning bidders to elect to exit the auction without any further obligations. It is unclear at this time whether Verizon’s appeal, even if successful, would result in similar relief for the Company, or if the proposed legislation will be enacted into law.

      Eleven of the 14 licenses that we won in the FCC auction, which constitute $536.5 million of the total amount we bid, involve spectrum that was previously licensed to NextWave. After NextWave defaulted on its purchase price to the FCC for these licenses, the FCC canceled the licenses. NextWave challenged the FCC’s authority to revoke or cancel its licenses while it was operating as a debtor-in-possession under the protection of the Bankruptcy Code. On June 22, 2001, the United States Court of Appeals for the District of Columbia Circuit ruled that the FCC violated the Bankruptcy Code when it canceled NextWave’s licenses. The appellate court reversed and remanded the FCC’s automatic cancellation for further proceeding. On August 31, 2001, the FCC reinstated NextWave’s licenses, but the FCC and other interested parties have filed a petition for a writ of certiorari with the United States Supreme Court. On March 4, 2002, the Supreme Court granted the petition for a writ of certiorari. The Supreme Court has scheduled oral argument for October 8, 2002. As a result, the FCC’s right to re-auction the NextWave licenses and, thus, our ability to acquire the licenses for which we were the winning bidder in the FCC auction, has been placed in doubt.

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

      Although we cannot provide any assurance, assuming successful implementation of our strategy, including the further development of our wireless systems and significant and sustained growth in our cash flows, we believe that borrowings under our DOC LLC and Sygnet credit facilities, the remaining proceeds from the sale of $200.0 million of AA preferred stock on February 8, 2001 to AT&T Wireless, the sale of four licenses to Verizon Wireless in February 2002, cash flows from operations and cash on hand will be sufficient to satisfy our currently expected capital expenditures, working capital and debt service obligations over the next year. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments. We currently expect that we may need to refinance our indebtedness at their respective maturities commencing in 2006. We may also need to refinance our mandatory redemption obligations under our senior preferred stock. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all.

Effect of New Accounting Standards

      In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to cease amortization of existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under the new standards, we treat our wireless license acquisition costs as indefinite life intangible assets. As a result, effective January 1, 2002, we are no longer amortizing wireless license acquisition costs. Instead, we are testing for impairment of goodwill or indefinite life intangible assets at least annually and will only adjust the carrying amount of these intangible assets upon an impairment of the goodwill or indefinite life intangible assets. During the three and six months ended June 30, 2001, we recorded approximately $16.1 million and $32.0 million of amortization expense, net of income tax benefit, related to our wireless license acquisition costs, respectively. Without this amortization, our net loss applicable to common shareholders would have been $37.3 million and $85.0 million for the three and six months ended June 30, 2001, respectively. In addition, our 50% owned unconsolidated subsidiary, American Cellular, recorded approximately $14.5 million and $29.0 million of amortization expense related to their goodwill and approximately $8.8 million and $17.0 million of amortization expense, net of income tax benefit, related to their wireless license acquisition costs, for the three and six months ended June 30, 2001, respectively. Without this amortization, American Cellular’s net loss applicable to common stockholders would have been $9.5 million and $25.5 million for the three and six months ended June 30, 2001, respectively, without this amortization expense.

      Through December 31, 2001, our accounting policy was to evaluate the carrying value of our intangible assets based on our undiscounted cash flows. However, as a result of implementing SFAS No. 142, we are now required to evaluate the carrying value of our indefinite life intangible assets using their fair values. Upon implementation of SFAS No. 142 on January 1, 2002, we recorded a charge, net of income tax benefit, of approximately $33.3 million to reflect the write-down of our wireless license acquisition costs to their fair value and a charge of approximately $140.8 million to reflect our equity in the write-down of the wireless license acquisition costs of our 50% owned subsidiary American Cellular, to their fair value. In addition, at June 30, 2002, when American Cellular was not in compliance with their total debt leverage ratio, they re-evaluated the carrying value of their goodwill and their indefinite life intangible assets in accordance with SFAS No. 142. Based on this evaluation, American Cellular concluded that there was an impairment of their goodwill. Therefore, American Cellular recorded an additional impairment loss totaling $377.0 million, as of June 30, 2002.

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

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it maintains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business,” for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. During the fourth quarter 2001, we entered into definitive agreements to sell five markets, one of which is owned by our 50% owned, indirect subsidiary, American Cellular. With these agreements, we elected to early adopt this standard during the fourth quarter of 2001, effective January 1, 2001, to properly reflect the operations, assets and liabilities of these markets as discontinued operations in our condensed consolidated financial statements.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002, and upon adoption, we must reclassify extraordinary losses on extinguishment of debt as interest expense in the prior periods that have had extraordinary losses on debt extinguishments.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material effect on our financial condition or operations.

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

      Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. The counterparty is a major financial institution. As of June 30, 2002, we had interest rate hedges under various derivative contracts totaling $325.0 million on our $486.3 million DOC LLC credit facility. The terms of these agreements begin expiring from March 2002 through April 2003. For the three months ended June 30, 2002 and 2001, the interest expense related to the hedge was approximately $3.9 million and $1.4 million, respectively, due to the decline in current market interest rates. For the six months ended June 30, 2002 and 2001, the interest expense related to the hedge was approximately $7.8 million and $2.1 million, respectively, due to the decline in current market interest rates.

      At June 30, 2002, we had long-term debt outstanding of $1.3 billion, of which, $457.3 million bears interest at floating rates. These rates averaged 4.9% for the six months ended June 30, 2002. One percentage point of an interest rate adjustment would change our interest expense on an annual basis by approximately $4.6 million.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

      Not applicable

Item 2.     Changes in securities and Use of Proceeds

      Not applicable

Item 3.     Defaults Upon Senior Securities

      Not applicable

Item 4.     Submission of matters to a Vote of Security Holders

      Our 2002 Annual Meeting of Stockholders was held on June 4, 2002. At the meeting, the following items were submitted to a vote of stockholders.

(a) The following nominees were elected to serve on the Board of Directors:

Name of Nominee	Votes Cast for	Votes Withheld

Justin L. Jaschke	539,246,871	2,336,118
Albert H. Pharis, Jr.	540,938,989	644,000

The following will continue to serve on the Board of Directors:

Everett R. Dobson, Chairman
Russell L. Dobson
Stephen T. Dobson
Fred J. Hall

(b) The implementation of the 2002 Employee Stock Purchase Plan for 2002 was ratified with 531,593,115 votes for, 1,084,541 votes against, and 23,800 abstentions.

(c) The implementation of the 2002 Stock Incentive Plan, or 2002 Plan for 2002 was ratified with 530,230,859 votes for, 2,443,084 votes against, and 27,513 abstentions

Item 5.     Other Information

      Not applicable

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

      The following exhibits are filed as a part of this report:

Exhibit		Method of
Numbers	Description	Filing

2.1	Agreement and Plan of Merger dated October 5, 1999 among ACC Acquisition LLC, ACC Acquisition Co. and American Cellular Corporation.	(8)[2.11]
2.2	Agreement and Plan of Recapitalization among Dobson Communications Corporation, Dobson Operating Company, Dobson CC Limited Partnership, Russell L. Dobson, J.W. Childs Equity Partners II, L.P., AT&T Wireless, Inc. and the other stockholders of Dobson Communications Corporation’s Class A Common Stock and Class D Preferred Stock.	(8)[2.15]
3.1	Registrant’s Amended and Restated Certificate of Incorporation.	(8)[3.1]
3.2	Registrant’s Amended and Restated By-laws.	(13)[3(ii)]

Exhibit		Method of
Numbers	Description	Filing

4.1	Amended, Restated, and Consolidated Revolving Credit and Term Loan Agreement dated as of January 18, 2000 among Dobson Operating Co., L.L.C., Banc of America Securities, LLC, Bank of America, N.A., Lehman Commercial Paper Inc. and TD Securities (USA) Inc., and First Union National Bank and PNC Bank, National Association, and the Lenders.	(8)[4.6]
4.1.1	Amendment, Waiver and Consent to the Dobson Operating Co., L.L.C., Credit Agreement dated as of June 19, 2000 among Dobson Operating Co., L.L.C., as Borrower, Bank of America, N.A., as Administrative Agent, Required Lenders and Guarantors	(9)[10.2]
4.1.2	Amendment and Consent dated November 24, 2000 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(14)[4.3.2]
4.1.3	Amendment and Consent dated May 4, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(18)[4.1.3]
4.1.4	Amendment dated August 1, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(18)[4.1.4]
4.1.5	Amendment dated January 23, 2002 to the Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(18)[4.1.5]
4.2	Indenture dated December 23, 1998 between Dobson/ Sygnet Communications Company, as Issuer, and United States Trust Company of New York, as Trustee.	(2)[4.1]
4.3	Collateral Pledge and Security Agreement dated December 23, 1998 between Dobson/ Sygnet Communications Company, as Pledgor, and NationsBanc Montgomery Securities LLC, Lehman Brothers Inc., First Union Capital Markets, a division of Wheat First Securities, Inc. and TD Securities (USA) Inc., as Initial Purchasers, and United States Trust Company of New York, as Trustee.	(3)[4.18]
4.4	Form of Common Stock Certificate.	(8)[4.16]
4.5	Indenture dated June 22, 2000 by the Registrant and United States Trust Company of New York, as Trustee	(9)[4]
4.6	Senior Debt Indenture dated as of July 18, 2001, between the Registrant and The Bank of New York, as Trustee	(15)[4.2]
4.7.1	Subordinated Debt Indenture dated as of July 18, 2001 between the Registrant and The Bank of New York, as Trustee	(15)[4.3]
4.7.2	Certificate of Trust for Dobson Financing Trust	(15)[4.4]
4.8	Declaration of Trust for Dobson Financing Trust	(15)[4.5]
4.9	Indenture dated as February 28, 1997 between the Registrant and United States Trust Company of New York, as Trustee	(5)[4.6]
4.10	Credit agreement among the Agents and Lenders named therein and Sygnet Wireless Inc. (f/k/a Dobson/ Sygnet Operating Company) dated December 22, 1998	(3)[4.4]
4.11	Form of Certificate of Designation of the Powers, Preferences and Relative, Optional and Other Special Rights of the Registrant’s Series AA Preferred Stock	(13)[4.1]
4.12	Form of Certificate of Designation of the Powers, Preferences and Relative, optional and Other Special Rights of the Registrant’s Series A Convertible Preferred Stock	(13)[4.2]
10.1	Registrant’s 2002 Employee Stock Purchase Plan	(20)[10.1]
10.1.1*	Registrant’s 1996 Stock Option Plan, as amended.	(3)[10.1.1]
10.1.2*	Form of 2000-1 Amendment to the DCC 1996 Stock Option Plan.	(8)[10.1.3]
10.1.3*	Form of Dobson Communications Corporation 2000 Stock Option Plan.	(8)[10.1.4]
10.2	Registrant’s 2002 Stock Incentive Plan	(20)[10.2]

Exhibit		Method of
Numbers	Description	Filing

10.3.1*	Letter dated June 3, 1996 from Registrant to Bruce R. Knooihuizen describing employment arrangement.	(5)[10.3.2]
10.3.2*	Letter dated October 15, 1996 from Fleet Equity Partners to Justin L. Jaschke regarding director compensation.	(5)[10.3.3]
10.3.3*	Letter dated October 28, 1997 from Registrant to R. Thomas Morgan describing employment arrangement.	(1)[10.3.5]
10.3.4*	Letter dated August 25, 1998 from Registrant to Richard D. Sewell, Jr. describing employment arrangement.	(3)[10.3.6]
10.3.5*	Consulting Agreement dated December 21, 1998 between Registrant and Albert H. Pharis, Jr.	(3)[10.3.7]
10.3.6*	Consulting Agreement dated August 15, 1998 between the Registrant and Russell L. Dobson and Addendum thereto dated October 1, 1998.	(8)[10.3.8]
10.4	General Purchase Agreement dated January 13, 1998 between Lucent Technologies, Inc. and Dobson Cellular Systems, Inc., as amended	(1)[10.4.7]
10.4.1	Amendment No. 1 to General Purchase Agreement between Dobson Cellular Systems and Lucent Technologies, Inc.	(10)[10.4.3]
10.5	Operating Agreement dated January 16, 1998, as amended, between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc.	(8)[10.4.4]
10.5.1	Second Addendum to Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and Dobson Cellular Systems, Inc. and its Affiliates dated May 8, 2002	(19)[10.5.1]
10.6†	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated as of November 16, 2001.	(18)[10.6]
10.7	Second Amended and Restated Partnership Agreement of Gila River Cellular General Partnership dated September 30, 1997	(7)[10.8]
10.8	Stockholder and Investor Rights Agreement dated January 31, 2000 among the Registrant and the Shareholders listed therein (without exhibits).	(8)[10.7.2.3]
10.8.1	Amendment No. 1 to Stockholder and Investor rights Agreement among AT&T Wireless Services, Inc., the Registrant, and certain other parties	(13)[10.4]
10.9†	License Agreement dated October 8, 2001 between Dobson Communications Corporations and H.O. Systems, Inc.	(18)[10.9]
10.10*	Form of Dobson Communications Corporation Director Indemnification Agreement.	(8)[10.9]
10.11	Agreement and Plan of Reorganization and Corporation Separation between Dobson Communications Corporation and Logix Communications Enterprises dated January 24, 2000	(8)[10.10]
10.12	Agreement by and among Dobson Communications Corporation and Dobson’s shareholders regarding the distribution of Logix Communications Enterprises, Inc. stock.	(8)[10.11]
10.13	Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC between AT&T Wireless JV Co. and Dobson JV Company dated as of February 25, 2000.	(11)[10.1]
10.14	Amended and Restated Supplemental Agreement among AT&T Wireless, Dobson Communications Corporation, Dobson CC Limited Partnership, and other signatories thereto, dated February 25, 2000.	(11)[10.1.1]
10.15	Amended and Restated Management Agreement between Dobson Cellular Systems, Inc. and ACC Acquisition LLC dated as of February 25, 2000.	(11)[10.2]

Exhibit		Method of
Numbers	Description	Filing

10.16	Amended and Restated Operating Agreement dated February 25, 2000 by and between AT&T Wireless Services, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(11)[10.3]
10.16.1	Addendum to Amended and Restated Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and ACC Acquisition LLC and its Affiliates dated May 8, 2002	(19)[10.16.1]
10.17	Amended and Restated Operating Agreement dated February 25, 2000 by and between Dobson Cellular Systems, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(11)[10.4]
10.18.1	Stock Purchase Agreement Between AT&T Wireless Services, Inc. and Dobson Communications Corporation dated as of November 6, 2000.	(12)[10.14]
10.18.2	Amendment No. 1 to Stock Purchase Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(13)[10.1]
10.19	Exchange Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(13)[10.2]
10.20	PCS Transfer Rights Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(13)[10.3]
10.21	Asset Purchase Agreement dated October 29, 2001 by and between Dobson Cellular Systems, Inc., and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(16)[10.22]
10.22	Asset Purchase Agreement dated December 6, 2001 by and between Dobson Cellular System, Inc, and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(17)[10.1]
10.23†	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002 between Cingular Wireless, LLC, and its affiliates, and Dobson Cellular Systems, Inc., and its affiliates.	(18)[10.23]

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-71633), as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Intentionally omitted.

(5)	Filed as an exhibit to the Registrant’s Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 15, 1997 and amended on November 6, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-90759), as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 6, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrants’ Registration Statement on Form S-4/A (Registration No. 333-41512), as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 9, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s current report on Form 8-K/A on February 22, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-64916), as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 20, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(19)	Filed as an exhibit to the Registrant’s current report on Form 8-K on May 16, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(20)	Filed as an exhibit to the Registrant’s current report on Form 8-K on June 14, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

      (b) Reports on Form 8-K

      The Registrant filed a Current Report on Form 8-K on May 16, 2002, which reported the Registrant’s subsidiary, Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc. amended the Operating Agreement between them originally dated April 16, 1998, as amended, to extend the term of the operating agreement until June 20, 2007 and to establish rates for the remaining term of their operating agreement. In addition, the Registrant’s 50% owned joint venture, ACC Acquisition, LLC, and AT&T Wireless Services, Inc. amended the amended and restated operating agreement between them originally dated February 25, 2000 to establish rates for the amended and restated operating agreement through June 30, 2007, under “Item 5. Other Events”.

      The Registrant filed a Current Report on Form 8-K on June 14, 2002, which reported the Registrant’s shareholders approved the Dobson Communications Corporation 2002 Employee Stock purchase Plan and the Dobson Communications Corporations 2002 Stock Incentive Plan, under “Item 5. Other Events”.

      The Registrant filed a Current Report on Form 8-K on June 27, 2002, which reported the Registrant change in certifying accountants from Arthur Andersen LLP (“Andersen”) to KPMG LLP (“KPMG”), under “Item 4. Changes in Registrant’s Certifying Accountant”.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOBSON COMMUNICATIONS CORPORATION

Date: August 13, 2002	/s/ EVERETT R. DOBSON

Everett R. Dobson
Chairman of the Board and Chief Executive Officer
Date: August 13, 2002	/s/ BRUCE R. KNOOIHUIZEN

Bruce R. Knooihuizen
Vice President and Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit		Method of
Numbers	Description	Filing

2.1	Agreement and Plan of Merger dated October 5, 1999 among ACC Acquisition LLC, ACC Acquisition Co. and American Cellular Corporation.	(8)[2.11]
2.2	Agreement and Plan of Recapitalization among Dobson Communications Corporation, Dobson Operating Company, Dobson CC Limited Partnership, Russell L. Dobson, J.W. Childs Equity Partners II, L.P., AT&T Wireless, Inc. and the other stockholders of Dobson Communications Corporation’s Class A Common Stock and Class D Preferred Stock.	(8)[2.15]
3.1	Registrant’s Amended and Restated Certificate of Incorporation.	(8)[3.1]
3.2	Registrant’s Amended and Restated By-laws.	(13)[3(ii)]
4.1	Amended, Restated, and Consolidated Revolving Credit and Term Loan Agreement dated as of January 18, 2000 among Dobson Operating Co., L.L.C., Banc of America Securities, LLC, Bank of America, N.A., Lehman Commercial Paper Inc. and TD Securities (USA) Inc., and First Union National Bank and PNC Bank, National Association, and the Lenders.	(8)[4.6]
4.1.1	Amendment, Waiver and Consent to the Dobson Operating Co., L.L.C., Credit Agreement dated as of June 19, 2000 among Dobson Operating Co., L.L.C., as Borrower, Bank of America, N.A., as Administrative Agent, Required Lenders and Guarantors	(9)[10.2]
4.1.2	Amendment and Consent dated November 24, 2000 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(14)[4.3.2]
4.1.3	Amendment and Consent dated May 4, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(18)[4.1.3]
4.1.4	Amendment dated August 1, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(18)[4.1.4]
4.1.5	Amendment dated January 23, 2002 to the Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(18)[4.1.5]
4.2	Indenture dated December 23, 1998 between Dobson/ Sygnet Communications Company, as Issuer, and United States Trust Company of New York, as Trustee.	(2)[4.1]
4.3	Collateral Pledge and Security Agreement dated December 23, 1998 between Dobson/ Sygnet Communications Company, as Pledgor, and NationsBanc Montgomery Securities LLC, Lehman Brothers Inc., First Union Capital Markets, a division of Wheat First Securities, Inc. and TD Securities (USA) Inc., as Initial Purchasers, and United States Trust Company of New York, as Trustee.	(3)[4.18]
4.4	Form of Common Stock Certificate.	(8)[4.16]
4.5	Indenture dated June 22, 2000 by the Registrant and United States Trust Company of New York, as Trustee	(9)[4]
4.6	Senior Debt Indenture dated as of July 18, 2001, between the Registrant and The Bank of New York, as Trustee	(15)[4.2]
4.7.1	Subordinated Debt Indenture dated as of July 18, 2001 between the Registrant and The Bank of New York, as Trustee	(15)[4.3]
4.7.2	Certificate of Trust for Dobson Financing Trust	(15)[4.4]
4.8	Declaration of Trust for Dobson Financing Trust	(15)[4.5]
4.9	Indenture dated as February 28, 1997 between the Registrant and United States Trust Company of New York, as Trustee	(5)[4.6]
4.10	Credit agreement among the Agents and Lenders named therein and Sygnet Wireless Inc. (f/k/a Dobson/ Sygnet Operating Company) dated December 22, 1998	(3)[4.4]
4.11	Form of Certificate of Designation of the Powers, Preferences and Relative, Optional and Other Special Rights of the Registrant’s Series AA Preferred Stock	(13)[4.1]

Exhibit		Method of
Numbers	Description	Filing

4.12	Form of Certificate of Designation of the Powers, Preferences and Relative, optional and Other Special Rights of the Registrant’s Series A Convertible Preferred Stock	(13)[4.2]
10.1	Registrant’s 2002 Employee Stock Purchase Plan	(20)[10.1]
10.1.1*	Registrant’s 1996 Stock Option Plan, as amended.	(3)[10.1.1]
10.1.2*	Form of 2000-1 Amendment to the DCC 1996 Stock Option Plan.	(8)[10.1.3]
10.1.3*	Form of Dobson Communications Corporation 2000 Stock Option Plan.	(8)[10.1.4]
10.2	Registrant’s 2002 Stock Incentive Plan	(20)[10.2]
10.3.1*	Letter dated June 3, 1996 from Registrant to Bruce R. Knooihuizen describing employment arrangement.	(5)[10.3.2]
10.3.2*	Letter dated October 15, 1996 from Fleet Equity Partners to Justin L. Jaschke regarding director compensation.	(5)[10.3.3]
10.3.3*	Letter dated October 28, 1997 from Registrant to R. Thomas Morgan describing employment arrangement.	(1)[10.3.5]
10.3.4*	Letter dated August 25, 1998 from Registrant to Richard D. Sewell, Jr. describing employment arrangement.	(3)[10.3.6]
10.3.5*	Consulting Agreement dated December 21, 1998 between Registrant and Albert H. Pharis, Jr.	(3)[10.3.7]
10.3.6*	Consulting Agreement dated August 15, 1998 between the Registrant and Russell L. Dobson and Addendum thereto dated October 1, 1998.	(8)[10.3.8]
10.4	General Purchase Agreement dated January 13, 1998 between Lucent Technologies, Inc. and Dobson Cellular Systems, Inc., as amended	(1)[10.4.7]
10.4.1	Amendment No. 1 to General Purchase Agreement between Dobson Cellular Systems and Lucent Technologies, Inc.	(10)[10.4.3]
10.5	Operating Agreement dated January 16, 1998, as amended, between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc.	(8)[10.4.4]
10.5.1	Second Addendum to Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and Dobson Cellular Systems, Inc. and its Affiliates dated May 8, 2002	(19)[10.5.1]
10.6†	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated as of November 16, 2001.	(18)[10.6]
10.7	Second Amended and Restated Partnership Agreement of Gila River Cellular General Partnership dated September 30, 1997	(7)[10.8]
10.8	Stockholder and Investor Rights Agreement dated January 31, 2000 among the Registrant and the Shareholders listed therein (without exhibits).	(8)[10.7.2.3]
10.8.1	Amendment No. 1 to Stockholder and Investor rights Agreement among AT&T Wireless Services, Inc., the Registrant, and certain other parties	(13)[10.4]
10.9†	License Agreement dated October 8, 2001 between Dobson Communications Corporations and H.O. Systems, Inc.	(18)[10.9]
10.10*	Form of Dobson Communications Corporation Director Indemnification Agreement.	(8)[10.9]
10.11	Agreement and Plan of Reorganization and Corporation Separation between Dobson Communications Corporation and Logix Communications Enterprises dated January 24, 2000	(8)[10.10]
10.12	Agreement by and among Dobson Communications Corporation and Dobson’s shareholders regarding the distribution of Logix Communications Enterprises, Inc. stock.	(8)[10.11]
10.13	Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC between AT&T Wireless JV Co. and Dobson JV Company dated as of February 25, 2000.	(11)[10.1]

Exhibit		Method of
Numbers	Description	Filing

10.14	Amended and Restated Supplemental Agreement among AT&T Wireless, Dobson Communications Corporation, Dobson CC Limited Partnership, and other signatories thereto, dated February 25, 2000.	(11)[10.1.1]
10.15	Amended and Restated Management Agreement between Dobson Cellular Systems, Inc. and ACC Acquisition LLC dated as of February 25, 2000.	(11)[10.2]
10.16	Amended and Restated Operating Agreement dated February 25, 2000 by and between AT&T Wireless Services, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(11)[10.3]
10.16.1	Addendum to Amended and Restated Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and ACC Acquisition LLC and its Affiliates dated May 8, 2002	(19)[10.16.1]
10.17	Amended and Restated Operating Agreement dated February 25, 2000 by and between Dobson Cellular Systems, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(11)[10.4]
10.18.1	Stock Purchase Agreement Between AT&T Wireless Services, Inc. and Dobson Communications Corporation dated as of November 6, 2000.	(12)[10.14]
10.18.2	Amendment No. 1 to Stock Purchase Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(13)[10.1]
10.19	Exchange Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(13)[10.2]
10.20	PCS Transfer Rights Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(13)[10.3]
10.21	Asset Purchase Agreement dated October 29, 2001 by and between Dobson Cellular Systems, Inc., and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(16)[10.22]
10.22	Asset Purchase Agreement dated December 6, 2001 by and between Dobson Cellular System, Inc, and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(17)[10.1]
10.23†	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002 between Cingular Wireless, LLC, and its affiliates, and Dobson Cellular Systems, Inc., and its affiliates.	(18)[10.23]

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-71633), as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Intentionally omitted.

(5)	Filed as an exhibit to the Registrant’s Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 15, 1997 and amended on November 6, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-90759), as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 6, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrants’ Registration Statement on Form S-4/A (Registration No. 333-41512), as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 9, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s current report on Form 8-K/A on February 22, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-64916), as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 20, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(19)	Filed as an exhibit to the Registrant’s current report on Form 8-K on May 16, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(20)	Filed as an exhibit to the Registrant’s current report on Form 8-K on June 14, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.