Form 10-Q
period 2002-09-30
DOBSON COMMUNICATIONS CORP
filed 2002-11-14
CIK 1035985

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

      As of November 1, 2002, there were 35,131,837 shares of registrant’s $.001 par value Class A Common Stock outstanding and 54,977,481 shares of the registrant’s $.001 par value Class B Common Stock outstanding.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

Item
Number		Page

	PART I.
	FINANCIAL INFORMATION
1	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2002 and 2001	2
	Condensed Consolidated Statement of Stockholders’ Deficit for the Nine Months Ended September 30, 2002	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001	4
	Notes to Condensed Consolidated Financial Statements	5
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
3	Quantitative and Qualitative Disclosure about Market Risk	33
4	Controls and Procedures	34
PART II.
	OTHER INFORMATION
1	Legal Proceedings	35
2	Changes in Securities and Use of Proceeds	35
3	Defaults Upon Senior Securities	35
4	Submission of Matters to a Vote of Security Holders	35
5	Other Information	35
6	Exhibits and Reports on Form 8-K	35

PART I.

FINANCIAL INFORMATION

Item 1.     Financial Statements

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$287,270,929	$161,568,162
Accounts receivable —
Customers, net	75,465,541	83,769,879
Affiliates	—	19,065,333
Inventory	10,976,043	22,538,344
Deposits	—	91,205,000
Prepaid expenses and other	8,265,038	7,929,074

Total current assets	381,977,551	386,075,792

PROPERTY, PLANT AND EQUIPMENT, net	301,551,129	296,195,780

OTHER ASSETS:
Receivables — affiliate	369,677	924,303
Restricted assets	14,143,159	—
Wireless license acquisition costs, net	1,178,414,250	1,232,032,556
Deferred financing costs, net	61,502,024	69,426,525
Other intangibles, net	21,467,677	32,036,838
Investment in joint venture	—	309,420,407
Deposits, net of current portion	18,009,800	18,009,800
Other non-current assets	8,812,981	9,853,003
Assets of discontinued operations	—	215,152,441

Total other assets	1,302,719,568	1,886,855,873

Total assets	$1,986,248,248	2,569,127,445

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$51,779,852	$72,747,252
Accrued expenses	41,936,238	45,313,769
Deferred revenue and customer deposits	14,832,396	14,399,829
Current portion of long-term debt	44,885,387	44,508,645
Accrued dividends payable	36,264,637	25,657,635
Current portion of obligations under capital leases	1,691,320	1,532,486

Total current liabilities	191,389,830	204,159,616

OTHER LIABILITIES:
Long-term debt, net of current portion	1,231,646,693	1,576,372,307
Deferred tax liabilities	105,281,882	97,221,243
Minority interest	9,623,224	9,005,108
Other non-current liabilities	5,355,868	16,885,394
Liabilities of discontinued operations	—	30,568,672
Commitments (Note 9)
Senior exchangeable preferred stock, net	651,884,738	591,915,295
Series AA preferred stock	200,000,000	200,000,000
STOCKHOLDERS’ DEFICIT:
Class A Common Stock, $.001 par value, 175,000,000 share authorized and 39,700,968 and 39,682,561 issued at September 30, 2002 and December 31, 2001, respectively	39,701	39,683
Class B Common Stock, $.001 par value, 70,000,000 shares authorized and 54,977,481 and 54,995,888 shares issued September 30, 2002 and December 31, 2001, respectively	54,978	54,996
Class C Common Stock, $.001 par value, 4,226 shares authorized and zero shares issued at September 30, 2002 and December 31, 2001	—	—
Class D Common Stock, $.001 par value, 33,000 shares authorized and zero shares issued at September 30, 2002 and December 31, 2001	—	—
Paid-in capital	606,186,298	606,454,999
Retained deficit	(975,339,079)	(728,939,087)
Accumulated other comprehensive loss, net of income tax benefit of $1,687,568 and $10,767,246 at September 30, 2002 and December 31, 2001, respectively	(2,753,400)	(16,150,869)
Less 4,569,131 and 2,117,600 common shares held in treasury, at cost at September 30, 2002 and December 31, 2001, respectively	(26,256,499)	(18,459,912)
Less 41,098 and zero preferred shares held in treasury, at cost at September 30, 2002 and December 31, 2001, respectively	(10,865,986)	—

Total stockholders’ deficit	(408,933,987)	(157,000,190)

Total liabilities and stockholders’ deficit	$1,986,248,248	$2,569,127,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
OPERATING REVENUE:
Service revenue	$97,793,751	$86,962,464	$278,757,335	$243,669,931
Roaming revenue	65,312,354	72,209,419	178,067,064	187,687,486
Equipment and other revenue	6,000,258	5,671,949	15,287,909	17,924,983

Total operating revenue	169,106,363	164,843,832	472,112,308	449,282,400

OPERATING EXPENSES:
Cost of service (exclusive of items shown separately below)	42,058,328	44,846,446	125,915,014	122,510,149
Cost of equipment	12,124,301	12,678,563	34,754,184	38,814,689
Marketing and selling	19,064,343	18,658,945	56,062,889	55,883,205
General and administrative	20,509,625	19,003,791	59,702,074	56,450,063
Depreciation and amortization	23,019,585	46,430,126	66,083,807	136,306,592

Total operating expenses	116,776,182	141,617,871	342,517,968	409,964,698

OPERATING INCOME	52,330,181	23,225,961	129,594,340	39,317,702
OTHER (EXPENSE) INCOME:
Interest expense	(31,058,540)	(35,221,165)	(91,956,049)	(111,349,744)
Other income, net	562,208	2,140,053	3,329,906	5,689,463

INCOME (LOSS) BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES, INCOME TAXES AND EXTRAORDINARY ITEMS	21,833,849	(9,855,151)	40,968,197	(66,342,579)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(2,082,101)	(1,649,755)	(5,179,278)	(4,398,178)
LOSS FROM INVESTMENT IN JOINT VENTURE	—	(15,352,286)	(184,380,882)	(50,691,330)

INCOME (LOSS) BEFORE INCOME TAXES	19,751,748	(26,857,192)	(148,591,963)	(121,432,087)
Income tax (expense) benefit	(7,505,667)	4,574,402	46,440,211	27,065,028

INCOME (LOSS) FROM CONTINUING OPERATIONS	12,246,081	(22,282,790)	(102,151,752)	(94,367,059)
DISCONTINUED OPERATIONS: (Note 3)
(Loss) income from discontinued operations, net of income tax benefit (expense) of $481,260 for the three months ended September 30, 2001, and $(3,138,737) and $2,599,074 for the nine months ended September 30, 2002 and 2001, respectively	—	(443,230)	5,121,097	(3,898,610)
Loss from discontinued operations from investment in joint venture	—	(222,833)	(326,955)	(644,703)
Gain from sale of discontinued operations, net of income tax expense of $59,164,138 for the nine months ended September 30, 2002	—	—	88,314,922	—
Gain from sale of discontinued operations from investment in joint venture	—	—	6,736,056	—

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:	12,246,081	(22,948,853)	(2,306,632)	(98,910,372)
Cumulative effect of change in accounting principle, net of income tax benefit of $20,406,000 (Note 10)	—	—	(33,294,000)	—
Cumulative effect of change in accounting principle from investment in joint venture	—	—	(140,820,000)	—

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS:	12,246,081	(22,948,853)	(176,420,632)	(98,910,372)
Extraordinary gain, net of income tax expense of $1,002,356 (Note 5)	1,634,259	—	1,634,259	—

NET INCOME (LOSS)	13,880,340	(22,948,853)	(174,786,373)	(98,910,372)
DIVIDENDS ON PREFERRED STOCK	(24,753,245)	(22,426,944)	(71,613,619)	(63,432,867)
EXCESS OF CARRYING VALUE OVER REPURCHASE PRICE OF PREFERRED STOCK	30,232,014	—	30,232,014	—

EARNINGS APPLICABLE TO COMMON STOCKHOLDERS	$19,359,109	$(45,375,797)	$(216,167,978)	$(162,343,239)

BASIC EARNINGS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE:
Continuing operations	0.13	(0.23)	(1.12)	(1.00)
Discontinued operations	—	(0.01)	1.10	(0.05)
Change in accounting principle	—	—	(1.92)	—
Extraordinary gain	0.02	—	0.02	—
Dividends on and repurchase of preferred stock	0.06	(0.24)	(0.46)	(0.67)

TOTAL BASIC AND DILUTED EARNINGS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$0.21	$(0.48)	$(2.38)	$(1.72)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	90,151,246	94,208,662	90,861,205	94,166,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2002

	Stockholders’ Deficit

		Class A		Class B				Accumulated
		Common Stock		Common Stock				Other		Total
	Comprehensive					Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Loss	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock at Cost	Deficit

	(Unaudited)
DECEMBER 31, 2001	—	39,682,561	$39,683	54,995,888	$54,996	$606,454,999	$(728,939,087)	$(16,150,869)	$(18,459,912)	$(157,000,190)
Net loss	$(174,786,373)	—	—	—	—	—	(174,786,373)	—	—	(174,786,373)
Amounts related to hedged transactions reclassified into earnings, net of tax	13,637,019	—	—	—	—	—	—	13,637,019	—	13,637,019
Ineffective hedge transaction of unconsolidated subsidiary reclassified into earnings, net of tax	321,876	—	—	—	—	—	—	321,876	—	321,876
Change in fair value of hedge transactions, net of tax	(561,426)	—	—	—	—	—	—	(561,426)	—	(561,426)

Total comprehensive loss	$(161,388,904)

Conversion of common stock		18,407	18	(18,407)	(18)	—	—	—	—	—
Increase in subscription receivable		—	—	—	—	(268,701)	—	—	—	(268,701)
Preferred stock dividends		—	—	—	—	—	(71,613,619)	—	—	(71,613,619)
Purchase of treasury stock, at cost		—	—	—	—	—	—	—	(18,662,573)	(18,662,573)

SEPTEMBER 30, 2002		39,700,968	$39,701	54,977,481	$54,978	$606,186,298	$(975,339,079)	$(2,753,400)	$(37,122,485)	$(408,933,987)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

	2002	2001

	(Unaudited)
Cash Flows From Operating Activities:
Net loss from continuing operations	$(102,151,752)	$(94,367,059)
Adjustments to reconcile net loss to net cash used in operating activities —
Depreciation and amortization	66,083,807	136,306,592
Amortization of bond premium and financing costs	8,198,957	8,193,921
Deferred income taxes and investment tax credits, net	(36,039,783)	(27,346,728)
Cash used in operating activities of discontinued operations	(9,496,836)	—
Loss on disposition of assets, net	1,246,966	568,853
Minority interests in income of subsidiaries	5,179,278	4,398,178
Loss from investment in joint venture	184,380,882	50,691,330
Accrued dividend income	(2,261,747)	(875,000)
Changes in current assets and liabilities —
Accounts receivable	27,369,671	(18,031,012)
Inventory	11,562,301	2,571,222
Prepaid expenses and other	(459,009)	(15,855,926)
Accounts payable	(21,564,565)	(6,473,207)
Accrued expenses	(4,077,531)	320,483
Deferred revenue and customer deposits	432,567	1,782,597

Net cash provided by operating activities	128,403,206	41,884,244

Cash Flows From Investing Activities:
Capital expenditures	(65,122,300)	(80,250,693)
Purchase of wireless license and properties	—	(3,122,366)
Investment in joint venture	—	(51,413,783)
Refund (payment) of deposits for FCC auction	91,205,000	(59,214,800)
Change in receivable-affiliates	898,225	(4,193,232)
Change in receivable from discontinued operations	—	10,588,022
Net proceeds from sale of discontinued operations	335,619,711	—
Other investing activities	962,447	1,348,915

Net cash provided by (used in) investing activities	363,563,083	(186,257,937)

Cash Flows From Financing Activities:
Proceeds from long-term debt	381,500,000	513,500,000
Repayments of long-term debt	(714,490,214)	(540,150,629)
Distributions to partners	(4,561,162)	(3,054,739)
Proceeds from issuance of common stock	—	712,972
Issuance of preferred stock	—	200,000,000
Purchase of treasury stock	(7,796,587)	(7,819,756)
Purchase of preferred stock	(10,865,986)	—
Purchase of senior notes	(8,863,385)	—
Deferred financing costs	(135,318)	(432,721)
Maturities of restricted investments, net of interest	92,763	14,250,000
Other financing activities	(1,143,633)	(1,136,927)

Net cash (used in) provided by financing activities	(366,263,522)	175,868,200

Net increase in cash and cash equivalents	125,702,767	31,494,507
Cash and cash equivalents, beginning of period	161,568,162	145,395,410

Cash and cash equivalents, end of period	$287,270,929	$176,889,917

Supplemental Disclosures of Cash Flow Information:
Cash paid for —
Interest, net of amounts capitalized	$90,005,196	$121,198,534
Income taxes	$2,731,322	$230,500
Supplemental Disclosures of Noncash Investing and Financing Activities:
Stock dividend paid through the issuance of preferred stock	$71,613,619	$63,432,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      The condensed consolidated balance sheets of Dobson Communications Corporation (“DCC”) and subsidiaries (collectively with DCC, the “Company”) as of September 30, 2002, the condensed consolidated statement of operations for the three and nine months ended September 30, 2002 and 2001, the condensed consolidated statement of stockholders’ deficit for the nine months ended September 30, 2002 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented, except for those related to the adoption of new accounting principles as described below.

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

2.     Investment in Unconsolidated Joint Venture

      The Company owns a 50% interest in a joint venture that owns American Cellular Corporation (“American Cellular”). This investment is accounted for on the equity method. At June 30, 2002 and September 30, 2002, American Cellular failed to comply with their total debt leverage ratio. Due to factors and circumstances impacting American Cellular, American Cellular concluded that it was necessary to re-evaluate their carrying value of their goodwill and indefinite life intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Based on this evaluation, American Cellular concluded that there was an impairment of its goodwill. As a result, at June 30, 2002, American Cellular recognized an impairment loss totaling $377.0 million. After recognizing its 50% interest of this impairment, the Company’s investment in the joint venture has been written down to $0. The Company does not guarantee any of American Cellular’s obligations. Until future cumulative earnings, if any, are earned at American Cellular to restore American Cellular’s equity, the Company will not record its pro rata share of American Cellular’s operations.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the significant financial information for American Cellular as of September 30, 2002 and December 31, 2001, and for the three and nine-month periods ended September 30, 2002 and September 30, 2001:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	($ in thousands)		($ in thousands)
Operating revenue	$124,202	$116,550	$339,895	$312,946
Operating income (loss)	36,379	2,339	85,505	(16,915)
Impairment of goodwill	—	—	(377,000)	—
Income (loss) from continuing operations	4,280	(29,829)	(390,667)	(100,508)
(Loss) income from discontinued operations and sale of discontinued operations, net	—	(446)	12,818	(1,289)
Cumulative effect of change in accounting principle, net	—	—	(281,640)	—
Dividends	(1,182)	(875)	(3,444)	(875)
Earnings applicable to members	3,098	(31,150)	(662,933)	(102,672)

	September 30, 2002	December 31, 2001

	($ in thousands)
Current assets	$131,698	$131,186
Property, plant and equipment, net	199,517	203,168
Intangible assets	1,334,948	2,192,133
Other assets	8,750	32,689
Assets of discontinued operations	—	139,854
Current liabilities	1,690,138	141,682
Long-term debt, net of current	—	1,760,208
Preferred stock	35,000	35,000
Other liabilities	53,925	217,577
Member’s (deficit) equity	(104,150)	544,563

      During 2001, the Company invested an additional $51.4 million in American Cellular. This investment consisted of a $35.0 million purchase of American Cellular’s Class A preferred stock and an additional cash investment of $16.4 million. This cash investment was equally matched with assets contributed by AT&T Wireless, the other 50% owner of American Cellular. Accrued dividends on the $35.0 million preferred stock were approximately $5.6 million at September 30, 2002.

      American Cellular’s credit facility includes a financial covenant requiring that American Cellular not exceed a total debt leverage ratio ranging from 9.25 to 1.00 in the first quarter to 7.75 to 1.00 in the fourth quarter 2002. As described above, American Cellular was not in compliance with this covenant at June 30, 2002 and September 30, 2002. American Cellular has had and will continue to have discussions with the lenders regarding the credit facility. The lenders presently have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under its credit facility. Acceleration under the credit facility would allow the holders of American Cellular’s Senior Subordinated Notes to declare the principal and interest of the Senior Subordinated Notes immediately due and payable. American Cellular would then be required to either refinance the debt or repay the amounts due. If this were to occur, American Cellular would attempt to renegotiate the debt with the holders to provide, among other things, an extended repayment term. There can be no assurance that American Cellular would be able to renegotiate the debt under these

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conditions or meet its obligation under the accelerated repayment terms. Therefore, as of June 30, 2002 and as of September 30, 2002, American Cellular has classified all of its long-term debt as current. There continues to be substantial doubt about American Cellular’s ability to continue as a going concern, as expressed in the independent auditors report on American Cellular’s 2001 financial statements.

3.     Discontinued Operations

      On February 8, 2002, the Company sold three wireless properties to Verizon Wireless for a total purchase price of $263.0 million. These properties include California 7 RSA, Ohio 2 RSA and Georgia 1 RSA. On February 28, 2002, the Company sold its 75% ownership interest in Arizona 5 RSA to Verizon Wireless for a total purchase price of $85.0 million. In addition, on February 8, 2002, two wholly-owned, indirect subsidiaries of the Company’s 50% owned subsidiary, American Cellular, sold Tennessee 4 RSA to Verizon Wireless for a total purchase price of $202.0 million. Proceeds from these transactions were primarily used to pay down bank debt. However, approximately $14.1 million of these proceeds are currently being held in escrow to cover any future contingencies and are shown as restricted assets on the Company’s balance sheet. The Company’s financial statements have been restated to reflect these sales of properties to Verizon Wireless as discontinued operations in the condensed consolidated financial statements.

      Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaced Accounting Principles Board (“APB”) Opinion No. 30 for the disposal of segments of a business, the Company’s condensed consolidated financial statements have been restated for all periods presented to reflect the operations, assets and liabilities of the markets being sold as discontinued operations. The assets and liabilities of such operations have been classified as “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, on the December 31, 2001 condensed consolidated balance sheets and consist of the following:

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

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The net income (loss) from discontinued operations was classified on the condensed consolidated statement of operations as “Income (loss) from discontinued operations.” Summarized results of discontinued operations are as follows:

	2002	2001

	Period from	Three	Nine
	January 1, 2002	Months Ended	Months Ended
	Through Disposition	September 30,	September 30,

	($ in thousands)	($ in thousands)
Operating revenue	$12,570	$19,498	$56,255
Income (loss) before income taxes	8,260	(924)	(6,498)
Income tax (provision) benefit	(3,139)	481	2,599
Income (loss) from discontinued operations	5,121	(443)	(3,899)

      The long-term debt of the Company is recorded at the consolidated level and is not reflected by each individual market. Thus, the Company has allocated a portion of interest expense to the discontinued operations to properly reflect the interest that was incurred to finance the operations for these four markets. The interest expense allocated to these operations was $1.7 million for the period from January 1, 2002 through disposition of the markets, $4.4 million for the three months ended September 30, 2001 and $13.6 million for the nine months ended September 30, 2001.

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

      The net loss from discontinued operations from investment in joint venture represents the discontinued operations from American Cellular, the Company’s 50% owned joint venture. The results are as follows:

	2002	2001

	Period from	Three	Nine
	January 1, 2002	Months Ended	Months Ended
	Through Disposition	September 30,	September 30,

	($ in thousands)	($ in thousands)
Operating revenue	$2,319	$8,403	$23,685
Loss before income taxes	(1,090)	(201)	(527)
Income tax benefit (provision)	436	(245)	(762)
Loss from discontinued operations	(654)	(446)	(1,289)

      American Cellular also allocated a portion of interest expense to its discontinued operations to properly reflect the interest that was incurred by American Cellular to finance the operations of its Tennessee 4 RSA market. The interest expense allocated to this market was $1.0 million for the period from January 1, 2002 through disposition (February 8, 2002), $2.5 million for the three months ended September 31, 2001 and $7.2 million for the nine months ended September 30, 2001.

      American Cellular completed the sale of Tennessee 4 RSA on February 8, 2002, and recorded operating losses incurred through February 8, 2002, and the related gain on the sale totaling approximately $12.8 million, net of tax expense.

4.     Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials and overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense for the nine months ended September 30, 2002 and 2001 totaled $55.2 million and $47.8 million. Listed below are the gross property, plant and equipment amounts and the related accumulated depreciation for the periods described.

	September 30,

	2002	2001

Gross property, plant and equipment	$500,174,811	$436,522,689
Accumulated depreciation	(198,623,682)	(134,952,153)

Property, plant and equipment, net	$301,551,129	$301,570,536

5.     Long-Term Debt

      The Company’s long-term debt consisted of the following:

	September 30, 2002	December 31, 2001

Credit facilities	$789,819,014	$1,122,449,254
Dobson/ Sygnet Senior Notes	188,500,000	200,000,000
DCC 10.875% Senior Notes, net of discount	298,193,066	298,051,723
DCC 11.75% Senior Notes	20,000	340,000
Other notes payable	—	39,975

Total debt	1,276,532,080	1,620,880,952
Less — Current maturities	44,885,387	44,508,645

Total long-term debt	$1,231,646,693	$1,576,372,307

      On September 30, 2002, the Company purchased $11.5 million principal amount of Dobson/ Sygnet Communications Company (“Dobson/ Sygnet”) senior notes for the purchase price of approximately $8.9 million. This repurchase resulted in a reduction of the Company’s total outstanding debt and an extraordinary gain of approximately $1.6 million, net of taxes.

Interest Rate Hedges

      The Company pays interest on its bank credit facilities at a variable factor, based on LIBOR or prime rate, plus a factor. The Company will from time-to-time enter into derivative contracts to reduce exposure against changes in interest rates.

      The Company has entered into a $135.0 million derivative contract and a $190.0 million derivative contract on the credit facility of its wholly-owned subsidiary, Dobson Operating Co., L.L.C. (“DOC LLC”), whereby the interest rates are fixed at 6.9% and 6.5%, respectively, plus a factor based on DOC LLC’s leverage. The derivative contracts expire in October 2002 and April 2003. Additionally, the Company previously entered into a $300.0 million derivative contract on the DOC LLC credit facility whereby the interest rate had a cap of 8.5% plus a factor based on DOC LLC’s leverage, this derivative contract expired on March 13, 2002. DOC LLC also had an interest rate cap agreement on $160.0 million of its DOC LLC credit facility that expired on June 14, 2001.

      On January 1, 2001, the Company implemented SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity”. With this implementation, the Company began recording a liability and a transition adjustment, net of income tax benefit, to other comprehensive loss during 2001 in connection with these derivative contracts. The Company’s accumulated other comprehensive loss, net of income tax benefit, was

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$9.1 million as of December 31, 2001 and decreased to $2.8 million at September 30, 2002. These contracts will be reclassified and expensed during 2002 and 2003. In addition, the accumulated other comprehensive loss, net of income tax benefit, recorded for the Company’s interest in its unconsolidated subsidiary, American Cellular, was $7.1 million as of December 31, 2001 and decreased to $0 at June 4, 2002, as a result of the expiration of American Cellular’s interest rate swap agreement.

      The Company’s principal stockholder, Dobson CC Limited Partnership, or DCCLP, and certain of its affiliates, are parties to credit agreements with Bank of America, N.A. These credit agreements have aggregate principal amounts outstanding of approximately $280 million as of September 30, 2002. To secure their obligations under these credit agreements, DCCLP and these affiliates individually pledged certain assets, which include beneficial ownership of securities representing controlling interests in DCCLP and the Company. These loans will mature on March 31, 2003, unless extended.

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

      Upon a change of control, the Company and Dobson/ Sygnet would each be required to offer to purchase its outstanding senior notes at 101% of the principal amount plus accrued and unpaid interest. The Company would also be required to offer to repurchase all of its outstanding senior preferred stock at 101% of the aggregate liquidation preference. There can be no assurance that the Company would have the funds necessary to complete these repurchases. If the Company and Dobson/ Sygnet failed to complete the purchases of the tendered senior notes, the senior noteholders or their trustees would be entitled to accelerate the maturity of the senior notes. If the Company failed to complete the purchases of its outstanding senior preferred stock, the holders of the Company’s two series of senior preferred stock would be entitled to elect two additional directors to its board of directors. The Company’s credit facility and the credit facility of Dobson/ Sygnet’s subsidiary, Sygnet Wireless, prohibit the Company and Dobson/ Sygnet from making the required offers to purchase. A change of control would also constitute an event of default under the Company’s bank credit facility entitling the lender to accelerate the maturity of that debt. A default under the Company’s bank credit facility constitutes a default under the Sygnet Wireless credit facility.

      If the Company experiences a change of control and AT&T Wireless substantially maintains its present percentage ownership in the voting and economic interests of American Cellular, AT&T Wireless and its affiliates will have the right to initiate a buy/sell procedure for American Cellular. Pursuant to this procedure, AT&T Wireless may offer to purchase the Company’s interest in ACC Acquisition LLC, the parent of American Cellular, or sell its interest in ACC Acquisition to the Company. AT&T Wireless may establish the price or require that the Company establish the price. If the offer is made, the Company must either agree to sell its interest in ACC Acquisition to AT&T Wireless or buy AT&T Wireless’s interest in ACC Acquisition. Upon consummation of the buy/sell procedure, the Company’s management agreement with American Cellular, and the preferential roaming agreements between American Cellular and the Company, and between American Cellular and AT&T Wireless, will immediately terminate. In addition, the Company will lose its right to appoint one of its two representatives to the management committee and its power to approve all significant matters relating to the operation of American Cellular.

6.     Deposits and Other Non-Current Assets

      On January 26, 2001, the FCC concluded an auction of 10 MHz and 15 MHz PCS licenses in the C and F Blocks in a number of markets. Through one of its wholly-owned subsidiaries, the Company was the winning bidder for 14 of the auctioned licenses representing an estimated total population of 19.8 million. The FCC is

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currently considering that subsidiary’s post-auction application for grant of those licenses, as well as legal challenges to this application. If the Company’s subsidiary is granted all 14 licenses, the total cost will be $546.1 million. However, in June 2001, the United States Court of Appeals for the District of Columbia Circuit ruled that the FCC did not have the authority to auction certain of those licenses previously licensed to NextWave Personal Communications, Inc., including 11 of the 14 licenses for which the Company’s subsidiary was the successful bidder. These 11 licenses represent $536.5 million of the total amount that the Company’s subsidiary bid. The Court’s decision was appealed to the United States Supreme Court, which on March 4, 2002, granted certiorari and agreed to hear the appeal. The Supreme Court heard oral argument on October 8, 2002. The Company cannot predict at this time how or when the Supreme Court may rule on the issues in this case.

      If the decision of the Court of Appeals in the NextWave litigation becomes final or is upheld on appeal or a settlement is not reached, it is unlikely that the Company’s subsidiary will be granted the 11 licenses for spectrum previously licensed to NextWave. It is likely, however, that the Company’s subsidiary would then receive a full refund of the balance of the deposit attributable to the 11 licenses at that time. In addition, if the Company’s subsidiary does not acquire those licenses, the Company does not anticipate that it would execute its current plan to build a jointly-owned PCS network with AT&T Wireless. Consequently, the Company may be forced to reevaluate the PCS component of its previously announced strategy. However, if the Company’s subsidiary is granted the licenses, the Company is uncertain as to how it would finance the purchase, since there is no commitment for financing currently in place. Sources of additional financing for these licenses may include commercial bank borrowings and the sale of equity or debt securities. The Company has no assurance that any such financing will be available on acceptable terms or at all. In addition, the Company cannot predict the effect on its competitive position due to any change to its business plan regarding the auction licenses.

      Included on the Company’s balance sheet are deposits totaling $18.0 million at September 30, 2002 and $109.2 million at December 31, 2001, related to these 14 licenses. In light of the substantial delays associated with the pending NextWave litigation, the Company’s subsidiary (along with other winning bidders) requested that the FCC refund that portion of the Company’s deposit attributable to the 11 licenses. In March 2002, the FCC announced that subject to the terms of its Order, the FCC would make a refund of 85% of the portion of the deposits attributable to those licenses involved in the pending NextWave litigation and the Company’s license application would remain pending during the pendency of the NextWave litigation. Pursuant to this Order, the Company received a refund of approximately $91.2 million of its $109.2 million deposit in April 2002. Verizon Wireless has filed an appeal with the U.S. Court of Appeals for the D.C. Circuit challenging the FCC’s decision to not refund the entirety of its down payment. It is unclear at this time whether Verizon’s appeal, even if successful, would result in similar relief for the Company. Also included in the Company’s balance sheet under the caption “Other Non-Current Assets” is approximately $7.0 million of capitalized costs incurred by the Company related to its participation in the FCC auction.

      More recently, several bills have been introduced in Congress that would compel the FCC to return remaining deposits and allow winning bidders to elect to exit the auction without any further obligations. However, to date no legislation has been passed to this effect, and it is unclear if the proposed legislation will be enacted into law. In addition, the FCC recently requested comment on a proposal to allow winning bidders voluntarily to dismiss all of their pending auction applications, or to pick and choose certain pending application to dismiss, and has further asked whether such dismissal should be without prejudice to the participation by the applicant in any future re-auction of such licenses or to the rights of such applicant to obtain such licenses in any future acquisition. The FCC has also asked for comment on whether it should refund all or a part of the funds remaining on deposit by such winning bidders. Comments on such proposals have been received and action by the FCC is pending. The Company cannot predict when the FCC may act on these proposals, or how the Company may utilize any relief which may be granted to it as a result of such proposals

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Redeemable Preferred Stock:

      As of September 30, 2002 and 2001, the Company’s authorized and outstanding Preferred Stock was as follows:

			Number of
		Number of	Shares					Other
		Shares	Outstanding					Features,
	Number of	Outstanding at	at			Liquidation	Mandatory	Rights,
	Shares	September 30,	September 30,	Par Value		Preference	Redemption	Preferences
Class	Authorized	2002	2001	Per Share	Dividends	Per Share	Date	and Powers

Senior Exchangeable	734,000	369,579	356,272	$1.00	12.25% Cumulative	$1,000	Jan. 15, 2008	Non-voting
Senior Exchangeable	500,000	250,854	227,418	$1.00	13% Cumulative	$1,000	May 1, 2009	Non-voting
Series AA	200,000	200,000	200,000	$1.00	5.96% Cumulative	$1,000	Feb. 8, 2011	Non-voting
Class E	40,000	—	—	$1.00	15% Cumulative	$1,131.92	Dec. 23, 2010	Non-voting
Other	4,526,000	—	—	$1.00	—	—	—	—

	6,000,000	820,433	783,690

      The Company issued 175,000 shares of 12 1/4% senior exchangeable preferred stock in April 1998, and 64,646 shares of additional 12 1/4% senior exchangeable preferred stock in December 1998, mandatorily redeemable on January 15, 2008 for $1,000 per share, plus accrued and unpaid dividends. Holders of the preferred stock are entitled to cumulative quarterly dividends from the date of issuance and a liquidation preference of $1,000 per share with rights over the other classes of capital stock. On or before January 15, 2003, the Company may pay dividends, at its option, in cash or in additional fully paid and nonassessable Senior Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. Additionally, the preferred stock is redeemable at the option of the Company on or after January 15, 2003. Holders of the preferred stock have no voting rights. In the event that dividends are not paid for any four quarters, whether or not consecutive, or upon certain other events (including failure to comply with covenants and failure to pay the mandatory redemption price when due), then the number of directors constituting the Company’s Board of Directors will be adjusted to permit the holders of the majority of the then outstanding Senior Preferred Stock, voting separately as a class, to elect two directors.

      In May 1999, the Company issued 170,000 shares of 13% senior exchangeable preferred stock mandatorily redeemable on May 1, 2009 for $1,000 per share. Holders of the preferred stock are entitled to cumulative quarterly dividends from the date of issuance and a liquidation preference of $1,000 per share with rights over the other classes of capital stock and equal to the 12.25% Senior Exchangeable Preferred Stock. On or before May 1, 2004, the Company may pay dividends, at its option, in cash or in additional shares having an aggregate liquidation preference equal to the amount of such dividends. Additionally, the preferred stock is redeemable at the option of the Company on or after May 1, 2004. Holders of the preferred stock have no voting rights. In the event that dividends are not paid for any four quarters, whether or not consecutive, or upon certain other events (including failure to comply with covenants and failure to pay the mandatory redemption price when due), then the number of directors constituting the Company’s Board of Directors will be adjusted to permit the holders of the majority of the then outstanding Senior Preferred Stock, voting separately as a class, to elect two directors.

      On February 8, 2001 the Company issued 200,000 shares of its Series AA preferred stock, par value $1.00 per share (“Series AA preferred stock”) to AT&T Wireless for aggregate cash proceeds of $200.0 million. Each share of Series AA preferred stock is entitled to cumulative annual dividends of 5.96% on the liquidation preference of $1,000 per share, subject to certain adjustments. Dividends accrue but will not be payable until the fifth anniversary of the issuance of the Series AA preferred stock. At September 30, 2002, the Company had approximately $19.9 million in accrued dividends payable on its balance sheet related to this issue. Each share of Series AA preferred stock is mandatorily exchangeable for one share of the Company’s Series A convertible preferred stock, par value $1.00 per share. Each share of the Company’s Series A

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

convertible preferred stock is convertible into the Company’s Class A common stock at a conversion rate of $25.35 per share. On October 24, 2002 the Company signed a non-binding letter of intent with AT&T Wireless that would, among other things, result in AT&T Wireless transferring to the Company all of its Series AA preferred stock. Upon receipt of the Series AA preferred stock, the Company plans to cancel that issue.

      During September 2002, the Company repurchased a total of $33.0 million carrying value of its 12.25% senior exchangeable preferred stock and $8.1 million carrying value of its 13% senior exchangeable preferred stock. The preferred stock repurchase totaled 41,098 shares for $10.9 million, all of which is held as treasury stock. This repurchase resulted in an excess of carrying value over repurchase price of preferred stock totaling $30.2 million. The excess of carrying value over repurchase price has been included in earnings applicable to common stockholders.

      The Company recorded preferred stock dividends of $71.6 million for the nine months ended September 30, 2002 consisting primarily of $62.5 million of dividends on its 12.25% and 13% senior exchangeable preferred stock through the issuance of additional shares of such preferred stock and $9.1 million of accrued dividends on its Series AA preferred stock.

8.     Stockholders’ Deficit

      On September 14, 2001, the Company’s Board of Directors authorized the expenditure of up to $80.0 million over the next twelve months for the possible repurchase of shares of the Company’s outstanding Class A common stock. As of September 30, 2002, the Company had purchased a total of 4,569,131 shares for $26,256,499, all of which was held as treasury stock as of September 30, 2002.

      As of September 30, 2002, the Company’s authorized and outstanding capital stock was as follows:

						Other
						Features,
		Number of	Number of			Rights,
		Shares	Shares	Par Value		Preferences
Class	Type	Authorized	Outstanding	Per Share	Dividends	and Powers

Class A	Common Stock	175,000,000	35,131,837	$.001	As declared	Voting
Class B	Common Stock	70,000,000	54,977,481	$.001	As declared	Voting
Class C	Common Stock	4,226	—	$.001	As declared	Non-voting
Class D	Common Stock	33,000	—	$.001	As declared	Non-voting

		245,037,226	90,109,318

9.     Commitments

      The Company entered into an equipment supply agreement on November 16, 2001 (as amended through August 5. 2002). The Company agreed to purchase approximately $100.5 million of cell site and switching equipment between November 16, 2001 and July 15, 2005, to update the wireless systems for existing MSAs and RSAs. Of the commitment, approximately $52.2 million remained at September 30, 2002. If the Company fails to fully meet this commitment by July 15, 2005, it could be forced to pay a penalty of up to 20% of the unfulfilled commitment. The Company expects to fulfill its purchase commitment under this agreement prior to its completion date.

      The Company entered into another equipment supply agreement with a second vendor on January 13, 1998 (as amended through April 13, 2000). The Company agreed to purchase approximately $131.0 million of cell site and switching equipment between January 13, 1998 and December 31, 2002, to update the wireless systems for the existing MSAs and RSAs. As of September 30, 2002 the Company and the vendor have mutually agreed that the contract has been fulfilled.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Changes in Accounting Policies and Procedures

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to cease the amortization of existing goodwill and intangible assets with indefinite lives effective January 1, 2002. As a result of the adoption of SFAS No. 142, the Company reassessed the useful lives of its intangible assets. A significant portion of its intangible assets are classified as “Wireless license acquisition costs,” which represents the costs associated with acquiring its FCC licenses. These licenses allow the Company to provide wireless services by giving the Company the exclusive right to utilize certain radio frequency spectrum. Although the FCC licenses are issued for only a fixed time, generally ten years, these licenses are renewed by the FCC on a routine basis and for a nominal fee. In addition, the Company has determined that there are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of these FCC licenses. As a result, the Company’s wireless license acquisition costs are treated as indefinite life intangible assets. Therefore, upon implementing SFAS No. 142 in its entirety on January 1, 2002, the Company ceased the amortization of its wireless license acquisition costs and now tests for impairment of its wireless license acquisition costs at least annually and only adjusts the carrying amount of these intangible assets upon an impairment of the wireless license acquisition costs. The Company also determines on an annual basis whether facts and circumstances continue to support an indefinite useful life. During the three and nine months ended September 30, 2001, the Company recorded approximately $16.2 million and $48.2 million of amortization expense, net of income tax benefit, related to its wireless license acquisition costs. Without this amortization, the Company’s earnings applicable to common shareholders would have been $29.1 million and $114.1 million for the three and nine months ended September 30, 2001. In addition, during 2001, the Company’s 50% owned unconsolidated subsidiary, American Cellular, recorded approximately $14.8 million and $43.8 million of amortization expense related to its goodwill and approximately $8.9 million and $25.9 million of amortization expense, net of income tax benefit, related to its wireless license acquisition costs, for the three and nine months ended September 30, 2001. Without this amortization, American Cellular’s earnings applicable to common stockholders would have been $7.5 million and $33.0 million for the three and nine months ended September 30, 2001.

      Through December 31, 2001, the Company’s accounting policy for impairment of long-lived assets was based on the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” In accordance with SFAS No. 121, the Company’s policy was to review the carrying value of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such circumstances were deemed to exist, the carrying value of the asset would be compared to the estimated undiscounted future cash flows generated by the asset. In accordance with SFAS No. 121, the Company’s definite life assets will continue to be amortized over their estimated useful lives and are subject to SFAS No. 121 impairment criteria. As a result of fully implementing SFAS No. 142 on January 1, 2002, the Company is now required to evaluate the carrying value of its indefinite life intangible assets using their fair values, at least annually. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

      Upon implementation of SFAS No. 142, the Company performed a comparison of the carrying amount of its wireless license acquisition costs to the fair value of those assets. For purposes of this comparison, it is the Company’s policy to aggregate its wireless license acquisition costs. The Company determined the fair value of its wireless license acquisition costs based on their estimated future discounted cash flows. Based on the comparison, the Company determined that the carrying amount of its wireless license acquisition costs exceeded their estimated fair value. As a result, the Company recorded a charge, net of income tax benefit, of approximately $33.3 million to reflect the write-down of its wireless license acquisition costs to their fair value and a charge of approximately $140.8 million to reflect its equity in the write-down of the wireless license

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition costs of its 50% owned subsidiary, American Cellular to their fair values. In addition, at June 30, 2002 and September 30, 2002, American Cellular, failed to comply with their total debt leverage ratio. Due to factors and circumstances impacting American Cellular, American Cellular concluded that it was necessary to re-evaluate the carrying value of their goodwill and their indefinite life intangible assets in accordance with SFAS No. 142. Based on this evaluation, American Cellular concluded that there was an impairment of their goodwill. Therefore, American Cellular recorded an additional impairment loss totaling $377.0 million, at June 30, 2002, as discussed in Note 2.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it maintains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business,” for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. During the fourth quarter 2001, the Company and its 50% owned subsidiary, American Cellular, entered into definitive agreements to sell certain markets to Verizon Wireless. With these agreements, the Company decided to adopt this standard during the fourth quarter 2001, effective January 1, 2001, to properly reflect the operations, assets and liabilities of these markets as discontinued operations. See Note 3 above.

11.     Reclassifications

      Certain items have been reclassified in the 2001 consolidated financial statements to conform to the current presentation.

12.     Subsequent Events

      On October 24, 2002 the Company signed a non-binding letter of intent under which it would exchange its two remaining wireless properties in California for two AT&T Wireless properties in Alaska. In addition, AT&T Wireless would transfer to the Company all of the Company’s Series AA preferred stock that it currently holds. Upon the transfer of the Series AA preferred stock, AT&T Wireless would own less than 5.0% of the Company’s fully diluted Class A common stock. Upon receipt of the Series AA preferred stock, the Company plans to cancel that issue. The transaction remains subject to the execution of definitive agreements, board of director approvals, federal regulatory approvals and certain other conditions.

      On October 29, 2002, the Company received notice from the Nasdaq that the Company’s Class A common stock securities would be delisted from the Nasdaq National Market System. Therefore, as of October 29, 2002, the Company’s securities began trading on the OTC Bulletin Board. The Company also announced its plans to appeal the decision of the Nasdaq Listing Panel.

      On November 7, 2002, the Company’s Board of Directors adopted a new stock purchase plan, which authorized the Company to purchase of up to 10 million shares of the Company’s outstanding Class A common stock over the next twelve months.

      Subsequent to September 30, 2002, the Company repurchased additional shares of its 13% senior exchangeable preferred stock. Through November 13, 2002, the Company had purchased 31,500 shares of its 13% senior exchangeable preferred stock for an aggregate purchase price of $9.7 million.

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

Overview

      We are one of the largest providers of rural and suburban wireless communications systems in the United States. We began providing wireless telephone services in 1990 in Oklahoma and the Texas Panhandle. We have rapidly expanded our wireless operations with an acquisition strategy targeting underdeveloped rural and suburban areas, which have a significant number of potential customers with substantial needs for wireless communications. At September 30, 2002, our wireless systems covered a population of approximately 6.4 million and we had approximately 748,900 subscribers, with an aggregate market penetration of approximately 11.8%. We serve markets in portions of Alaska, Arizona, California, Kansas, Maryland, Michigan, Missouri, New York, Ohio, Oklahoma, Pennsylvania, Texas and West Virginia.

      On February 25, 2000, we and AT&T Wireless Services, Inc., through our equally-owned joint venture, acquired American Cellular for approximately $2.5 billion, including fees and expenses. As of September 30, 2002, American Cellular’s systems covered a total population of approximately 5.0 million and had approximately 673,100 subscribers, giving American Cellular an aggregate market penetration of approximately 13.5%. We manage American Cellular, whose markets have demographic characteristics similar to ours, in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin.

      We account for our interest in the American Cellular joint venture using the equity method of accounting. As a result, we have reflected our 50% share of the joint venture’s equity in a single line item entitled “Investment in joint venture” in our balance sheet and we have reflected our 50% share of the joint venture’s net income or losses in a single line item entitled “Loss from investment in joint venture” in our statement of operations. At June 30, 2002, American Cellular was not in compliance with its total debt leverage ratio. Due to factors and circumstances impacting American Cellular, American Cellular concluded that it was necessary to re-evaluate the carrying value of its goodwill and indefinite life intangible assets in accordance with SFAS No. 142. Based on this evaluation, American Cellular concluded that there was an impairment of its goodwill. As a result, American Cellular recognized an impairment loss totaling $377.0 million, at June 30, 2002. After recognizing our 50% ownership of this impairment, our investment in the joint venture has been written down to $0. We do not guarantee any of American Cellular’s obligations. Until future cumulative earnings, if any, are earned at American Cellular to restore American Cellular’s equity, we will not record our pro rata share of American Cellular’s operations.

      On January 26, 2001, the Federal Communications Commission concluded an auction of 10 MHz and 15 MHz PCS licenses in the C and F blocks in a number of markets. Through one of our wholly-owned subsidiaries we were the winning bidder for 14 of the auctioned licenses representing an estimated total population of 19.8 million. The FCC is currently considering our post-auction application for a grant of those licenses, as well as legal challenges to this application. If our subsidiary is granted all 14 licenses, our total cost will be $546.1 million. However, in June 2001, the United States Court of Appeals for the District of Columbia Circuit ruled that the FCC did not have the authority to auction certain of those licenses, including 11 of the 14 licenses, which constitutes $536.5 million of total amount that we bid. The Circuit Court decision was appealed to the United States Supreme Court, which on March 4, 2002, granted certiorari and agreed to hear the appeal. The Supreme Court heard oral argument on October 8, 2002. We cannot predict at this time how or when the Supreme Court may rule on the issues in this case. If the decision of the Court of Appeals is upheld on appeal, it is unlikely that we will be granted any of those 11 licenses. We received a refund of approximately $91.2 million of our $109.2 million deposit on April 4, 2002. Verizon Wireless has filed an appeal with the U.S. Court of Appeals for the D.C. Circuit challenging the FCC’s decision to not refund the entirety of its deposit. It is unclear at this time whether Verizon’s appeal, even if successful, would result in similar relief for us.

      More recently, several bills have been introduced in Congress that would compel the FCC to return remaining deposits and allow winning bidders to elect to exit the auction without any further obligations. However, to date no legislation has been passed to this effect, and it is unclear if the proposed legislation will be enacted into law. In addition, the FCC recently requested comment on a proposal to allow winning bidders voluntarily to dismiss all of their pending auction applications, or to pick and choose certain pending applications to dismiss, and has further asked whether such dismissal should be without prejudice to the participation by the applicant in any future re-auction of such licenses or to the rights of such applicant to obtain such licenses in any future acquisition. The FCC has also asked for comment on whether it should refund all or a part of the funds remaining on deposit by such winning bidders. Comments on such proposals have been received and action by the FCC is pending. We cannot predict when the FCC may act on these proposals, or how we may utilize any relief which may be granted to it as a result of such proposals.

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

Market Swap

      On October 24, 2002 we signed a non-binding letter of intent under which we would exchange our two remaining wireless properties in California for two AT&T Wireless properties in Alaska. In addition, AT&T Wireless would transfer to us all of our Series AA preferred stock that it currently holds. Upon receipt of the Series AA preferred stock, we plan to cancel that issue. The transaction remains subject to the execution of definitive agreements, board of director approvals, federal regulatory approvals and certain other conditions.

Subscribers

      Our subscriber base contains three types of subscribers; post-paid, reseller and pre-paid. Post-paid subscribers account for the largest portion of our subscriber base, at 96.3%. These subscribers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these subscribers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller subscribers are similar to our post-paid subscribers in that they pay monthly fees to utilize our network and services, however, these subscribers are billed by a third party (reseller), who has effectively resold our service to the end user (subscriber). We in turn bill the third party for the monthly usage of the end user. The reseller base accounts for 2.6% of our total subscriber base. Our pre-paid subscribers, which account for 1.1% of our subscriber base, are subscribers that pre-pay for an agreed upon amount of minutes.

      Our average monthly revenue per subscriber and total gross additions are calculated and reported based only on post-paid subscriber information.

Revenue

      Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

      We derive service revenue by providing wireless services to our subscribers. The industry has experienced declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. The yield on our service revenue (service revenue divided by subscriber minutes of use) was $0.21 and $0.26 per minute for the three months ended September 30, 2002 and 2001, and $0.22 and $0.27 per minute for the nine months ended September 30, 2002 and 2001. These declines have generally been offset by significant increases in average minutes-of-use per subscriber. The average minute-of-use per subscriber increased 23.8% and 24.4% for the three and nine months ended September 30, 2002, compared to the same periods in 2001. We believe that the industry trend toward increasing minutes of use per subscriber will continue to offset declining revenues per minute of use due to the continued popularity of single rate calling plans and the enhanced service capacity of recently developed digital networks.

      We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming revenue accounted for 38.6% and 43.8% of our operating revenue for the three months ended September 30, 2002 and 2001, and 37.7% and 41.8% for the nine months ended September 30, 2002 and 2001. Roaming revenue typically yields slightly higher average per minute rates and higher margins than revenues from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to network operations, billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, even though roaming revenue yields have offered higher margins than revenue from our subscribers, the yields are declining and are becoming more comparable to yields from our subscribers due to increased market pressures and competition between wireless providers. Our roaming yield (roaming service revenues, which includes airtime, toll charges and surcharges, divided by roaming minutes of use) was $0.22 and $0.33 per minute for the three months ended September 30, 2002 and 2001, and $0.24 and $0.34 per minute for the nine months ended September 30, 2002 and 2001. We believe that the trend of increasing roaming minutes will continue to help offset declining roaming yields. Roaming minutes increased 32.4% and 34.8% for the three and nine months ended September 30, 2002, compared to the same periods in 2001. Roaming yields are decreasing as a result of new contracts and scheduled rate reductions in existing contracts. We believe these roaming contracts are beneficial because they secure existing traffic and provide opportunity for a continuing increase in the volume of traffic. Roaming revenue tends to be impacted by seasonality. We typically have higher roaming revenue during the second and third quarters of each year, as users tend to travel more and, therefore, use their wireless phones more during the spring and summer months.

      We include long-distance revenue in service revenue and roaming revenue. Equipment revenue is revenue from selling wireless equipment to our subscribers. Equipment revenue is recognized when the equipment is delivered to the customer. Our ability to sell wireless equipment is independent of our ability to offer wireless services to our customers; therefore, we consider equipment sales a separate earnings process and account for it accordingly.

Costs and Expenses

      Our primary operating expense categories include cost of service, cost of equipment, marketing and selling costs, general and administrative costs and depreciation and amortization.

      Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets, referred to as “roaming” costs. As discussed above with regard to service revenue, there is a continuing trend toward increasing minutes-of-use per subscriber. This includes minutes used by our subscribers when they roam into other providers’ markets. Consistent with this trend, our roaming expense per minute has declined. This decline in expense per minute has helped offset the increased expense from growth in minutes-of-use per subscriber.

      Our cost of equipment represents the costs associated with telephone equipment and accessories sold. In recent years, we, like other wireless providers, have increased the use of discounts on phone equipment and free phone promotions for phones sold to our customers, as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased revenue from increases in the number of wireless subscribers.

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

      Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of definite life intangible assets. Through December 31, 2001, these intangible assets primarily consisted of wireless license acquisition costs and customer lists. However, with the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” we have ceased the amortization of wireless license acquisition costs effective January 1, 2002. See “Critical Accounting Policies and Practices” below for further details.

Critical Accounting Policies and Practices

      We must necessarily use estimates in the presentation of our financial statements with respect to the effect of matters that are inherently uncertain. Our use of estimates and assumptions affects the reported amounts of assets, liabilities, and the amount of revenues and expenses we recognize for and during the reporting period.

      Our general and administrative expenses and certain other operating expenses include all infrastructure costs, including costs for customer support, billing, collections and corporate administration. We provide management and certain other services to all of our subsidiaries, including our 50% owned subsidiary, American Cellular, under the terms of a management agreement. As a result, we share our corporate and shared call center costs with our subsidiaries. Such costs are allocated to us and our subsidiaries based on the proportionate number of subscribers and estimated populations in our respective licensed areas. If there were a change in the method used to allocate shared costs among our subsidiaries and us, the change could have a significant impact on our results of operations.

      We depreciate our property, plant and equipment and amortize our customer lists and certain other definite life intangible assets over their useful lives. These useful lives are based on our estimates of the period that the assets will generate revenue. In accordance with SFAS No 121, our policy was to review the carrying value of our long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. With the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires companies to cease the amortization of existing goodwill and intangible assets with indefinite lives, we treat our wireless license acquisition costs as indefinite life intangible assets. Therefore, upon implementing SFAS No. 142 in its entirety on January 1, 2002, we ceased the amortization of wireless license acquisition costs and now test for impairment of the wireless license acquisition costs at least annually and only adjust the carrying amount of these intangible assets upon an impairment of wireless license acquisition costs. We also determine on an annual basis whether facts and circumstances continue to support an indefinite useful life. This change in policy has and may continue to have a significant impact to our results of operations and financial position. For the three and nine months ended September 30, 2001, the aggregate amount of amortization expense, net of income tax benefit, attributable to our wireless license acquisition costs was approximately $16.2 million and $48.2 million. Without this amortization, our earnings applicable to common shareholders would have been $29.1 million and $114.1 million for the three and nine months ended September 30, 2001. In addition, for the three and nine months ended September 30, 2001, our 50% owned, unconsolidated subsidiary, American Cellular, recorded approximately $14.8 million and $43.8 million of amortization expense related to its goodwill and approximately $8.9 million and $25.9 million of amortization expense, net of income tax benefit, related to its wireless license acquisition costs. Without this amortization, American Cellular’s earnings applicable to common stockholders would have been $7.5 million and $33.0 million for the three and nine months ended September 30, 2001.

      Through December 31, 2001, our accounting policy for impairment of long-lived assets was based on the provisions of SFAS No. 121. In accordance with SFAS No. 121, our policy was to review the carrying value of our long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such circumstances were deemed to exist, the carrying value of the asset would be compared to the estimated undiscounted future cash flows generated by the asset. In accordance with SFAS No. 121, our definite life assets will continue to be amortized over their estimated useful lives and are subject to SFAS No. 121 impairment criteria. As a result of fully implementing SFAS No. 142 on January 1, 2002, we are now required to evaluate the carrying value of our indefinite life intangible assets using their fair values, at least annually. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. Upon implementation of this new pronouncement in its entirety, we recorded a charge, net of income tax benefit, of approximately $33.3 million to reflect the write-down of our wireless license acquisition costs to their fair value and a charge of approximately $140.8 million to reflect our 50% share in the write-down of the wireless license acquisition costs of our 50% owned subsidiary, American Cellular, to their fair value. In addition, at June 30, 2002, American Cellular was not in compliance with its total debt leverage ratio. Due to factors and circumstances impacting American Cellular, American Cellular concluded that it was necessary to re-evaluate the carrying value of its goodwill and its indefinite life intangible assets in accordance with SFAS No. 142. Based on this evaluation, American Cellular concluded that there was an impairment of its goodwill. Therefore, American Cellular recorded an additional impairment loss totaling $377.0 million, at June 30, 2002.

Results of Operations

      The financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statement numbers.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

      Operating revenue. For the three months ended September 30, 2002, our total operating revenue increased $4.3 million, or 2.6%, to $169.1 million from $164.8 million for the comparable period in 2001.

      The following table sets forth the components of our revenue for the periods indicated:

	Three Months Ended September 30,

	2002		2001

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Operating revenue:
Service revenue	$97,794	57.8%	$86,963	52.8%
Roaming revenue	65,312	38.6%	72,209	43.8%
Equipment and other revenue	6,000	3.6%	5,672	3.4%

Total	$169,106	100.0%	$164,844	100.0%

      For the three months ended September 30, 2002, our service revenue increased $10.8 million, or 12.5%, to $97.8 million from $87.0 million for the three months ended September 30, 2001. This increase in revenue was primarily attributable to increased market penetration and subscriber usage. Our subscriber base increased 11% to 748,900 at September 30, 2002 from 674,800 at September 30, 2001. Our average monthly service revenue per subscriber remained constant at $45 for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Our average monthly service revenue per subscriber continues to be positively impacted by changes in the mix of digital and analog subscribers in our subscriber base. On September 30, 2002, 86.8% of our subscriber base was on digital rate plans compared to 68.6% at September 30, 2001. Our digital subscribers tend to use more minutes in a larger home area than our analog subscribers.

      For the three months ended September 30, 2002, our roaming revenue decreased $6.9 million, or 9.6%, to $65.3 million from $72.2 million for the three months ended September 30, 2001. This decline in revenue was attributable to a 31.7% decline in our roaming revenue per minute-of-use, partially offset by a 32.4% increase in roaming minutes.

      For the three months ended September 30, 2002, our equipment and other revenue increased $0.3 million, or 5.8%, to $6.0 million from $5.7 million for the three months ended September 30, 2001. This increase is primarily a result of increased revenue from management services provided to other wireless carriers.

      Cost of service. For the three months ended September 30, 2002, our total cost of service decreased $2.7 million, or 6.2%, to $42.1 million from $44.8 million for the comparable period in 2001. During the third quarter 2002, roaming costs accounted for 41% of our total cost of service. These roaming costs decreased by $4.8 million for the three months ended September 30, 2002, compared to the same period in 2001. This resulted from a 31% decline in rates charged by third-party wireless providers, resulting from new lower rate agreements, offset by a 14% increase in the minutes used by our subscribers on those providers’ networks. In addition to roaming costs, the remaining portions of our total cost of service are the costs related to operating our wireless network. These costs increased in total by $2.1 million, as a result of an approximate $1.4 million increase in wholesale toll charges and an approximate $0.7 million increase in rent related to our cell sites. Network costs increased due to increased minutes-of-use on our networks.

      Cost of equipment. For the three months ended September 30, 2002, our cost of equipment decreased $0.6 million, or 4.4%, to $12.1 million during 2002 from $12.7 million in 2001. This decline primarily resulted from a slow-down in the migration of existing subscribers from analog to digital service. We migrated 18,100 subscribers from analog to digital during the three months ended September 30, 2002, compared to 23,000 for the same period in 2001.

      Marketing and selling costs. For the three months ended September 30, 2002, our marketing and selling costs increased $0.4 million, or 2.2%, to $19.1 million from $18.7 million for the three months ended September 30, 2001, due to increases in selling costs as a result of increased advertising related to the introduction of a new line of rate plans earlier this year. Gross subscriber additions remained constant at 58,800 for the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

      General and administrative costs. For the three months ended September 30, 2002, our general and administrative costs increased $1.5 million, or 7.9%, to $20.5 million from $19.0 million for the three months ended September 30, 2001. This increase in expense was primarily the result of increased infrastructure costs, including customer service, billing, collections and administrative costs as a result of the overall growth of our business. Our average monthly general and administrative costs per average subscriber decreased 10% to $9 for 2002 compared to $10 for 2001. This decrease in general and administrative costs per subscriber was primarily from continued efficiencies gained from further integration of acquired companies and increased economies of scale.

      Depreciation and amortization expense. For the three months ended September 30, 2002, our depreciation and amortization expense decreased $23.4 million, or 50.4%, to $23.0 million from $46.4 million for 2001. This decline in expense is a result of implementing SFAS No. 142, “Goodwill and Other Intangible Assets”, which required companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under this new rule we treat our wireless license acquisition costs as indefinite life intangible assets. For the three months ended September 30, 2001, the aggregate amount of amortization expense attributable to our wireless license acquisition costs was approximately $26.3 million.

      Interest expense. For the three months ended September 30, 2002, our interest expense decreased $4.1 million, or 11.8%, to $31.1 million from $35.2 million for the three months ended September 30, 2001. This decline in expense resulted primarily from the reduction of our outstanding balance on our credit facility and lower variable interest rates.

      Other income net. For the three months ended September 30, 2002, our other income, primarily consisting of interest income, decreased $1.5 million, or 73.7%, to $0.6 million from $2.1 million for the three months ended September 30, 2001.

      Minority interests in income of subsidiaries. For the three months ended September 30, 2002, our minority interests in income of subsidiaries increased $0.5 million, or 26.2%, to $2.1 million from $1.6 million for the three months ended September 30, 2001. This increase was attributable to the increased income earned from our subsidiaries in which we do not own a 100% interest.

      Loss from investment in joint venture. For the three months ended September 30, 2001, our loss from investment in joint venture was $15.4 million. This loss represents our 50% loss from our 50% owned joint venture, American Cellular. No loss was recognized for the three months ended September 30, 2002, as a result of American Cellular’s impairment loss on their goodwill, which caused us to write down the investment in joint venture to $0 as of June 30, 2002.

      Discontinued operations. For the three months ended September 30, 2001, we had a loss of $0.7 million from discontinued operations. This represents the operations from the markets sold to Verizon Wireless during February 2002.

      Extraordinary gain. For the three months ended September 30, 2002, we had an extraordinary gain of approximately $1.6 million, net of tax expense, which resulted from the repurchase of $11.5 million principal amount of Dobson/ Sygnet senior notes for the purchase price of approximately $8.9 million.

      Net income (loss). For the three months ended September 30, 2002, our net income was $13.9 million. Our net income increased $36.8 million, or 160.5%, from a net loss of $22.9 million for the three months ended September 30, 2001. The increase in our net income was primarily attributable to our decrease in amortization expense along with the absence of loss from investment in joint venture for the three months ended September 30, 2002, due to the write-down of the investment in joint venture, as described above.

      Dividends on preferred stock. For the three months ended September 30, 2002, our dividends on preferred stock increased $2.4 million, or 10.4%, to $24.8 million from $22.4 million for the three months ended September 30, 2001. This increase was the result of additional dividends accumulating on our 12.25% and 13% senior exchangeable preferred stock.

      Excess of carrying value over repurchase price of preferred stock. During September 2002, we repurchased a total of $33.0 million carrying value of our 12.25% senior exchangeable preferred stock and $8.1 million carrying value of our 13% senior exchangeable preferred stock, for an aggregate purchase price of $10.9 million. This resulted in an excess of carrying value over repurchase price of preferred stock totaling $30.2 million.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

      Operating revenue. For the nine months ended September 30, 2002, our total operating revenue increased $22.8 million, or 5.1%, to $472.1 million from $449.3 million for the comparable period in 2001.

      The following table sets forth the components of our revenue for the periods indicated:

	Nine Months Ended September 30,

	2002		2001

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Operating revenue:
Service revenue	$278,757	59.1%	$243,670	54.2%
Roaming revenue	178,067	37.7%	187,687	41.8%
Equipment and other revenue	15,288	3.2%	17,925	4.0%

Total	$472,112	100.0%	$449,282	100.0%

      For the nine months ended September 30, 2002, our service revenue increased $35.1 million, or 14.4%, to $278.8 million from $243.7 million for the nine months ended September 30, 2001. This increase in revenue was primarily attributable to increased market penetration and subscriber usage. Our subscriber base increased 11% to 748,900 at September 30, 2002 from 674,800 at September 30, 2001. Even though we have experienced increased competition and market pressure, our average monthly service revenue per subscriber increased to $44 for the nine months ended September 30, 2002 from $43 for the nine months ended September 30, 2001, because our average monthly service revenue per subscriber continues to be positively impacted by changes in the mix of digital and analog subscribers in our subscriber base. On September 30, 2002, 86.8% of our subscriber base was on digital rate plans compared to 68.6% at September 30, 2001. Our digital subscribers tend to use more minutes in a larger home area than our analog subscribers.

      For the nine months ended September 30, 2002, our roaming revenue decreased $9.6 million, or 5.1%, to $178.1 million from $187.7 million for the nine months ended September 30, 2001. This decline in revenue was attributable to a 29.6% decline in our roaming revenue per minute-of-use, partially offset by a 34.8% increase in roaming minutes in our markets.

      For the nine months ended September 30, 2002, our equipment and other revenue decreased $2.6 million, or 14.7%, to $15.3 million from $17.9 million for the nine months ended September 30, 2001 despite the fact that our total gross subscriber additions have continued to increase. This decline in revenue is primarily due to the slow-down in the migration of existing subscribers from analog to digital service.

      Cost of service. For the nine months ended September 30, 2002, our total cost of service increased $3.4 million, or 2.8%, to $125.9 million from $122.5 million for the comparable period in 2001. During the nine months ended September 30, 2002, roaming costs accounted for 44% of our total cost of service. These roaming costs decreased by $5.4 million for the nine months ended September 30, 2002, compared to the same period in 2001. This resulted from a 26% decline in rates charged by third-party wireless providers, resulting from new lower rate agreements, offset by a 23% increase in the minutes used by our subscribers on those providers’ networks. In addition to roaming costs, the remaining portions of our total cost of service are the costs related to operating our wireless networks. These costs increased in total by $8.8 million, primarily as a result of an approximate $4.8 million increase in wholesale toll charges, an approximate $2.7 million increase in rent related to our cell sites and an increase of approximately $1.3 million in other networking costs associated with increases in our network capacity necessary to handle minute-of-use growth. Network costs have increased due to increased minutes-of-use on our networks.

      Cost of equipment. For the nine months ended September 30, 2002, our cost of equipment decreased $4.0 million, or 10.5%, to $34.8 million during 2002 from $38.8 million in 2001. This decline primarily resulted from a slow-down in the migration of existing subscribers from analog to digital service. We migrated 45,900 subscribers from analog to digital during the nine months ended September 30, 2002 compared to 75,800 for the same period in 2001.

      Marketing and selling costs. For the nine months ended September 30, 2002, our marketing and selling costs increased slightly by $0.2 million, or 0.3%, to $56.1 million from $55.9 million for the nine months ended September 30, 2001, due to an increase in gross subscriber additions. Gross subscriber additions were 178,600 during the nine months ended September 30, 2002 compared to 168,500 gross subscriber additions during the nine months ended September 30, 2001.

      General and administrative costs. For the nine months ended September 30, 2002, our general and administrative costs increased $3.2 million, or 5.8%, to $59.7 million from $56.5 million for the nine months ended September 30, 2001. This increase was primarily the result of increased infrastructure costs, including customer service, billing, collections and administrative costs as a result of the overall growth of our business. Our average monthly general and administrative costs per average subscriber decreased 10% to $9 for 2002 compared to $10 for 2001. This decrease in general and administrative costs per subscriber was primarily from continued efficiencies gained from further integration of acquired companies and increased economies of scale.

      Depreciation and amortization expense. For the nine months ended September 30, 2002, our depreciation and amortization expense decreased $70.2 million, or 51.5%, to $66.1 million from $136.3 million for 2001. This decline in expense is a result of implementing SFAS No. 142, “Goodwill and Other Intangible Assets”, which required companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under this new rule we treat our wireless license acquisition costs as indefinite life intangible assets. For the nine months ended September 30, 2001, the aggregate amount of amortization expense attributable to our wireless license acquisition costs was approximately $77.8 million.

      Interest expense. For the nine months ended September 30, 2002, our interest expense decreased $19.3 million, or 17.4%, to $92.0 million from $111.3 million for the nine months ended September 30, 2001. This decline in expense resulted primarily from the reduction of our outstanding balance on our credit facility and lower variable interest rates.

      Other income, net. For the nine months ended September 30, 2002, our other income, primarily consisting of interest income, decreased $2.4 million, or 41.5%, to $3.3 million from $5.7 million for the nine months ended September 30, 2001.

      Minority interests in income of subsidiaries. For the nine months ended September 30, 2002, our minority interests in income of subsidiaries increased $0.8 million, or 17.8%, to $5.2 million from $4.4 million in 2001. This increase was attributable to the increased income earned from our subsidiaries in which we do not own a 100% interest.

      Loss from investment in joint venture. For the nine months ended September 30, 2002, our loss from investment in joint venture increased $133.7 million, to $184.4 million, from $50.7 million for the nine months ended September 30, 2001. This increase is primarily from an impairment of goodwill recognized by our 50% owned joint venture, American Cellular.

      Discontinued operations. For the nine months ended September 30, 2002, we had income from discontinued operations (including the gain on sale) of $99.8 million, compared to a loss of $4.5 million for the nine months ended September 30, 2001. This represents the gain from the sale of the markets sold to Verizon Wireless during February 2002.

      Cumulative effect of change in accounting principle. For the nine months ended September 30, 2002, we recognized a total impairment on our wireless license acquisition costs of approximately $174.1 million, net of tax benefit, as a result of implementing SFAS No. 142, “Goodwill and Other Intangible Assets”. Of this total, $33.3 million reflects our impairment and $140.8 million reflects the impairment from our 50% interest in American Cellular.

      Extraordinary gain. For the nine months ended September 30, 2002, we had an extraordinary gain of approximately $1.6 million, net of tax expense, which resulted from the repurchase of $11.5 million principal amount of Dobson/ Sygnet senior notes for the purchase price of approximately $8.9 million.

      Net loss. For the nine months ended September 30, 2002, our net loss was $174.8 million. Our net loss increased $75.9 million, or 76.7%, from $98.9 million for the nine months ended September 30, 2001. The increase in our net loss was primarily attributable to our cumulative effect of change in accounting principle and our loss from investment in joint venture, offset by the gain from the sale of discontinued operations.

      Dividends on preferred stock. For the nine months ended September 30, 2002, our dividends on preferred stock increased $8.2 million, or 12.9%, to $71.6 million from $63.4 million for the nine months ended September 30, 2001. This increase was primarily the result of dividends related to our issuance of 200,000 shares of our Series AA Preferred Stock on February 8, 2001, and the additional dividends accumulating on our 12.25% and 13% senior exchangeable preferred stock.

      Excess of carrying value over repurchase price of preferred stock. During September 2002, we repurchased a total of $33.0 million carrying value of our 12.25% senior exchangeable preferred stock and $8.1 million carrying value of our 13% senior exchangeable preferred stock, for an aggregate purchase price of $10.9 million. This resulted in an excess of carrying value over the repurchase price totaling $30.2 million.

Liquidity and Capital Resources

      We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, bank debt and the sale of debt and equity securities.

Net Cash Flow

      At September 30, 2002, we had working capital of $190.6 million, a ratio of current assets to current liabilities of 2:1 and an unrestricted cash balance of $287.3 million, which compares to working capital of $181.9 million, a ratio of current assets to current liabilities of 1.9:1 and an unrestricted cash balance of $161.6 million at December 31, 2001.

      Our net cash provided by operating activities totaled $128.4 million for the nine months ended September 30, 2002 compared to $41.9 million for the nine months ended September 30, 2001. The increase was primarily due to increases in operating income, reductions in interest expense and increased cash flows from changes in current assets and liabilities.

      Our net cash provided by investing activities totaled $363.6 million for the nine months ended September 30, 2002, compared to net cash used in investing activities of $186.3 million for the nine months ended September 30, 2001. The increase was primarily due to the net proceeds from sale of certain markets to Verizon Wireless for a total of approximately $349.7 million, less approximately $14.1 million reserved in escrow.

      Net cash used in financing activities was $366.3 million for the nine months ended September 30, 2002 compared to net cash provided by financing activities of $175.9 million for the nine months ended September 30, 2001. Financing activity sources for the nine months ended September 30, 2002 consisted primarily of proceeds from long-term debt of $381.5 million, which was offset by repayments of long-term debt totaling $714.5 million, purchase of treasury stock of $7.8 million, purchase of preferred stock of $10.9 million and purchase of Dobson/Sygnet senior notes of $8.9 million. For the nine months ended September 30, 2001, net cash provided by financing was considerably higher compared to 2002, due to issuance of preferred stock of $200.0 million and payments of long-term debt of only $540.2 million compared to $714.5 million in 2002.

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

      At September 30, 2002, this credit facility included a $204.5 million revolving credit facility and $300.4 million remaining of term loan facilities consisting of a Term A Facility of $146.1 million, a Term B Facility of $83.3 million and an additional Term B Facility of $71.0 million. These loans begin to mature in 2007. As of September 30, 2002, we had $504.9 million outstanding under this credit facility and we had $95.5 million of availability.

      Advances bear interest, at our option, on a prime rate or LIBOR formula. The weighted average interest rate was 4.5% for the nine months ended September 30, 2002. Our obligations under the credit facility are secured by:

•	a pledge of our ownership interest in DOC LLC;

•	stock and partnership interests of certain of DOC LLC’s subsidiaries; and

•	liens on substantially all of the assets of DOC LLC and its restricted subsidiaries, including FCC licenses, but only to the extent such licenses can be pledged under applicable law.

      We are required to amortize the Term A Facility with quarterly principal payments of $5.0 million, which began on June 30, 2001, increasing over the term of the loan to quarterly principal payments of $25.0 million. We are required to amortize the Term B Facility with quarterly principal payments of $375,000 from March 31, 2000 through December 31, 2006 and with quarterly principal payments of $34.9 million during 2007. The company began amortizing the additional $125.0 million portion of the Term B Facility with quarterly principal payments of $312,500 on June 30, 2000, and will continue through March 31, 2007. These quarterly principal payments on the addition Term B Facility will increase to $29.1 million from June 30, 2007 through March 31, 2008. Under certain circumstances, we are required to make prepayments of proceeds received from significant asset sales, new borrowings and sales of equity and a portion of excess cash flow. When we completed the sale of four licenses to Verizon Wireless for a total purchase price of $348.0 million during February 2002, we permanently prepaid approximately $248.4 million towards this credit facility. In addition, we have the right to prepay the credit facility in whole or in part at any time. During the nine months ended September 30, 2002, our total scheduled principal payments were approximately $10.5 million under this facility. During the remainder of 2002, we will be required to make additional principal payments totaling $3.9 million. In addition, during 2003, we will be required to make additional principal payments totaling $22.5 million. As of September 30, 2002, we had $504.9 million outstanding under the credit facility.

      Our credit facility imposes a number of restrictive covenants that, among other things, limit our ability to incur additional indebtedness, create liens, make capital expenditures and pay dividends. In addition, we are required to maintain certain financial ratios with respect to the borrower and certain of its subsidiaries, including, but not limited to:

•	a ratio of senior indebtedness to operating cash flow of initially not more than 7.75 to 1, decreasing over time to 5.00 to 1;

•	a ratio of operating cash flow to debt service requirements of initially not less than 1.15 to 1, increasing over time to 1.50 to 1;

•	a ratio of operating cash flow to interest expense of initially not less than 1.40 to 1, increasing over time to 2.25 to 1;

•	a ratio of operating cash flow minus capital expenditures to the sum of debt service requirements and cash distributions of initially not less than 1.05 to 1, increasing over time to 1.15 to 1; and

•	a limitation of capital expenditures.

      At September 30, 2002, we were in compliance with all required financial ratios and expect to continue to be in compliance throughout 2002.

Dobson/ Sygnet Senior Notes

      Our subsidiary, Dobson/ Sygnet, has outstanding $200.0 million aggregate principal amount of senior notes that mature in 2008. However, on September 30, 2002, we purchased $11.5 million principal amount of these senior notes for approximately $8.9 million. Therefore, on a consolidated basis at September 30, 2002, these senior notes have a remaining outstanding principal balance totaling $188.5 million and we recognized an extraordinary gain of $1.6 million, net of tax, relating to this purchase. The Dobson/ Sygnet notes bear interest at an annual rate of 12.25%, payable semi-annually on each June 15 and December 15. The Dobson/ Sygnet note indenture contains restrictive covenants that, among other things, limit the ability of Dobson/ Sygnet and its subsidiaries to incur additional indebtedness, create liens, pay dividends or make distributions in respect of their capital stock, make investments or certain other restricted payments, sell assets, redeem capital stock, issue or sell stock of restricted subsidiaries, enter into transactions with stockholders or affiliates or effect a consolidation or merger.

Sygnet Wireless Credit Facility

      Our indirect wholly-owned subsidiary, Sygnet Wireless, is a party to a secured credit agreement for an aggregate of $319.7 million, consisting of a $34.8 million revolving credit facility and $284.9 million of term loan facilities. Interest on the revolving credit facility and the term loan facilities is based on a prime rate or a LIBOR formula, and has ranged between 4.4% and 10.5% since inception. As of September 30, 2002, the only amounts outstanding were the term loan facilities totaling $284.9 million, thus we had $34.8 million of availability under the Sygnet revolving credit facility.

      The obligations under the Sygnet credit facility are secured by a pledge of the capital stock of Dobson/ Sygnet’s operating subsidiary as well as a lien on substantially all of the assets of Dobson/ Sygnet and the assets of its operating subsidiary. The Sygnet credit facilities require that Dobson/ Sygnet and we maintain certain financial ratios. The failure to maintain these ratios would constitute an event of default, notwithstanding Dobson/ Sygnet’s ability to meet its debt service obligations. The Sygnet credit facilities amortize quarterly. The $34.8 million revolving credit facility terminates on September 23, 2006. The $284.9 million term loans terminate on December 23, 2007. During the nine months ended September 30, 2002, Dobson/Sygnet’s total scheduled principal payments were approximately $10.7 million under this facility. During the remainder of 2002, Dobson/Sygnet will be required to make additional principal payments totaling $3.6 million. In addition during 2003, Dobson/Sygnet will be required to make additional principal payments totaling $28.3 million. The weighted average interest rate on the Dobson/ Sygnet credit facilities was 5.0% for the nine months ended September 30, 2002.

American Cellular Credit Facility and Senior Subordinated Notes

      The American Cellular joint venture has a bank credit facility of $1.34 billion with Bank of America N.A., as Administrative Agent and a group of participating lenders. American Cellular has required, and will likely continue to require, substantial capital to further develop, expand and upgrade its wireless systems. The American Cellular joint venture has budgeted approximately $55.0 million for American Cellular capital expenditures in 2002, of which, approximately $5.0 million to $10.0 million will be used to begin their GSM/GPRS overlay. At September 30, 2002, American Cellular had $6.0 million of unrestricted cash and $75.2 million in restricted cash, of which $67.0 million of the restricted cash was in escrow to pay interest on its Senior Subordinated Notes. American Cellular anticipates that their cash flow from operations, along with this cash, will be sufficient to meet their short-term cash needs.

      On February 25, 2000, American Cellular obtained a $1.75 billion bank credit facility that included a $300.0 million revolving credit facility and $1.45 billion of term loan facilities. American Cellular’s credit facility was amended effective March 14, 2001, when American Cellular permanently repaid $200.0 million of the term loan. American Cellular used proceeds from the issuance of $450.0 million Senior Subordinated

Notes due 2009 (described below), to reduce the credit facility to $1.55 billion. American Cellular’s credit facility was further amended effective June 4, 2001, when American Cellular permanently repaid $201.3 million of the term notes under the credit facility with proceeds from the issuance of $250.0 million Senior Subordinated Notes due 2009 (described below) and the credit facility was reduced to $1.34 billion. On September 27, 2001, American Cellular and its lenders agreed to a third amendment to the credit facility, which modified certain financial covenants (described below). In addition to its financial covenants, American Cellular is required to make prepayments of proceeds received from significant asset sales, new borrowings and a portion of excess cash flow. When American Cellular completed the sale of Tennessee 4 RSA to Verizon Wireless for a total purchase price of $202.0 million during February 2002, it permanently reduced its credit facility by approximately $190.0 million. The maximum availability of American Cellular’s credit facility is limited by restrictions, such as certain financial ratios. As of September 30, 2002, American Cellular had outstanding borrowings under its credit facility of $904.9 million, with no additional amounts available for future borrowings.

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

      Interest on the revolving credit facility and the term loan facilities is variable and is based on a prime rate or a LIBOR formula. The weighted average interest rate for the nine months ended September 30, 2002 was 4.8% and interest rates have ranged between 4.4% and 10.1% since the credit facility’s inception in February 2000.

      American Cellular’s credit facility includes a financial covenant requiring that American Cellular not exceed a total debt leverage ratio ranging from 9.25 to 1.00 in the first quarter to 7.75 to 1.00 in the fourth quarter 2002. At June 30, 2002 and September 30, 2002, American Cellular failed to comply with this covenant. American Cellular has had and will continue to have discussions with the lenders regarding the credit facility. The lenders presently have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility. Acceleration under the credit facility would allow the holders of American Cellular’s Senior Subordinated Notes to declare the principal and interest of the Senior Subordinated Notes immediately due and payable. American Cellular would then be required to either refinance the debt or repay the amounts due. If this were to occur, American Cellular would attempt to renegotiate the debt with the holders to provide, among other things, for an extended repayment term. American Cellular can provide no assurance that it will be able to renegotiate the debt under these conditions or meet its obligation under the accelerated repayment terms. Therefore, as of June 30, 2002 and as of September 30, 2002, American Cellular classified all of its long-term debt as current. Unless such non-compliance is resolved, there continues to be substantial doubt about American Cellular’s ability to continue as a going concern, as expressed in the independent auditors report on American Cellular’s 2001 financial statements. Also as a result of American Cellular’s non-compliance, subsequent to September 30, 2002, all borrowings under its credit facility are only available based on prime rate, which will increase American Cellular’s borrowing rate in the future.

      During the nine months ended September 30, 2002, American Cellular’s total scheduled principal payments were approximately $27.2 million under its facility. During the remainder of 2002, American Cellular will be required to make additional scheduled principal payments totaling $10.6 million and during 2003, American Cellular will be required to make scheduled principal payments totaling $56.8 million.

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

Dobson Communications

      On February 8, 2001, we issued 200,000 shares of our Series AA Preferred Stock to AT&T Wireless for aggregate cash proceeds of $200.0 million. Each share of Series AA Preferred Stock is entitled to cumulative annual dividends of 5.96% on the liquidation preference of $1,000 per share, subject to certain adjustments. Dividends accrue but are not payable until after February 2006. At September 30, 2002, we had approximately $19.9 million in accrued dividends payable on our balance sheet related to this issue. Each share of Series AA Preferred Stock is mandatorily exchangeable for one share of our Series A Convertible Preferred Stock, par value $1.00 per share. Each share of our Series A Convertible Preferred Stock will be convertible into our Class A Common Stock at a conversion price of $25.35 per share. At September 30, 2002, we had 200,000 shares of Series AA Preferred Stock issued and outstanding. On October 24, 2002 we signed a non-binding letter of intent with AT&T Wireless that would, among other things, result in AT&T Wireless transferring to us all of our Series AA preferred stock. Upon receipt of the Series AA preferred stock, we plan to cancel that issue.

      As of September 30, 2002, we had outstanding 369,579 shares of our 12.25% senior preferred stock and 250,854 shares of our 13% senior preferred stock with aggregate liquidation values of $413.3 million and $264.6 million, respectively, including accrued stock dividends. Each certificate of designation for our senior preferred stock contains restrictive covenants, which may limit our ability to incur indebtedness in the future. In September, we repurchased a total of $33.0 million carrying value of our 12.25% senior exchangeable preferred stock and $8.1 million carrying value of our 13% senior exchangeable preferred stock, for an aggregate purchase price of $10.9 million. This repurchase resulted in an excess of carrying value over repurchase price of preferred stock totaling $30.2 million, thus, increasing earnings applicable to common stockholders.

      Our principal stockholder, Dobson CC Limited Partnership, or DCCLP, and certain of its affiliates, are parties to credit agreements with Bank of America, N.A. These credit agreements have aggregate principal amounts outstanding of approximately $280 million as of September 30, 2002. To secure their obligations under these credit agreements, DCCLP and these affiliates individually pledged certain assets, which include beneficial ownership of securities representing controlling interests in DCCLP and in us. These loans will mature on March 31, 2003, unless extended. If the loans are not paid at maturity or if an event of default occurs under the loan agreements, and the lender elects to foreclose on the collateral, we could experience a change of control under the indenture governing our outstanding senior notes, our certificates of designation governing two series of our outstanding senior preferred stock, and our bank credit facility, and under the indenture governing the outstanding senior notes of our subsidiary, Dobson/ Sygnet.

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

Capital Commitments

      We had capital expenditures of $65.1 million for the nine months ended September 30, 2002. We have budgeted approximately $85.0 million for capital expenditures in 2002, of which, approximately $5.0 million to $10.0 million will be used to begin our GSM/ GPRS overlay. In addition, on September 14, 2001, our Board of Directors authorized the expenditure of up to $80.0 million over the next twelve months for the possible repurchase of shares of our outstanding Class A common stock. As of September 30, 2002, we had purchased an aggregate of 4.6 million shares for a total cost of $26.3 million. On November 7, 2002, our Board of Directors adopted a new stock purchase plan, which authorized us to purchase of up to 10 million shares of our outstanding Class A common stock over the next twelve months. We may require additional financing for future acquisitions, to refinance our debt at its final maturities and to meet the mandatory redemption provisions on our senior preferred stock. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions.

      On November 16, 2001, (as amended on August 5, 2002), we agreed to purchase approximately $100.5 million of cell site and switching equipment from Nortel Networks Corp. prior to July 15, 2005. Approximately $52.2 million of the commitment remained outstanding at September 30, 2002. If we fail to fully meet this commitment by July 15, 2005, we could be forced to pay a penalty of up to 20% of the unfulfilled commitment. We expect to substantially fulfill our purchase commitment under this agreement prior to its scheduled completion date. We have and will continue to finance our purchases made under this commitment using cash flows from operations or funds available under our credit facilities.

      On January 26, 2001, the FCC concluded an auction of 10 MHz and 15 MHz PCS licenses in the C and F Blocks in a number of markets. Through one of our wholly-owned subsidiaries, we were the winning bidder for 14 of the auctioned licenses representing an estimated total population of 19.8 million. The FCC is currently considering that subsidiary’s post-auction application for grant of those licenses, as well as legal challenges to this application. If our subsidiary is granted all 14 licenses, the total cost will be $546.1 million. However, in June 2001, the United States Court of Appeals for the District of Columbia Circuit ruled that the FCC did not have the authority to auction certain of those licenses previously licensed to NextWave Personal Communications, Inc., including 11 of the 14 licenses for which our subsidiary was the successful bidder. These 11 licenses represent $536.5 million of the total amount that our subsidiary bid. The Court’s decision was appealed to the United States Supreme Court, which on March 4, 2002, granted certiorari and agreed to hear the appeal. The Supreme Court heard oral argument on October 8, 2002. We cannot predict at this time how or when the Supreme Court may rule on the issues in this case.

      If the decision of the Court of Appeals in the NextWave litigation becomes final or is upheld on appeal or a settlement is not reached, it is unlikely that our subsidiary will be granted the 11 licenses for spectrum previously licensed to NextWave. It is likely, however, that our subsidiary would then receive a full refund of the balance of the deposit attributable to the 11 licenses at that time. In addition, if our subsidiary does not acquire those licenses, we do not anticipate that we would execute our current plan to build a jointly-owned PCS network with AT&T Wireless. Consequently, we may be forced to reevaluate the PCS component of our previously announced strategy. However, if our subsidiary is granted the licenses, we are uncertain as to how they would finance the purchase, since there is no commitment for financing currently in place. Sources of additional financing for these licenses may include commercial bank borrowings and the sale of equity or debt securities. We have no assurance that any such financing will be available on acceptable terms or at all. In addition, we cannot predict the effect on our competitive position due to any change to our business plan regarding the auctioned licenses.

      Included on our balance sheet are deposits totaling $18.0 million at September 30, 2002 and $109.2 million at December 31, 2001, related to these 14 licenses. In light of the substantial delays associated with the pending NextWave litigation, our subsidiary (along with other winning bidders) requested that the FCC refund that portion of our deposit attributable to the 11 licenses. In March 2002, the FCC announced that subject to the terms of its Order, the FCC would make a refund of 85% of the portion of the deposits attributable to those licenses involved in the pending NextWave litigation and our license application would remain pending during the pendency of the NextWave litigation. Pursuant to this Order, we received a refund of approximately $91.2 million of its $109.2 million deposit in April 2002. Verizon Wireless has filed an appeal with the U.S. Court of Appeals for the D.C. Circuit challenging the FCC’s decision to not refund the entirety of its down payment. It is unclear at this time whether Verizon’s appeal, even if successful, would result in similar relief for us.

      More recently, several bills have been introduced in Congress that would compel the FCC to return remaining deposits and allow winning bidders to elect to exit the auction without any further obligations. However, to date no legislation has been passed to this effect, and it is unclear if the proposed legislation will be enacted into law. In addition, the FCC recently requested comment on a proposal to allow winning bidders voluntarily to dismiss all of their pending auction applications, or to pick and choose certain pending application to dismiss, and has further asked whether such dismissal should be without prejudice to the participation by the applicant in any future re-auction of such licenses or to the rights of such applicant to obtain such licenses in any future acquisition. The FCC has also asked for comment on whether it should refund all or a part of the funds remaining on deposit by such winning bidders. Comments on such proposals have been received and action by the FCC is pending. We cannot predict when the FCC may act on these proposals, or how we may utilize any relief which may be granted to us as a result of such proposals.

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

Effect of New Accounting Standards

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to cease the amortization of existing goodwill and intangible assets with indefinite lives effective January 1, 2002. As a result of the adoption of SFAS No. 142, we reassessed the useful lives of our intangible assets. A significant portion of our intangible assets are classified as “Wireless license acquisition costs,” which represents the costs associated with acquiring our FCC licenses. These licenses allow us to provide wireless services by giving us the exclusive right to utilize certain radio frequency spectrum. Although the FCC licenses are issued for only a fixed time, generally ten years, these licenses are renewed by the FCC on a routine basis and for a nominal fee. In addition, we have determined that there are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of these FCC licenses. As a result, our wireless license acquisition costs are treated as indefinite life intangible assets. Therefore, upon implementing SFAS No. 142 in its entirety on January 1, 2002, we ceased the amortization of our wireless license acquisition costs and now test for impairment of our wireless license acquisition costs at least annually and only adjust the carrying amount of these intangible assets upon an impairment of the wireless license acquisition costs. We also determine on an annual basis whether facts and circumstances continue to support an indefinite useful life. During the three and nine months ended September 30, 2001, we recorded approximately $16.2 million and $48.2 million of amortization expense, net of income tax benefit, related to our wireless license acquisition costs. Without this amortization, our earnings applicable to common shareholders would have been $29.1 million and $114.1 million for the three and nine months ended September 30, 2001. In addition, our 50% owned unconsolidated subsidiary, American Cellular, recorded approximately $14.8 million and $43.8 million of amortization expense related to their goodwill and approximately $8.9 million and $25.9 million of amortization expense, net of income tax benefit, related to their wireless license acquisition costs, for the three and nine months ended September 30, 2001. Without this amortization, American Cellular’s earnings applicable to common stockholders would have been $7.5 million and $33.0 million for the three and nine months ended September 30, 2001.

      Through December 31, 2001, our accounting policy for impairment of long-lived assets was based on the provisions of SFAS No. 121. In accordance with SFAS No. 121, our policy was to review the carrying value of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such circumstances were deemed to exist, the carrying value of the asset would be compared to the estimated undiscounted future cash flows generated by the asset. In accordance with SFAS No. 121, our definite life assets will continue to be amortized over their estimated useful lives and are subject to SFAS No. 121 impairment criteria. As a result of fully implementing SFAS No. 142 on January 1, 2002, we are now required to evaluate the carrying value of our indefinite life intangible assets using their fair values, at least annually. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

      Upon implementation of SFAS No. 142, we first performed a comparison of the carrying amounts of our wireless license acquisition costs to the fair value of those assets. For purposes of this comparison, it is our policy to aggregate our wireless license acquisition costs. We determined the fair value of our wireless license acquisition costs based on our estimated future discounted cash flows. Based on the comparison, we determined that the carrying amount of our wireless license acquisition costs exceeded their estimated fair value. As a result, we recorded a charge in the first quarter of 2002, net of income tax benefit, of approximately $33.3 million to reflect the write-down of our wireless license acquisition costs to their fair value and a charge of approximately $140.8 million to reflect our equity in the write-down of the wireless license acquisition costs of our 50% owned subsidiary American Cellular, to their fair value. In addition, at June 30, 2002 and September 30, 2002, when American Cellular failed to comply with its total debt leverage ratio, it re-evaluated the carrying value of its goodwill and their indefinite life intangible assets in accordance with SFAS No. 142. Based on this evaluation, American Cellular concluded that there was an impairment of its goodwill. Therefore, American Cellular recorded an additional impairment loss totaling $377.0 million, as of June 30, 2002.

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

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121. However, it maintains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business,” for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. During the fourth quarter 2001, we entered into definitive agreements to sell five markets, one of which is owned by our 50% owned, indirect subsidiary, American Cellular. With these agreements, we elected to early adopt this standard during the fourth quarter of 2001, effective January 1, 2001, to properly reflect the operations, assets and liabilities of these markets as discontinued operations in our condensed consolidated financial statements.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

      Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. The counterparty is a major financial institution. As of September 30, 2002, we had interest rate hedges under various derivative contracts totaling $325.0 million on our $504.9 million DOC LLC credit facility. The terms of these agreements began expiring in March 2002 and will continue through April 2003. For the three months ended September 30, 2002 and 2001, the interest expense related to the hedge was approximately $4.0 million and $2.3 million, respectively, due to the decline in current market interest rates. For the nine months ended September 30, 2002 and 2001, the interest expense related to the hedge was approximately $11.8 million and $4.4 million, respectively, due to the decline in current market interest rates.

      At September 30, 2002, we had long-term debt outstanding of $1.3 billion, of which, $464.8 million bears interest at floating rates. These rates averaged 4.6% for the nine months ended September 30, 2002. One percentage point of an interest rate adjustment would change our interest expense on an annual basis by approximately $4.6 million.

Item 4.     Controls and Procedures

      Within the 90-day period prior to the filing of this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, (as defined in Rule 13a - 14(c) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective.

      There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.

OTHER INFORMATION

Item 1.     Legal Proceedings

      Not applicable

Item 2.     Changes in securities and Use of Proceeds

      Not applicable

Item 3.     Defaults Upon Senior Securities

      Not applicable

Item 4.     Submission of matters to a Vote of Security Holders

      Not applicable

Item 5.     Other Information

      Not applicable

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

      The following exhibits are filed as a part of this report:

Exhibit		Method of
Numbers	Description	Filing

2.1	Agreement and Plan of Merger dated October 5, 1999 among ACC Acquisition LLC, ACC Acquisition Co. and American Cellular Corporation.	(8)[2.11]
2.2	Agreement and Plan of Recapitalization among Dobson Communications Corporation, Dobson Operating Company, Dobson CC Limited Partnership, Russell L. Dobson, J.W. Childs Equity Partners II, L.P., AT&T Wireless, Inc. and the other stockholders of Dobson Communications Corporation’s Class A Common Stock and Class D Preferred Stock.	(8)[2.15]
3.1	Registrant’s Amended and Restated Certificate of Incorporation.	(8)[3.1]
3.2	Registrant’s Amended and Restated By-laws.	(13)[3(ii)]
4.1	Amended, Restated, and Consolidated Revolving Credit and Term Loan Agreement dated as of January 18, 2000 among Dobson Operating Co., L.L.C., Banc of America Securities, LLC, Bank of America, N.A., Lehman Commercial Paper Inc. and TD Securities (USA) Inc., and First Union National Bank and PNC Bank, National Association, and the Lenders.	(8)[4.6]
4.1.1	Amendment, Waiver and Consent to the Dobson Operating Co., L.L.C., Credit Agreement dated as of June 19, 2000 among Dobson Operating Co., L.L.C., as Borrower, Bank of America, N.A., as Administrative Agent, Required Lenders and Guarantors	(9)[10.2]
4.1.2	Amendment and Consent dated November 24, 2000 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(14)[4.3.2]
4.1.3	Amendment and Consent dated May 4, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(18)[4.1.3]
4.1.4	Amendment dated August 1, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(18)[4.1.4]

Exhibit		Method of
Numbers	Description	Filing

4.1.5	Amendment dated January 23, 2002 to the Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(18)[4.1.5]
4.2	Indenture dated December 23, 1998 between Dobson/ Sygnet Communications Company, as Issuer, and United States Trust Company of New York, as Trustee.	(2)[4.1]
4.3	Collateral Pledge and Security Agreement dated December 23, 1998 between Dobson/ Sygnet Communications Company, as Pledgor, and NationsBanc Montgomery Securities LLC, Lehman Brothers Inc., First Union Capital Markets, a division of Wheat First Securities, Inc. and TD Securities (USA) Inc., as Initial Purchasers, and United States Trust Company of New York, as Trustee.	(3)[4.18]
4.4	Form of Common Stock Certificate.	(8)[4.16]
4.5	Indenture dated June 22, 2000 by the Registrant and United States Trust Company of New York, as Trustee	(9)[4]
4.6	Senior Debt Indenture dated as of July 18, 2001, between the Registrant and The Bank of New York, as Trustee	(15)[4.2]
4.7.1	Subordinated Debt Indenture dated as of July 18, 2001 between the Registrant and The Bank of New York, as Trustee	(15)[4.3]
4.7.2	Certificate of Trust for Dobson Financing Trust	(15)[4.4]
4.8	Declaration of Trust for Dobson Financing Trust	(15)[4.5]
4.9	Indenture dated as February 28, 1997 between the Registrant and United States Trust Company of New York, as Trustee	(5)[4.6]
4.10	Credit agreement among the Agents and Lenders named therein and Sygnet Wireless Inc. (f/k/a Dobson/ Sygnet Operating Company) dated December 22, 1998	(3)[4.4]
4.11	Form of Certificate of Designation of the Powers, Preferences and Relative, Optional and Other Special Rights of the Registrant’s Series AA Preferred Stock	(13)[4.1]
4.12	Form of Certificate of Designation of the Powers, Preferences and Relative, optional and Other Special Rights of the Registrant’s Series A Convertible Preferred Stock	(13)[4.2]
10.1	Registrant’s 2002 Employee Stock Purchase Plan	(20)[10.1]
10.1.1*	Registrant’s 1996 Stock Option Plan, as amended.	(3)[10.1.1]
10.1.2*	Form of 2000-1 Amendment to the DCC 1996 Stock Option Plan.	(8)[10.1.3]
10.1.3*	Form of Dobson Communications Corporation 2000 Stock Option Plan.	(8)[10.1.4]
10.2	Registrant’s 2002 Stock Incentive Plan Letter dated June 3, 1996 from Registrant to Bruce R.	(20)[10.2]
10.3.1*	Knooihuizen describing employment arrangement.	(5)[10.3.2]
10.3.2*	Letter dated October 15, 1996 from Fleet Equity Partners to Justin L. Jaschke regarding director compensation.	(5)[10.3.3]
10.3.3*	Letter dated October 28, 1997 from Registrant to R. Thomas Morgan describing employment arrangement.	(1)[10.3.5]
10.3.4*	Letter dated August 25, 1998 from Registrant to Richard D. Sewell, Jr. describing employment arrangement.	(3)[10.3.6]
10.3.5*	Consulting Agreement dated December 21, 1998 between Registrant and Albert H. Pharis, Jr.	(3)[10.3.7]
10.3.6*	Consulting Agreement dated August 15, 1998 between the Registrant and Russell L. Dobson and Addendum thereto dated October 1, 1998.	(8)[10.3.8]

Exhibit		Method of
Numbers	Description	Filing

10.4	General Purchase Agreement dated January 13, 1998 between Lucent Technologies, Inc. and Dobson Cellular Systems, Inc., as amended	(1)[10.4.7]
10.4.1	Amendment No. 1 to General Purchase Agreement between Dobson Cellular Systems and Lucent Technologies, Inc.	(10)[10.4.3]
10.5	Operating Agreement dated January 16, 1998, as amended, between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc.	(8)[10.4.4]
10.5.1	Second Addendum to Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and Dobson Cellular Systems, Inc. and its Affiliates dated May 8, 2002	(19)[10.5.1]
10.6†	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated as of November 16, 2001.	(18)[10.6]
10.6.1†	Amendment No. 1 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated August 5, 2002.	(21)
10.7	Second Amended and Restated Partnership Agreement of Gila River Cellular General Partnership dated September 30, 1997	(7)[10.8]
10.8	Stockholder and Investor Rights Agreement dated January 31, 2000 among the Registrant and the Shareholders listed therein (without exhibits).	(8)[10.7.2.3]
10.8.1	Amendment No. 1 to Stockholder and Investor rights Agreement among AT&T Wireless Services, Inc., the Registrant, and certain other parties	(13)[10.4]
10.9†	License Agreement dated October 8, 2001 between Dobson Communications Corporations and H.O. Systems, Inc.	(18)[10.9]
10.10*	Form of Dobson Communications Corporation Director Indemnification Agreement.	(8)[10.9]
10.11	Agreement and Plan of Reorganization and Corporation Separation between Dobson Communications Corporation and Logix Communications Enterprises dated January 24, 2000	(8)[10.10]
10.12	Agreement by and among Dobson Communications Corporation and Dobson’s shareholders regarding the distribution of Logix Communications Enterprises, Inc. stock.	(8)[10.11]
10.13	Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC between AT&T Wireless JV Co. and Dobson JV Company dated as of February 25, 2000.	(11)[10.1]
10.14	Amended and Restated Supplemental Agreement among AT&T Wireless, Dobson Communications Corporation, Dobson CC Limited Partnership, and other signatories thereto, dated February 25, 2000.	(11)[10.1.1]
10.15	Amended and Restated Management Agreement between Dobson Cellular Systems, Inc. and ACC Acquisition LLC dated as of February 25, 2000.	(11)[10.2]
10.16	Amended and Restated Operating Agreement dated February 25, 2000 by and between AT&T Wireless Services, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(11)[10.3]
10.16.1	Addendum to Amended and Restated Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and ACC Acquisition LLC and its Affiliates dated May 8, 2002	(19)[10.16.1]
10.17	Amended and Restated Operating Agreement dated February 25, 2000 by and between Dobson Cellular Systems, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(11)[10.4]

Exhibit		Method of
Numbers	Description	Filing

10.18.1	Stock Purchase Agreement Between AT&T Wireless Services, Inc. and Dobson Communications Corporation dated as of November 6, 2000.	(12)[10.14]
10.18.2	Amendment No. 1 to Stock Purchase Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(13)[10.1]
10.19	Exchange Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(13)[10.2]
10.20	PCS Transfer Rights Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(13)[10.3]
10.21	Asset Purchase Agreement dated October 29, 2001 by and between Dobson Cellular Systems, Inc., and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(16)[10.22]
10.22	Asset Purchase Agreement dated December 6, 2001 by and between Dobson Cellular System, Inc, and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(17)[10.1]
10.23†	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002 between Cingular Wireless, LLC, and its affiliates, and Dobson Cellular Systems, Inc., and its affiliates.	(18)[10.23]

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-71633), as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Intentionally omitted.

(5)	Filed as an exhibit to the Registrant’s Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 15, 1997 and amended on November 6, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-90759), as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 6, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrants’ Registration Statement on Form S-4/ A (Registration No. 333-41512), as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 9, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s current report on Form 8-K/ A on February 22, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-64916), as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 20, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(19)	Filed as an exhibit to the Registrant’s current report on Form 8-K on May 16, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(20)	Filed as an exhibit to the Registrant’s current report on Form 8-K on June 14, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(21)	Filed herewith.

      (b) Reports on Form 8-K

      The Registrant filed a Current Report on Form 8-K on August 12, 2002, which reported the Registrant’s purchase of its Class A stock, the revision of its guidance on proportionate net subscriber additions for 2002 and its response that the roaming agreements with Cingular Wireless do not include additional information on termination clauses, under “Item 5. Other Events”.

      The Registrant filed a Current Report on Form 8-K on August 14, 2002, which reported the Registrant’s submission to the Securities and Exchange Commission a certification by its Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Registrant’s report on Form 10-Q for its fiscal quarter ended June 30, 2002, under “Item 9. REGULATION FD DISCLOSURE”.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOBSON COMMUNICATIONS CORPORATION

Date: November 14, 2002	/s/ EVERETT R. DOBSON Everett R. Dobson Chairman of the Board and Chief Executive Officer

Date: November 14, 2002	/s/ BRUCE R. KNOOIHUIZEN Bruce R. Knooihuizen Vice President and Chief Financial Officer (principal financial officer)

CERTIFICATIONS FOR FORM 10-Q

      I, Everett R. Dobson, Chairman of the Board and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dobson Communications Corporation (the “registrant”);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

DOBSON COMMUNICATIONS CORPORATION

November 14, 2002	By: /s/ EVERETT R. DOBSON Everett R. Dobson Chairman of the Board and Chief Executive Officer

CERTIFICATIONS FOR FORM 10-Q

      I, Bruce R. Knooihuizen, Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dobson Communications Corporation (the “registrant”);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DOBSON COMMUNICATIONS CORPORATION

November 14, 2002	By: /s/ BRUCE R. KNOOIHUIZEN Bruce R. Knooihuizen Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit		Method of
Numbers	Description	Filing

2.1	Agreement and Plan of Merger dated October 5, 1999 among ACC Acquisition LLC, ACC Acquisition Co. and American Cellular Corporation.	(8)[2.11]
2.2	Agreement and Plan of Recapitalization among Dobson Communications Corporation, Dobson Operating Company, Dobson CC Limited Partnership, Russell L. Dobson, J.W. Childs Equity Partners II, L.P., AT&T Wireless, Inc. and the other stockholders of Dobson Communications Corporation’s Class A Common Stock and Class D Preferred Stock.	(8)[2.15]
3.1	Registrant’s Amended and Restated Certificate of Incorporation.	(8)[3.1]
3.2	Registrant’s Amended and Restated By-laws.	(13)[3(ii)]
4.1	Amended, Restated, and Consolidated Revolving Credit and Term Loan Agreement dated as of January 18, 2000 among Dobson Operating Co., L.L.C., Banc of America Securities, LLC, Bank of America, N.A., Lehman Commercial Paper Inc. and TD Securities (USA) Inc., and First Union National Bank and PNC Bank, National Association, and the Lenders.	(8)[4.6]
4.1.1	Amendment, Waiver and Consent to the Dobson Operating Co., L.L.C., Credit Agreement dated as of June 19, 2000 among Dobson Operating Co., L.L.C., as Borrower, Bank of America, N.A., as Administrative Agent, Required Lenders and Guarantors	(9)[10.2]
4.1.2	Amendment and Consent dated November 24, 2000 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(14)[4.3.2]
4.1.3	Amendment and Consent dated May 4, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(18)[4.1.3]
4.1.4	Amendment dated August 1, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(18)[4.1.4]
4.1.5	Amendment dated January 23, 2002 to the Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(18)[4.1.5]
4.2	Indenture dated December 23, 1998 between Dobson/ Sygnet Communications Company, as Issuer, and United States Trust Company of New York, as Trustee.	(2)[4.1]
4.3	Collateral Pledge and Security Agreement dated December 23, 1998 between Dobson/ Sygnet Communications Company, as Pledgor, and NationsBanc Montgomery Securities LLC, Lehman Brothers Inc., First Union Capital Markets, a division of Wheat First Securities, Inc. and TD Securities (USA) Inc., as Initial Purchasers, and United States Trust Company of New York, as Trustee.	(3)[4.18]
4.4	Form of Common Stock Certificate.	(8)[4.16]
4.5	Indenture dated June 22, 2000 by the Registrant and United States Trust Company of New York, as Trustee	(9)[4]
4.6	Senior Debt Indenture dated as of July 18, 2001, between the Registrant and The Bank of New York, as Trustee	(15)[4.2]
4.7.1	Subordinated Debt Indenture dated as of July 18, 2001 between the Registrant and The Bank of New York, as Trustee	(15)[4.3]
4.7.2	Certificate of Trust for Dobson Financing Trust	(15)[4.4]
4.8	Declaration of Trust for Dobson Financing Trust	(15)[4.5]
4.9	Indenture dated as February 28, 1997 between the Registrant and United States Trust Company of New York, as Trustee	(5)[4.6]
4.10	Credit agreement among the Agents and Lenders named therein and Sygnet Wireless Inc. (f/k/a Dobson/ Sygnet Operating Company) dated December 22, 1998	(3)[4.4]

Exhibit		Method of
Numbers	Description	Filing

4.11	Form of Certificate of Designation of the Powers, Preferences and Relative, Optional and Other Special Rights of the Registrant’s Series AA Preferred Stock	(13)[4.1]
4.12	Form of Certificate of Designation of the Powers, Preferences and Relative, optional and Other Special Rights of the Registrant’s Series A Convertible Preferred Stock	(13)[4.2]
10.1	Registrant’s 2002 Employee Stock Purchase Plan	(20)[10.1]
10.1.1*	Registrant’s 1996 Stock Option Plan, as amended.	(3)[10.1.1]
10.1.2*	Form of 2000-1 Amendment to the DCC 1996 Stock Option Plan.	(8)[10.1.3]
10.1.3*	Form of Dobson Communications Corporation 2000 Stock Option Plan.	(8)[10.1.4]
10.2	Registrant’s 2002 Stock Incentive Plan Letter dated June 3, 1996 from Registrant to Bruce R.	(20)[10.2]
10.3.1*	Knooihuizen describing employment arrangement.	(5)[10.3.2]
10.3.2*	Letter dated October 15, 1996 from Fleet Equity Partners to Justin L. Jaschke regarding director compensation.	(5)[10.3.3]
10.3.3*	Letter dated October 28, 1997 from Registrant to R. Thomas Morgan describing employment arrangement.	(1)[10.3.5]
10.3.4*	Letter dated August 25, 1998 from Registrant to Richard D. Sewell, Jr. describing employment arrangement.	(3)[10.3.6]
10.3.5*	Consulting Agreement dated December 21, 1998 between Registrant and Albert H. Pharis, Jr.	(3)[10.3.7]
10.3.6*	Consulting Agreement dated August 15, 1998 between the Registrant and Russell L. Dobson and Addendum thereto dated October 1, 1998.	(8)[10.3.8]
10.4	General Purchase Agreement dated January 13, 1998 between Lucent Technologies, Inc. and Dobson Cellular Systems, Inc., as amended	(1)[10.4.7]
10.4.1	Amendment No. 1 to General Purchase Agreement between Dobson Cellular Systems and Lucent Technologies, Inc.	(10)[10.4.3]
10.5	Operating Agreement dated January 16, 1998, as amended, between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc.	(8)[10.4.4]
10.5.1	Second Addendum to Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and Dobson Cellular Systems, Inc. and its Affiliates dated May 8, 2002	(19)[10.5.1]
10.6†	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated as of November 16, 2001.	(18)[10.6]
10.6.1†	Amendment No. 1 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated August 5, 2002.	(21)
10.7	Second Amended and Restated Partnership Agreement of Gila River Cellular General Partnership dated September 30, 1997	(7)[10.8]
10.8	Stockholder and Investor Rights Agreement dated January 31, 2000 among the Registrant and the Shareholders listed therein (without exhibits).	(8)[10.7.2.3]
10.8.1	Amendment No. 1 to Stockholder and Investor rights Agreement among AT&T Wireless Services, Inc., the Registrant, and certain other parties	(13)[10.4]
10.9†	License Agreement dated October 8, 2001 between Dobson Communications Corporations and H.O. Systems, Inc.	(18)[10.9]
10.10*	Form of Dobson Communications Corporation Director Indemnification Agreement.	(8)[10.9]
10.11	Agreement and Plan of Reorganization and Corporation Separation between Dobson Communications Corporation and Logix Communications Enterprises dated January 24, 2000	(8)[10.10]

Exhibit		Method of
Numbers	Description	Filing

10.12	Agreement by and among Dobson Communications Corporation and Dobson’s shareholders regarding the distribution of Logix Communications Enterprises, Inc. stock.	(8)[10.11]
10.13	Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC between AT&T Wireless JV Co. and Dobson JV Company dated as of February 25, 2000.	(11)[10.1]
10.14	Amended and Restated Supplemental Agreement among AT&T Wireless, Dobson Communications Corporation, Dobson CC Limited Partnership, and other signatories thereto, dated February 25, 2000.	(11)[10.1.1]
10.15	Amended and Restated Management Agreement between Dobson Cellular Systems, Inc. and ACC Acquisition LLC dated as of February 25, 2000.	(11)[10.2]
10.16	Amended and Restated Operating Agreement dated February 25, 2000 by and between AT&T Wireless Services, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(11)[10.3]
10.16.1	Addendum to Amended and Restated Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and ACC Acquisition LLC and its Affiliates dated May 8, 2002	(19)[10.16.1]
10.17	Amended and Restated Operating Agreement dated February 25, 2000 by and between Dobson Cellular Systems, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(11)[10.4]
10.18.1	Stock Purchase Agreement Between AT&T Wireless Services, Inc. and Dobson Communications Corporation dated as of November 6, 2000.	(12)[10.14]
10.18.2	Amendment No. 1 to Stock Purchase Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(13)[10.1]
10.19	Exchange Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(13)[10.2]
10.20	PCS Transfer Rights Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(13)[10.3]
10.21	Asset Purchase Agreement dated October 29, 2001 by and between Dobson Cellular Systems, Inc., and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(16)[10.22]
10.22	Asset Purchase Agreement dated December 6, 2001 by and between Dobson Cellular System, Inc, and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(17)[10.1]
10.23†	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002 between Cingular Wireless, LLC, and its affiliates, and Dobson Cellular Systems, Inc., and its affiliates.	(18)[10.23]

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-71633), as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Intentionally omitted.

(5)	Filed as an exhibit to the Registrant’s Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 15, 1997 and amended on November 6, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-90759), as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 6, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrants’ Registration Statement on Form S-4/ A (Registration No. 333-41512), as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 9, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s current report on Form 8-K/ A on February 22, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-64916), as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 20, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(19)	Filed as an exhibit to the Registrant’s current report on Form 8-K on May 16, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(20)	Filed as an exhibit to the Registrant’s current report on Form 8-K on June 14, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(21)	Filed herewith.