Form 10-K
period 2002-12-31
DOBSON COMMUNICATIONS CORP
filed 2003-03-31
CIK 1035985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Title of each class
Class A Common Stock, $.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     As of March 14, 2003, there were 35,152,270 shares of registrant’s $.001 par value Class A Common Stock outstanding and 54,977,481 shares of the registrant’s $.001 par value Class B Common Stock outstanding. Based upon the closing price for the registrant’s common stock on the Nasdaq National Market as of June 28, 2002, (the last business day of the registrant’s most recently completed second fiscal quarter,) the aggregate market value of 29,010,997 shares of common stock held by non-affiliates of the registrant was approximately $24,949,457.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     Documents incorporated by reference: The information called for by Part III is incorporated by reference to the definitive proxy statement for the registrant’s 2003 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002.

DOBSON COMMUNICATIONS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2002

Item
Number		Page

PART I

1	Business	3
2	Properties	20
3	Legal Proceedings	21
4	Submission of Matters to a Vote of Security Holders	21
PART II

5	Market for Registrant’s Common Equity and Related Stockholder Matters	22
6	Selected Financial Data	23
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
7A	Quantitative and Qualitative Disclosures About Market Risk	44
8	Financial Statements and Supplementary Data	45
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Matters	104
PART III

10	Directors and Officers of the Registrant	104
11	Executive Compensation	104
12	Security Ownership of Certain Beneficial Owners and Management	104
13	Certain Relationships and Related Transactions	104
14	Controls and Procedures	104
PART IV

15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	105

PART I

Item 1. Business

Overview

      We are one of the largest providers of rural and suburban wireless communications services in the United States. At December 31, 2002, our wireless telephone systems covered a total population of 6.4 million and we had approximately 767,800 subscribers with an aggregate market penetration of 12.1%. We began providing wireless telephone service in 1990 in Oklahoma and the Texas Panhandle. We have expanded our wireless operations rapidly since then, primarily through the acquisition of rural and suburban wireless systems and through the internal growth of our business. We offer digital voice and digital feature services to all of our covered population through our existing Time Division Multiple Access, or TDMA, digital network. We are currently in the process of updating to the Global System for Mobile Communications, or GSM, and General Packet Radio Service, or GPRS, digital network which will enable us to offer enhanced data services. For the year ended December 31, 2002, we had total revenue of $631.5 million, a net loss applicable to common stockholders of $190.6 million and a net loss applicable to common stockholders per common share of $2.10. At December 31, 2002, on a consolidated basis, we had $1.3 billion of indebtedness and a stockholders’ deficit of $343.1 million. On December 24, 2002, we entered into a definitive agreement to exchange our two remaining wireless properties in California for two AT&T Wireless Services, Inc. properties in Alaska. However, the transaction remains subject to federal regulatory approvals and certain other conditions, as set out in the definitive agreement.

      We believe that owning and operating a mix of rural and suburban wireless systems provides strong growth opportunities because we believe these systems currently have lower penetration rates, higher subscriber growth rates, less competition for subscribers than wireless systems located in larger metropolitan areas and a higher proportion of roaming revenue. We focus on acquiring and operating wireless systems that are adjacent to major metropolitan areas, which include a high concentration of expressway corridors and roaming activity.

      AT&T Wireless and we, through our equally-owned joint venture, own American Cellular Corporation. American Cellular’s systems cover a total population of 5.0 million, and as of December 31, 2002 it had approximately 690,400 subscribers with an aggregate market penetration of 13.8%. American Cellular serves markets in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin. We manage the operations of American Cellular. At June 30, 2002 and continuing through December 31, 2002, American Cellular was not in compliance with certain covenants required by its senior credit facility. American Cellular’s lenders presently have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility. To date, no such acceleration has occurred. American Cellular anticipates that its cash flow from operations, along with cash on hand, will be sufficient to meet its capital requirements through October 2003, at which time American Cellular will be required to make additional cash interest payments on its senior subordinated notes. If the cash interest payments on its senior subordinated notes are not made, its senior subordinated noteholders could declare the principal and interest of its notes immediately due and payable. American Cellular continues to hold discussions with its bank lenders and with representatives of certain of the American Cellular bondholders concerning a potential reorganization. Unless such non-compliance is resolved, there continues to be substantial doubt about American Cellular’s ability to continue as a going concern, as expressed in the independent auditors’ report on American Cellular’s 2002 and 2001 financial statements. We do not guarantee any of American Cellular’s obligations under its senior credit facility.

      Our principal stockholder, Dobson CC Limited Partnership, or DCCLP, and certain of its affiliates, are parties to credit agreements with Bank of America, N.A. These credit agreements had an aggregate principal amount outstanding of approximately $307.8 million as of December 31, 2002, including fees and interest. To secure their obligations under these credit agreements, DCCLP and its affiliates individually pledged certain assets, which include beneficial ownership of securities representing controlling interests in DCCLP and in us. If the loans are not paid at maturity or if an event of default occurs under the loan agreements, and the lender elects to foreclose on the collateral, we could experience a change of control under the indenture governing our outstanding senior notes, the certificates of designation governing two series of our outstanding senior preferred stock, our bank credit facility, and under the indenture governing the outstanding senior notes of our subsidiary, Dobson/ Sygnet Communications Company, or Dobson/ Sygnet.

      Upon a change of control, Dobson/ Sygnet and we would each be required to offer to purchase our outstanding senior notes at 101% of the principal amount plus accrued and unpaid interest. We would also be required to offer to repurchase all of our outstanding senior preferred stock at 101% of the aggregate liquidation preference. As of December 31, 2002, we did not have the funds or available facilities necessary to complete these repurchases. If Dobson/ Sygnet and we failed to complete the purchases of the tendered senior notes, the noteholders or their indenture trustees would be entitled to accelerate the maturity of the senior notes. If we failed to complete the purchases of our outstanding senior preferred stock, the holders of our two series of senior preferred stock would be entitled to elect two additional directors to our board of directors. Our credit facility and the credit facility of Dobson/ Sygnet’s subsidiary, Sygnet Wireless, prohibit us from making the required offers to purchase. A change of control would also constitute an event of default under our senior bank credit facility, entitling the lenders to accelerate the maturity of that debt. A default under our senior bank credit facility or under Dobson/Sygnet’s senior notes constitutes a default under the credit facility of our indirect subsidiary, Sygnet Wireless, Inc. These factors raise substantial doubt about our ability to continue operating as a going concern.

      On March 31, 2003, Bank of America and DCCLP reached an agreement in principle for the amendment and restructuring of the DCCLP loan. Under the terms of the agreement in principle, Bank of America would permanently release its lien on a sufficient number of shares of our common stock, so that DCCLP would retain a controlling interest in us and no change of control could occur under credit agreements, indentures, preferred stock and other instruments to which we and our subsidiaries are parties in the event of a subsequent default by DCCLP under the restructured loan. The agreement in principle is not binding to either party, and is subject to the completion of a definitive legal agreement. In order to allow time for the completion of a definitive legal agreement, Bank of America has agreed to extend the maturity date of the DCCLP loan to April 21, 2003. We can provide no assurance that DCCLP and Bank of America will consummate the transactions provided for in the agreement in principle.

      On January 26, 2001, the Federal Communications Commission concluded an auction of 10 MHz and 15 MHz personal communications service, or PCS, licenses in the C and F blocks in a number of markets. We were the winning bidder, with total winning bids of $546.1 million, on 14 of the auctioned licenses, representing an estimated total population of 19.8 million. However, in June 2001, the United States Court of Appeals for the District of Columbia Circuit ruled that the FCC did not have the authority to auction certain of those licenses, including 11 of the 14 licenses, which constitutes $536.5 million of the total amount that we bid. On January 27, 2003, the Circuit Court’s decision was affirmed on appeal to the United States Supreme Court.

      Along with certain other winning bidders in the auction, we petitioned the FCC to refund our deposits on those 11 licenses and to allow us to dismiss our application as it relates to those licenses. The FCC has granted these requests. We received a refund of $91.2 million of our $109.2 million deposit on April 4, 2002, and an additional refund of $16.1 million on December 11, 2002. Our application to the FCC for the grant of those 11 licenses has been dismissed. That dismissal was without prejudice to our participation in any future re-auction of such licenses or to our right to obtain such licenses in any future acquisition.

      The FCC is currently considering our post-auction application for a grant of the remaining three licenses that we won in the auction, as well as legal challenges to this application. We currently have $1.9 million on deposit for these three licenses, and would be required to make a $7.7 million payment to the government if these licenses are granted to us. We believe the FCC will grant these applications, although we cannot predict when those grants will be forthcoming.

Strategy

      Our strategy is to capitalize on our competitive strengths and acquire, develop and operate rural and suburban wireless systems. We have developed organizational, marketing and operational programs designed to increase the number of our subscribers, promote superior customer service, enhance roaming revenue, control operating costs and improve the profitability of our operations.

Competitive Strengths

      Strong Current Market Position. We have significant market share in our wireless markets. We distinguish ourselves from our competition by emphasizing digital technology, customer care and a commitment to the local community. We plan to attract additional subscribers by leveraging our strategic roaming relationships, digital technologies, local sales channels and diverse service offerings, including national, regional and local rate plans.

      Attractive Markets. Our markets have demonstrated positive demographic growth trends, generally have maintained a high population density relative to other rural and suburban markets and, generally, have fewer competitors than metropolitan markets. Also, our markets are attractive due to their proximity to markets in major metropolitan areas operated by our primary roaming partners. Our markets have a relatively high density of highway and other traffic corridors and strong tourist activity due to seasonal attractions. Substantially all of the licenses under which we operate are 850 MHz licenses. We believe that in the rural and suburban markets in which we operate, the 850 MHz licenses generally provide the wireless operator with the most cost effective platform for delivering service to the end user.

      Advanced Digital Technology. We continue to increase the capacity and capabilities of our systems to attract additional subscribers, increase the use of our systems by existing subscribers, increase roaming activity and further enhance the overall efficiency of our network. Our primary technology is TDMA. However, we are currently in the process of updating to GSM to enable us to offer enhanced data capabilities and meet the needs of our roaming partners who have begun utilizing GSM technology.

      Strategic Roaming Relationships. We intend to maintain and expand strategic relationships with operators of wireless systems in major metropolitan statistical areas, or MSAs, near our wireless systems. These relationships include roaming agreements to allow our subscribers and the subscribers of our roaming partners to roam on each other’s networks at favorable rates. In addition, we deploy digital technology in our systems areas that is the same as that selected by our roaming partners in the neighboring MSA. We believe these strategic roaming relationships and agreements enable us to maximize our roaming revenue and offer our subscribers larger “home rate” areas. Our two most significant strategic roaming relationships are with AT&T Wireless and Cingular Wireless.

      Localized Management of Distribution Channels. We distribute our products primarily through retail outlets, a direct sales force and independent dealers. Our local management teams have day-to-day operating authority with the flexibility to respond to individual market requirements. Their presence fosters a sense of customer service and community spirit. In addition, we believe that our marketing and customer service functions are more effective when tailored to the local market population.

      Targeted Sales Efforts. We seek to attract subscribers who will generate high monthly revenue and low churn rates. Local management designs marketing programs to target these subscribers and tailors distinctive rate plans to emphasize the quality, value and advantage of our services.

      Superior Customer Service. We support local customer service through retail stores, a direct sales force, and regional customer service call centers that offer 24-hour services. The regional presence of our call centers enhances our knowledge of local markets, which improves our ability to provide customer service, credit and collection and order activation.

      Experienced Management Team. With more than 50 years of telecommunications experience on a combined basis, our senior management team, consisting of Everett R. Dobson, Douglas B. Stephens and Bruce R. Knooihuizen, is extremely knowledgeable and well regarded in the telecommunications industry.

      Established Operating History in Rural and Suburban Markets. We began providing wireless telephone service in 1990 in Oklahoma and the Texas Panhandle and since then have rapidly expanded our wireless operations to include systems in rural and suburban markets covering a total managed population of 11.4 million (6.4 million for us alone as of December 31, 2002). We believe that during this time we have gained substantial experience as an operator of wireless systems in rural and suburban markets.

      Proven Acquisition and Integration Capabilities. We have integrated the operations of acquired wireless systems into our existing operations to achieve economies of scale. We have generated efficiencies from the consolidation and centralized control of pricing, customer service and marketing, system design, engineering, purchasing, financial and administrative functions and billing functions. We intend to use our increased leverage in negotiating prices and services from third party service providers and equipment vendors. Since 1996, we have successfully completed 23 acquisitions of wireless licenses and systems, significantly expanding the geographic scope of our operations. As a result, our total subscribers have increased from approximately 26,600 as of December 31, 1995 to approximately 767,800 as of December 31, 2002 (1,458,200 on a managed basis).

Operations

      In addition to our own operations, we manage 100% of American Cellular’s operations, which allows us to offer substantially identical products and services and provide substantially identical customer service and marketing. Accordingly, the following information includes both American Cellular and us. These tables set forth information with respect to our existing wireless markets and those of American Cellular. Information with respect to populations in licensed areas is as of December 31, 2002 and is our estimate based upon the Claritas 2000 Bureau of Census results, adjusted to exclude those portions of rural service areas, or RSAs, and MSAs not covered by our licenses or those of American Cellular. Net population represents total population less minority ownership interests in these licenses. Information with respect to subscribers is our estimate as of December 31, 2002 and excludes the markets we sold to Verizon Wireless in February 2002. We determine market penetration by dividing the total number of subscribers in each of our FCC wireless licensed areas and those of American Cellular at the end of the period by the estimated total population covered by the applicable wireless license.

Markets and Systems — Dobson Communications

      The following table sets forth information with respect to our existing markets.

	Total
	Population	Net Population

Markets:
North Region
Youngstown (Youngstown, OH MSA, Sharon, PA MSA, PA 1 RSA and OH 11 RSA)	1,006,500	1,006,500
Erie (Erie, PA MSA)	280,800	280,800
PA (PA 2, 6 and 7 RSAs)	594,200	594,200
NY 3 RSA	476,200	476,200

Total North Region	2,357,700	2,357,700

Central Region
Northwest OK (Enid, OK MSA and OK 2 RSA)	106,700	106,700
OK 5 and 7 RSAs	157,400	100,700
TX 2 RSA	89,300	54,500
KS/MO (KS 5 RSA, MO 1, 2, 4 and 5 RSAs)	269,500	269,500
TX 16 RSA	349,700	349,700
TX 10 RSA	335,700	335,700
TX 9 RSA	193,400	193,400
OK 6 RSA	223,600	223,600

Total Central Region	1,725,300	1,633,800

Northwest Region
AZ 1 RSA	149,500	149,500
CA 4 RSA	386,900	386,900
Santa Cruz, CA MSA	255,600	224,900
AK 1 RSA	113,300	113,300
AK 3 RSA	72,200	72,200
MI 3 RSA	174,900	174,900
MI 10 RSA	138,900	138,900

Total Northwest Region	1,291,300	1,260,600

East Region
West MD (Cumberland, MD MSA, Hagerstown, MD MSA, MD 1 and 3 RSAs, and PA 10 West RSA)	509,000	509,000
East MD (MD 2 RSA)	470,700	470,700

Total East Region	979,700	979,700

Total — Dobson regions combined	6,354,000	6,231,800

Total subscribers	767,800

Total penetration	12.1%

Markets and Systems — American Cellular

      The following table sets forth information with respect to American Cellular’s existing markets.

	Total	Net
	Population	Population

Markets:
Central Region
Northeast Oklahoma/ Southeast Kansas PCS	259,400	259,400

Total Central Region	259,400	259,400

Northwest Region
Alton, IL MSA	21,700	18,900
MI 1 RSA	202,700	202,700
Duluth MN MSA	243,800	243,800
MN 2 RSA	31,800	31,800
MN 3 RSA	58,400	58,400
MN 4 RSA	16,300	16,300
MN 5 RSA	214,700	214,700
MN 6 RSA	274,500	274,500
Eau Claire WI MSA	148,300	145,300
Wausau WI MSA	125,800	123,300
WI 1 RSA	118,000	118,000
WI 2 RSA	86,100	86,100
WI 3 RSA	142,900	142,900
WI 4 RSA	124,300	124,300
WI 5 RSA	83,900	83,900
WI 6 RSA	33,600	33,600

Total Northwest Region	1,926,800	1,918,500

East Region
Orange County NY MSA	341,400	341,400
Poughkeepsie NY MSA	280,200	269,000
NY 5 RSA	393,100	393,100
NY 6 RSA	111,300	111,300
OH 7 RSA	261,500	261,500
OH 10 RSA	62,300	62,300
KY 4 RSA	260,300	260,300
KY 5 RSA	164,400	164,400
KY 6 RSA	277,700	277,700
KY 8 RSA	124,500	124,500
PA 9 RSA	189,300	189,300
WV 2 RSA	76,600	76,600
WV 3 RSA	268,200	268,200

Total East Region	2,810,800	2,799,600

Total — American Cellular regions combined	4,997,000	4,977,500

Total subscribers	690,400

Total penetration	13.8%

Services and Features

      We develop and deploy some of the most advanced wireless products and services. From a fully digital network to the introduction of a wireless internet product, we strive to consistently deliver cutting-edge services and technologies to our customer base. We attempt to maximize the choices available to our customers through offering the latest line of hand-held wireless phones from a wide variety of manufacturers. We design our rate plans to fit the specific needs of our customers. We offer no-toll plans, nation-wide plans and unlimited local calling plans. In addition, we focus on the development of plans that maximize our profit margin. We balance the needs of the customer with our on-going objective to increase profitability. We solidify our commitment to our customer base through the high priority we place on deploying the latest products, services and competitive rate plans.

      The following are key components of our service offerings:

      Wireless Calling. Our primary service offering is wireless telephone service. We offer digital service using the TDMA digital standard, and analog service using Advanced Mobile Phone Service, or AMPS, in all of our wireless markets. In addition, we offer various custom-calling features, including voice mail, call forwarding, call waiting, three-way calling, no answer transfer, caller ID, message waiting indicator, sleep mode for longer battery life, voice activated dialing, and mobile originated and mobile terminated short message service.

      Voice Privacy and Call Security. As of December 31, 2002, 87.9% of our subscribers utilized our digital technology, which is inherently more secure than analog technologies. This security provides increased voice privacy and enhanced fraud protection for our customers.

      Tri-Mode Handsets. Our digital subscribers use tri-mode, dual-band handsets. These handsets are compatible with analog cellular, digital cellular and digital PCS service, allowing our subscribers access to AT&T Wireless’ national footprint, as well as the extensive coverage areas of our other roaming partners, including Cingular Wireless.

Marketing

      The following are key components of our marketing strategy:

      Branding. We offer wireless service under the CELLULAR ONE® trademark. We believe the national support offered by the Cellular One Group has enhanced our advertising exposure. We also believe that we have obtained significant marketing benefits from the high name recognition associated with this widely used service mark.

      We use the CELLULAR ONE® trademark pursuant to licensing agreements with Cellular One Group. We pay licensing and advertising fees based upon the population of the licensed areas. Our licensing agreements with the Cellular One Group are for five-year terms expiring on various dates. These agreements may be renewed at our option for three additional five-year terms. From time-to-time, we may consider alternative brand name strategies and service marks.

      In addition to the CELLULAR ONE® trademark, we use and own the service mark DOBSON CELLULAR SYSTEMS™, in connection with our wireless telephone systems in western Oklahoma and the Texas Panhandle. An application for federal registration of DOBSON CELLULAR SYSTEMS was submitted to the U.S. Patent and Trademark Office on April 22, 2002 and published for opposition on January 7, 2003. We believe that our prior use of and common law rights to the DOBSON CELLULAR SYSTEMS trademark, and the federal registration, if and when it issues, will enable us to effectively police against any infringing uses of the trademark.

      Advertising. Our advertising strategy is focused on establishing a strong local presence in each of our markets. We direct our media efforts at the market level by advertising in local publications and sponsoring local and regional events. We also use mass media outlets such as television, radio, newspaper, magazine and outdoor advertising, as well as direct marketing, to augment our efforts at the community level.

      We focus our marketing program on attracting subscribers who we believe are likely to generate high monthly revenue and low churn rates. We undertake extensive market research to identify and design marketing programs to attract these subscribers and tailor distinctive rate plans and roaming rates to emphasize the quality, value and advantage of our wireless service. We have established marketing alliances with neighboring wireless systems to create larger home rate areas in order to increase our roaming revenue and to attract new subscribers. We market our service offerings primarily through our direct sales force and company-owned retail stores. We also use a network of dealers, such as electronics stores, car dealerships and department stores. In addition to these traditional channels, our marketing team continuously evaluates other, less traditional, methods of distributing our services and products, such as targeted telemarketing and direct mail programs.

      Segmented Rate Plans. We offer our subscribers a diverse array of rate plans, so that each subscriber can choose the plan that best fits that subscriber’s expected calling needs. Our offerings include our Clear Across America™ national rate plans, which use our networks, and those of AT&T Wireless and Cingular Wireless, plus regional and local rate plans at a variety of pricing tiers. The majority of our new digital subscribers are on our local rate plans, which generally include only areas covered by our network as the “home” area. Our rate plans generally combine a fixed monthly access charge, a designated number of minutes-of-use, per minute usage charges for minutes in excess of the included amount and additional charges for certain custom-calling features. Most of our plans include some features such as voice mail, caller ID, call forwarding and call waiting. These plans offer value to the customer while enhancing airtime usage and revenue. Local management conducts market research to identify and design rate plans to emphasize the quality, value and advantage of our wireless communications services.

Sales and Distribution

      We primarily sell and distribute our wireless services, phones and accessories through three distribution channels; retail stores, direct sales and independent dealers. For the year ended December 31, 2002, over 55% of our gross subscriber additions were added through our retail stores, while our direct sales force was responsible for approximately 12% and our independent dealers added almost 28%.

      As of December 31, 2002, we had approximately 150 retail stores and outlets and American Cellular operated approximately 80 retail stores and outlets. Most of our retail stores are fully equipped to handle customer service. Some of these stores are also authorized warranty repair centers. Our stores provide customer-friendly retail environments, including extended hours, a large selection of products and services, a well trained sales staff and convenient locations, which are designed to make the sales process quick and easy for the subscriber.

      We train and compensate our sales force in a manner designed to stress the importance of customer service, high penetration levels and minimum acquisition costs per subscriber. We believe that our direct sales force is able to select and screen new subscribers and select pricing plans that realistically match subscriber needs. As a result, we believe that our direct sales force reduces our marketing costs because our subscriber retention rate is higher than when we use independent dealers. As of December 31, 2002, we had approximately 110 direct sales representatives and American Cellular had approximately 80 direct sales representatives.

      As of December 31, 2002, both American Cellular and we each had approximately 165 independent dealers, or agents. These independent dealers allow us a third distribution channel by offering our services and equipment through retail outlets, such as car dealerships, electronics stores, paging service companies and independent contractors.

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

Customer Service

      Customer service is an essential element of our marketing and operating philosophy. We attract new subscribers and retain existing subscribers by providing high-quality customer service. Our customers benefit from a local staff, including a market manager, customer service field representatives, technical and engineering staff, sales representatives and installation and repair facilities. Local offices and installation and repair facilities allow us to better service our customers, schedule installations and make repairs. As of December 31, 2002, we managed five call centers, which service our markets and those of American Cellular’s. These call centers employ approximately 500 customer care representatives, in the aggregate. The regional presence of these call centers enhances our knowledge of the local markets, which improves our ability to provide customer service, credit and collection and order activation.

      In addition, our customers are able to report wireless telephone service or account problems 24-hours a day to our customer service centers on a toll-free access number with no airtime charge. We believe that our emphasis on customer service affords us a competitive advantage over our larger competitors. We frequently contact our subscribers in order to evaluate and measure, on an ongoing basis, the quality and competitiveness of our services.

Roaming

      Roaming is an important service component for our business. Accordingly, where possible, we attempt to arrange roaming agreements that allow customers to roam at competitive prices. We believe this increases usage on all wireless systems, including our own. We operate many systems that are adjacent to major metropolitan areas and include a high concentration of expressway corridors. These systems tend to have a significant amount of roaming activity.

      Our most significant roaming partner is AT&T Wireless. For the year ended December 31, 2002, AT&T Wireless’ customers accounted for approximately 58% of our roaming revenue, or approximately 22% of our total operating revenue. Under our AT&T Wireless roaming agreement, AT&T Wireless and we charge each other favorable roaming rates for each of our respective markets. These rates will decrease over time. Our roaming agreement with AT&T Wireless requires that we maintain and provide certain call features and related services to roaming customers, such as call waiting, call forwarding, three-way calling, caller ID and voice mail. This roaming agreement may be terminated or suspended by either party if the FCC revokes a license covering a material portion of either party’s markets, or if either party fails to control subscriber fraud, fails to adhere to system technical requirements and upgrades or breaches any of the material terms of the roaming agreement. The roaming agreement expires in June 2007 and excludes GSM/GPRS usage.

      Another significant roaming partner is Cingular Wireless. For the year ended December 31, 2002, Cingular’s customers accounted for approximately 26% of our roaming revenue, or approximately 10% of our total operating revenue. Under our Cingular Wireless roaming agreement, Cingular Wireless and we charge each other favorable roaming rates for usage of both TDMA and GSM in our respective markets. These rates will decrease over time. Our roaming agreement with Cingular Wireless requires that we maintain and provide certain call features and related services to roaming customers, such as call waiting, call forwarding, three-way calling, caller ID and voice mail. This roaming agreement may be terminated or suspended by either party if the FCC revokes a license covering a material portion of either party’s markets, or if either party fails to control subscriber fraud, fails to adhere to system technical requirements and upgrades or breaches any of the material terms of the roaming agreement. The roaming agreement expires in December 2011.

      Our 50% owned subsidiary, American Cellular, has similar roaming agreements with AT&T Wireless and Cingular Wireless, which also account for significant percentages of its total roaming and operating revenues.

      We are included in the North American Cellular Network, or NACN, which is the largest wireless telephone network system in the world linking wireless operators throughout the United States and Canada and enabling customers to use their wireless phones to place and receive calls in these areas as easily as they do in their home areas. Through this network, customers are able to receive calls automatically without the use of complicated roaming codes as they roam in more than 5,000 cities and towns in the United States and Canada. In addition, the NACN enables special services such as call forwarding and call waiting to automatically follow subscribers as they travel.

Billing System

      Through December 2002, Verisign Telecommunications Services, or VTS, provided exclusive billing functions for all of our wireless operations. In November 2002, we signed a five year contract with Convergys Corporation for use of their billing and customer care systems under a service bureau arrangement. Beginning after June 2003, we will replace the VTS systems with the Convergys Atlys® billing and customer care systems operating in a Convergys data center to support wireless voice and data services as well as emerging technology offerings. Consistent with the billing services previously offered by VTS, Convergys will provide billing for all our subscribers across all regions. Convergys will also handle all the administration and maintenance of the Atlys® application and the associated infrastructure. Convergys and their partners will be responsible for the processing and printing of all customer invoices.

Network Operations

      Network Communications Equipment. Our network communications equipment is provided by a variety of leading network suppliers, including Nortel Networks. We often aggregate our orders for network equipment with those of American Cellular Systems to obtain additional equipment discounts.

      Connection Agreements. Our wireless network connects to the public switched telephone network system through local exchange carriers. We have interconnection agreements with BellSouth, SBC (Ameritech, Southwestern Bell), Verizon (Bell Atlantic, GTE), Sprint, and Qwest (U S West) and other local exchange carriers within our markets. The expiration dates of these agreements vary from one to three years. Upon expiration, the agreements automatically renew for six months to one year and can terminate with mutual written consent by either party.

      Long Distance Connection. We have executed a wholesale long distance agreement with AT&T Corp. to provide long distance services for the next three years with the ability to lower cost with increased growth.

      Network Operations. Our network operations are monitored by regional network personnel, who provide monitoring on a real-time basis for items including alarm monitoring, power outages, tower lighting problems and traffic patterns.

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

      We expect our network expansion to enable us to continue to add and retain subscribers, enhance subscriber use of our systems, increase roaming traffic due to the large geographic area covered by our network and further enhance the overall efficiency of our systems. We believe that the increased coverage and capacity will continue to have a positive impact on market penetration and subscriber usage.

      Digital Technology. Our TDMA digital technology divides each channel into three voice circuits providing service to three simultaneous users instead of using the same spectrum for one analog voice circuit. Our digital services include digital voice circuits, short messaging services, message waiting indicator, increased battery life and caller ID services.

      During the second half of 2002, we began to overlay selected markets with GSM voice network. This network will also support the GPRS data technology. With this data network, we expect to be able to offer 40Kb to 60Kb individual data speeds to subscribers and roamers. We plan to complete our first phase of GSM/GPRS overlay in most of our markets by the end of 2003. GSM/GPRS is the technology choice of both AT&T Wireless and Cingular Wireless.

Competition

      American Cellular and we compete with one or more companies in most of our markets throughout our regions. These companies include Alltel, AT&T Wireless, Cingular Wireless, Nextel, Rural Cellular, Sprint PCS, T-Mobile, US Cellular, Verizon Wireless and Western Wireless.

      The telecommunications industry is experiencing significant technological changes, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements and changes in consumer preferences and expectations. Accordingly, we expect competition in the wireless telecommunications industry to be dynamic and intense as a result of competitors and the development of new technologies, products and services. Many of our competitors have been operating for a number of years, operate nationwide systems, currently serve a substantial subscriber base and have significantly greater financial, personnel, technical, marketing, sales and distribution resources than we do. Some competitors have begun to market enhanced data services, such as single carrier radio transmission technology, or 1XRTT, and GPRS. We are currently in the process of upgrading our networks to GSM/GPRS.

      We compete against other facilities-based cellular carriers, PCS carriers and enhanced specialized mobile radio, or ESMR carriers in each of our markets. We compete for customers based principally upon price, the services and enhancements offered, the quality of our system, customer service, system coverage and capacity. This competition may increase to the extent that licenses are transferred from smaller, stand-alone operators to larger, better-capitalized and more experienced wireless operators that may be able to offer consumers certain network advantages.

      In 2002, AT&T Wireless and Cingular Wireless announced that they had formed a joint venture that might deploy GSM/GPRS wireless service, at 1900 MHz, along highway corridors in several states throughout the U.S. If this joint venture deploys GSM/GPRS wireless systems along the designated highway corridors, it would impact roaming revenue for existing rural service providers in those states, including certain of our markets in Arizona, Oklahoma and Texas, and could increase competition for our local business. The roaming revenue impact would partly be dependent on Cingular and AT&T’s success in migrating their customers from TDMA to GSM/GPRS devices. To date we have not observed any development in these markets by the AT&T Wireless/ Cingular joint venture.

      In January 2003, AT&T Wireless announced its intentions to build and deploy new GSM/GPRS wireless services, at 1900 MHz, in several states throughout the U.S. If deployment occurs, it could increase competition and impact our roaming revenues in certain areas of our markets and those of our subsidiary, Dobson/ Sygnet, in Maryland, Missouri, New York, Ohio, Pennsylvania and Texas. We are in current discussions with AT&T Wireless to consider options, which could potentially minimize the impact of its GSM/GPRS deployment in our markets. In addition, we continue to believe that this competitive issue will be mitigated by the greater efficiency we would realize by building and operating 850 MHz wireless technology in our rural markets, especially as we overlay our TDMA network with GSM/GPRS capabilities in the next several years and by the higher priority for capital expenditures to be invested by the national wireless providers in their key metropolitan markets over the next several years.

      The FCC has created potential sources of new competition by auctioning additional PCS licenses, as well as licenses for wireless communications services, local multipoint distribution service, 39 GHz service and 220 to 222 MHz service. Further, the FCC has announced plans to auction licenses in the 4.9 GHz, 24 GHz and 700 MHz bands that may be usable for mobile services. The FCC has also recently allocated an additional 90 MHz of spectrum (in the 1.7 GHz and 2.1 GHz bands) for advanced wireless services, and is in the process of adopting service and auction rules for these bands. The FCC has also initiated a number of rule making proceedings to allocate additional spectrum to wireless use, much of which can be licensed for commercial wireless purposes. In the future, we may also compete more directly with traditional landline telephone service providers.

      We also face, to a lesser extent, competition from mobile satellite service, or MSS, providers, as well as from resellers of these services and wireless service. The FCC recently granted MSS providers the flexibility to deploy an ancillary terrestrial component to their satellite services. This added flexibility may enhance MSS providers’ ability to offer more competitive mobile services.

      Continuing technological advances in telecommunications make it impossible to predict the extent of future competition. However, due to the depth and breadth of the competitive services offered by operators using these other technologies, future competition from these operators could be intense.

Discontinued Operations

      On February 8, 2002, we sold three wireless properties to Verizon Wireless for a total purchase price of $263.0 million. These properties include California 7 RSA, Ohio 2 RSA and Georgia 1 RSA. On February 28, 2002, we sold our 75% ownership interest in Arizona 5 RSA to Verizon Wireless for a total purchase price of $85.0 million. In addition, on February 8, 2002, American Cellular sold Tennessee 4 RSA to Verizon Wireless for a total purchase price of $202.0 million. As a result of these sales, the results of operations for these markets during the years presented are included as discontinued operations in our consolidated financial statements. Proceeds from these transactions were primarily used to pay down bank debt.

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

      The FCC licenses cellular systems in accordance with 734 geographically defined market areas comprised of 306 MSAs and 428 RSAs. In each market, the FCC licenses two cellular systems operating on different 25 MHz frequency blocks designated as Block A and Block B. Apart from the different frequency blocks, there is no technical difference between the two cellular systems and the operational requirements imposed on each by the FCC are the same. Under FCC rules, the authorized service area of a cellular provider in each of its markets is referred to as the cellular geographic service area. The cellular geographic service area may conform exactly to the boundaries of the FCC designated MSA or RSA, or it may be smaller if a licensee has chosen not to provide services to certain areas. A cellular licensee has the exclusive right to expand its cellular geographic service area boundaries within the licensee’s MSA or RSA for a period of five years after grant of the licensee’s initial construction permit. At the end of this five-year build-out period, however, other entities may apply to serve portions of the MSA or RSA in areas outside the licensee’s then designated cellular geographic service area. The five year build-out period has expired for all of the licenses we currently hold and the FCC has granted several “unserved area” applications filed by us and by other parties for the MSAs and RSAs in which we are the licensee.

      The FCC has in the past restricted an entity’s ability to own interests in both cellular frequency blocks in a market (the so-called cellular cross interest rule) and further restricted the amount of commercial mobile radio service, or CMRS, spectrum in which an entity may hold an attributable interest (the so-called spectrum cap rule). On November 8, 2001, the FCC adopted a Report and Order in which it (1) repealed the cellular cross interest restriction as applied to ownership interests in MSAs, but retained the rule as applied to ownership interests in RSAs, and (2) increased the amount of attributable CMRS spectrum that may be held to 55 MHz throughout all MSAs and RSAs. We have joined with three other carriers to request reconsideration of the FCC’s decision to retain the cellular cross interest restriction with respect to ownership interests in RSAs, as we believe the record does not provide any support for distinguishing unfairly between interests in RSAs and similar interests in MSAs. We have made several other filings on this issue, but we cannot predict when or if the FCC will act on our petitions.

      Also pursuant to that Report and Order, as of January 1, 2003, the FCC has eliminated the CMRS spectrum cap rule and now engages in a case-by case review of transactions that would raise concerns similar to those that the spectrum cap was designed to address. By eliminating a hard cap in favor of the more flexible analysis, we believe the changes adopted by the FCC in the November 8, 2001 Report and Order could further increase the ability of wireless operators to attract capital or to make investments in other wireless operators.

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

      The Commission recently adopted a Report and Order that removed or significantly reduced the impact of many outdated cellular rules, eliminated a number of technical requirements and granted additional technical and operational flexibility. Among the changes is a phase out over a five-year period of the requirement that all cellular carriers provide analog service throughout their territory. These new rule changes became effective on February 18, 2003, and should enable us to operate more efficiently and to utilize our licensed spectrum more effectively in providing services that meet our customers’ requirements.

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

      The FCC also regulates a number of other aspects of the cellular business. Federal legislation enacted in 1993 requires the FCC to reduce the disparities in the regulatory treatment of similar mobile services, such as cellular services, PCS and ESMR. Under this regulatory structure, all of our cellular and PCS licenses are classified as CMRS. As a CMRS provider, the FCC regulates us as a common carrier. The FCC, however, has exempted cellular and PCS offerings from some typical common carrier regulations, such as tariff and interstate certification filings, thereby allowing us to respond more quickly to our competition in the marketplace, and preempted state rate and entry regulation.

      The FCC has also adopted requirements for cellular and other CMRS providers to implement basic and enhanced 911, or E-911, services. These services provide state and local emergency service providers with the ability to better identify and locate callers using wireless services, including callers using special devices for the hearing impaired. Our obligations to implement these services occur in stages, and on a market-by-market basis as emergency service providers request the implementation of E-911 services within their locales. In June 2002, the FCC extended the deadlines for meeting certain of these 911 requirements — the “Phase II” capabilities whereby emergency service providers receive the 911 caller’s geographic location — to March 1, 2003, at the earliest (the actual date for implementing this capability in any given locale will be based on its readiness to participate in E-911 services). We are currently constructing facilities to implement these capabilities in several markets, although we cannot state at this time whether we will be able to meet all of the requirements imposed by the FCC, whether some additional relief from these regulations will be required, or whether the FCC would grant such relief if we request to do so. The extent to which we are required to deploy

E-911 services will affect our capital spending obligations. The FCC in 1999 amended its rules to eliminate a requirement that carriers be compensated for enhanced 911 costs and expand the circumstances under which wireless carriers may be required to offer E-911 services. Federal legislation enacted in 1999 may limit our liability for uncompleted 911 calls to a degree commensurate with wireline carriers in our markets.

      Under certain circumstances, federal law also requires cellular and PCS carriers to provide law enforcement agencies with capacity to support lawful wiretaps and technical capabilities for wiretaps. We have obtained an interim waiver of these requirements through November 19, 2003 for packet-mode services and for certain capabilities associated with voice services. Federal law also requires compliance with wiretap-related record-keeping and personnel-related obligations. Maintaining compliance with these wireless 911 and law enforcement wiretap requirements may create additional capital obligations for us to make necessary system upgrades.

      The FCC permits cellular, broadband PCS, paging and ESMR licensees to offer fixed services on a co-primary basis along with mobile services. This rule may facilitate the provision of wireless local loop service, which involves the use of wireless links to provide local telephone service by cellular licensees, as well as broadband PCS and ESMR licensees, although the extent of lawful state regulation of such “wireless local loop” service is undetermined.

      Wireless carriers may also be designated as “Eligible Telecommunications Carriers” and may receive universal service support for providing service to consumers that use wireless service in high cost areas as their only phone service, as well as to consumers in these areas who also maintain wireline service. We are currently contemplating whether and where to apply for this designation in the various jurisdictions in which we provide wireless services to qualifying high cost areas.

      The FCC has also adopted “number pooling” rules that affect the way that telephone numbers generally are allocated in order to make a more efficient allotment of the dwindling numbers available. Number pooling is only mandatory at this point within the wireline rate centers in which we have drawn numbers and which are located in counties that are included in the “Top 100 MSAs” as defined by the FCC’s rules. A number of our markets and ACC’s markets are partially or wholly contained within the Top 100 MSAs. We have expended capital preparing for number pooling in these markets as well as preparing to support the roaming of pooled numbers into our markets. The FCC also has authorized states to initiate limited numbering administration to supplement federal requirements including a number of states in which we provide service.

      In addition, the FCC has ordered all carriers, including wireless carriers, to adopt a method for providing customers with telephone number portability, i.e., the ability to keep their telephone numbers when they change telecommunications carriers, either wireless to wireless or, in some instances, wireline to wireless, and vice versa. Under the local number portability rules, a CMRS carrier located in one of the Top 100 MSAs that received a request by February 24, 2003, from another carrier to allow end-users to port their telephone numbers, must be capable of doing so by November 24, 2003. Outside of the Top 100 MSAs, CMRS carriers that receive a request to allow end users to port their telephone numbers must be capable of doing so within six months after receiving the request or within six months of November 24, 2003, whichever is later. In addition, all CMRS carriers have been required since November 24, 2002 to support roaming nationwide for customers with ported or pooled numbers. These number portability requirements are likely to result in added capital expenditures for us to make necessary system changes. We have intervened in support of a pending appeal of these requirements filed by the wireless industry with the United States Court of Appeals for the District of Columbia Circuit. We are not able at this time to predict whether the court will enjoin or remove these requirements or whether the FCC will otherwise act to delay their implementation.

      The FCC generally grants cellular and PCS licenses for terms of ten years that are renewable upon application to the FCC. Near the conclusion of the license term, we must file applications for renewal of licenses to obtain authority to operate for an additional 10-year term. To date, the FCC has renewed each of our licenses for which a renewal application was required for a new ten-year term. The FCC may revoke our licenses and may deny our license renewal applications for cause after appropriate notice and hearing. The FCC will award a renewal expectancy to us if we meet certain standards of past performance. If we receive a renewal expectancy, it is very likely that the FCC will renew our existing cellular and PCS licenses so that they will not become subject to competing applications. To receive a renewal expectancy, we must show that we have provided “substantial” service during our past license term, and have substantially complied with applicable FCC rules and policies and the Communications Act. The FCC defines “substantial” service as service which is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal. If a licensee does not receive a renewal expectancy, then the FCC will accept competing applications for the license, subject to a comparative hearing, and the FCC may award the license to another entity.

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

      The FCC has adopted construction standards for PCS licenses. All 30 MHz broadband PCS licensees must construct facilities that offer coverage to one-third of the population of their service area within five years, and two-thirds of the population within ten years, of their initial license grants. All 10 MHz and 15 MHz Block licensees must provide service to 25% of the service area within five years of their initial license, or make a showing of substantial service. While the FCC has granted limited extensions and waivers of these requirements, licensees that fail to meet the coverage requirements may be subject to forfeiture of the license. We have satisfied the initial construction requirements for all of the PCS licenses we currently hold.

      FCC rules restrict the voluntary assignments or transfers of control of certain C and F Block licenses awarded in “closed bidding” to “small businesses” with bidding enhancements in the C Block and F Block auctions. During the first five years of the license term, assignments or transfers affecting control are permitted only to assignees or transferees that meet the eligibility criteria for participation in the entrepreneur block auction at the time the application for assignment or transfer of control is filed or, if the proposed assignee or transferee holds other licenses for C Block and F Block, met the same eligibility criteria at the time of receipt of such licenses, or to any qualified entity only if the original licensee has met the applicable five-year construction requirement for the license. Any transfers or assignments by licensees that qualified for installment payments during the entire ten-year initial license terms are subject to unjust enrichment penalties; i.e., acceleration of any installment payment plans should the assignee or transferee not qualify for the same benefits. Any transfers or assignments by licensees that qualified for bidding credits during the first five years of the license term are subject to unjust enrichment penalties; i.e., forfeiture of any bidding credit based upon the amount of time the initial license has been held should the assignee or transferee not qualify for these same benefits. These rules could restrict our ability to acquire licenses from other entities or to assign the licenses we hold and for which we have applied to certain entities.

      Until April 4, 2005, the FCC prohibits a PCS licensee from interfering with existing licensees that operate certain fixed microwave systems within its license area. To secure a sufficient amount of unencumbered spectrum to operate our PCS systems efficiently and with adequate population coverage, we may need to relocate many of these incumbent licensees, at our expense, to other frequencies or to reimburse other previously-licensed PCS licensees for expenses they have incurred in relocating incumbent licensees that we might otherwise have been required to relocate. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC has adopted a transition plan to relocate such microwave operators to other spectrum blocks and a cost sharing plan so that if the relocation of an incumbent benefits more than one PCS licensee, the benefiting PCS licensees will share the cost of the relocation. This transition plan allows most microwave users to operate on the PCS spectrum for a one-year voluntary negotiation period and an additional one-year mandatory negotiation period. For public safety entities dedicating a majority of their system communications for police, fire or emergency medical services operations, the voluntary negotiation period is three years, with an additional two-year mandatory negotiation period. After the voluntary and mandatory negotiation periods expire, the microwave user continues to hold primary status until April 4, 2005, but may be involuntarily relocated, albeit at the PCS licensee’s expense. Parties unable to reach agreement within these time periods may refer the matter to the FCC for resolution, but the incumbent microwave user is permitted to continue its operations until final FCC resolution of the matter. The transition and cost sharing plans expire on April 4, 2005, at which time remaining incumbents in the PCS spectrum will be responsible for their costs to relocate to alternate spectrum locations. We are still determining the extent, if any, of expenses we may need to incur for the relocation of microwave incumbents in order to provide PCS services using our PCS licenses. We also cannot be sure that any transitions in areas in which clearing remains to be accomplished will occur in a timely fashion that will allow us to meet our marketing and operating objectives.

      The FCC has also adopted rules to govern customer billing by CMRS providers and is considering whether to extend billing rules currently applicable to landline carriers to CMRS carriers. Adoption of some of the FCC’s proposals could increase the complexity and costs of our billing processes and limit the manner in which we bill for services.

      The FCC may deny applications for FCC authority, and in extreme cases revoke licenses, if it finds that an entity lacks the requisite “character” qualifications to be a licensee. In making the determination, the FCC considers whether an applicant or licensee has been the subject of adverse findings in a judicial or administrative proceeding involving felonies, the possession or sale of unlawful drugs, fraud, antitrust violations or unfair competition, employment discrimination, misrepresentations to the FCC or other government agencies, or serious violations of the Communications Act or FCC regulations. To our knowledge, there are no activities and no judicial or administrative proceedings involving either the licensees in which we hold a controlling interest or us that would warrant such a finding by the FCC.

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

      The Telecommunications Act of 1996, which made significant changes to the Communications Act, requires state public utilities commissions and/or the FCC to implement policies that mandate local exchange carriers to pay reciprocal compensation for the exchange of traffic with other carriers, including CMRS carriers such as us, at rates more closely related to cost. In a rulemaking proceeding pertaining to interconnection between local exchange carriers and CMRS providers such as us, the FCC concluded that local exchange carriers are required to compensate CMRS providers for the reasonable costs incurred by these providers in terminating traffic that originates on local exchange carrier facilities, and vice versa. The FCC is currently considering changes to local exchange carrier-CMRS interconnection and other so-called “intercarrier compensation” schemes, and the outcome of the proceeding may affect the manner in which CMRS carriers are charged or compensated for such traffic.

      The Telecommunications Act requires, and the FCC has adopted, rules that require interstate communications carriers, including cellular and PCS carriers, to “make an equitable and non-discriminatory contribution” to a Universal Service Fund that reimburses communications carriers that provide basic communications services to users who receive services at subsidized rates. We have made such payments, as the FCC has required. We may also seek to qualify for payments from these federal and state programs in high cost areas where we provide wireless communications services. If such payments are made available to us, they would be an additional source of revenue to us that could be used to support the service we provide in the high cost areas. The FCC recently initiated a rule making proceeding in which it solicits public comment on ways of reforming both the manner by which it assesses carrier contributions to the Universal Service Fund and the way in which carriers may recover their costs from customers. The FCC also put in place new restrictions on the way carriers recover their contributions from customers, effective April 1, 2003. We are working diligently to comply with these new requirements. They may have an impact on our ability to recover our administrative costs for administering our participation in the program.

      Additionally, the Telecommunications Act specifically exempts CMRS carriers from the obligation to provide equal access to interstate long distance carriers. However, the Telecommunications Act gives the FCC the authority to impose rules to require unblocked access through carrier identification codes or 800/888 numbers, so that CMRS subscribers are not denied access to the long distance carrier of their choosing, if the FCC determines that the public interest so requires. Our customers have equal access to alternative long distance carriers using toll free numbers.

      The Telecommunications Act also imposes restrictions on a telecommunications carrier’s use of customer proprietary network information without prior customer approval. FCC rules implementing these restrictions have been revised but have limited potential to impose upon us new costs, obligations, or burdens on our current marketing activities.

      The Telecommunications Act also requires telecommunications carriers to make their services accessible to persons with disabilities and the FCC’s rules implementing these requirements are in effect. These rules generally require service providers to offer equipment and services that are accessible to and usable by persons with disabilities, if readily achievable, and to comply with complaint/ grievance procedures for violations of these provisions. These rules are largely untested and are subject to interpretation through the FCC’s complaint process. While much of the focus of these rules is on the manufacture of equipment, carriers such as us could, if found to have violated the rules, be subject to fines and/or the imposition of costly new requirements. As a related matter, the FCC has proposed requiring wireless handsets to be compatible with hearing aids, which may increase the price of handsets for customers.

      The FCC has determined that inter-exchange (long distance) service offerings of CMRS providers are subject to rate averaging and rate integration requirements of the Telecommunications Act. Rate averaging requires us to average our intrastate long distance CMRS rates between rural and high cost areas and urban areas. The FCC has delayed implementation of the rate integration requirements with respect to wide area rate plans pending further reconsideration of its rules, and has delayed the requirement that CMRS carriers integrate their rates among CMRS affiliates. Other aspects of the FCC’s rules have been vacated by the United States Court of Appeals for the District of Columbia, and are subject to further consideration by the FCC. There is a pending proceeding in which the FCC will determine how integration requirements apply to CMRS offerings, including single rate plans. To the extent that we offer services subject to these requirements, our pricing flexibility is reduced, and there is no assurance that the FCC will decline to impose these requirements on us and/or across our various CMRS affiliates.

      The overall impact on our business of the regulatory policy changes flowing from the Telecommunications Act will likely remain unresolved for the foreseeable future, as the wireless marketplace continues to absorb its various pro-competitive initiatives. Provisions of the statute relating to interconnection, telephone number portability, universal service, equal access, use of customer proprietary network information and resale could subject the entire wireless industry to additional costs and increased competition, the effects of which cannot currently be determined.

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

Employees and Dealers

      As of December 31, 2002, we had approximately 2,200 full time employees. We consider our employee relations to be good. In addition, as of that date, American Cellular and we each had agreements with approximately 165 independent dealers, including car dealerships, electronics stores, paging service companies and independent contractors.

Available Information

      Copies of our Annual Report on Form 10-K, Quarterly reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website (www.dobson.net) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission.

Item 2. Properties

      We maintain our corporate headquarters in Oklahoma City, Oklahoma in a building we lease from an affiliate of DCCLP. We own or lease five regional call centers throughout the United States. As of December 31, 2002, our wireless operations leased approximately 150 retail stores and outlets and approximately 10 administrative offices and American Cellular’s operations leased approximately 80 retail stores and outlets and approximately 5 administrative offices. We review these leases from time-to-time and, in the future, may lease or acquire new facilities as needed. We do not anticipate encountering any material difficulties in meeting our future needs for leased space.

Item 3. Legal Proceedings

      We are not currently aware of any pending or threatened litigation against us or our subsidiaries that could have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      Our Class A common stock is traded over-the-counter and is currently quoted on the Nasdaq SmallCap Market under the ticker symbol “DCEL.” Previously, our Class A common stock was quoted on the Nasdaq National Market System. However, on October 29, 2002 we received notice from the Nasdaq that our Class A common stock would be delisted from the Nasdaq National Market System. Therefore, as of October 29, 2002, our securities began trading on the OTC Bulletin Board. Subsequently, we made application to the Nasdaq SmallCap Market, and our Class A common stock began trading on the Nasdaq SmallCap Market on February 18, 2003. Each share of our Class A common stock is entitled to one vote per share.

      There currently is no established public trading market for our Class B common stock, Class C common stock or Class D common stock. Each share of our Class B common stock is convertible into one share of our Class A common stock and is entitled to ten votes per share. Each share of our Class C common stock and Class D common stock, if issued, will be convertible into 111.44 shares of our Class A common stock, and will not be entitled to vote.

      The following table sets forth the range of high and low bid prices for our Class A common stock for each quarter of 2001 and 2002:

2001	High	Low

First Quarter	$22.44	$12.88
Second Quarter	18.05	11.40
Third Quarter	17.19	7.90
Fourth Quarter	13.07	6.27

2002	High	Low

First Quarter	$8.81	$2.12
Second Quarter	3.20	0.85
Third Quarter	1.40	0.24
Fourth Quarter	2.98	0.16

      The OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

      As of March 14, 2003, there were 134 holders of record of our Class A common stock and three holders of record of our Class B common stock. The closing price of our Class A common stock on March 14, 2003 was $3.09 per share. No shares of our Class C common stock and Class D common stock were outstanding as of March 14, 2003.

      Since 1997, we have not paid any cash dividends to our common stockholders. We currently intend to retain all of our earnings to finance our operations, repay indebtedness and fund future growth. We do not expect to pay any dividends on our common stock for the foreseeable future. In addition, covenants contained in the instruments governing our bank credit facilities, our senior notes and our outstanding preferred stock limit our ability to pay cash dividends on our common stock.

Item 6. Selected Financial Data

      The following table sets forth certain historical consolidated financial data with respect to each of the five years in the period ended December 31, 2002. The consolidated financial data has been derived from our consolidated financial statements and have been reclassified to reflect the sale of the properties we sold to Verizon Wireless as discontinued operations. The historical consolidated financial data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and the related notes thereto included in Item 8, Financial Statements and Supplementary Data.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	($ in thousands except per share data)
Statement of Operations Data:
Revenue:
Service revenue	$373,517	$329,029	$253,223	$188,022	$73,129
Roaming revenue	237,802	247,630	199,049	130,400	58,730
Equipment and other revenue	20,229	22,745	23,674	12,956	3,527

Total operating revenue	631,548	599,404	475,946	331,378	135,386

Operating expenses:
Cost of service (exclusive of items shown separately below)	165,677	164,198	113,496	80,554	41,383
Cost of equipment	46,264	50,754	48,125	25,085	7,121
Marketing and selling	73,360	74,798	67,442	47,384	20,428
General and administrative	80,342	74,483	65,354	50,540	23,189
Depreciation and amortization	87,994	184,427	157,022	117,056	39,431

Total operating expenses	453,637	548,660	451,439	320,619	131,552

Operating income	177,911	50,744	24,507	10,759	3,834
Interest expense	(119,665)	(143,020)	(136,636)	(103,301)	(32,689)
Other (expense) income, net	(1,755)	1,791	5,519	2,259	2,682
Minority interests in income of subsidiaries(1)	(6,833)	(5,895)	(4,215)	(2,973)	(2,310)
Loss from investment in joint venture	(184,381)	(69,181)	(50,293)	—	—
Income tax benefit	41,165	36,650	41,916	35,437	10,824

Loss from continuing operations before extraordinary items	(93,558)	(128,911)	(119,202)	(57,819)	(17,659)
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	5,121	1,337	(5,922)	(51,504)	(32,736)
(Loss) income from discontinued operations from investment in joint venture	(327)	(720)	671	—	—
Gain (loss) from sale of discontinued operations, net of income taxes	88,315	—	—	(18,248)	—
Gain from sale of discontinued operations from investment in joint venture	6,736	—	—	—	—
Cumulative effect of change in accounting principle, net of income taxes	(33,294)	—	—	—	—
Cumulative effect of change in accounting principle from investment in joint venture	(140,820)	—	—	—	—
Extraordinary items, net of income taxes(2)	1,365	—	(20,387)	—	(2,166)

Net loss	(166,462)	(128,294)	(144,840)	(127,571)	(52,561)
Dividends on preferred stock	(94,451)	(86,325)	(126,686)	(69,477)	(23,955)
Excess of carrying value over repurchase price of preferred stock	70,323	—	—	—	—

Net loss applicable to common stockholders	$(190,590)	$(214,619)	$(271,526)	$(197,048)	$(76,516)

	Year Ended December 31,

	2002	2001	2000	1999	1998

	($ in thousands except per share data)
Basic net loss applicable to common stockholders per common share:
Continuing operations	$(1.03)	$(1.37)	$(1.33)	$(1.05)	$(0.34)
Discontinued operations	1.10	0.01	(0.06)	(1.27)	(0.62)
Change in accounting principle	(1.92)	—	—	—	—
Extraordinary expense	0.02	—	(0.23)	—	(0.04)
Dividends on and repurchase of preferred stock	(0.27)	(0.92)	(1.42)	(1.27)	(0.45)

Total basic and diluted net loss applicable to common stockholders per common share	$(2.10)	$(2.28)	$(3.04)	$(3.59)	$(1.45)

Cash dividends declared per common share	$—	$—	$—	$—	$—

Weighted average common shares outstanding	90,671,688	93,969,310	89,417,829	54,823,354	52,773,972

	December 31,

	2002	2001	2000	1999	1998

	($ in thousands except per subscriber data)
Balance Sheet Data:
Cash and cash equivalents	$294,467	$161,568	$145,395	$4,004	$22,373
Restricted cash and investments	7,098	—	26,154	49,346	75,580
Property, plant and equipment, net	300,726	296,196	276,468	180,393	157,978
Total assets	1,961,272	2,559,155	2,619,730	1,642,148	1,695,823
Long-term debt, net of current portion	1,222,436	1,576,372	1,657,632	1,055,816	1,103,857
Mandatorily redeemable preferred stock, net(3)	758,344	781,943	508,331	527,786	373,716
Stockholders’ (deficit) equity	(343,072)	(157,000)	100,107	(353,830)	(156,783)

Other Financial Data:
Capital expenditures, excluding cost of acquisitions	$83,925	$92,963	$119,407	$75,398	$45,487

Other Data:
Subscribers (at period end)	767,800	700,200	599,700	412,700	338,200
Penetration (at period end)(4)	12.1%	11.0%	9.4%	7.8%	7.0%
Average monthly churn rate(5)	2.0%	2.0%	2.0%	1.9%	2.0%
Average monthly service revenue per subscriber(6)	$44	$43	$42	$42	$48

(1)	Reflects minority interests in partnerships in which we own the majority interests.

(2)	Extraordinary items reflect gains (losses) related to early extinguishment of debt.

(3)	Mandatorily redeemable preferred stock is shown net of any discounts or deferred financing costs.

(4)	Determined by dividing our total ending subscribers for the period by the estimated total population covered by applicable FCC licenses.

(5)	Churn means the number of subscriber cancellations per period as a percentage of the weighted average total number of subscribers during such period.

(6)	Calculated and reported based on post-paid subscriber information and excludes roaming and equipment and other revenue.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis presents factors, which we believe are relevant to an assessment and understanding of our consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our consolidated financial statements and the related notes included in Item 8.

Overview

      We are one of the largest providers of rural and suburban wireless communications systems in the United States. We began providing wireless telephone services in 1990 in Oklahoma and the Texas Panhandle. We have rapidly expanded our wireless operations with an acquisition strategy targeting underdeveloped rural and suburban areas, which we believe have a significant number of potential customers with substantial needs for wireless communications. At December 31, 2002, our wireless systems covered a population of 6.4 million and we had approximately 767,800 subscribers, with an aggregate market penetration of 12.1%. We serve markets in portions of Alaska, Arizona, California, Kansas, Maryland, Michigan, Missouri, New York, Ohio, Oklahoma, Pennsylvania, Texas and West Virginia.

      AT&T Wireless and we own American Cellular, through our equally-owned joint venture. As of December 31, 2002, American Cellular’s systems covered a total population of 5.0 million and had approximately 690,400 subscribers, giving American Cellular an aggregate market penetration of 13.8%. We manage American Cellular, whose markets have demographic characteristics similar to ours in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin.

      We account for our interest in the American Cellular joint venture using the equity method of accounting. As a result, we have reflected our 50% share of the American Cellular joint venture’s equity in a single line item entitled “Investment in joint venture” in our balance sheet and we have reflected our 50% share of the American Cellular joint venture’s net income or losses in a single line item entitled “Loss from investment in joint venture” in our statement of operations. At June 30, 2002 and continuing through December 31, 2002, American Cellular was not in compliance with its total debt leverage ratio. Due to factors and circumstances impacting American Cellular, American Cellular concluded that it was necessary to re-evaluate the carrying value of its goodwill and indefinite life intangible assets in accordance with Statements of Financial Accounting Standards, or SFAS, No. 142. Based on these evaluations on June 30, 2002 and December 31, 2002, American Cellular concluded that there were impairments of its goodwill. As a result, American Cellular recognized an impairment loss totaling $377.0 million, at June 30, 2002 and an additional impairment loss of $423.9 million at December 31, 2002. After recognizing our 50% ownership of the impairment at June 30, 2002, our investment in the American Cellular joint venture was written down to $0, therefore, the additional impairment loss of $423.9 million at December 31, 2002, did not impact our results of operations or financial condition. We do not guarantee any of American Cellular’s obligations. Until future cumulative earnings, if any, are earned at American Cellular to restore American Cellular’s equity, we will not record our pro rata share of American Cellular’s operations.

      On January 26, 2001, the Federal Communications Commission concluded an auction of 10 MHz and 15 MHz PCS licenses in the C and F blocks in a number of markets. We were a winning bidder, with total winning bids of $546.1 million, on 14 of the auctioned licenses, representing an estimated total population of 19.8 million. However, in June 2001, the United States Court of Appeals for the District of Columbia Circuit ruled that the FCC did not have the authority to auction certain of those licenses, including 11 of the 14 licenses, which constitutes $536.5 million of the total amount that we bid. The Circuit Court’s decision was affirmed on appeal to the United States Supreme Court.

      Along with certain other winning bidders in the auction, we petitioned the FCC to refund our deposits on those 11 licenses and to allow us to dismiss our application as it relates to those licenses. The FCC granted these requests. We received a refund of $91.2 million of our $109.2 million deposit on April 4, 2002, and an additional refund of $16.1 million on December 11, 2002. Our application to the FCC for the grant of those 11 licenses has been dismissed, without prejudice to our participation in any future re-auction of such licenses or to our right to obtain such licenses in any future acquisition.

      The FCC is currently considering our post-auction application as it pertains to a grant of the remaining three licenses that we won in the auction, as well as legal challenges to this application. We currently have $1.9 million on deposit for these three licenses, and would be required to make a $7.7 million payment to the government if these three licenses are granted to us.

Discontinued Operations

      On February 8, 2002, we sold three of our wireless properties to Verizon Wireless for a total purchase price of $263.0 million. These properties included California 7 RSA, Ohio 2 RSA and Georgia 1 RSA, which covered a total population of approximately 659,000. On February 28, 2002, we also sold our 75% ownership interest in Arizona 5 RSA to Verizon Wireless for a total purchase price of $85.0 million. Arizona 5 RSA covered a total population of approximately 199,200. In addition, on February 8, 2002, American Cellular sold Tennessee 4 RSA to Verizon Wireless for a total purchase price of $202.0 million, which covered a total population of approximately 290,800. As a result of these sales, the results of operations, assets and liabilities of these markets during the periods presented are included as discontinued operations in our consolidated financial statements. We used the proceeds from the sale of these properties primarily to pay down bank debt under the respective credit facilities.

Market Swap

      On December 24, 2002 we entered into a definitive agreement to exchange our two remaining wireless properties in California for two AT&T Wireless properties in Alaska. In addition, AT&T Wireless would transfer to us all of our Series AA preferred stock that it currently holds. Upon receipt of the Series AA preferred stock, we plan to cancel that issue, including the related accrued dividends. The transaction remains subject to federal regulatory approvals and certain other conditions, as set out in the definitive agreement.

Subscribers

      Our subscriber base contains three types of subscribers; post-paid, reseller and pre-paid. At December 31, 2002 post-paid subscribers accounted for the largest portion of our subscriber base, at 96.3%. These subscribers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these subscribers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller subscribers are similar to our post-paid subscribers in that they pay monthly fees to utilize our network and services, however, these subscribers are billed by a third party (reseller), who has effectively resold our service to the end user (subscriber). We in turn bill the third party for the monthly usage of the end user. At December 31, 2002 the reseller base accounted for 2.8% of our total subscriber base. Our pre-paid subscribers, which at December 31, 2002 accounted for less than 1% of our subscriber base, are subscribers that pre-pay for an agreed upon amount of usage.

      Our average monthly revenue per subscriber and total gross additions are calculated and reported based only on post-paid subscriber information.

Revenue

      Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

      We derive service revenue by providing wireless services to our subscribers. The wireless industry has experienced declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. The yield on our service revenue (service revenue divided by subscriber minutes of use) was $0.22 for the year ended December 31, 2002, $0.26 for the year ended December 31, 2001 and $0.29 per minute for the year ended December 31, 2000. These declines have generally been offset by significant increases in average minutes-of-use per subscriber. The average minute-of-use per subscriber increased 22.5% for the year ended December 31, 2002 compared to 2001, and 17.6% for the year ended December 31, 2001 compared to 2000. We believe that the industry trend toward increasing minutes of use per subscriber will continue to offset declining revenue per minute-of-use due to the continued popularity of single rate calling plans and the enhanced service capacity of recently developed digital networks.

      We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming revenue accounted for 37.7% of our operating revenue for the year ended December 31, 2002, 41.3% of our operating revenue for the year ended December 31, 2001 and 41.8% of our operating revenue for the year ended December 31, 2000. Roaming revenue typically yields slightly higher average per minute rates and higher margins than revenue from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to network operations, billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, even though roaming revenue yields have offered higher margins than revenue from our subscribers, the yields are declining and are becoming more comparable to yields from our subscribers due to increased market pressures and competition among wireless providers. Our roaming yield (roaming service revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes-of-use) was $0.24 for the year ended December 31, 2002, $0.33 for the year ended December 31, 2001 and $0.40 per minute for the year ended December 31, 2000. We believe that the trend of increasing roaming minutes will continue to offset declining roaming yields. Roaming minutes increased 35.1% for the year ended December 31, 2002 compared to 2001, and 49.5% for the year ended December 31, 2001 compared to 2000. Roaming yields are decreasing as a result of new contracts and scheduled rate reductions in existing contracts. We believe these roaming contracts are beneficial because they secure existing traffic and provide opportunity for a continuing increase in the volume of traffic. Roaming revenue tends to be impacted by seasonality. We typically have higher roaming revenue during the second and third quarters of each year, as users tend to travel more and, therefore, use their wireless phones more during the spring and summer months.

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

      Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets, referred to as “roaming” costs. As discussed above with regard to service revenue, there is a continuing trend toward increasing minutes-of-use per subscriber. This includes minutes used by our subscribers when they roam into other providers’ markets. Consistent with this trend, our roaming expense per minute has declined. This decline in expense per minute has helped offset the increased costs from growth in minutes-of-use per subscriber.

      Our cost of equipment represents the costs associated with telephone equipment and accessories sold. We, like other wireless providers, have continued the use of discounts on phone equipment and free phone promotions for phones sold to our customers, as competition between service providers continues to intensify. As a result, we have incurred, and expect to continue to incur, losses on equipment sales. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased revenue from increases in the number of wireless subscribers.

      Our marketing and selling costs include advertising, compensation paid to sales personnel and independent dealers and all other costs to market and sell wireless products and services, and certain costs related to customer retention. We pay commissions to sales personnel and independent dealers for new business generated.

      Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections, and corporate administration. We provide management and certain other services to our 50%-owned subsidiary, American Cellular, in accordance with a management agreement. Therefore, our corporate and shared call center costs incurred by American Cellular and us are shared and allocated primarily based on our estimated subscribers and the populations in our respective licensed areas.

      Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of definite life intangible assets. Through December 31, 2001, these intangible assets primarily consisted of wireless license acquisition costs and customer lists. However, with the implementation of SFAS, No. 142, “Goodwill and Other Intangible Assets,” we ceased the amortization of wireless license acquisition costs effective January 1, 2002. See “Critical Accounting Policies and Practices” below for further details.

Critical Accounting Policies and Practices

      It is necessary that we use estimates in the presentation of our financial statements with respect to the effect of matters that are inherently uncertain. Our use of estimates and assumptions affects the reported amounts of assets, liabilities, and the amount of revenue and expenses we recognize for and during the reporting period.

      Our general and administrative expenses and certain other operating expenses include all infrastructure costs, including costs for customer support, billing, collections and corporate administration. We provide management and certain other services to all of our subsidiaries, including our 50%-owned subsidiary, American Cellular, under the terms of a management agreement. As a result, we share our corporate and call center costs with our subsidiaries. Such costs are allocated among our subsidiaries and American Cellular based on the proportionate number of subscribers and estimated populations in our respective licensed areas. If there were a change in the method used to allocate shared costs among our subsidiaries and American Cellular, the change could have a significant impact on our results of operations.

      We depreciate our property, plant and equipment and amortize our customer lists and certain other definite life intangible assets over their useful lives. These useful lives are based on our estimates of the period that the assets will generate revenue. Our policy was to review the carrying value of our long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. With the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires companies to cease the amortization of existing goodwill and intangible assets with indefinite lives, we reassessed the useful lives of our intangible assets. A significant portion of our intangible assets is classified as “Wireless license acquisition costs,” which represents our costs associated with acquiring our FCC licenses. These licenses allow us to provide wireless services by giving us the exclusive right to utilize certain radio frequency spectrum. Although the FCC licenses are issued for only a fixed time, generally ten years, these licenses are renewed by the FCC on a routine basis and for a nominal fee. In addition, we have determined that there are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of these FCC licenses. As a result, our wireless license acquisition costs are treated as indefinite life intangible assets. Therefore, upon implementing SFAS No. 142 in its entirety on January 1, 2002, we ceased the amortization of wireless license acquisition costs and now test for impairment of wireless license acquisition costs at least annually and only adjust the carrying amount of these intangible assets upon an impairment of wireless license acquisition costs. We also determine on an annual basis whether facts and circumstances continue to support an indefinite useful life.

      This change in policy has and may continue to have a significant impact to our results of operations and financial position. For the years ended December 31, 2001 and 2000 the aggregate amount of amortization expense, net of income tax benefit, attributable to our wireless license acquisition costs was $64.9 million and

$58.2 million. Without this amortization and before considering American Cellular’s impact of this change, our 2001 and 2000 operating results would have been:

	2001	2000

	($ in thousands except
	per share data)
Loss before extraordinary item	$63,360	$66,218
Net loss applicable to common stockholders	149,685	213,291
Net loss applicable to common stockholders per common share	$1.59	$2.39

      In addition, for the years ended December 31, 2001 and 2000 our 50%-owned unconsolidated subsidiary, American Cellular, recorded $58.3 million and $50.3 million of amortization expense related to its goodwill and $34.5 million and $28.7 million of amortization expense, net of income tax benefit, related to its wireless license acquisition costs. Without this amortization, American Cellular’s 2001 and 2000 operating results would have been:

	2001	2000

	($ in thousands except
	per share data)
Net loss	$44,858	$20,236
Net loss applicable to common stockholder	46,997	20,236
Net loss applicable to common stockholder per common share	$469,966	$202,361

      Through December 31, 2001, as stated above, our accounting policy for impairment of long-lived assets was to review the carrying value of our long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such circumstances were deemed to exist, the carrying value of the asset would be compared to the estimated undiscounted future cash flows generated by the asset. Our definite life assets will continue to be amortized over their estimated useful lives and are subject to the same impairment criteria. As a result of fully implementing SFAS No. 142 on January 1, 2002, we are now required to evaluate the carrying value of our indefinite life intangible assets using their fair values, at least annually. To complete this evaluation, we first performed a comparison of the carrying amount of our wireless license acquisition costs to the fair value of those assets. For purposes of this comparison, it is our policy to aggregate our wireless license acquisition costs. We determined the fair value of our wireless license acquisition costs based on their estimated future discounted cash flows. Based on the comparison we performed upon implementation, we determined that the carrying amount of our wireless license acquisition costs exceeded their estimated fair value. Therefore, upon implementation of this new pronouncement in its entirety, we recorded a charge, net of income tax benefit, of $33.3 million to reflect the write-down of our wireless license acquisition costs to their fair value and a charge of $140.8 million to reflect our 50% share in the write down to their fair value of the wireless license acquisition costs of our 50%-owned subsidiary, American Cellular.

      At June 30, 2002, American Cellular was not in compliance with its total debt leverage ratio. Due to factors and circumstances impacting American Cellular, American Cellular concluded that it was necessary to re-evaluate the carrying value of its goodwill and its indefinite life intangible assets in accordance with SFAS No. 142. Based on this evaluation, American Cellular concluded that there was an impairment of its goodwill. Therefore, American Cellular recorded an impairment loss totaling $377.0 million, at June 30, 2002. In addition, during fourth quarter 2002, American Cellular continued to have factors impacting its business for which a re-evaluation was necessary. American Cellular continued to be out of compliance with its total leverage ratio covenant on its senior credit facility, which has given its lender’s the right to accelerate the repayment of the entire amount outstanding under its senior credit facility. To date, no such acceleration has occurred and American Cellular continues to hold discussions with its bank lenders and with representatives of certain of the American Cellular bondholders concerning a potential reorganization. Based on those discussions and other factors, including an increase in a risk-based discount factor, American Cellular determined that its goodwill continued to be impaired based on current enterprise valuations. Therefore, American Cellular recorded an additional impairment loss of $423.9 million, bringing its total impairment loss on goodwill to $800.9 million for the year ended December 31, 2002.

      We believe it is necessary for an understanding of our significant accounting policies to read the above in conjunction with Note 2 of Item 8, “Significant Accounting Policies,” of this Form 10-K.

Results of Operations

      The financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statement numbers.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Operating revenue. For the year ended December 31, 2002, our total operating revenue increased $32.1 million, or 5.4%, to $631.5 million from $599.4 million for the comparable period in 2001. The following table sets forth the components of our operating revenue for the periods indicated:

	Year Ended December 31,

	2002		2001

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Service revenue	$373,517	59.1%	$329,029	54.9%
Roaming revenue	237,802	37.7%	247,630	41.3%
Equipment and other revenue	20,229	3.2%	22,745	3.8%

Total	$631,548	100.0%	$599,404	100.0%

      For the year ended December 31, 2002, our service revenue increased $44.5 million, or 13.5%, to $373.5 million from $329.0 million for the year ended December 31, 2001. The increase in revenue was primarily attributable to increased market penetration and subscriber usage. Our subscriber base increased 9.7% to 767,800 at December 31, 2002 from 700,200 at December 31, 2001. Even though we have experienced increased competition and market pressure, our average monthly service revenue per subscriber increased to $44 for the year ended December 31, 2002 from $43 for the year ended December 31, 2001, because our average monthly service revenue per subscriber continues to be positively impacted by changes in the mix of digital and analog subscribers in our subscriber base. On December 31, 2002, 87.9% of our subscriber base was on digital rate plans compared to 75.0% at December 31, 2001. Our digital subscribers tend to use more minutes in a larger home area than our analog subscribers.

      For the year ended December 31, 2002, our roaming revenue decreased $9.8 million, or 4.0%, to $237.8 million from $247.6 million for the year ended December 31, 2001. This decline in revenue was attributable to a 27.3% decline in our roaming revenue per minute-of-use, partially offset by a 35.1% increase in roaming minutes in our markets. As previously described, both the increase in roaming minutes, along with the decline in our roaming yield have resulted from roaming agreements we have entered into which encourage our roaming partners to send us additional traffic by offering them reduced roaming rates.

      For the year ended December 31, 2002, our equipment and other revenue decreased $2.5 million, or 11.1%, to $20.2 million from $22.7 million for the year ended December 31, 2001 despite the fact that our total gross subscriber additions have continued to increase. This decline in revenue is primarily due to the slow-down in the migration of existing subscribers from analog to digital service. Gross subscriber additions were 236,800 for the year ended December 31, 2002 compared to 233,500 for the year ended December 31, 2001, and the migration of subscribers from analog to digital service was 50,300 for the year ended December 31, 2002 compared to 96,600 for the year ended December 31, 2001.

      Cost of Service. For the year ended December 31, 2002, our total cost of service increased $1.5 million, or 1.0%, to $165.7 million from $164.2 million for the comparable period in 2001. The following table sets forth the components of our cost of service for the periods indicated:

	Year Ended December 31,

	2002		2001

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Network costs	$94,082	56.8%	$82,436	50.2%
Roaming costs	71,595	43.2%	81,762	49.8%

Total cost of service	$165,677	100.0%	$164,198	100.0%

      For the year ended December 31, 2002, our network costs, which are the costs we incur from operating our wireless network and providing service to our customers, increased $11.7 million, or 14.1%, to $94.1 million from $82.4 million for the comparable period in 2001. This increase was primarily the result of an increase in wholesale toll charges, due to increases in customer usage, and an increase in rent incurred from our cell site leases as a result of the continued build-out of our network.

      For the year ended December 31, 2002, roaming costs decreased by $10.2 million, or 12.4%, to $71.6 million from $81.8 million compared to the same period in 2001. This decrease was the result of a 26.9% decline in rates charged by those providers resulting from new lower rate agreements, offset by a 20.5% increase in the minutes used by our customers on third-party wireless providers networks.

      Cost of equipment. For the year ended December 31, 2002, our cost of equipment decreased $4.5 million, or 8.8%, to $46.3 million during 2002 from $50.8 million in 2001, primarily from a slow-down in the migration of existing subscribers from analog to digital service.

      Marketing and selling costs. For the year ended December 31, 2002, our marketing and selling costs decreased $1.4 million, or 1.9%, to $73.4 million from $74.8 million for the year ended December 31, 2001. This decrease in our marketing and selling costs was primarily the result of gross subscriber additions remaining fairly constant and the costs associated with sales compensation reducing slightly.

      General and administrative costs. For the year ended December 31, 2002, our general and administrative costs increased $5.8 million, or 7.9%, to $80.3 million from $74.5 million for the year ended December 31, 2001. This increase was primarily the result of increased infrastructure costs, including customer service, billing, collections and administrative costs as a result of the overall growth of our business. Our average monthly general and administrative costs per subscriber decreased to $9 for 2002 compared to $10 for 2001. This decrease in general and administrative costs per subscriber was primarily from continued efficiencies gained from further integration of acquired companies and increased economies of scale.

      Depreciation and amortization expense. For the year ended December 31, 2002, our depreciation and amortization expense decreased $96.4 million, or 52.3%, to $88.0 million from $184.4 million for 2001. This decline in expense is a result of implementing SFAS No. 142, “Goodwill and Other Intangible Assets”, which required companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under this new rule we treat our wireless license acquisition costs as indefinite life intangible assets. For the year ended December 31, 2001, the aggregate amount of amortization expense attributable to our wireless license acquisition costs was $104.7 million.

      Interest expense. For the year ended December 31, 2002, our interest expense decreased $23.3 million, or 16.3%, to $119.7 million from $143.0 million for the year ended December 31, 2001. This decline in expense resulted primarily from the reduction of our outstanding balance on our credit facility and lower variable interest rates.

      Other (expense) income, net. For the year ended December 31, 2002, our other income decreased by $3.6 million to $(1.8) million from $1.8 million for the year ended December 31, 2001 due to a decrease in interest income.

      Minority interests in income of subsidiaries. For the year ended December 31, 2002, our minority interests in income of subsidiaries increased $0.9 million, or 15.9%, to $6.8 million from $5.9 million in 2001. This increase was attributable to the increased income earned from our subsidiaries in which we do not own a 100% interest.

      Loss from investment in joint venture. For the year ended December 31, 2002, our loss from investment in joint venture increased $115.2 million, to $184.4 million, from $69.2 million for the year ended December 31, 2001. This increase is primarily from impairments of goodwill recognized by our 50%-owned joint venture, American Cellular.

      Income from discontinued operations. For the year ended December 31, 2002, we had income from discontinued operations of $93.4 million, net of income tax expense, compared to income of $1.3 million, net of income tax expense, for the year ended December 31, 2001. This increase is primarily a result of a gain of $88.3 million from the sale of the markets sold to Verizon Wireless during February 2002.

      Income (loss) from discontinued operations from investment in joint venture. For the year ended December 31, 2002, we had income from discontinued operations from investment in joint venture of $6.4 million compared to a loss from discontinued operations from investment in joint venture of $0.7 million for the year ended December 31, 2001. This increase in income is the result of a gain of $6.7 million from the sale of Tennessee 4 RSA to Verizon Wireless during February 2002.

      Cumulative effect of change in accounting principle. For the year ended December 31, 2002, we recognized a total impairment on our wireless license acquisition costs of $174.1 million, net of tax benefit, as a result of implementing SFAS No. 142, “Goodwill and Other Intangible Assets”. Of this total, $33.3 million reflects our impairment and $140.8 million reflects our share of the impairment from our 50% interest in American Cellular.

      Extraordinary gain (loss). For the year ended December 31, 2002, we had an extraordinary gain of $1.4 million, net of tax expense, which resulted primarily from the repurchase of $11.5 million principal amount of Dobson/ Sygnet senior notes for the purchase price of $8.9 million.

      Net loss. For the year ended December 31, 2002, our net loss was $166.5 million. Our net loss increased $38.2 million, or 29.8%, from $128.3 million for the year ended December 31, 2001. The increase in our net loss was primarily attributable to our cumulative effect of change in accounting principle and our loss from investment in joint venture, offset by the gain from the sale of discontinued operations.

      Dividends on preferred stock. For the year ended December 31, 2002, our dividends on preferred stock increased $8.2 million, or 9.4%, to $94.5 million from $86.3 million for the year ended December 31, 2001. This increase was primarily the result of accrued dividends related to our issuance of 200,000 shares of our Series AA preferred stock on February 8, 2001, and the additional dividends accumulating on our 12.25% and 13% senior exchangeable preferred stock.

      Excess of carrying value over repurchase price of preferred stock. During 2002, we acquired shares of our 12.25% senior exchangeable preferred stock having a carrying value of $40.3 million and shares of our 13% senior exchangeable preferred stock having a carrying value of $68.7 million through repurchases, including dividends issued on the repurchased shares after the date of repurchase, for an aggregate purchase price of $38.7 million. This resulted in an excess of carrying value over the repurchase price totaling $70.3 million.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Operating revenue. For the year ended December 31, 2001, our total operating revenue increased $123.5 million, or 25.9%, to $599.4 million from $475.9 million for the comparable period in 2000. The following table sets forth the components of our operating revenue for the periods indicated:

	Year Ended December 31,

	2001		2000

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Service revenue	$329,029	54.9%	$253,223	53.2%
Roaming revenue	247,630	41.3%	199,049	41.8%
Equipment and other revenue	22,745	3.8%	23,674	5.0%

Total	$599,404	100.0%	$475,946	100.0%

      For the year ended December 31, 2001, our service revenue increased $75.8 million, or 29.9%, to $329.0 million from $253.2 million for the year ended December 31, 2000. Of the increase, $14.3 million was attributable to markets acquired during 2000. The remaining increase of $61.5 million was primarily attributable to our increased subscriber base and higher average monthly service revenue per subscriber. Our subscriber base increased 16.8% to 700,200 at December 31, 2001 from 599,700 at December 31, 2000. Even though we have experienced increased competition and market pressure, our average monthly service revenue per subscriber increased to $43 for the year ended December 31, 2001 compared to $42 for the year ended December 31, 2000, because our average monthly service revenue per subscriber continues to be positively impacted by changes in the mix of digital and analog subscribers in our subscriber base. On December 31, 2001, 75.0% of our subscriber base was on digital rate plans compared to 43.9% at December 31, 2000. Our digital subscribers tend to use more minutes in a larger home area than our analog subscribers.

      For the year ended December 31, 2001, our roaming revenue increased $48.6 million, or 24.4%, to $247.6 million from $199.0 million for the year ended December 31, 2000. Of the increase, $16.3 million was attributable to markets acquired during 2000. The remaining increase of $32.3 million was attributable to a 49.5% increase in roaming minutes in our existing markets due to expanded coverage areas and usage in these markets, offset by a 17.5% decline in our roaming revenue per minute-of-use. As previously described, both the increase in roaming minutes, along with the decline in our roaming yield have resulted from roaming agreements we have entered into which encourage our roaming partners to send us additional traffic by offering them reduced roaming rates.

      For the year ended December 31, 2001, our equipment and other revenue decreased $1.0 million, or 3.9%, to $22.7 million from $23.7 million for the year ended December 31, 2000 due to increased discounts on sales of equipment as a result of market competition.

      Cost of Service. For the year ended December 31, 2001, our total cost of service increased $50.7 million, or 44.7%, to $164.2 million from $113.5 million for the comparable period in 2000. The following table sets forth the components of our cost of service for the periods indicated:

	Year Ended December 31,

	2001		2000

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Network costs	$82,436	50.2%	$58,151	51.2%
Roaming costs	81,762	49.8%	55,345	48.8%

Total cost of service	$164,198	100.0%	$113,496	100.0%

      For the year ended December 31, 2001, our network costs, which are the costs we incur from operating our wireless network and providing service to our customers, increased $24.2 million, or 41.8%, to $82.4 million from $58.2 million for the comparable period in 2000. Of this increase, $9.4 million was attributed to markets acquired during 2000. The remaining increase of $14.8 million was primarily the result of increases in network costs such as leased circuits, interconnection charges and wholesale toll charges, due to increased usage by our subscribers, along with increases in rent incurred from our cell site leases as a result of the continued build-out of our network.

      For the year ended December 31, 2001, roaming costs increased by $26.5 million, or 47.7%, to $81.8 million from $55.3 million compared to the same period in 2000. This increase was the result of an 82.6% increase in the minutes used by our customers on third-party wireless providers networks, offset by a 19.1% decline in rates charged by those providers resulting from new lower rate agreements.

      Cost of equipment. For the year ended December 31, 2001, our cost of equipment increased $2.7 million, or 5.5%, to $50.8 million during 2001 from $48.1 million in 2000, primarily from an increase in the volume of equipment sold due to the growth in subscriber additions and the migration of subscribers from analog to digital service.

      Marketing and selling costs. For the year ended December 31, 2001, our marketing and selling costs increased $7.4 million, or 10.9%, to $74.8 million from $67.4 million for the year ended December 31, 2000. This was a result of an increase in gross subscriber additions. We had 233,500 gross subscriber additions during the year ended December 31, 2001 compared to 210,600 gross subscriber additions during the year ended December 31, 2000, which is an increase of 10.9%. Gross subscriber additions do not include subscribers acquired through business acquisitions.

      General and administrative costs. For the year ended December 31, 2001, our general and administrative costs increased $9.1 million, or 14.0%, to $74.5 million from $65.4 million for the year ended December 31, 2000. For the year ended December 31, 2001, general and administrative costs of $3.7 million were attributable to markets acquired in 2000. The remaining increase of $5.4 million was the result of increased infrastructure costs, including customer service, billing, collections and administrative costs as a result of the overall growth of our business. Our average monthly general and administrative costs per subscriber decreased to $10 for 2001 compared to $11 for 2000. This decrease in general and administrative costs per subscriber was primarily from efficiencies gained from the integration of acquired companies.

      Depreciation and amortization expense. For the year ended December 31, 2001, our depreciation and amortization expense increased $27.4 million, or 17.5%, to $184.4 million from $157.0 million for 2000. The increase is a result of additional depreciation on fixed assets acquired in 2001 and 2000 and intangible assets acquired in 2000.

      Interest expense. For the year ended December 31, 2001, our interest expense increased $6.4 million, or 4.7%, to $143.0 million from $136.6 million for the year ended December 31, 2000. The increase resulted primarily from our increased interest rates incurred as a result of the interest rate hedge on the credit facility of our wholly-owned subsidiary, Dobson Operating Co. LLC, or DOC LLC.

      Other income, net. For the year ended December 31, 2001, our other income, which includes interest income and income from partnerships, decreased by $3.7 million to $1.8 million from $5.5 million for the year ended December 31, 2000.

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

      Income (loss) from discontinued operations. For the year ended December 31, 2001, we had income from discontinued operations of $1.3 million, net of income tax expense, compared to a loss of $5.9 million, net of income tax benefit, for the year ended December 31, 2000. This increase of $7.2 million in our income from discontinued operations is primarily due to an increase in operating income of $10.2 million, offset by an increase in interest expense of $2.3 million relating to the markets, which we sold to Verizon Wireless during February 2002.

      (Loss) income from discontinued operations from investment in joint venture. For the year ended December 31, 2001, we had a loss from discontinued operations from investment in joint venture of $0.7 million, compared to income of $0.7 million for the year ended December 31, 2000. This increase of $1.4 million in our loss from discontinued operations from investment in joint venture reflects our 50% share of the increased losses from the Tennessee 4 RSA market, which was sold to Verizon Wireless on February 8, 2002.

      Extraordinary gain (loss). For the year ended December 31, 2000, we incurred an extraordinary pretax loss of $32.9 million. This loss was a result of a tender premium paid on the early redemption of our 11.75% senior notes and the writing off of previously capitalized financing costs associated with the 11.75% senior notes and the previous DOC and DCOC credit facilities, which were refinanced in January 2000.

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

      Dividends on preferred stock. For the year ended December 31, 2001, dividends on our preferred stock decreased $40.4 million, or 31.9%, to $86.3 million from $126.7 million for the year ended December 31, 2000. This decrease was primarily the result of a $60.4 million dividend recognized upon the conversion of our Class D preferred stock into Class E preferred stock and old Class A common stock, which occurred in the first quarter of 2000, offset by dividends related to our issuance of 200,000 shares of our Series AA preferred stock on February 8, 2001.

Liquidity and Capital Resources

      We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, bank debt and the sale of debt and equity securities.

Cash Flow Activities

      At December 31, 2002, we had working capital of $176.0 million, a ratio of current assets to current liabilities of 1.9:1 and an unrestricted cash balance of $294.5 million, which compares to working capital of $181.9 million, a ratio of current assets to current liabilities of 1.9:1 and an unrestricted cash balance of $161.6 million at December 31, 2001.

      Our net cash provided by operating activities was $189.3 million for 2002 compared to $65.0 million for 2001 and $58.5 million for 2000. The increase of $124.3 million from 2001 to 2002 was primarily due to increases in operating income. The increase of $6.5 million from 2000 to 2001 was primarily due to an increase in operating income and decreases in operating cash flow from changes in current assets and liabilities.

      Our net cash provided by investing activities was $343.5 million for the year ended December 31, 2002, while our net cash used in investing activities was $185.2 million for the year ended December 31, 2001 and $998.3 million for the year ended December 31, 2000. The net cash provided by investing activities for the year ended December 31, 2002 was primarily due to our refund of deposits of $107.3 million for the eleven licenses in the FCC auction and net proceeds from the sale of certain markets to Verizon Wireless for a total of $349.7 million, less $14.1 million reserved in escrow. Our net cash used in investing activities for the year ended December 31, 2000 was higher compared to 2002 and 2001 due to the purchase of wireless license and properties of $368.7 million and investment in joint venture of $382.5 million. Our capital expenditures were $83.9 million for the year ended December 31, 2002, $93.0 million for the year ended December 31, 2001 and $119.4 million for the year ended December 31, 2000.

      Our net cash used in financing activities was $400.0 million for the year ended December 31, 2002 compared to net cash provided by financing activities of $136.3 million for the year ended December 31, 2001 and $1.1 billion for the year ended December 31, 2000. Financing activity sources for the year ended December 31, 2002 consisted primarily of proceeds from long-term debt of $389.5 million, which was offset by repayments of long-term debt totaling $725.9 million, purchases of preferred stock of $38.7 million, purchases of common stock of $7.8 million and purchases of Dobson/ Sygnet senior notes of $8.9 million. For the year ended December 31, 2001, net cash provided by financing was considerably higher compared to 2002, due to issuance of preferred stock of $200.0 million and proceeds of long-term debt of $630.0 million compared to only $389.5 million in 2002. In addition, for the year ended December 31, 2000, net cash provided by financing was considerably higher compared to 2001, due to proceeds from long-term debt of $1.5 billion and proceeds from our equity offering of $546.4 million, which was offset by repayments of long-term debt of $920.6 million.

Capital Resources

Dobson Operating Co., L.L.C. Credit Facility

      On January 14, 2000, DOC LLC obtained an $800.0 million credit facility and increased it by $125.0 million to $925.0 million on May 1, 2000. Certain of our subsidiaries and we have guaranteed this credit facility. The original proceeds from the $800.0 million credit facility were used primarily to:

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

      At December 31, 2002, this credit facility included a $300.0 million revolving credit facility and $296.5 million remaining of term loan facilities consisting of a Term A Facility of $142.6 million, a Term B Facility of $83.1 million and an additional Term B Facility of $70.8 million. These loans begin to mature in 2007. As of December 31, 2002, we had $501.0 million outstanding under this credit facility and we had $95.5 million of availability.

      Advances bear interest, at our option, on a prime rate or LIBOR formula. The weighted average interest rate was 4.3% for the twelve months ended December 31, 2002. Our obligations under the credit facility are secured by:

•	a pledge of our ownership interest in DOC LLC;

•	stock and partnership interests of certain of DOC LLC’s subsidiaries; and

•	liens on substantially all of the assets of DOC LLC and its restricted subsidiaries, including FCC licenses, but only to the extent such licenses can be pledged under applicable law.

      We are required to amortize the Term A Facility with quarterly principal payments of $5.0 million, which began on June 30, 2001, increasing over the term of the loan to quarterly principal payments of $25.0 million. We are required to amortize the Term B Facility with quarterly principal payments of $375,000 from March 31, 2000 through December 31, 2006 and with quarterly principal payments of $34.9 million during 2007. We began amortizing the additional $125.0 million portion of the Term B Facility with quarterly principal payments of $312,500 on June 30, 2000, and will continue through March 31, 2007. These quarterly principal payments on the additional Term B Facility will increase to $29.1 million from June 30, 2007 through March 31, 2008. Under certain circumstances, we are required to make prepayments of proceeds received from significant asset sales, new borrowings and sales of equity and a portion of excess cash flow. When we completed the February 2002 sale of four licenses to Verizon Wireless for a total purchase price of $348.0 million, we permanently prepaid $293.9 million towards this credit facility. In addition, we have the right to prepay the credit facility in whole or in part at any time. During the year ended December 31, 2002, our total scheduled principal payments were $14.3 million under this facility. In addition, during 2003, we will be required to make additional principal payments totaling $22.5 million.

      Our credit facility imposes a number of restrictive covenants that, among other things, limit our ability to incur additional indebtedness, create liens, make capital expenditures and pay dividends. In addition, we are required to maintain certain financial ratios with respect to the borrower and certain of its subsidiaries, including, but not limited to:

•	a ratio of senior indebtedness to operating cash flow of initially not more than 7.75 to 1, decreasing over time to 5.00 to 1;

•	a ratio of operating cash flow to debt service requirements of initially not less than 1.15 to 1, increasing over time to 1.50 to 1;

•	a ratio of operating cash flow to interest expense of initially not less than 1.40 to 1, increasing over time to 2.25 to 1; and

•	a ratio of operating cash flow minus capital expenditures to the sum of debt service requirements and cash distributions of initially not less than 1.05 to 1, increasing over time to 1.15 to 1.

      At December 31, 2002, we were in compliance with all required financial ratios and expect to continue to be in compliance throughout 2003, absent a change of control that would accelerate the maturity of outstanding amounts under the credit facility as described in Note 7 to the Consolidated Financial Statements.

Dobson/ Sygnet Senior Notes

      Our subsidiary, Dobson/ Sygnet, has outstanding $200.0 million aggregate principal amount of senior notes that mature in 2008. On September 30, 2002, we purchased $11.5 million principal amount of these senior notes for $8.9 million. Therefore, on a consolidated basis at December 31, 2002, the outstanding Dobson/ Sygnet senior notes had an outstanding principal balance totaling $188.5 million and we recognized an extraordinary gain of $1.4 million after the write-off of related deferred financing costs and taxes. The Dobson/ Sygnet notes bear interest at an annual rate of 12.25%, payable semi-annually on each June 15 and December 15. The Dobson/ Sygnet note indenture contains restrictive covenants that, among other things, limit the ability of Dobson/ Sygnet and its subsidiaries to incur additional indebtedness, create liens, pay dividends or make distributions in respect of their capital stock, make investments or certain other restricted payments, sell assets, redeem capital stock, issue or sell stock of restricted subsidiaries, enter into transactions with stockholders or affiliates or effect a consolidation or merger.

Sygnet Wireless Credit Facility

      Our indirect, wholly-owned subsidiary, Sygnet Wireless, is a party to a secured credit agreement for an aggregate of $315.4 million, consisting of a $34.0 million revolving credit facility and $281.4 million of term loans. Interest on the revolving credit facility and the term loans is based on a prime rate or a LIBOR formula, and has ranged between 4.1% and 10.5% since inception. As of December 31, 2002, there was $285.4 million outstanding and we had $30.0 million of availability.

      The obligations under the Sygnet Wireless credit facility are secured by a pledge of the capital stock of Dobson/ Sygnet’s operating subsidiary as well as a lien on substantially all of the assets of Dobson/ Sygnet and the assets of its operating subsidiary. The Sygnet Wireless credit facility requires that Dobson/ Sygnet and we maintain certain financial ratios. The failure to maintain these ratios would constitute an event of default, notwithstanding Sygnet Wireless’s ability to meet its debt service obligations. The Sygnet Wireless credit facility amortizes quarterly. The $34.0 million revolving credit facility terminates on September 23, 2006. The $281.4 million term loans terminate on December 23, 2007. During the twelve months ended December 31, 2002, Dobson/ Sygnet’s total scheduled principal payments were $14.3 million under this facility. In addition during 2003, Dobson/ Sygnet will be required to make additional principal payments totaling $28.3 million. The weighted average interest rate on the Sygnet Wireless credit facility was 5.0% for the twelve months ended December 31, 2002.

American Cellular Credit Facility and Senior Subordinated Notes

      On February 25, 2000, American Cellular obtained a $1.75 billion bank credit facility that included a $300.0 million revolving credit facility and $1.45 billion of term loans. American Cellular’s credit facility was amended effective March 14, 2001, when American Cellular permanently repaid $200.0 million of the term loans. American Cellular used proceeds from the issuance of $450.0 million of its Senior Subordinated Notes due 2009, to reduce the credit facility to $1.55 billion. American Cellular’s credit facility was further amended effective June 4, 2001, when American Cellular permanently repaid $201.3 million of the term notes under the credit facility with proceeds from the issuance of an additional $250.0 million of its Senior Subordinated Notes due 2009 and the credit facility was reduced to $1.34 billion. On September 27, 2001, American Cellular and its lenders agreed to a third amendment to the credit facility, which modified certain financial covenants (described below). In addition to its financial covenants, American Cellular is required to make prepayments of proceeds received from significant asset sales, new borrowings and a portion of excess cash flow. When American Cellular completed the sale of Tennessee 4 RSA to Verizon Wireless for a total purchase price of $202.0 million during February 2002, it permanently reduced its credit facility by approximately $190.0 million. The maximum availability of American Cellular’s credit facility is limited by restrictions, such as certain financial ratios. As of December 31, 2002, American Cellular had outstanding borrowings under its credit facility of $894.3 million, with no additional amounts available for future borrowings.

      American Cellular has required, and will likely continue to require, substantial capital to further develop, expand and upgrade its wireless systems. The American Cellular joint venture has budgeted approximately $60.0 million for American Cellular capital expenditures in 2003. At December 30, 2002, American Cellular had $15.9 million of unrestricted cash and $42.3 million in restricted cash, of which $34.1 million of the restricted cash was in escrow to pay interest on its senior subordinated notes. American Cellular anticipates that its cash flow from operations, along with this cash, will be sufficient to meet its short-term cash needs through October 2003, at which time American will require additional cash for interest payments on its senior subordinated notes.

      American Cellular’s credit facility imposes a number of restrictive covenants that, among other things, limit American Cellular’s ability to incur additional indebtedness, create liens and pay dividends. In addition, American Cellular is required to maintain certain financial ratios including, but not limited to:

•	a ratio of senior indebtedness to operating cash flow of 5.75 to 1 at December 31, 2002 and decreasing over time to 2.50 to 1;

•	a ratio of total indebtedness to operating cash flow of 7.75 to 1 at December 31, 2002 and decreasing over time to 4.00 to 1;

•	a ratio of operating cash flow to debt service requirements of 1.35 to 1 at December 31, 2002 and decreasing over time to 1.20 to 1;

•	a ratio of operating cash flow to interest expense requirement of 1.80 to 1 at December 31, 2002 and increasing over time to 2.50 to 1; and

•	a ratio of operating cash flow minus capital expenditures to the sum of debt service requirements and cash distributions of 1.00 to 1 at December 31, 2002 and continuing over time at 1.00 to 1.

      Through September 2002, interest on the revolving credit facility and the term loan facilities was variable and was based on a prime rate or a LIBOR formula. As a result of American Cellular’s non-compliance with a financial covenant contained in its credit facility, beginning October 2002, all borrowings under its credit facility are only available based on prime rate. The weighted average interest rate for the twelve months ended December 31, 2002 was 5.0% and interest rates have ranged between 4.4% and 10.0% since the credit facility’s inception in February 2000.

      American Cellular’s credit facility includes a financial covenant requiring that American Cellular not exceed a total debt leverage ratio ranging from 9.25 to 1.00 in the first quarter of 2002 to 7.75 to 1.00 in the fourth quarter of 2002. At June 30, 2002 and continuing through December 31, 2002, American Cellular failed to comply with this covenant. The lenders presently have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility. Acceleration under the credit facility would allow the holders of American Cellular’s senior subordinated notes to declare the principal and interest of the senior subordinated notes immediately due and payable. American Cellular would then be required to either refinance the debt or repay the amounts due. To date, no such acceleration has occurred. American Cellular anticipates that its cash flow from operations, along with cash on hand, will be sufficient to meet its capital requirements through October 2003, at which time American Cellular will be required to make additional cash interest payments on its senior subordinated notes. If the cash interest payments on its senior subordinated notes are not made, its senior subordinated note holders could declare the principal and interest of its notes immediately due and payable. American Cellular continues to hold discussions with its bank lenders and with representatives of certain of the American Cellular bondholders concerning a potential reorganization. American Cellular can provide no assurance that it will be successful in reorganizing or be able to meet its obligation under the accelerated repayment terms. Therefore, on June 30, 2002 and continuing through December 31, 2002, American Cellular classified all of its long-term debt as current. Unless such non-compliance is resolved, there continues to be substantial doubt about American Cellular’s ability to continue as a going concern, as expressed in the independent auditors reports on American Cellular’s 2002 and 2001 financial statements. Also as a result of American Cellular’s non-compliance, beginning in October 2002, all borrowings under its credit facility are only available based on prime rate, which has increased American Cellular’s borrowing rate.

      During the twelve months ended December 31, 2002, American Cellular’s total scheduled principal payments made were $35.6 million under its facility. During 2003, absent acceleration, American Cellular will be required to make scheduled principal payments totaling $56.8 million.

      On March 14, 2001, American Cellular sold $450.0 million principal amount of Senior Subordinated Notes due 2009 at a discount of $3.3 million. These notes bear interest at an annual rate of 9.5%. The discount is being amortized into interest expense over the life of the notes. On June 4, 2001, American Cellular sold an additional $250.0 million principal amount of Senior Subordinated Notes due 2009 at a discount of $3.6 million that also bear interest at an annual rate of 9.5%. The discount is being amortized into interest expense over the life of the notes. The proceeds were used to repay outstanding indebtedness under the American Cellular credit facility and to deposit funds into an interest reserve account to fund the first four scheduled interest payments on the notes.

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

      On February 8, 2001, we issued 200,000 shares of our Series AA preferred stock to AT&T Wireless for aggregate cash proceeds of $200.0 million. Each share of Series AA preferred stock is entitled to cumulative annual dividends of 5.96% on the liquidation preference of $1,000 per share, subject to certain adjustments. Dividends accrue but are not payable until after February 2006. At December 31, 2002, we had 200,000 shares of Series AA preferred stock issued and outstanding. Our December 31, 2002, balance sheet included $23.0 million in accrued dividends payable related to this issue. Each share of Series AA preferred stock is mandatorily exchangeable for one share of our Series A convertible preferred stock, par value $1.00 per share. Each share of our Series A convertible preferred stock will be convertible into our Class A common stock at a conversion price of $25.35 per share. On December 24, 2002 we entered into a definitive agreement with AT&T Wireless that would, among other things, result in AT&T Wireless transferring to us all of our outstanding shares of Series AA preferred stock. Upon receipt of the Series AA preferred stock, we plan to cancel that issue, including the related accrued dividends.

      As of December 31, 2002, we had outstanding 374,941 shares of 12.25% senior preferred stock with an aggregate liquidation value of $384.9 million, including accrued stock dividends, and 198,780 shares of our 13% senior preferred stock with an aggregate liquidation value of $203.2 million, including accrued stock dividends. Each certificate of designation for our senior preferred stock contains restrictive covenants, which may limit our ability to incur indebtedness in the future. During 2002, we acquired shares of our 12.25% senior exchangeable preferred stock having a carrying value of $40.3 million and shares of our 13% senior exchangeable preferred stock having a carrying value of $68.7 million through repurchases, including dividends issued on the repurchased shares after the date of repurchase, for an aggregate purchase price of $38.7 million. This repurchase resulted in an excess of carrying value over repurchase price of preferred stock totaling $70.3 million, thus, reducing our net loss applicable to common stockholders. Subsequent to December 31, 2002, we repurchased $32.7 million carrying value of our 12.25% senior exchangeable preferred stock and $27.5 million carrying value of our 13% senior exchangeable preferred stock.

      Our principal stockholder, DCCLP, and certain of its affiliates, are parties to credit agreements with Bank of America, N.A. These credit agreements had aggregate principal amounts outstanding of approximately $307.8 million as of December 31, 2002, including fees and interest. To secure their obligations under these credit agreements, DCCLP and these affiliates individually pledged certain assets, which include beneficial ownership of securities representing controlling interests in DCCLP and in us. If the loans are not paid at maturity or if an event of default occurs under the loan agreements, and the lender elects to foreclose on the collateral, we could experience a change of control under the indenture governing our outstanding senior notes, the certificates of designation governing two series of our outstanding senior preferred stock, and our bank credit facility, and under the indenture governing the outstanding senior notes of our subsidiary, Dobson/ Sygnet.

      Upon a change of control, Dobson/ Sygnet and we would each be required to offer to purchase our outstanding senior notes at 101% of the principal amount plus accrued and unpaid interest. We would also be required to offer to repurchase all of our outstanding senior preferred stock at 101% of the aggregate liquidation preference. As of December 31, 2002, we did not have the funds or available facilities necessary to complete these repurchases. If Dobson/ Sygnet and we failed to complete the purchases of the tendered senior notes, the noteholders or their indenture trustees would be entitled to accelerate the maturity of the senior notes. If we failed to complete the purchases of our outstanding senior preferred stock, the holders of our two series of senior preferred stock would be entitled to elect two additional directors to our board of directors. Our credit facility and the credit facility of Dobson/ Sygnet’s subsidiary, Sygnet Wireless, prohibit us from making the required offers to purchase. A change of control would also constitute an event of default under our senior bank credit facility, entitling the lenders to accelerate the maturity of that debt. A default under our senior bank credit facility or under Dobson/Sygnet’s senior notes constitutes a default under the credit facility of our indirect subsidiary, Sygnet Wireless, Inc. These factors raise substantial doubt about our ability to continue operating as a going concern.

      On March 31, 2003, Bank of America and DCCLP reached an agreement in principle for the amendment and restructuring of the DCCLP loan. Under the terms of the agreement in principle, Bank of America would permanently release its lien on a sufficient number of shares of our common stock, so that DCCLP would retain a controlling interest in us and no change of control could occur under credit agreements, indentures, preferred stock and other instruments to which we and our subsidiaries are parties in the event of a subsequent default by DCCLP under the restructured loan. The agreement in principle is not binding to either party, and is subject to the completion of a definitive legal agreement. In order to allow time for the completion of a definitive legal agreement, Bank of America has agreed to extend the maturity date of the DCCLP loan to April 21, 2003. We can provide no assurance that DCCLP and Bank of America will consummate the transactions provided for in the agreement in principle.

      If we were to experience a change of control and AT&T Wireless substantially maintains its present percentage ownership in the voting and economic interests of American Cellular, AT&T Wireless and its affiliates will have the right to initiate a buy/sell procedure. Pursuant to this procedure, AT&T Wireless may offer to purchase our interest in ACC Acquisition L.L.C., the parent of American Cellular, or sell its interest in ACC Acquisition to us. AT&T Wireless may establish the price or require that we establish the price. If the offer is made, we must either agree to sell our interest in ACC Acquisition to AT&T Wireless or buy AT&T Wireless’s interest in ACC Acquisition. Upon consummation of a buy/sell procedure, our management agreement with American Cellular, and the preferential roaming agreements between American Cellular and us, and between American Cellular and AT&T Wireless, will immediately terminate. In addition, we will lose our right to appoint one of our two representatives to the management committee and our power to approve all significant matters relating to the operation of American Cellular.

Capital Commitments

      We had capital expenditures of $83.9 million during 2002 and have budgeted approximately $95.0 million to $100.0 million for capital expenditures in 2003. On November 7, 2002, our Board of Directors adopted a new stock purchase plan, which authorized us to purchase up to 10 million shares of our outstanding Class A common stock over the next twelve months. In addition to capital expenditures and our stock purchase plan, we may require additional financing for future acquisitions, to refinance our debt at its final maturities and to meet the mandatory redemption provisions on our senior preferred stock. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems, new regulatory requirements and whether we consummate additional acquisitions.

      We are obligated under an agreement to purchase approximately $100.5 million of cell site and switching equipment from Nortel Networks Corp. prior to July 15, 2005. Approximately $39.5 million of the commitment remained outstanding at December 31, 2002. If we fail to fully meet this commitment by July 15, 2005, we could be forced to pay a penalty of up to 20% of the unfulfilled commitment. We expect to substantially fulfill our purchase commitment under this agreement prior to its scheduled completion date. We have and will continue to finance our purchases made under this commitment using cash flows from operations or funds available under our credit facilities.

      On January 26, 2001, the FCC concluded an auction of 10 MHz and 15 MHz PCS licenses in the C and F Blocks in a number of markets. We were the winning bidder, with total winning bids of $546.1 million, on 14 of the auctioned licenses, representing an estimated total population of 19.8 million. However, in June 2001, the United States Court of Appeals for the District of Columbia Circuit ruled that the FCC did not have the authority to auction certain of those licenses, including 11 of the 14 licenses for which our subsidiary was the successful bidder. These 11 licenses represent $536.5 million of the total amount that our subsidiary bid. The Court’s decision was affirmed on appeal to the United States Supreme Court.

      Along with certain other winning bidders in the auction, we petitioned the FCC to refund our deposits on those 11 licenses and to allow us to dismiss our application as it relates to those licenses. The FCC has granted these requests. We received a refund of $91.2 million of our $109.2 million deposit on April 4, 2002, and an additional refund of $16.1 million on December 11, 2002. Our application to the FCC for grant of those 11 licenses has been dismissed, without prejudice to our participation in any future re-auction of such licenses or to our right to obtain such licenses in any future acquisition. The FCC is currently considering our post-auction application for the grant of the remaining three licenses that we won in the auction, as well as legal challenges to this application. We currently have $1.9 million on deposit for these three licenses, and would be required to make a $7.7 million payment to the government if these licenses are granted to us.

      Beginning in 2003, we will be required to pay cash dividends on our 12 1/4% senior exchangeable preferred stock.

      Although we cannot provide any assurance, assuming successful implementation of our strategy, including the further development of our wireless systems and significant and sustained growth in our cash flows, we believe that borrowings available under our DOC LLC and Sygnet credit facilities, the remaining proceeds from the sale of $200.0 million of AA preferred stock on February 8, 2001 to AT&T Wireless, the sale of four licenses to Verizon Wireless in February 2002, cash flows from operations and cash on hand will be sufficient to satisfy our currently expected capital expenditures, working capital, preferred stock dividends and debt service obligations over the next year. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments. We currently expect that we may need to refinance our indebtedness at their respective maturities commencing in 2006. We may also need to refinance our mandatory redemption obligations under our senior preferred stock. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all.

      The table below sets forth all of our contractual cash obligations as of December 31, 2002, which are obligations during the following years.

	2003	2004-2005	2006-2007	2008 and after

	($ in thousands)
Contractual Cash Obligations
Long-term debt	$50,704	$185,436	$533,341	$503,659
Operating leases	22,951	38,178	29,642	54,023
Capital leases	1,478	1,221	—	—
Senior exchangeable preferred stock	—	—	—	573,721
Series AA preferred stock	—	—	—	200,000
Purchase obligations	—	39,500	—	—

Total contractual cash obligations	$75,133	$264,335	$562,983	$1,331,403

      In addition to the above cash obligations, beginning in 2003, we are required to pay cash dividends on our senior exchangeable preferred stock. Based on the shares outstanding as of December 31, 2002, our cash dividends would total $35.5 million during 2003, $63.0 million during 2004, $78.6 million annually during 2005, 2006 and 2007, $43.1 million in 2008 and $15.7 million in 2009.

      In addition, we are required to pay cash interest payments on our 10.875% senior notes due 2010 and our subsidiary, Dobson/ Sygnet, will be required to pay cash interest payments on its 12.25% senior notes due 2008. Cash obligations on our 10.875% senior notes will total $32.6 million annually through maturity in 2010. Cash obligations on Dobson/ Sygnet’s 12.25% senior notes will total $24.5 million annually through maturity in 2008.

Effect of New Accounting Standards

      In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to cease the amortization of existing goodwill and intangible assets with indefinite lives effective January 1, 2002. As a result of the adoption of SFAS No. 142, and as discussed above, we reassessed the useful lives of our intangible assets. During the years ended December 31, 2001 and 2000, we recorded $64.9 million and $58.2 million of amortization expense, net of income tax benefit, related to our wireless license acquisition costs. Without this amortization and before considering American Cellular’s impact of this change, our 2001 and 2000 operating results would have been:

	2001	2000

	($ in thousands except
	per share data)
Loss before extraordinary item	$63,360	$66,218
Net loss applicable to common stockholders	149,685	213,291
Net loss applicable to common stockholders per common share	$1.59	$2.39

      In addition, during the years ended December 31, 2001 and 2000 our 50%-owned unconsolidated subsidiary, American Cellular, recorded $58.3 million and $50.3 million of amortization expense related to its goodwill and $34.5 million and $28.7 million of amortization expense, net of income tax benefit, related to its wireless license acquisition costs. Without this amortization, American Cellular’s 2001 and 2000 operating results would have been:

	2001	2000

	($ in thousands except
	per share data)
Net loss	$44,858	$20,236
Net loss applicable to common stockholder	46,997	20,236
Net loss applicable to common stockholder per common share	$469,966	$202,361

      In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We do not expect the adoption of SFAS No. 143 to have a material effect on our financial condition or operations. We will be required to implement this standard effective January 1, 2003.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121. However, it maintains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board, or APB, Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business,” for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. During the fourth quarter 2001, we entered into definitive agreements to sell five markets, one of which is owned by our 50%-owned, indirect subsidiary, American Cellular. With these agreements, we elected to early adopt this standard during the fourth quarter of 2001, effective January 1, 2001, to properly reflect the operations, assets and liabilities of these markets as discontinued operations in our consolidated financial statements.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002, and upon adoption, we must reclassify extraordinary losses on extinguishment of debt as interest expense in the prior periods that have had extraordinary losses on debt extinguishments. For the year ended December 31, 2002 we recorded an extraordinary gain, net of income tax, of $1.4 million on our extinguishment of debt, as a result of repurchasing Dobson/ Sygnet senior notes at a discount. For the year ended December 31, 2000 we recorded an extraordinary loss, net of income tax, of $20.4 million on our extinguishment of debt, as a result of call premiums and writing off previously capitalized financing costs relating to the DOC LLC credit facility closing and the repurchase of $159.7 million outstanding principal amount of our 11.75% senior notes. Without these extraordinary items our net loss applicable to common stockholders would have been $192.0 million for the year ended December 31, 2002 and $251.1 million for the year ended December 31, 2000 and our basic net loss applicable to common stockholders per common share would have been $2.12 for the year ended December 31, 2002 and $2.81 for the year ended December 31, 2000.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material effect on our financial condition or operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” by requiring prominent disclosures in both annual and interim financials statements and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The disclosure provisions, will be effective for fiscal years ending after December 15, 2002, while the amendments offering alternative methods of accounting for stock-based compensation will be effective for fiscal years beginning after December 31, 2003. We implemented the disclosure provisions as of December 31, 2002, but have not yet determined what effect the remaining requirements of this new accounting standard may have on our financial condition or operations.

      The FASB’s Emerging Issues Task Force issued “EITF 00-21: Accounting for Revenue Arrangements with Multiple Deliverables,” to address certain revenue recognition issues. The guidance provided from EITF 00-21 addresses both the timing and classification in accounting for different earnings processes. We do not expect that the adoption of EITF 00-21 will have a material impact on our financial condition or operations.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. The counterparty is a major financial institution. As of December 31, 2002, we had interest rate hedges under various derivative contracts totaling $135.0 million on our $501.0 million DOC LLC credit facility. The terms of these agreements expire in 2003. Prior to 2001, these amounts were immaterial since the interest rates from the hedge were consistent with current market interest rates. The interest expense related to the hedge was $14.0 million for the year ended December 31, 2002 and $7.7 million for the year ended December 31, 2001, due to the decline in current market interest rates.

      At December 31, 2002, we had long-term debt outstanding of $1.3 billion, of which, $786.4 million bears interest at floating rates. These rates averaged 4.5% for the twelve months ended December 31, 2002. One percentage point of an interest rate adjustment would change our cash interest payments on an annual basis by approximately $7.9 million.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Dobson Communications Corporation and Subsidiaries
Independent Auditors’ Report	46
Report of Independent Public Accountants	48
Consolidated Balance Sheets as of December 31, 2002 and 2001	49
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000	50
Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2002, 2001 and 2000	51
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	52
Notes to Consolidated Financial Statements	53
ACC Acquisition LLC and Subsidiaries
Independent Auditors’ Report	80
Report of Independent Public Accountants	82
Consolidated Balance Sheets as of December 31, 2002 and 2001	83
Consolidated Statements of Operations for the Years Ended December 31, 2002 and 2001 and for the period from February 15, 2000 through December 31, 2000	84
Consolidated Statements of Members’ (Deficit) Equity for the Years Ended December 31, 2002 and 2001 and the period from February 15, 2000 through December 31, 2000	85
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and 2001 and the period from February 15, 2000 through December 31, 2000	86
Notes to Consolidated Financial Statements	87
INDEX TO SUPPLEMENTARY DATA
Dobson Communications Corporation and Subsidiaries
Selected quarterly financial data	103
ACC Acquisition LLC and Subsidiaries
Selected quarterly financial data	103

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Dobson Communications Corporation:

      We have audited the 2002 financial statements of Dobson Communications Corporation (an Oklahoma corporation) and subsidiaries as listed in the accompanying index. In connection with our audit of the 2002 consolidated financial statements, we also have audited the 2002 financial statement schedule as listed in item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The 2001 and 2000 consolidated financial statements and financial statement schedule of Dobson Communications Company as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors’ reports, dated March 22, 2002, on those consolidated financial statements and financial statement schedule were unqualified and included an explanatory paragraph that described the change in the Company’s method of accounting for derivative instruments and hedging activities and the disposal of long-lived assets, discussed in Note 2 and 4, respectively, to the financial statements.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dobson Communications Corporation as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2002 financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the principal stockholder of the Company may be unable to satisfy or extend the maturity date of loans that are secured by the Company’s common stock and if the lender elects to foreclose upon the collateral, the Company could experience a change in control under the indentures governing its outstanding notes, which would require the Company to offer to purchase all of its outstanding notes at 101% of the principal amount plus accrued and unpaid interest. These factors raise substantial doubt about the Company’s ability to continue operating as a going concern. Management’s plans in regard to these matters are also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      As discussed in Note 2 to the consolidated financial statements as of January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 related to the change in accounting for identifiable intangible assets with indefinite lives.

      As discussed above, the financial statements of Dobson Communications Corporation as of December 31, 2001, and for each of the years in the two-year period then ended were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by Dobson Communications Corporation as of

January 1, 2002. Our audit procedures with respect to the disclosures in Note 2 with respect to 2001 and 2000 included (a) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets that are no longer being amortized, to Dobson Communications Corporation’s underlying records obtained from management and (b) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss applicable to common stockholders, and the related net loss per share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of Dobson Communications Corporation other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

KPMG LLP

Oklahoma City, Oklahoma

March 6, 2003, except for
note 7 which is as of
March 31, 2003

NOTE:

      1. THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT.

      2. THE PREDECESSOR AUDITOR HAS NOT REISSUED THIS REPORT.

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

ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,

March 22, 2002

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$294,467,441	$161,568,162
Restricted cash and investments (Note 2)	7,098,254	—
Accounts Receivable —
Customers, net of allowance for doubtful accounts of $1,338,625 in 2002 and $3,458,605 in 2001	63,480,977	83,769,879
Affiliate	—	19,065,333
Inventory (Note 2)	6,726,165	22,538,344
Deposits (Note 6)	—	91,205,000
Prepaid expenses	4,168,105	5,129,310
Deferred income taxes	1,980,000	2,799,764

Total current assets	377,920,942	386,075,792

PROPERTY, PLANT AND EQUIPMENT, net (Note 3)	300,726,077	296,195,780

OTHER ASSETS:
Receivables — affiliate	784,284	924,303
Restricted assets	7,098,253	—
Wireless license acquisition costs	1,178,758,903	1,232,032,556
Deferred financing costs, net of accumulated amortization of $31,763,316 in 2002 and $22,504,417 in 2001	49,950,466	59,454,301
Customer list, net of accumulated amortization of $52,399,577 in 2002 and $39,161,802 in 2001	18,796,563	32,036,838
Investment in joint venture (Note 5)	—	309,420,407
Deposits, net of current portion (Note 6)	1,914,800	18,009,800
Other non-current assets	25,321,640	9,853,003
Assets of discontinued operations	—	215,152,441

Total other assets	1,282,624,909	1,876,883,649

Total assets	$1,961,271,928	$2,559,155,221

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$53,530,358	$72,747,252
Accrued expenses	19,988,874	16,323,559
Accrued interest payable	24,515,509	28,990,210
Deferred revenue and customer deposits	14,611,024	14,399,829
Current portion of long-term debt	50,704,238	44,508,645
Accrued dividends payable	37,251,136	25,657,635
Current portion of obligations under capital leases	1,324,267	1,532,486

Total current liabilities	201,925,406	204,159,616

OTHER LIABILITIES:
Long-term debt, net of current portion	1,222,435,718	1,576,372,307
Deferred tax liabilities	109,740,458	97,221,243
Minority interest	9,288,578	9,005,108
Other non-current liabilities	2,610,029	16,885,394
Liabilities of discontinued operations	—	30,568,672
Commitments (Note 8)
Senior exchangeable preferred stock, net (Note 9)	558,343,563	581,943,071
Series AA preferred stock (Note 9)	200,000,000	200,000,000
STOCKHOLDERS’ DEFICIT: (Note 10)
Class A common stock, $.001 par value, 175,000,000 shares authorized and 39,700,968 and 39,682,561 issued in 2002 and 2001	39,701	39,683
Convertible Class B common stock, $.001 par value, 70,000,000 shares authorized and 54,977,481 and 54,995,888 shares issued in 2002 and 2001	54,978	54,996
Convertible Class C common stock, $.001 par value, 4,226 shares authorized and zero shares issued in 2002 and 2001	—	—
Convertible Class D common stock, $.001 par value, 33,000 shares authorized and zero shares issued in 2002 and 2001	—	—
Paid-in capital	674,023,222	606,454,999
Retained deficit	(989,852,500)	(728,939,087)
Accumulated other comprehensive loss, net of income tax benefit of $662,381 and $10,767,246 at December 31, 2002 and 2001	(1,080,726)	(16,150,869)
Less 4,569,131 and 2,117,600 Class A common shares held in treasury, at cost at December 31, 2002 and 2001	(26,256,499)	(18,459,912)

Total stockholders’ deficit	(343,071,824)	(157,000,190)

Total liabilities and stockholders’ deficit	$1,961,271,928	$2,559,155,221

The accompanying notes are an integral part of these consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

OPERATING REVENUE:
Service revenue	$373,516,815	$329,028,828	$253,222,911
Roaming revenue	237,801,657	247,630,505	199,048,935
Equipment and other revenue	20,229,127	22,744,920	23,674,051

Total operating revenue	631,547,599	599,404,253	475,945,897

OPERATING EXPENSES:
Cost of service (exclusive of items shown separately below)	165,677,173	164,198,485	113,496,365
Cost of equipment	46,264,343	50,753,537	48,124,599
Marketing and selling	73,360,287	74,797,955	67,441,831
General and administrative	80,341,751	74,483,012	65,354,158
Depreciation and amortization	87,993,561	184,427,389	157,022,282

Total operating expenses	453,637,115	548,660,378	451,439,235

OPERATING INCOME	177,910,484	50,743,875	24,506,662

OTHER INCOME (EXPENSE):
Interest expense	(119,665,097)	(143,019,692)	(136,635,491)
Other (expense) income, net	(1,754,798)	1,791,194	5,518,584

INCOME (LOSS) BEFORE MINORITY INTERESTS IN INCOME OF
SUBSIDIARIES, INCOME TAXES AND EXTRAORDINARY ITEMS	56,490,589	(90,484,623)	(106,610,245)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(6,832,645)	(5,895,325)	(4,214,736)
LOSS FROM INVESTMENT IN JOINT VENTURE	(184,380,882)	(69,181,120)	(50,292,827)

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS	(134,722,938)	(165,561,068)	(161,117,808)
Income tax benefit	41,164,814	36,649,941	41,916,092

LOSS FROM CONTINUING OPERATIONS	(93,558,124)	(128,911,127)	(119,201,716)
DISCONTINUED OPERATIONS: (Note 4)
Income (loss) from discontinued operations, net of income tax (expense) benefit of $(3,138,737) in 2002, $(891,311) in 2001, and $3,948,023 in 2000	5,121,097	1,336,966	(5,922,034)
(Loss) income from discontinued operations from investment in joint venture	(326,955)	(719,646)	671,133
Gain from sale of discontinued operations, net of income tax expense of $59,164,138 for the year ended December 31, 2002	88,314,922	—	—
Gain from sale of discontinued operations from investment in joint venture	6,736,056	—	—

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:	6,286,996	(128,293,807)	(124,452,617)
Cumulative effect of change in accounting principle, net of income tax benefit of $20,406,000 (Note 2)	(33,294,000)	—	—
Cumulative effect of change in accounting principle from investment in joint venture	(140,820,000)	—	—

LOSS BEFORE EXTRAORDINARY ITEMS	(167,827,004)	(128,293,807)	(124,452,617)
Extraordinary gain (loss), net of income tax (expense) benefit of $(837,109) in 2002 and $12,495,341 in 2000 (Note 7)	1,364,646	—	(20,387,134)

NET LOSS	(166,462,358)	(128,293,807)	(144,839,751)
DIVIDENDS ON PREFERRED STOCK	(94,451,055)	(86,325,589)	(126,686,297)
EXCESS OF CARRYING VALUE OVER REPURCHASE PRICE OF PREFERRED STOCK	70,323,789	—	—

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(190,589,624)	$(214,619,396)	$(271,526,048)

BASIC NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE:
Continuing operations	$(1.03)	$(1.37)	$(1.33)
Discontinued operations	1.10	0.01	(0.06)
Change in accounting principle	(1.92)	—	—
Extraordinary gain (loss)	0.02	—	(0.23)
Dividends on and repurchase of preferred stock	(0.27)	(0.92)	(1.42)

Total BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(2.10)	$(2.28)	$(3.04)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	90,671,688	93,969,310	89,417,829

The accompanying notes are an integral part of these consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

		Stockholders’ Equity (Deficit)

		Class A		Class A		Class B		Class D
		Preferred Stock		Common Stock		Common Stock		Common Stock
	Comprehensive
	Loss	Shares	Amount	Shares	Amount	Shares	Amount	Loss	Amount

DECEMBER 31, 1999		314,286	$314,286	63,872,059	$63,872	—	$—	—	$—
Net loss		—	—	—	—	—	—	—	—
Distribution of Logix		—	—	—	—	—	—	—	—
Recapitalization		(314,286)	(314,286)	(63,872,059)	(63,872)	65,311,716	65,312	—	—
Issuance of common stock		—	—	27,970,647	27,971	—	—	4,832	5
Preferred stock dividend		—	—	—	—	—	—	—	—

DECEMBER 31, 2000		—	—	27,970,647	27,971	65,311,716	65,312	4,832	5
Net loss	$(128,293,807)	—	—	—	—	—	—	—	—
Other comprehensive loss —
SFAS No. 133 transition adjustment, net of tax	(7,760,526)	—	—	—	—	—	—	—	—
SFAS No. 133 transition adjustment reclassified into earnings, net of tax	4,930,747	—	—	—	—	—	—	—	—
Change in fair value of hedge transactions, net of tax	(13,321,090)	—	—	—	—	—	—	—	—

Total comprehensive loss	$(144,444,676)

Conversion of common stock		—	—	11,711,914	11,712	(10,315,828)	(10,316)	(4,832)	(5)
Increase in subscription receivable		—	—	—	—	—	—	—	—
Preferred stock dividends		—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost		—	—	—	—	—	—	—	—

DECEMBER 31, 2001		—	—	39,682,561	39,683	54,995,888	54,996	—	—
Net loss	(166,462,358)	—	—	—	—	—	—	—	—
Amounts related to hedged transactions reclassed into earnings, net of tax	15,000,162	—	—	—	—	—	—	—	—
Ineffective hedge transaction of unconsolidated subsidiary reclassed into earnings, net of tax	321,876	—	—	—	—	—	—	—	—
Change in fair value of hedge transactions, net of tax	(251,895)	—	—	—	—	—	—	—	—

Total comprehensive loss	$(151,392,215)

Conversion of common stock		—	—	18,407	18	(18,407)	(18)	—	—
Increase in subscription receivable		—	—	—	—	—	—	—	—
Preferred stock dividends		—	—	—	—	—	—	—	—
Redemption of preferred stock		—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost		—	—	—	—	—	—	—	—

DECEMBER 31, 2002		—	$—	39,700,968	$39,701	54,977,481	$54,978	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders’ Equity (Deficit)

			Accumulated		Total
			Other	Treasury	Stockholders’
	Paid-in	Retained	Comprehensive	Stock at	Equity
	Capital	Deficit	Loss	Cost	(Deficit)

DECEMBER 31, 1999	$18,234,773	$(316,317,323)	$—	$(56,125,661)	$(353,830,053)
Net loss	—	(144,839,751)	—	—	(144,839,751)
Distribution of Logix	—	73,523,680	—	—	73,523,680
Recapitalization	49,169,282	—	—	56,125,661	104,982,097
Issuance of common stock	546,929,765	—	—	—	546,957,741
Preferred stock dividend	—	(126,686,297)	—	—	(126,686,297)

DECEMBER 31, 2000	614,333,820	(514,319,691)	—	—	100,107,417
Net loss	—	(128,293,807)	—	—	(128,293,807)
Other comprehensive loss —
SFAS No. 133 transition adjustment, net of tax	—	—	(7,760,526)	—	(7,760,526)
SFAS No. 133 transition adjustment reclassified into earnings, net of tax	—	—	4,930,747	—	4,930,747
Change in fair value of hedge transactions, net of tax	—	—	(13,321,090)	—	(13,321,090)
Total comprehensive loss
Conversion of common stock	735,713	—	—	—	737,104
Increase in subscription receivable	(8,614,534)	—	—	—	(8,614,534)
Preferred stock dividends	—	(86,325,589)	—	—	(86,325,589)
Purchase of treasury stock, at cost	—	—	—	(18,459,912)	(18,459,912)

DECEMBER 31, 2001	606,454,999	(728,939,087)	(16,150,869)	(18,459,912)	(157,000,190)
Net loss	—	(166,462,358)	—	—	(166,462,358)
Amounts related to hedged transactions reclassed into earnings, net of tax	—	—	15,000,162	—	15,000,162
Ineffective hedge transaction of unconsolidated subsidiary reclassed into earnings, net of tax	—	—	321,876	—	321,876
Change in fair value of hedge transactions, net of tax	—	—	(251,895)	—	(251,895)
Total comprehensive loss
Conversion of common stock	—	—	—	—	—
Increase in subscription receivable	(268,701)	—	—	—	(268,701)
Preferred stock dividends	—	(94,451,055)	—	—	(94,451,055)
Redemption of preferred stock	67,836,924	—	—	—	67,836,924
Purchase of treasury stock, at cost	—	—	—	(7,796,587)	(7,796,587)

DECEMBER 31, 2002	$674,023,222	$(989,852,500)	$(1,080,726)	$(26,256,499)	$(343,071,824)

The accompanying notes are an integral part of these consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(93,558,124)	$(128,911,127)	$(119,201,716)
Adjustments to reconcile net loss to net cash provided by operating activities —
Depreciation and amortization	87,993,561	184,427,389	157,022,282
Amortization of bond premium and financing costs	10,932,538	9,410,113	9,628,333
Deferred income taxes and investment tax credits, net	(32,441,146)	(36,478,742)	(40,833,098)
Loss on disposition of assets, net	1,286,916	603,609	17,294
Cash used in operating activities of discontinued operations	(9,496,836)	—	—
Minority interests in income of subsidiaries	6,832,645	5,895,325	4,214,736
Loss from investment in joint venture	184,380,882	69,181,120	50,292,827
Accrued dividend income	(2,261,747)	(2,138,710)	—
Changes in current assets and liabilities —
Accounts receivable	39,354,235	(14,370,452)	(41,745,573)
Inventory	15,812,179	(10,527,315)	(4,378,394)
Prepaid expenses and other	1,604,576	(3,018,319)	(2,446,653)
Accounts payable	(19,814,059)	(5,654,263)	32,180,105
Accrued expenses	(1,509,386)	(5,741,510)	8,803,214
Deferred revenue and customer deposits	211,195	2,325,784	4,941,520

Net cash provided by operating activities	189,327,429	65,002,902	58,494,877

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(83,925,467)	(92,963,227)	(119,406,846)
Purchase of wireless license and properties	—	(3,122,303)	(368,698,020)
Investment in joint venture	—	(51,413,782)	(382,500,000)
Refund (payment) of deposits for FCC auction	107,300,000	(59,214,800)	(50,000,000)
Proceeds from sale of property, plant and equipment	3,545,217	513,578	2,410,010
Increase (decrease) in receivable-affiliate	483,618	(1,512,801)	(6,635,967)
Change in receivable (payable) from discontinued operations	—	18,862,151	(69,214,598)
Net proceeds from sale of discontinued operations	335,619,711	—	—
Purchase of other assets	(16,628,642)	—	—
Other investing activities	(2,872,109)	3,673,970	(4,293,407)

Net cash provided by (used in) investing activities	343,522,328	(185,177,214)	(998,338,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	389,500,000	630,000,000	1,541,735,000
Repayments of long-term debt	(725,927,137)	(699,400,630)	(920,627,476)
Distributions to partners	(6,549,176)	(3,354,385)	—
Proceeds from issuance of common stock	—	940,589	546,375,422
Issuance of preferred stock	—	200,000,000	—
Purchase of senior notes	(8,863,385)	—	—
Purchase of preferred stock	(38,691,210)	—	(53,295,725)
Premium on redemption of Senior Notes	—	—	(23,869,310)
Purchase of common stock	(7,796,587)	(18,459,912)	—
Maturities of restricted investments	92,763	27,106,677	22,080,000
Deferred financing costs	(189,924)	(483,532)	(30,708,071)
Other financing activities	(1,525,822)	(1,743)	(454,503)

Net cash (used in) provided by financing activities	(399,950,478)	136,347,064	1,081,235,337

NET INCREASE IN CASH AND CASH EQUIVALENTS	132,899,279	16,172,752	141,391,386
CASH AND CASH EQUIVALENTS, beginning of year	161,568,162	145,395,410	4,004,024

CASH AND CASH EQUIVALENTS, end of year	$294,467,441	$161,568,162	$145,395,410

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest, net of amounts capitalized	$115,382,160	$144,704,461	$126,135,528
Income taxes	$3,646,971	$127,023	$80,843

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Class D preferred stock to old Class A common stock	$—	$—	$58,200,000
Conversion of Class D preferred stock to Class E preferred stock and old Class A common stock	$—	$—	$46,610,325
Stock dividend paid through the issuance of preferred stock	$80,338,000	$70,877,000	$62,690,000

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

2000 Recapitalization

      Management of the Company completed a recapitalization of the Company immediately prior to and in conjunction with its initial public offering of its common stock on February 9, 2000. This recapitalization included:

•	the conversion and redemption of its outstanding Class D preferred stock and Class E preferred stock for cash and the issuance of old Class A common stock;

•	the conversion of old Class A common stock into Class B common stock;

•	the creation of Class A common stock issued in the Company’s initial public offering;

•	a 111.44 for 1 split of new Class B common stock;

•	the retirement of the Company’s Class A preferred stock;

•	the creation of a new Class D common stock to be issued upon the exercise of options under the Company’s amended 1996 stock option plan; and

•	the redesignation of formerly authorized Class F and G preferred shares to undesignated preferred shares.

      Subsequent to this recapitalization, the Company has outstanding only Class A common stock, Class B common stock, 12.25% senior preferred stock, 13% senior preferred stock and Series AA preferred stock.

      On February 9, 2000, the Company completed its initial public offering of 25 million shares of Class A common stock, and the sale of an additional 1.5 million shares of Class A common stock to AT&T Wireless, for net proceeds (after commissions and expenses) of $545.4 million. The Company used $53.3 million of the net proceeds to pay accrued dividends on its Class D preferred stock and to redeem its Class E preferred stock. An additional $382.5 million was used as a capital contribution to its joint venture with AT&T Wireless, which acquired American Cellular. The Company used the balance of the net proceeds for working capital and other general corporate purposes.

Capital Resources and Growth

      The Company has substantial indebtedness and debt service requirements and is subject to significant financial restrictions and limitations. If the Company is unable to satisfy any of the covenants under the credit facilities (described in Note 7), including financial covenants, or if the lenders exercise their remedies under the DCCLP loan, the Company will be unable to borrow under the credit facilities during such time period to fund its ongoing operations, planned capital expenditures or other permissible uses.

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

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

      The consolidated financial statements of the Company include the accounts of all majority owned subsidiaries. For financial reporting purposes, the Company reports 100% of revenue and expenses for the markets for which it provides wireless services. However, in a few of its markets, the Company holds less than 100% of the equity ownership. The minority stockholders’ and partners’ shares of income or losses in those markets are reflected in the consolidated statements of operations as minority interests in income of subsidiaries. For financial reporting purposes, the Company consolidates each subsidiary and partnership in which it has a controlling interest (greater than 50%). Significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated partnerships where the Company does not have a controlling interest are accounted for under the equity method.

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

Business Segment

      The Company operates in one business segment pursuant to SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Cash and Cash Equivalents

      Cash and cash equivalents of $294.5 million at December 31, 2002 and $161.6 million at December 31, 2001 consist of cash and short-term investments with original maturities of three months or less.

Restricted Cash and Investments

      Restricted cash and investments totaling $14.2 million at December 31, 2002, consisted entirely of an escrow reserve to cover any future contingencies related to the Company’s sale of certain markets to Verizon Wireless during February 2002. If there are no claims against this transaction, the Company will receive $7.1 million of the escrow reserve during February 2003 and the remaining $7.1 million during February 2004.

Allowance for Doubtful Accounts

      Allowance for doubtful accounts of $1.3 million at December 31, 2002 and $3.5 million at December 31, 2001 are based on a percentage of aging receivables. The Company reviews it allowance for doubtful accounts monthly by evaluating balances for collectibility.

Inventory

      The Company values its inventory using the weighted average costing method of accounting.

Impairment of Long-Lived Assets

      Through December 31, 2001, the Company’s accounting policy for impairment of long-lived assets was to review the carrying value of its long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such circumstances were deemed to exist, the carrying value of the asset would be compared to the estimated undiscounted future cash

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES: (Continued)

flows generated by the asset. The Company’s definite life assets will continue to be amortized over their estimated useful lives and are subject to the same impairment criteria. As a result of fully implementing SFAS No. 142 on January 1, 2002, the Company is now required to evaluate the carrying value of its indefinite life intangible assets using their fair values, at least annually. To complete this evaluation, the Company first performed a comparison of the carrying amount of its wireless license acquisition costs to the fair value of those assets. For purposes of this comparison, it is the Company’s policy to aggregate its wireless license acquisition costs. The Company determines the fair value of its wireless license acquisition costs based on its estimated future discounted cash flows. The Company has identified impairments relating to their indefinite life intangible assets during 2002. See “Recently Issued Accounting Pronouncements” below for further details.

Wireless License Acquisition Costs

      Wireless license acquisition costs consist of amounts paid to acquire FCC licenses to provide wireless services. Prior to the implementation of SFAS No. 142, “Goodwill and Other Intangible assets”, wireless license acquisition costs were being amortized on a straight-line basis over fifteen years. Amortization expense of $104.7 million was recorded in 2001 and $93.9 million was recorded in 2000. Upon implementation of SFAS No. 142, effective January 1, 2002, the Company no longer amortizes wireless license acquisition costs. Instead, the Company is testing for the impairment of indefinite life intangible assets at least annually and will only adjust the carrying amount of these intangible assets upon an impairment of the indefinite life intangible assets.

      The ongoing value and remaining useful lives of intangible and other long-term assets are subject to periodic evaluation. During 2002, the Company identified impairments relating to its wireless license acquisition costs, see “Recently Issued Accounting Pronouncements” below for further discussion.

Deferred Financing Costs

      Deferred financing costs consist primarily of fees incurred to secure long-term debt. Deferred financing costs are being amortized on a straight-line basis over the term of the debt of eight to ten years. Interest expense related to this amortization of $9.3 million was recorded in 2002, $9.2 million in 2001, and $8.0 million in 2000. Based on the current life of the Company’s long-term debt, the estimated amortization of deferred financing costs for the next five succeeding years is approximately $9.1 million per year.

Customer list

      Customer list acquisition costs are being amortized on a straight-line basis over five years. Amortization expense of $13.2 million was recorded in 2002, $14.2 million in 2001 and $12.6 million in 2000. Based on the remaining term of the Company’s other intangibles, the future estimated amortization expense is approximately $13.2 million in 2003, $4.3 million in 2004 and $1.4 million in 2005.

Derivative Instruments and Hedging Activities

      On January 1, 2001, the Company implemented SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity”. With this implementation, the Company records an asset or liability and a transition adjustment, net of income tax benefit, to other comprehensive income or loss for its derivative contracts. All derivatives are recognized on the balance sheet at their fair value. All of the Company’s derivatives that qualify for hedge accounting treatment are “cash flow” hedges. The Company designates its cash flow hedge derivatives as such on the date the derivative contract is entered into. The Company formally documents all

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES: (Continued)

relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transaction. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

      The Company’s accumulated other comprehensive loss, net of income tax benefit, was $1.1 million at December 31, 2002 and decreased from $9.1 million at of December 31, 2001. The remaining contracts will be reclassified and expensed during 2003. In addition, the accumulated other comprehensive loss, net of income tax benefit, recorded for the Company’s 50% interest in its unconsolidated subsidiary, American Cellular was $7.1 million as of December 31, 2001. As a result of the expiration of American Cellular’s interest rate swap agreement on June 4, 2002, there was not a balance at December 31, 2002 related to American Cellular. During 2002 and 2001, there were no gains or losses reclassified into earnings as a result of the discontinuance of hedge accounting treatment for any of the Company’s derivatives.

      By using derivative instruments to hedge exposures to changes in commodity prices and exchange rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are usually placed with counterparties that the Company believes are minimal credit risks. It is the Company’s policy to only enter into derivative contracts with investment grade rated counterparties deemed by management to be competent and competitive market makers.

Revenue Recognition

      The Company records service revenue over the period it is earned. The cost of providing service is recognized as incurred. Airtime and toll revenue are billed in arrears. The Company accrued estimated unbilled revenue for services provided of $4.6 million as of December 31, 2002 and $4.5 million as of December 31, 2001, which is included in accounts receivable in the accompanying consolidated balance sheets. Monthly access charges are billed in advance and are reflected as deferred revenue on the accompanying consolidated balance sheets. Equipment revenue is recognized when the equipment is delivered to the customer. The Company’s ability to sell wireless equipment is independent of the Company’s ability to offer wireless services to its customers; therefore, the Company considers equipment sales a separate earnings process and accounts for it accordingly. Subscriber acquisition costs (primarily commissions and losses on equipment sales) are expensed as incurred.

      As of December 31, 2000, the Company implemented SEC Staff Accounting Bulletin, or SAB, No. 101 “Revenue Recognition.” The impact of implementing SAB 101 was not material to the Company’s revenue or results of operations.

Advertising Costs

      Advertising costs are expensed as incurred and are included as marketing and selling expenses in the accompanying consolidated statements of operations.

Income Taxes

      The Company files a consolidated income tax return. Income taxes are allocated among the various entities included in the consolidated tax return, as agreed, based on the ratio of each entity’s taxable income (loss) to consolidated taxable income (loss). Deferred income taxes reflect the estimated future tax effects of differences between financial statement and tax bases of assets and liabilities at year-end. The effect on

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES: (Continued)

deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Disposal of Long-Lived Assets

      As of January 1, 2001, the Company implemented SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The discontinued operations described in (Note 4) are reflected in the financial statements as “Loss from Discontinued Operations.” Periods prior to December 31, 2001, have been reclassified to reflect this change in accounting standard.

Stock-Based Compensation

      The Company accounts for its stock option plans under APB Opinion 25, under which no compensation cost is recognized. The following schedule shows the Company’s net loss and net loss per share for the last three years, had compensation expense been determined consistent with the SFAS No. 123, Accounting for Stock-Based Compensation. The pro forma information presented below is based on several assumptions and should not be viewed as indicative of the Company in future periods.

	2002	2001	2000

	($ in thousands, except
	for per share amounts)
Net loss applicable to common stockholders:
As reported	$(190,590)	$(214,619)	$(271,526)
Pro forma stock-based compensation, net of tax	(6,828)	(6,886)	(4,038)

Pro forma	$(197,418)	$(221,505)	$(275,564)

Basic net loss applicable to common stockholders per common share:
As reported	$(2.10)	$(2.28)	$(3.04)
Pro forma	$(2.18)	$(2.36)	$(3.08)

      Diluted net loss per common share for each period has been omitted because the impact of common stock equivalents is anti-dilutive.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000:

	2002	2001	2000

	(Amounts expressed in
	percentages)
Interest rate	5.10%	5.21%	5.81%
Expected volatility	237.70%	67.11%	63.87%
Dividend yield	0%	0%	0%

      The weighted average fair value of options granted using the Black-Scholes option pricing model was $2.09 in 2002, $15.69 in 2001 and $21.80 in 2000 assuming an expected life of ten years.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Earnings Per Share

      SFAS No. 128, “Earnings Per Share,” requires two presentations of earnings per share — “basic” and “diluted.” Basic (loss) income per share is computed by dividing (loss) income available to shareholders (the numerator) by the weighted-average number of shares (the denominator) for the period. The computation of diluted (loss) income per share is similar to basic (loss) income per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if the potentially dilutive shares, such as options, had been issued.

      The Company’s Class C and Class D common stock is convertible into 111.44 shares of Class A common stock at the option of the holder. Due to this conversion feature, basic loss per common share is computed by the weighted average number of shares of common stock outstanding on an as converted basis for the period described. Diluted net loss per common share for each period has been omitted because the impact of stock options and convertible preferred stock on the Company’s net loss per common share is anti-dilutive.

Use of Estimates

      The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment; valuations of intangible assets; valuation allowances for receivables and inventories; assets and obligations related to employee benefits; and obligations related to acquired and sold properties. Actual results could differ from those estimates.

Significant Concentrations

      In connection with providing wireless services to customers of other wireless carriers, the Company has contractual agreements with those carriers, which provide for agreed-upon billing rates between the parties. Approximately 91% during the year ended December 31, 2002, 86% during the year ended December 31, 2001 and 84% during the year ended December 31, 2000 of the Company’s roaming revenue was earned from three wireless carriers.

Reclassifications

      Certain reclassifications have been made to the previously presented 2001 and 2000 balances to conform them to the current presentation.

Recently Issued Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to cease the amortization of existing goodwill and intangible assets with indefinite lives effective January 1, 2002. As a result of the adoption of SFAS No. 142, the Company reassessed the useful lives of its intangible assets. A significant portion of its intangible assets is classified as “Wireless license acquisition costs,” which represents the Company’s costs associated with acquiring its FCC licenses. These licenses allow the Company to provide wireless services by giving the Company the exclusive right to utilize certain radio frequency spectrum. Although the FCC licenses are issued for only a fixed time, generally ten years, these licenses are renewed by the FCC on a routine basis and for a nominal fee. In addition, the Company has determined that there are no

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES: (Continued)

legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of these FCC licenses. As a result, the Company’s wireless license acquisition costs are treated as indefinite life intangible assets. Therefore, upon implementing SFAS No. 142 in its entirety on January 1, 2002, the Company ceased the amortization of its wireless license acquisition costs and now tests for impairment of its wireless license acquisition costs at least annually and only adjusts the carrying amount of these intangible assets upon an impairment of the wireless license acquisition costs. The Company also determines on an annual basis whether facts and circumstances continue to support an indefinite useful life.

      During the years ended December 31, 2001 and 2000, the Company recorded $64.9 million and $58.2 million of amortization expense, net of income tax benefit, related to its wireless license acquisition costs. Without this amortization and before considering American Cellular’s impact of this change, the Company’s 2001 and 2000 operating results would have been:

	2001	2000

	($ in thousands except
	per share data)
Loss before extraordinary item	$63,360	$66,218
Net loss applicable to common stockholders	149,685	213,291
Net loss applicable to common stockholders per common share	$1.59	$2.39

      In addition, the Company’s 50%-owned unconsolidated subsidiary, American Cellular, recorded $58.3 million and $50.3 million of amortization expense related to its goodwill and $34.5 million and $28.7 million of amortization expense, net of income tax benefit, related to its wireless license acquisition costs, for the years ended December 31, 2001 and 2000. Without this amortization, American Cellular’s 2001 and 2000 operating results would have been:

	2001	2000

	($ in thousands except
	per share data)
Net loss	$44,858	$20,236
Net loss applicable to common stockholder	46,997	20,236
Net loss applicable to common stockholder per common share	$469,966	$202,361

      Through December 31, 2001, the Company’s accounting policy for impairment of long-lived assets was to review the carrying value of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such circumstances were deemed to exist, the carrying value of the asset would be compared to the estimated undiscounted future cash flows generated by the asset. The Company’s definite life assets will continue to be amortized over their estimated useful lives and are subject to the same impairment criteria. As a result of fully implementing SFAS No. 142 on January 1, 2002, the Company is now required to evaluate the carrying value of its indefinite life intangible assets using their fair values, at least annually. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

      Upon implementation of SFAS No. 142, the Company performed a comparison of the carrying amount of its wireless license acquisition costs to the fair value of those assets. For purposes of this comparison, it is the Company’s policy to aggregate its wireless license acquisition costs. The Company determined the fair value of its wireless license acquisition costs based on its estimated future discounted cash flows. Based on the comparison, the Company determined that the carrying amount of its wireless license acquisition costs exceeded their estimated fair value. As a result, the Company recorded a charge, net of income tax benefit, of $33.3 million to reflect the write-down of its wireless license acquisition costs to their fair value and a charge of

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES: (Continued)

$140.8 million to reflect its equity in the write-down of the wireless license acquisition costs of its 50%-owned subsidiary, American Cellular to their fair values. In addition, at June 30, 2002 and continuing through December 31, 2002, American Cellular, failed to comply with the total debt leverage ratio required by its senior credit facility. Due to factors and circumstances impacting American Cellular, American Cellular concluded that it was necessary to re-evaluate the carrying value of its goodwill and its indefinite life intangible assets in accordance with SFAS No. 142. Based on these evaluations at June 30, 2002 and December 31, 2002, American Cellular concluded that there were impairments of its goodwill. Therefore, American Cellular recorded an impairment loss totaling $377.0 million, at June 30, 2002, and an additional impairment loss of $423.9 million at December 31, 2002, bringing its total impairment loss on goodwill to $800.9 million for the year ended December 31, 2002, as discussed in Note 5 below.

      In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company does not expect the adoption of SFAS No. 143 to have a material effect on its financial condition or operations. SFAS No. 143 is required to be implemented effective January 1, 2003.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it maintains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business,” for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. During the fourth quarter 2001, the Company and its 50%-owned subsidiary, American Cellular, entered into definitive agreements to sell certain markets to Verizon Wireless. With these agreements, the Company decided to adopt this standard during the fourth quarter 2001, effective January 1, 2001, to properly reflect the operations, assets and liabilities of these markets as discontinued operations. See Note 4 below.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002, and upon adoption, the Company must reclassify extraordinary losses on extinguishment of debt as interest expense in the prior periods that have had extraordinary losses on debt extinguishments. For the year ended December 31, 2002 the Company recorded an extraordinary gain, net of income tax, of $1.4 million on its extinguishment of debt, see Note 7. For the year ended December 31, 2000 the Company recorded an extraordinary loss, net of income tax, of $20.4 million on its extinguishment of debt, see Note 7. Without these extraordinary items the Company’s net loss applicable to common stockholders would have been $192.0 million for the year ended December 31, 2002 and $251.1 million for the year ended December 31, 2000 and the Company’s basic net loss applicable to common stockholders per common share would have been $2.12 for the year ended December 31, 2002 and $2.81 for the year ended December 31, 2000.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES: (Continued)

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial condition or operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” by requiring prominent disclosures in both annual and interim financials statements and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The disclosure provisions, will be effective for fiscal years ending after December 15, 2002, while the amendments offering alternative methods of accounting for stock-based compensation will be effective for fiscal years beginning after December 31, 2003. The Company implemented the disclosure provisions as of December 31, 2002, but has not yet determined the effect of implementing the remaining requirements of this new accounting standard may have on its financial condition or operations.

      The FASB’s Emerging Issues Task Force issued “EITF 00-21: Accounting for Revenue Arrangements with Multiple Deliverables,” to address certain revenue recognition issues. The guidance provided from EITF 00-21 addresses both the timing and classification in accounting for different earnings processes. The Company does not expect that the adoption of EITF 00-21 will have a material impact on its financial condition or operations.

3. PROPERTY, PLANT AND EQUIPMENT:

      Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials and overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense totaling $74.8 million was recorded for the year ended December 31, 2002, $65.5 million for the year ended December 31, 2001 and $50.5 million for the year ended December 31, 2000.

      Listed below are the major classes of property, plant and equipment, their estimated useful lives, in years, and their balances as of December 31, 2002 and 2001:

	Useful
	Life	2002	2001

		($ in thousands)
Wireless systems and equipment	3-10	$401,325	$341,564
Buildings and improvements	5-40	44,683	41,934
Vehicles, aircraft and other work equipment	3-10	7,487	11,836
Furniture and office equipment	5-10	48,254	43,548
Plant under construction		15,493	796
Land		1,681	1,229

Property, plant and equipment		518,923	440,907
Accumulated depreciation		(218,197)	(144,711)

Property, plant and equipment, net		$300,726	$296,196

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. DISCONTINUED OPERATIONS:

      On February 8, 2002, the Company sold three wireless properties to Verizon Wireless for a total purchase price of $263.0 million. These properties included California 7 RSA, Ohio 2 RSA and Georgia 1 RSA. On February 28, 2002, the Company sold its 75% ownership interest in Arizona 5 RSA to Verizon Wireless for a total purchase price of $85.0 million. In addition, on February 8, 2002, American Cellular sold Tennessee 4 RSA to Verizon Wireless for a total purchase price of $202.0 million. Proceeds from these transactions were used primarily to pay down bank debt. However, $14.2 million of these proceeds are currently being held in escrow to cover any future contingencies and are shown as restricted assets on the Company’s balance sheet. The Company’s financial statements have been reclassified to reflect these sales of properties to Verizon Wireless as discontinued operations in the consolidated financial statements.

      Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaced APB Opinion No. 30 for the disposal of segments of a business, the Company’s consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the markets being sold as discontinued operations. The assets and liabilities of such operations have been classified as “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, on the December 31, 2001 consolidated balance sheets and consist of the following:

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

      The net income (loss) from discontinued operations was classified on the consolidated statement of operations as “Income (loss) from discontinued operations.” Summarized results of discontinued operations are as follows:

	Period from	Year Ended
	January 1, 2002	December 31,
	Through Disposition
	2002	2001	2000

	($ in thousands)
Operating revenue	$12,570	$78,186	$45,998
Income (loss) before income taxes	8,260	2,228	(9,870)
Income tax (expense) benefit	(3,139)	(891)	3,948
Income (loss) from discontinued operations	5,121	1,337	(5,922)

      The long-term debt of the Company is recorded at the consolidated level and is not reflected by each individual market. Thus, the Company has allocated a portion of interest expense to the discontinued operations based on these four markets’ pro rata population coverage to properly reflect the interest that was incurred to finance the operations for these four markets. The interest expense allocated to these operations

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. DISCONTINUED OPERATIONS: (Continued)

was $1.7 million for the period from January 1, 2002 through disposition of the markets, $17.5 million for the year ended December 31, 2001, and $15.3 million for the year ended December 31, 2000.

      The Company completed the sale of Ohio 2 RSA, California 7 RSA and Georgia 1 RSA on February 8, 2002 and the sale of Arizona 5 RSA on February 28, 2002, and recorded income realized through those dates and the related gain on the sale totaling $93.4 million, net of tax expense.

      The net (loss) income from discontinued operations from investment in joint venture represents the discontinued operations from American Cellular, the Company’s 50%-owned joint venture. The results are as follows:

			Period From
	Period from		February 25, 2000
	January 1, 2002	Year Ended	Through
	Through Disposition	December 31, 2001	December 31, 2000

	($ in thousands)
Operating revenue	$2,319	$30,976	$27,494
(Loss) income before income taxes	(1,090)	(251)	3,890
Income tax benefit (expense)	436	(1,188)	(2,548)
(Loss) income from discontinued operations	(654)	(1,439)	1,342

      American Cellular also allocated a portion of interest expense to its discontinued operations based on Tennessee 4 RSA’s pro rata population coverage to properly reflect the interest that was incurred by American Cellular to finance the operations of its Tennessee 4 RSA market. The interest expense allocated to this market was $1.0 million for the period from January 1, 2002 through disposition (February 8, 2002), $9.6 million for the years ended December 31, 2002 and 2001 and $7.7 million for the period from February 25, 2000 through December 31, 2000.

      American Cellular completed the sale of Tennessee 4 RSA on February 8, 2002 and recorded operating losses incurred through February 8, 2002, and the related gain on the sale totaling $12.8 million, net of tax expense.

5. INVESTMENT IN UNCONSOLIDATED PARTNERSHIP:

      The Company owns a 50% interest in a joint venture that owns American Cellular. This investment is accounted for on the equity method. At June 30, 2002 and continuing through December 31, 2002, American Cellular has failed to comply with the total debt leverage ratio required by its senior credit facility. Due to factors and circumstances impacting American Cellular, American Cellular concluded that it was necessary to re-evaluate the carrying value of its goodwill and indefinite life intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Based on these evaluations on June 30, 2002 and December 31, 2002, American Cellular concluded that there were impairments of its goodwill. As a result, American Cellular recognized an impairment loss of $377.0 million, at June 30, 2002 and an additional loss of $423.9 million at December 31, 2002. After recognizing its 50% interest of the impairment at June 30, 2002, the Company’s investment in the joint venture was written down to $0, therefore, the additional impairment loss of $423.9 million at December 31, 2002, did not impact the Company’s results of operations or financial condition. The Company does not guarantee any of American Cellular’s obligations. Until future cumulative earnings, if any, are earned at American Cellular to restore American Cellular’s equity, the Company will not record its pro rata share of American Cellular’s operations.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENT IN UNCONSOLIDATED PARTNERSHIP: (Continued)

      The following is a summary of the significant financial information for American Cellular as of December 31, 2002 and 2001, and for the years ended December 31, 2002 and 2001 and the period from February 25, 2000 (the date of acquisition) through December 31, 2000:

			Period From
	For the Year	For the Year	February 25, 2000
	Ended	Ended	Through
	December 31, 2002	December 31, 2001	December 31, 2000

	($ in thousands)
Operating revenue	$452,830	$417,243	$309,343
Operating income (loss)	113,552	(26,690)	(1,094)
Impairment of goodwill	(800,894)	—	—
Loss from continuing operations	(813,575)	(136,224)	(100,585)
Income (loss) from discontinued operations and sale of discontinued operations, net	12,818	(1,439)	1,342
Cumulative effect of change in accounting principle, net	(281,640)	—	—
Dividends	(4,661)	(2,139)	—
Net loss applicable to members	(1,087,058)	(139,802)	(99,243)

	December 31, 2002	December 31, 2001

	($ in thousands)
Current assets	$100,524	$131,186
Property, plant and equipment, net	185,935	203,168
Intangible assets	915,845	2,192,133
Other assets	5,940	32,689
Assets of discontinued operation	—	139,854
Current portion of long-term debt	1,588,509	46,909
Other current liabilities	69,319	94,773
Long-term debt, net of current maturities	—	1,760,208
Preferred stock	35,000	35,000
Other liabilities	43,691	210,081
Liabilities of discontinued operations	—	7,496
Member’s (deficit) equity	(528,275)	544,563

      During 2001, the Company invested an additional $51.4 million in American Cellular. This investment consisted of a $35.0 million purchase of American Cellular’s Class A preferred stock, and an additional cash investment of $16.4 million. This cash investment was equally matched with assets contributed by AT&T Wireless, the other 50% owner of American Cellular. Accrued dividends on the $35.0 million preferred stock, included in American Cellular’s current liabilities, were $6.8 million at December 31, 2002.

      American Cellular’s credit facility includes a financial covenant requiring that American Cellular not exceed a total debt leverage ratio ranging from 9.25 to 1.00 in the first quarter of 2002 to 7.75 to 1.00 in the fourth quarter of 2002. As described above, American Cellular was not in compliance with this covenant at June 30, 2002 through December 31, 2002. The lenders presently have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under its credit facility. Acceleration under the credit facility would allow the holders of American Cellular’s Senior Subordinated Notes to declare the principal and interest of the Senior Subordinated Notes immediately due and payable. To date no such

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENT IN UNCONSOLIDATED PARTNERSHIP: (Continued)

acceleration has occurred and American Cellular continues to hold discussions with its bank lenders and with representatives of certain of the American Cellular bondholders concerning a potential reorganization. American Cellular can provide no assurance that it would be successful in reorganizing or be able to meet its obligations under the accelerated repayment terms. Therefore, on June 30, 2002 and continuing through December 31, 2002, American Cellular has classified all of its long-term debt as current. There continues to be substantial doubt about American Cellular’s ability to continue as a going concern, as expressed in the independent auditors report on American Cellular’s 2002 and 2001 financial statements.

6. DEPOSITS AND OTHER NON-CURRENT ASSETS:

      On January 26, 2001, the FCC concluded an auction of 10 MHz and 15 MHz PCS licenses in the C and F Blocks in a number of markets. The Company was a winning bidder, with total winning bids of $546.1 million, on 14 of the auctioned licenses representing an estimated total population of 19.8 million. However, in June 2001, the United States Court of Appeals for the District of Columbia Circuit ruled that the FCC did not have the authority to auction certain of those licenses, including 11 of the 14 licenses for which the Company was the successful bidder. These 11 licenses represent $536.5 million of the total amount that its subsidiary bid. On January 27, 2003, the Circuit Court’s decision was affirmed on appeal to the United States Supreme Court.

      Along with certain other winning bidders in the auction, the Company petitioned the FCC to refund its deposits on those 11 licenses and to allow the Company to dismiss its application as it relates to those licenses. The FCC granted these requests. The Company received a refund of $91.2 million of its $109.2 million deposit on April 4, 2002, and an additional refund of $16.1 million on December 11, 2002. The Company’s application to the FCC for grant of those 11 licenses has been dismissed, without prejudice to the Company’s participation in any future re-auction of such licenses or to the rights of the Company to obtain such licenses in any future acquisition. The FCC is currently considering the Company’s post-auction application as it pertains to a grant of the remaining three licenses that the Company won in the auction, as well as legal challenges to this application. The Company currently has $1.9 million on deposit for these three licenses, and would be required to make a $7.7 million payment to the government if these three licenses are granted to the Company.

7. LONG-TERM DEBT:

      The Company’s long-term debt as of December 31, 2002 and 2000, consisted of the following:

	2002	2001

	($ in thousands)
Credit facilities	$786,382	$1,122,449
Dobson/ Sygnet Senior Notes	188,500	200,000
DCC 10.875% Senior Notes, net of discount	298,238	298,052
DCC 11.75% Senior Notes	20	340
Other notes payable	—	40

Total debt	1,273,140	1,620,881
Less-current maturities	50,704	44,509

Total long-term debt	$1,222,436	$1,576,372

      On September 30, 2002, the Company purchased $11.5 million principal amount of senior notes issued by the Company’s subsidiary, Dobson/ Sygnet Communications Company (“Dobson/ Sygnet”) for the purchase

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	LONG-TERM DEBT: (Continued)

price of $8.9 million. This repurchase resulted in a reduction of the Company’s total outstanding debt and an extraordinary gain of $1.4 million after the write off of related deferred financing costs and taxes.

Credit Facilities

      The Company’s credit facilities consist of the following:

			Interest Rate
			(Weighted Average
	Maximum	Amount Outstanding	Rate for the year ended
Credit Facility	Availability	at December 31, 2002	December 31, 2002)(1)

DOC LLC Credit Facility	$596,495	$500,995	4.3%
Sygnet Credit Facility	315,377	285,387	5.0%

(1)	Weighted average computation is based on actual interest rates without giving effect to the interest rate hedge discussed below.

Dobson Operating Co., L.L.C. Credit Facility

      On January 14, 2000, the Company’s wholly-owned subsidiary Dobson Operating Co. LLC, or DOC LLC obtained an $800.0 million credit facility and increased it by $125.0 million to $925.0 million on May 1, 2000. This credit facility is guaranteed by certain of the Company’s subsidiaries and by the Company. The original proceeds from the $800.0 million credit facility were used primarily to:

•	consolidate the indebtedness of two of the Company’s subsidiaries under a $160.0 million credit facility and a $250.0 million senior secured credit facility;

•	repurchase $159.7 million outstanding principal amount of the Company’s 11.75% senior notes due 2007; and

•	pay the cash portion of the costs of certain of the Company’s pending acquisitions.

      The increase of $125.0 million was used to fund the acquisition of Texas 9 RSA on May 1, 2000.

      At December 31, 2002, this credit facility included a $300.0 million revolving credit facility and $296.5 million remaining of term loan facilities consisting of a Term A Facility of $142.6 million, a Term B Facility of $83.1 million and an additional Term B Facility of $70.8 million. These loans begin to mature in 2007. As of December 31, 2002, the Company had $501.0 million outstanding under this credit facility and there was $95.5 million of availability.

      Advances bear interest, at the Company’s option, on a prime rate or LIBOR formula. The weighted average interest rate was 4.3% for the twelve months ended December 31, 2002. The Company’s obligations under the credit facility are secured by:

•	a pledge of the Company’s ownership interests in DOC LLC;

•	stock and partnership interests of certain of DOC LLC’s subsidiaries; and

•	liens on substantially all of the assets of DOC LLC and its restricted subsidiaries, including FCC licenses, but only to the extent such licenses can be pledged under applicable law.

      The Company is required to amortize the Term A Facility with quarterly principal payments of $5.0 million commencing June 30, 2001, increasing over the term of the loan to quarterly principal payments of $25.0 million. The Company is required to amortize the Term B Facility with quarterly principal payments

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	LONG-TERM DEBT: (Continued)

of $375,000 from March 31, 2000 through December 31, 2006 and with quarterly principal payments of $34.9 million during 2007. The Company began amortizing the additional $125.0 million portion of the Term B Facility with quarterly principal payments of $312,500 on June 30, 2000 and will continue through March 31, 2007. These quarterly principal payments will increase to $29.1 million from June 30, 2007 through March 31, 2008. Under certain circumstances, the Company is required to make prepayments of proceeds received from significant asset sales, new borrowings, sales of equity and a portion of excess cash flow. When the Company completed the sale of four licenses to Verizon Wireless for a total purchase price of $348.0 million during February 2002, the Company permanently prepaid $293.9 million towards this credit facility. In addition, the Company has the right to prepay the credit facility in whole or in part at any time. During the twelve months ended December 31, 2002, the Company’s total scheduled principal payments were $14.3 million under this facility. In addition, during 2003, the Company will be required to make additional principal payments totaling $22.5 million.

      The Company’s credit facility imposes a number of restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, create liens, make capital expenditures and pay dividends. In addition, the Company is required to maintain certain financial ratios with respect to the borrower and certain of its subsidiaries, including, but not limited to:

•	a ratio of total indebtedness to operating cash flow of initially not more than 7.75 to 1, decreasing over time to 5.00 to 1;

•	a ratio of operating cash flow to debt service requirements of initially not less than 1.15 to 1, increasing over time to 1.50 to 1;

•	a ratio of operating cash flow to interest expense of initially not less than 1.40 to 1, increasing over time to 2.25 to 1; and

•	a ratio of operating cash flow minus capital expenditures to the sum of debt service requirements and cash distributions of initially not less than 1.05 to 1, increasing over time to 1.15 to 1.

      At December 31, 2002, the Company was in compliance with all required financial ratios and expects to continue to be in compliance throughout 2003, absent a change of control that would accelerate the maturity of outstanding amounts under the credit facility. See below.

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

Sygnet Wireless Credit Facility

      The Company’s indirect wholly-owned subsidiary, Sygnet Wireless, is a party to a secured credit agreement for an aggregate of $315.4 million, consisting of a $34.0 million revolving credit facility and $281.4 million of term loans. Interest on the revolving credit facility and the term loans is based on a prime rate or a LIBOR formula, and has ranged between 4.1% and 10.5% since inception. As of December 31, 2002, there was $285.4 million outstanding under this credit facility and $30.0 million of availability.

      The obligations under the Sygnet Wireless credit facility are secured by a pledge of the capital stock of Dobson/ Sygnet’s operating subsidiary as well as a lien on substantially all of the assets of Dobson/ Sygnet and

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	LONG-TERM DEBT: (Continued)

the assets of its operating subsidiary. The Sygnet Wireless credit facility requires that Dobson/ Sygnet and the Company maintain certain financial ratios. The failure to maintain these ratios would constitute an event of default, notwithstanding Sygnet Wireless’s ability to meet its debt service obligations. The Sygnet Wireless credit facility amortizes quarterly. The $34.0 million revolving credit facility terminates on September 23, 2006. The $281.4 million term loans terminate on December 23, 2007. During the twelve months ended December 31, 2002, Dobson/ Sygnet’s total scheduled principal payments were $14.3 million under this credit facility. In addition during 2003, Dobson/ Sygnet will be required to make additional principal payments totaling $28.3 million. The weighted average interest rate on the Sygnet Wireless credit facility was 5.0% for the twelve months ended December 31, 2002.

Dobson/ Sygnet Senior Notes

      The Company’s subsidiary, Dobson/ Sygnet, has outstanding $200.0 million aggregate principal amount of senior notes that mature in 2008. On September 30, 2002, the Company purchased $11.5 million principal amount of these senior notes for $8.9 million and the Company recognized an extraordinary gain of $1.4 million after the write-off of related deferred financing costs and taxes. On a consolidated basis at December 31, 2002, the outstanding Dobson/ Sygnet senior notes had an outstanding principal balance totaling $188.5 million. The Dobson/ Sygnet notes bear interest at an annual rate of 12.25%, payable semi-annually on each June 15 and December 15. The Dobson/ Sygnet note indenture contains restrictive covenants that, among other things, limit the ability of Dobson/ Sygnet and its subsidiaries to incur additional indebtedness, create liens, pay dividends or make distributions in respect of their capital stock, make investments or certain other restricted payments, sell assets, redeem capital stock, issue or sell stock of restricted subsidiaries, enter into transactions with stockholders or affiliates or effect a consolidation or merger.

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

      The Company’s principal stockholder, DCCLP, and certain of its affiliates, are parties to credit agreements with Bank of America, N.A. These credit agreements had aggregate principal amounts outstanding of approximately $307.8 million as of December 31, 2002, including fees and interest. To secure their obligations under these credit agreements, DCCLP and these affiliates individually pledged certain assets, which include beneficial ownership of securities representing controlling interests in DCCLP and the Company. If any of the loans are not paid at maturity or if an event of default occurs under any of the loan agreements, and the lender elects to foreclose on the collateral, the Company could experience a change of control under the indenture governing its outstanding senior notes, its certificates of designation governing two series of its outstanding senior preferred stock, and its bank credit facility, and under the indenture governing the outstanding senior preferred stock, and its bank credit facility, and under the indenture governing the outstanding senior notes of its subsidiary, Dobson/ Sygnet.

      Upon a change of control, the Company and Dobson/ Sygnet would each be required to offer to purchase its outstanding senior notes at 101% of the principal amount plus accrued and unpaid interest. The Company would also be required to offer to repurchase all of its outstanding senior preferred stock at 101% of the aggregate liquidation preference. As of December 31, 2002, the Company did not have the funds or available facilities necessary to complete these repurchases. If the Company and Dobson/ Sygnet failed to complete the

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	LONG-TERM DEBT: (Continued)

purchases of the tendered senior notes, the senior noteholders or their trustees would be entitled to accelerate the maturity of such senior notes. If the Company failed to complete the purchases of its outstanding senior preferred stock, the holders of the Company’s two series of senior preferred stock would be entitled to elect two additional directors to its board of directors. The Company’s credit facility and the Sygnet Wireless credit facility prohibit the Company and Dobson/ Sygnet from making the required offers to purchase. A change of control would also constitute an event of default under the Company’s bank credit facility entitling the lender to accelerate the maturity of that debt. A default under the Company’s bank credit facility or under Dobson/Sygnet’s senior notes constitutes a default under the credit facility of the Company’s indirect subsidiary, Sygnet Wireless, Inc. These factors raise substantial doubt about the Company’s ability to continue operating as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount or classification of liabilities that might result if the Company is unable to continue operating as a going concern.

      On March 31, 2003, Bank of America and DCCLP reached an agreement in principle for the amendment and restructuring of the DCCLP loan. Under the terms of the agreement in principle, Bank of America would permanently release its lien on a sufficient number of shares of the Company’s common stock, so that DCCLP would retain a controlling interest in the Company and no change of control could occur under credit agreements, indentures, preferred stock and other instruments to which the Company and its subsidiaries are parties in the event of a subsequent default by DCCLP under the restructured loan. The agreement in principle is not binding to either party, and is subject to the completion of a definitive legal agreement. In order to allow time for the completion of a definitive legal agreement, Bank of America has agreed to extend the maturity date of the DCCLP loan to April 21, 2003. The Company can provide no assurance that DCCLP and Bank of America will consummate the transactions provided for in the agreement in principle.

      If the Company were to experience a change of control and AT&T Wireless maintains substantially its present percentage ownership in the voting and economic interests of American Cellular, AT&T Wireless and its affiliates will have the right to initiate a buy/sell procedure for American Cellular. Pursuant to this procedure, AT&T Wireless may offer to purchase the Company’s interest in ACC Acquisition LLC, the parent of American Cellular, or sell its interest in ACC Acquisition to the Company. AT&T Wireless may establish the price or require that the Company establish the price. If the offer is made, the Company must either agree to sell its interest in ACC Acquisition to AT&T Wireless or buy AT&T Wireless’s interest in ACC Acquisition. Upon consummation of the buy/sell procedure, the Company’s management agreement with American Cellular, and the preferential roaming agreements between American Cellular and the Company, and between American Cellular and AT&T Wireless, will immediately terminate. In addition, the Company will lose its right to appoint one of its two representatives to the management committee and its power to approve all significant matters relating to the operation of American Cellular.

Minimum Future Payments

      Minimum future payments, absent acceleration pursuant to a change in control, of long-term debt for years subsequent to December 31, 2002, are as follows:

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	LONG-TERM DEBT: (Continued)

($ in thousands)

2003	$50,704
2004	77,069
2005	108,367
2006	103,654
2007	429,687
2008 and thereafter	503,659

$1,273,140

Interest Rate Hedges

      The Company pays interest on its bank credit facilities at a variable factor, based on LIBOR or prime rate, plus a factor. The Company will from time-to-time enter into derivative contracts to reduce exposure against changes in interest rates.

      The Company has a $135.0 million derivative contract on the credit facility of its wholly-owned subsidiary, DOC LLC, whereby the interest rate is fixed at 6.9%, plus a factor based on DOC LLC’s leverage. This derivative contract expires in April 2003. The Company had a $190.0 million derivative contract on the credit facility of its wholly-owned subsidiary, DOC LLC, whereby the interest rate was fixed at 6.5%, plus a factor based on DOC LLC’s leverage. This derivative contract expired in October 2002. Additionally, the Company previously entered into a $300.0 million derivative contract on the DOC LLC credit facility whereby the interest rate had a cap of 8.5% plus a factor based on DOC LLC’s leverage, this derivative contract expired on March 13, 2002. DOC LLC also had an interest rate cap agreement on $160.0 million of its DOC LLC credit facility that expired on June 14, 2001.

      On January 1, 2001, the Company implemented SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity”. With this implementation, the Company began recording a liability and a transition adjustment, net of income tax benefit, to other comprehensive loss during 2001 in connection with these derivative contracts. The Company’s accumulated other comprehensive loss, net of income tax benefit, was $1.1 million at December 31, 2002 and decreased from $9.1 million as of December 31, 2001. These contracts will be reclassified and expensed during 2003. In addition, the accumulated other comprehensive loss, net of income tax benefit, recorded for the Company’s interest in its unconsolidated subsidiary, American Cellular was $7.1 million as of December 31, 2001. As a result of the expiration of American Cellular’s interest rate swap agreement on June 4, 2002 there is not a balance as of December 31, 2002 related to American Cellular.

8. LEASES, COMMITMENTS AND CONTINGENCIES:

Leases

      The Company is obligated under capital leases covering furniture and office equipment. At December 31, 2002 and 2001, the gross amount of furniture and office equipment and the related depreciation recorded under capital leases was as follows:

	2002	2001

	($ in thousands)
Furniture and office equipment	$5,299	$5,144
Accumulated depreciation	(901)	(396)

	$4,398	$4,748

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	LEASES, COMMITMENTS AND CONTINGENCIES: (Continued)

      The Company has numerous operating leases; these leases are primarily for its administrative offices, including its corporate office, retail stores, cell sites towers and their locations and vehicles. Future minimum lease payments required under capital and operating leases that have an initial or remaining noncancellable lease term in excess of one year at December 31, 2002, are as follows:

	Capital	Operating
	Leases	Leases

	($ in thousands)
2003	$1,478	$22,951
2004	902	20,470
2005	319	17,708
2006	—	14,774
2007	—	14,868
2008 and thereafter	—	54,023

Total minimum lease payments	$2,699
Less-amount representing interest	(223)

Total obligations under capital lease	2,476
Less — Current portion of obligations under capital leases	(1,324)

Total obligations under capital leases, net of current portion	$1,152

      Lease expense under the above leases was $26.1 million for the year ended December 31, 2002, $23.4 million for the year ended December 31, 2001 and $14.5 million for the year ended December 31, 2000. Included in the future minimum lease payments above are future requirements for certain capital leases the Company entered into during 2002 and 2001 for furniture and office equipment. These capital leases have anywhere from a three to five year lease term and offer a bargain purchase price at the end of the lease term. The depreciation related to these assets is included in the Company’s depreciation expense and the obligation is included in the Company’s other non-current liabilities.

Commitments

      The Company entered into an equipment supply agreement to purchase approximately $100.5 million of cell site and switching equipment between November 16, 2001 and July 15, 2005, to update the wireless systems for existing MSAs and RSAs. Of the commitment, approximately $39.5 million remained at December 31, 2002. If the Company fails to fully meet this commitment by July 15, 2005, it could be forced to pay a penalty of up to 20% of the unfulfilled commitment. The Company expects to fulfill its purchase commitment under this agreement prior to its completion date.

Contingencies

      The Company is party to various other legal actions arising in the normal course of business. None of the actions are believed by management to involve amounts that would be material to the Company’s consolidated financial position, results of operation, or liquidity.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. REDEEMABLE PREFERRED STOCKS:

      As of December 31, 2002, 2001 and 2000, the Company’s authorized and outstanding preferred stock was as follows:

									Other
									Features,
		No. of Shares	No. of Shares	No. of Shares					Rights,
	No. of	Outstanding at	Outstanding at	Outstanding at			Liquidation	Mandatory	Preferences
	Shares	December 31,	December 31,	December 31,	Par Value		Preference	Redemption	and
Class	Authorized	2002	2001	2000	Per Share	Dividends	Per Share	Date	Powers

Senior Exchangeable	734,000	374,941	367,425	325,126	$1.00	12.25% Cumulative	$1,000	Jan. 15, 2008	Non-voting
Senior Exchangeable	500,000	198,780	234,973	206,395	$1.00	13% Cumulative	$1,000	May 1, 2009	Non-voting
Series AA	200,000	200,000	200,000	—	$1.00	5.96% Cumulative	$1,000	Feb. 8, 2011	Non-voting
Class E	40,000	—	—	—	$1.00	15% Cumulative	$1,131.92	Dec. 23, 2010	Non-voting
Other	4,526,000	—	—	—	—	—	—	—	—

	6,000,000	773,721	802,398	531,521

      The Company issued 175,000 shares of 12 1/4% senior exchangeable preferred stock in April 1998 and 64,646 shares of additional 12 1/4% senior exchangeable preferred stock in December 1998, mandatorily redeemable on January 15, 2008 for $1,000 per share plus accrued and unpaid dividends. Holders of the preferred stock are entitled to cumulative quarterly dividends from the date of issuance and a liquidation preference of $1,000 per share with rights over the other classes of capital stock. On or before January 15, 2003, the Company may pay dividends, at its option, in cash or in additional fully paid and nonassessable senior preferred stock having an aggregate liquidation preference equal to the amount of such dividends. However, after January 15, 2003, the Company must pay dividends in cash. Additionally, the preferred stock is redeemable at the option of the Company on or after January 15, 2003. Holders of the preferred stock have no voting rights. In the event that dividends are not paid for any four quarters, whether or not consecutive, or upon certain other events (including failure to comply with covenants and failure to pay the mandatory redemption price when due), then the number of directors constituting the Company’s Board of Directors will be adjusted to permit the holders of the majority of the then outstanding senior preferred stock, voting separately as a class, to elect two directors. At December 31, 2002, the Company’s 12 1/4% senior exchangeable preferred stock totaled $374.9 million less the unamortized financing costs of $4.2 million and the unamortized discount of $8.4 million.

      In May 1999, the Company issued 170,000 shares of 13% senior exchangeable preferred stock mandatorily redeemable on May 1, 2009 for $1,000 per share. Holders of the preferred stock are entitled to cumulative quarterly dividends from the date of issuance and a liquidation preference of $1,000 per share with rights over the other classes of capital stock and equal to the 12.25% senior exchangeable preferred stock. On or before May 1, 2004, the Company may pay dividends, at its option, in cash or in additional shares having an aggregate liquidation preference equal to the amount of such dividends. However, after May 1, 2004, the Company must pay dividends in cash. Additionally, the preferred stock is redeemable at the option of the Company on or after May 1, 2004. Holders of the preferred stock have no voting rights. In the event that dividends are not paid for any four quarters, whether or not consecutive, or upon certain other events (including failure to comply with covenants and failure to pay the mandatory redemption price when due), then the number of directors constituting the Company’s Board of Directors will be adjusted to permit the holders of the majority of the then outstanding senior preferred stock, voting separately as a class, to elect two directors. At December 31, 2002, the Company’s 13% senior exchangeable preferred stock totaled $198.8 million less the unamortized financing costs of $2.8 million.

      On February 8, 2001 the Company issued 200,000 shares of its Series AA preferred stock, par value $1.00 per share (“Series AA preferred stock”) to AT&T Wireless for aggregate cash proceeds of $200.0 million.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	REDEEMABLE PREFERRED STOCKS: (Continued)

Each share of Series AA preferred stock is entitled to cumulative annual dividends of 5.96% on the liquidation preference of $1,000 per share, subject to certain adjustments. Dividends accrue but will not be payable until the fifth anniversary of the issuance of the Series AA preferred stock. At December 31, 2002, the Company had $23.0 million in accrued dividends payable on its balance sheet related to this issue. Each share of Series AA preferred stock is mandatorily exchangeable for one share of the Company’s Series A convertible preferred stock, par value $1.00 per share. Each share of the Company’s Series A convertible preferred stock is convertible into the Company’s Class A common stock at a conversion rate of $25.35 per share. On December 24, 2002 the Company signed a definitive agreement with AT&T Wireless that would, among other things, result in AT&T Wireless transferring to the Company all of its outstanding shares of Series AA preferred stock. Upon receipt of the Series AA preferred stock, the Company plans to cancel that issue, including the related accrued dividends.

      During 2002, the Company acquired shares of its 12.25% senior exchangeable preferred stock having a carrying value of $40.3 million and shares of its 13% senior exchangeable preferred stock having a carrying value of $68.7 million through repurchases, including dividends issued on the repurchased shares after the date of repurchase. The preferred stock acquired totaled 109,015 shares for $38.7 million, all of which were canceled on December 31, 2002. This repurchase resulted in an excess of carrying value over repurchase price of preferred stock totaling $70.3 million. The excess of carrying value over repurchase price has been included in net income applicable to common stockholders.

      The Company issued total cumulative quarterly dividends in the form of additional shares of 12.25% and 13.00% senior exchangeable preferred stock totaling 80,338 shares during 2002, 70,877 shares during 2001 and 62,690 shares during 2000 and accrued dividends on its Series AA preferred stock of $12.1 million during 2002 and $10.9 million during 2001 (resulting in a total liquidation preference of $384.9 million of 12.25% senior exchangeable preferred stock, $203.2 million of 13.00% senior exchangeable preferred stock and $200.0 million Series AA preferred stock, as of December 31, 2002) which represented non-cash financing activity, and thus are not included in the accompanying consolidated statements of cash flows.

      See Note 7 describing potential acceleration of the redemption of the redeemable preferred shares.

10. STOCKHOLDERS’ DEFICIT:

      On September 14, 2001 through September 14, 2002, the Company’s Board of Directors authorized the expenditure of up to $80.0 million for the possible repurchase of shares of the Company’s outstanding Class A common stock. After expiration of the initial stock purchase plan, the Company’s Board of Directors adopted a new stock purchase plan on November 7, 2002, which authorized the Company to purchase up to 10 million shares of the Company’s outstanding Class A common stock over the next twelve months.

      As of December 31, 2002, the Company had purchased 4,569,131 shares for $26.3 million, all of which was held as treasury stock.

      On January 1, 2001, in accordance with SFAS 133 (as described in Note 7), the Company recorded a liability and a transition adjustment to other comprehensive loss representing the fair value, net of income tax, of its interest rate hedges.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	STOCKHOLDERS’ DEFICIT: (Continued)

      As of December 31, 2002, the Company’s authorized and outstanding common stock was as follows:

							Other
		No. of Shares	No. of Shares	No. of Shares			Features,
	No. of	Outstanding at	Outstanding at	Outstanding at			Rights,
	Shares	December 31,	December 31,	December 31,	Par Value		Preferences
Class	Authorized	2002	2001	2000	Per Share	Dividends	and Powers

Class A	175,000,000	35,131,837	39,682,561	27,970,647	$.001	As declared	Voting
Class B	70,000,000	54,977,481	54,995,888	65,311,716	$.001	As declared	Voting
Class C	4,226	—	—	—	$.001	As declared	Non-voting
Class D	33,000	—	—	4,832	$.001	As declared	Non-voting

	245,037,226	90,109,318	94,678,449	93,287,195

      Each share of the Company’s Class B common stock is convertible into one share of Class A common stock and each share of the Company’s Class C common stock and Class D common stock is convertible into 111.44 shares of Class A common stock at the option of the holder. Due to these conversion features, the Company’s calculation of its weighted average common shares outstanding is performed on an as converted basis (as discussed in Note 2). In addition, each share of the Company’s Class B common stock is entitled to 10 votes and Class A common stock is entitled to one vote.

      Additional shares of the Company’s Class A common stock have been reserved for issuance under the Company’s benefit plans. See Note 11 for discussion of the Company’s employee stock incentive plans and employee stock purchase plan.

      On October 29, 2002, the Company received notice from the Nasdaq that the Company’s Class A common stock securities would be delisted from the Nasdaq National Market System. Therefore, as of October 29, 2002, the Company’s securities began trading on the OTC Bulletin Board. Subsequent to year-end, the Company applied for listing on the Nasdaq SmallCap Market. On February 18, 2003, the Company’s Class A common stock began trading on the Nasdaq SmallCap Market.

11. EMPLOYEE BENEFIT PLANS:

401(k) Plan

      The Company maintains a 401(k) plan (the “Plan”) in which substantially all employees of the Company are eligible to participate. The Plan requires the Company to match 100% of employees’ contributions up to 4% of their salary. Contributions to the Plan charged to the Company’s operations were $1.2 million during the year ended December 31, 2002, $1.8 million during the year ended December 31, 2001 and $1.2 million during the year ended December 31, 2000, and were recorded as general and administrative expenses in the accompanying statements of operations.

Stock Option Plans

      The Company adopted its 1996 stock option plan (the “1996 plan”), its 2000 stock option plan (the “2000 plan”) and its 2002 stock option plan (the “2002 plan”) to encourage its key employees by providing opportunities to participate in the ownership and future growth through the grant of incentive stock options and nonqualified stock options. The plans also permit the grant of options to its directors. The Company’s compensation committee presently administers the 1996, 2000 and 2002 plans. The Company expects to grant all future options pursuant to the 2002 plan and does not expect to grant any additional options under the 1996 and 2000 plans. The Company accounts for the plans under APB Opinion 25, under which no compensation cost is recognized in the accompanying consolidated financial statements if the option price is equal to or greater than the fair market value of the stock at the time the option is granted.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	EMPLOYEE BENEFIT PLANS: (Continued)

      Under the 1996 plan, the Board of Directors granted both incentive and non-incentive stock options for employees, officers and directors to acquire Class C common stock and Class D common stock, which is convertible into shares of Class A common stock at a 111.44 to 1 basis at the time of exercise. Options granted under the 2000 and 2002 stock incentive plan can also be both incentive and non-incentive stock options for employees, officers and directors, however, all shares granted under these plans are shares of Class A common stock.

      Under all the plans, stock options have been issued at the market price on the date of grant with an expiration of ten years from the grant date. All options issued under the 1996 and 2000 plans vest at a rate of 20% per year and all options issued under the 2002 vest at a rate of 25% per year. The maximum number of shares for which the Company may grant options under the 2000 plan is 4,000,000 shares of Class A common stock and the maximum number under the 2002 plan is 7,000,000 shares of Class A common stock, subject to adjustment in the event of any stock dividend, stock split, recapitalization, reorganization or certain defined change of control events. As of December 31, 2002, the Company had outstanding options to purchase 8,971,903 shares of Class A common stock to approximately 110 employees, officers and directors. Shares subject to previously expired, cancelled, forfeited or terminated options become available again for grants of options. The shares that the Company will issue under the plan will be newly issued shares, or shares held as treasury shares.

      Stock options outstanding under the Plans are presented for the periods indicated. In addition, all options are presented on an “as converted” basis since all shares are converted to Class A common stock upon exercising.

	2002		2001		2000

		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of period	4,350,870	$15.39	4,672,977	$12.97	4,137,866	$1.64
Granted	5,360,000	$2.13	825,000	$15.71	2,709,500	$22.25
Exercised	—	—	857,607	$1.19	1,828,396	$1.32
Canceled	738,967	$14.97	289,500	$19.35	345,993	$11.72

Outstanding, end of period	8,971,903	$7.50	4,350,870	$15.39	4,672,977	$12.97

Exercisable, end of period	1,782,474	$11.77	913,730	$12.37	480,467	$1.30

      The following table summarizes information concerning currently outstanding and exercisable options:

		Weighted Average
	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Price Range	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 0.78-$ 1.17	466,471	4	$0.84	466,471	$0.84
$ 2.09-$ 2.30	5,270,000	10	$2.13	—	—
$ 2.34-$ 5.18	640,432	6	$3.23	411,003	$3.30
$10.00-$23.00	2,595,000	8	$20.66	905,000	$21.24

$ 0.78-$23.00	8,971,903	9	$7.50	1,782,474	$11.77

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	EMPLOYEE BENEFIT PLANS: (Continued)

Stock Purchase Plan

      The Dobson Communications Corporation 2002 Employee Stock Purchase Plan, or the Purchase Plan, was approved at the 2002 Annual Meeting of Shareholders. The Purchase Plan provides for 1,000,000 shares of the Company’s Class A common stock to be reserved for issuance upon exercise of purchase rights which may be granted under the Purchase Plan, subject to adjustment for stock dividends, stock splits, reverse stock splits and similar changes in the Company’s capitalization. The Purchase Plan is designed to encourage stock ownership by the Company’s employees.

12. TAXES:

      Benefit for income taxes for the years ended December 31, 2002, 2001 and 2000, was as follows:

	2002	2001	1999

	($ in thousands)
Federal income taxes —
Deferred	$(36,832)	$(32,792)	$(37,504)
State income taxes (current and deferred)	(4,333)	(3,858)	(4,412)

Total income tax benefit	$(41,165)	$(36,650)	$(41,916)

      The benefits for income taxes for the years ended December 31, 2002, 2000 and 1999 differ from amounts computed at the statutory rate as follows:

	2002	2001	2000

	($ in thousands)
Income taxes at statutory rate (34%)	$(45,806)	$(56,291)	$(54,780)
State income taxes, net of Federal income
tax effect	(5,389)	(6,622)	(6,445)
Loss from unconsolidated subsidiary	9,656	26,289	19,111
Other, net	374	(26)	198

	$(41,165)	$(36,650)	$(41,916)

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. TAXES: (Continued)

      The tax effects of the temporary differences which gave rise to deferred tax assets and liabilities at December 31, 2002 and 2001, were as follows:

	2002	2001

	($ in thousands)
Current deferred income taxes:
Allowance for doubtful accounts receivable	$509	$1,461
Accrued liabilities	1,471	1,339

Net current deferred income tax asset	1,980	2,800

Noncurrent deferred income taxes:
Fixed assets	(32,468)	(27,908)
Intangible assets	(214,164)	(210,022)
Investment in joint venture	55,924	—
Interest rate swap	662	5,726
Tax credits and carryforwards	80,306	134,983

Net noncurrent deferred income tax liability	(109,740)	(97,221)

Total net deferred income tax liability	$(107,760)	$(94,421)

      At December 31, 2002, the Company had NOL carryforwards of approximately $211.3 million, which may be utilized to reduce future Federal income taxes payable. These NOL carryforwards begin to expire in 2012.

      The Company periodically reviews the need for a valuation allowance against deferred tax assets and recognizes these assets to the extent that realization is more likely than not. Based on a review of taxable income, history and trends, forecasted taxable income and expiration of carryforwards, the Company has not provided a valuation allowance for the NOL carryforwards because management believes that it is more likely than not that all of the deferred tax assets of the Company will be realized prior to their expiration.

13. RELATED PARTY TRANSACTIONS:

      The Company had current and long-term receivables totaling $0.8 million at December 31, 2002 and $20.0 million at December 31, 2001 from related parties. At December 31, 2001 $15.8 million, was due from the Company’s 50%-owned subsidiary, American Cellular. Also included in both these totals were receivables from the Company’s directors and officers and their affiliates totaling $0.7 million at December 31, 2002 and $0.9 million at December 31, 2001. The director and officer notes bear interest at various interest rates ranging from 2.5% to 4.0% at December 31, 2002.

      On December 17, 2001, certain officers of the Company were offered non-recourse loans secured by their shares of Company stock. These loans totaled $8.6 million, bear interest at a rate of 2.5% and are scheduled to mature on December 17, 2003. These loans are recorded as subscription receivables on the Company’s balance sheet, thus, increasing the Company’s total stockholders’ deficit.

      The Company leases its corporate office and call center in Oklahoma City from its affiliate, DCCLP, for $3.0 million per year.

      The Company provides certain services to American Cellular in accordance with a management agreement. Certain costs incurred by the Company are shared costs of the Company and American Cellular. These shared costs are allocated between the Company and American Cellular primarily based on each

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. RELATED PARTY TRANSACTIONS: (Continued)

Company’s pro rata population coverage and subscribers. Costs allocated to American Cellular from the Company were $17.1 million for the year ended December 31, 2002, $10.6 million for the year ended December 31, 2001 and $4.1 million for the year ended December 31, 2000. In addition, the Company charged American Cellular for other expenses incurred by the Company on their behalf, primarily for compensation-related expenses, totaling $42.9 million for 2002, $40.4 million for 2001 and $27.8 million for 2000.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

      Indicated below are the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31:

	2002		2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	($ in thousands)
Restricted cash and investments	$14,197	$14,197	$—	$—
Revolving credit facilities	786,382	786,382	1,122,449	1,122,449
Dobson/ Sygnet Senior Notes	188,500	144,203	200,000	213,000
DCC Senior Notes	298,258	253,519	298,392	311,819
Other notes payable	—	—	40	40
Interest rate hedge liability	1,743	1,743	15,069	15,069

15. MARKET SWAP:

      On December 24, 2002 the Company entered into a definitive agreement to exchange its two remaining wireless properties in California for two AT&T Wireless properties in Alaska. In addition, AT&T Wireless has agreed to transfer to the Company all of the Company’s Series AA preferred stock that it currently holds. Upon the transfer of the Series AA preferred stock, AT&T Wireless would own less than 5.0% of the Company’s fully diluted Class A common stock. Upon receipt of the Series AA preferred stock, the Company plans to cancel that issue, including the related accrued dividends. The transaction remains subject to federal regulatory approvals and certain other conditions, as set out in the Asset Exchange Agreement.

16. SUBSEQUENT EVENTS:

      On February 18, 2003, the Company’s Class A common stock began trading on the Nasdaq SmallCap Market after the Nasdaq listing panel reversed its decision to delist the Company’s Class A common stock.

      Subsequent to December 31, 2002, the Company repurchased $32.7 million carrying value of its 12.25% senior exchangeable preferred stock for $20.0 million, and $27.5 million carrying value of its 13% senior exchangeable preferred stock for $16.6 million. This preferred stock repurchased subsequent to year-end was canceled during first quarter 2003.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	SUBSEQUENT EVENTS: (Continued)

      Subsequent to December 31, 2002, the Company received $7.1 million of an escrow reserve that was being held to cover any future contingencies related to the Company’s sale of certain markets to Verizon Wireless during February 2002. These funds were used to pay down the DOC LLC credit facility.

INDEPENDENT AUDITORS’ REPORT

To the Members of ACC Acquisition LLC:

We have audited the 2002 consolidated financial statements of ACC Acquisition LLC (a Delaware Limited Liability Corporation) and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The 2001 and 2000 consolidated financial statements of ACC Acquisition LLC as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors’ report, dated March 22, 2002, on those consolidated financial statements and financial statement schedule was unqualified and included an explanatory paragraph that described an uncertainty that the Company would continue operating as a going concern, the change in its method for accounting for derivative instruments and hedging activities and the disposal of long lived assets, discussed in Note 5, 2 and 3, respectively, to the consolidated financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACC Acquisition LLC as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company was not in compliance with certain of its credit facility debt covenants as of December 31, 2002, resulting in the lenders having the right to accelerate the repayment of the entire amount outstanding under the credit facility, which acceleration would allow the holders of the senior subordinated notes to declare the principal and interest of the senior subordinated notes immediately due and payable. Additionally, the Company may not generate sufficient cash flow from operations to meet its expected capital expenditures and its October 2003 scheduled interest payments on its senior subordinated notes. These factors raise substantial doubt about the Company’s ability to continue operating as a going concern. Management’s plans in regard to these matters are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements as of January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 related to the change in accounting for identifiable intangible assets with indefinite lives and for goodwill.

As discussed above, the financial statements of ACC Acquisition LLC as of December 31, 2001, and for each of the years in the two-year period then ended were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by ACC Acquisition LLC as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 2 with respect to 2001 and 2000 included (a) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets that are no longer being amortized, to ACC Acquisition LLC’s underlying records obtained from management and (b) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss applicable to members. In our opinion, the disclosures for 2001 and 2000 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of ACC Acquisition LLC other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

KPMG LLP

Oklahoma City, Oklahoma

March 6, 2003

NOTE:

      1. THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT.

      2. THE PREDECESSOR AUDITOR HAS NOT REISSUED THIS REPORT.

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

ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,

March 22, 2002

ACC ACQUISITION LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,865,547	$5,962,148
Accounts receivable, net of allowance for doubtful accounts of $977,723 in 2002 and $1,548,098 in 2001	38,545,920	43,548,758
Restricted cash and investments (Note 2)	38,206,378	65,678,101
Inventory (Note 2)	4,327,769	8,013,595
Deferred tax assets	2,151,000	6,500,891
Prepaid expenses	1,427,796	1,482,705

Total current assets	100,524,410	131,186,198

PROPERTY, PLANT AND EQUIPMENT, net (Note 4)	185,935,029	203,168,050

OTHER ASSETS:
Receivable-affiliates	1,278,034	—
Restricted investments (Note 2)	4,122,232	32,184,495
Wireless license acquisition costs	569,168,796	1,039,523,681
Goodwill	285,107,091	1,077,123,680
Deferred financing costs and other, net of accumulated amortization of $14,629,268 in 2002 and $8,652,380 in 2001	41,007,037	45,166,918
Customer list, net of accumulated amortization of $27,437,873 in 2002 and $17,681,703 in 2001	20,562,127	30,318,297
Other non-current assets	539,264	504,391
Assets of discontinued operations	—	139,854,463

Total other assets	921,784,581	2,364,675,925

Total assets	$1,208,244,020	$2,699,030,173

LIABILITIES AND MEMBERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,865,934	$21,375,257
Accounts payable — affiliates	—	17,729,679
Accrued expenses	1,140,021	10,475,570
Accrued interest payable	14,499,071	31,308,522
Accrued dividends payable	6,799,945	2,138,711
Deferred revenue and customer deposits	11,014,222	11,745,161
Current portion of long-term debt	1,588,509,275	46,909,091

Total current liabilities	1,657,828,468	141,681,991

OTHER LIABILITIES:
Long-term debt, net of current portion	—	1,760,208,032
Deferred tax liabilities	43,690,897	186,382,124
Liabilities of discontinued operations	—	7,495,882
Other non-current liabilities	—	23,698,750
Commitments (Note 7)
Mandatorily redeemable Series A preferred stock (Note 8)	35,000,000	35,000,000

MEMBERS’ (DEFICIT) EQUITY:
Members’ equity	797,827,565	797,827,565
Retained deficit	(1,326,102,910)	(239,044,921)
Accumulated other comprehensive loss, net of income tax benefit of $9,479,500 in 2001	—	(14,219,250)

Total members’ (deficit) equity	(528,275,345)	544,563,394

Total liabilities and members’ (deficit) equity	$1,208,244,020	$2,699,030,173

The accompanying notes are an integral part of these consolidated financial statements.

ACC ACQUISITION LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period from
			February 15, 2000
	For the Year Ended	For the Year Ended	through
	December 31, 2002	December 31, 2001	December 31, 2000

OPERATING REVENUE:
Service revenue	$302,144,063	$266,507,216	$181,274,795
Roaming revenue	135,147,615	132,250,992	113,108,060
Equipment and other revenue	15,537,979	18,484,430	14,960,111

Total operating revenue	452,829,657	417,242,638	309,342,966

OPERATING EXPENSES:
Cost of service (exclusive of items shown separately below)	110,412,273	106,706,736	61,062,239
Cost of equipment	34,205,796	37,182,246	26,768,354
Marketing and selling	57,623,167	56,462,163	36,580,294
General and administrative	70,290,928	60,944,109	38,768,894
Depreciation and amortization	66,745,545	182,636,954	147,256,833

Total operating expenses	339,277,709	443,932,208	310,436,614

OPERATING INCOME (LOSS)	113,551,948	(26,689,570)	(1,093,648)
OTHER INCOME (EXPENSE):
Interest expense	(142,003,848)	(165,456,826)	(133,270,017)
Impairment of goodwill (Note 6)	(800,893,860)	—	—
Other income, net	1,387,501	3,723,072	536,308

LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(827,958,259)	(188,423,324)	(133,827,357)
INCOME TAX BENEFIT	14,383,305	52,199,794	33,241,703

LOSS FROM CONTINUING OPERATIONS	(813,574,954)	(136,223,530)	(100,585,654)
DISCONTINUED OPERATIONS: (Note 3)
(Loss) income from discontinued operations, net of income tax benefit (expense) of $435,838 in 2002 $(1,188,394) in 2001 and $(2,548,131) in 2000	(653,909)	(1,439,293)	1,342,266
Gain from sale of discontinued operations, net of income tax expense of $50,282,976 in 2002	13,472,110	—	—

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(800,756,753)	(137,662,823)	(99,243,388)
Cumulative effect of change in accounting principle, net of income tax benefit of $187,760,000 (Note 2)	(281,640,000)	—	—

NET LOSS	(1,082,396,753)	(137,662,823)	(99,243,388)
DIVIDENDS ON PREFERRED STOCK	(4,661,236)	(2,138,710)	—

NET LOSS APPLICABLE TO MEMBERS	$(1,087,057,989)	$(139,801,533)	$(99,243,388)

The accompanying notes are an integral part of these consolidated financial statements.

ACC ACQUISITION LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ (DEFICIT) EQUITY

		Members’ (Deficit) Equity

				Accumulated
				Other
	Comprehensive	Members’	Retained	Comprehensive	Total Members’
	Loss	equity	Deficit	Loss	(Deficit) Equity

FEBRUARY 15, 2000		$—	$—	$—	$—
Capital contribution		765,000,000	—	—	765,000,000
Net loss applicable to members		—	(99,243,388)	—	(99,243,388)

DECEMBER 31, 2000		765,000,000	(99,243,388)	—	665,756,612
Net loss	$(137,662,823)	—	(137,662,823)	—	(137,662,823)
Other comprehensive loss —
SFAS 133 transition adjustment, net of tax	(9,510,365)	—	—	(9,510,365)	(9,510,365)
SFAS 133 transition adjustment reclassified into earnings, net of tax	9,510,365	—	—	9,510,365	9,510,365
Change in fair value of hedge transactions, net of tax	(14,219,250)	—	—	(14,219,250)	(14,219,250)

Total comprehensive loss	$(151,882,073)

Capital contribution		32,827,565	—	—	32,827,565
Preferred stock dividends		—	(2,138,710)	—	(2,138,710)

DECEMBER 31, 2001		797,827,565	(239,044,921)	(14,219,250)	544,563,394
Net loss	$(1,082,396,753)	—	(1,082,396,753)	—	(1,082,396,753)
Amounts related to hedge transactions reclassified into earnings, net of tax	12,595,376	—	—	12,595,376	12,595,376
Ineffective hedge transactions reclassified into earnings, net of tax	643,751	—	—	643,751	643,751
Change in fair value of hedge transactions, net of tax	980,123	—	—	980,123	980,123

Total comprehensive loss	$(1,068,177,503)

Preferred stock dividends		—	(4,661,236)	—	(4,661,236)

DECEMBER 31, 2002		$797,827,565	$(1,326,102,910)	$—	$(528,275,345)

The accompanying notes are an integral part of these consolidated financial statements.

ACC ACQUISITION LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period From
			February 15, 2000
	For the Year Ended	For the Year Ended	Through
	December 31, 2002	December 31, 2001	December 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(813,574,954)	$(136,223,530)	$(100,585,654)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities —
Depreciation and amortization	66,745,545	182,636,954	147,256,833
Amortization of bond premium and financing costs	6,700,267	5,718,138	3,426,409
Deferred income taxes and investment tax credits, net	(15,766,622)	(58,021,420)	(27,900,333)
Cash used in operating activities of discontinued operations	(7,175,022)	—	—
Loss on ineffective hedge transaction	1,072,919	—	—
Impairment of goodwill	800,893,860	—	—
Loss (gain) on disposition of assets, net	18,463	481,208	(139,632)
Changes in current assets and liabilities —
Accounts receivable	5,002,838	2,660,505	(15,703,276)
Inventory	3,685,826	182,739	(4,310,319)
Prepaid expenses and other	1,662,299	(3,334,691)	(6,979,840)
Accounts payable	(3,145,151)	(11,036,387)	34,547,797
Accrued expenses	(26,145,000)	4,782,503	(13,688,395)
Deferred revenue and customer deposits	(730,939)	2,297,022	3,531,713

Net cash provided by (used in) operating activities	19,244,329	(9,856,959)	19,455,303

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(48,798,472)	(74,850,030)	(58,449,899)
(Increase) decrease in receivable-affiliate	(1,278,034)	—	—
Proceeds from sale of PCS licenses	—	5,000,000	—
Net proceeds from sale of discontinued operations	194,427,958	—	—
Change in receivable from discontinued operations	—	11,454,868	17,509,334
Acquisition of American Cellular Corporation	—	—	(2,440,000,000)
Cash acquired with American Cellular Corporation	—	—	25,351,102
Other investing activities	955,852	2,623,869	(23,788)

Net cash provided by (used in) investing activities	145,307,304	(55,771,293)	(2,455,613,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	127,800,000	233,000,000	1,789,000,000
Repayments of long-term debt	(347,131,227)	(797,395,544)	(111,000,000)
Proceeds from senior subordinated notes	—	693,020,500	—
Issuance of preferred stock	—	35,000,000	—
Deferred financing costs	(1,817,007)	(19,920,432)	(1,154,410)
(Repayments to) advances from affiliate for capital expenditures	—	(9,193,025)	9,193,025
Capital contribution	—	16,413,782	765,000,000
Maturities of restricted investments	66,500,000	38,976,389	—
Purchase of restricted investments	—	(133,191,937)	—

Net cash (used in) provided by financing activities	(154,648,234)	56,709,733	2,451,038,615

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,903,399	(8,918,519)	14,880,667
CASH AND CASH EQUIVALENTS, beginning of year	5,962,148	14,880,667	—

CASH AND CASH EQUIVALENTS, end of year	$15,865,547	$5,962,148	$14,880,667

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest, net of amounts capitalized	$153,476,700	$154,662,660	$124,274,707
Income taxes	$3,043,875	$1,171,633	$9,193
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital contribution of PCS licenses and certain other assets	$—	$16,413,783	$—

The accompanying notes are an integral part of these consolidated financial statements.

ACC ACQUISITION LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION:

      The Company is a limited liability company equally owned by AT&T Wireless and Dobson Communications Corporation (“Dobson Communications”); it was originally formed on February 15, 2000, to acquire the operations of American Cellular Corporation and its subsidiaries (“American”). On February 25, 2000, the Company acquired American. American is a provider of rural and suburban wireless telephone services in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin.

Capital Resources and Growth

      The Company has substantial indebtedness and debt service requirements and is subject to significant financial restrictions and limitations. At June 30, 2002 and continuing through December 31, 2002, the Company was unable to satisfy all of the covenants under the credit facility. The Company is unable to borrow under the credit facility to fund its ongoing operations, planned capital expenditures or other permissible uses.

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

2. SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

      The consolidated financial statements of the Company include the accounts of all subsidiaries. For financial reporting purposes, the Company reports 100% of revenue and expenses for the markets for which it provides wireless services. Significant intercompany accounts and transactions have been eliminated.

Business Segment

      The Company operates in one business segment pursuant to SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Cash and Cash Equivalents

      Cash and cash equivalents of $15.9 million at December 31, 2002 and $6.0 million at December 31, 2001 consist of cash and short-term investments with original maturities of three months or less.

Restricted Cash and Investments

      Restricted cash and investments totaled $42.3 million at December 31, 2002 and $97.9 million at December 31, 2001, of which $34.1 million at December 31, 2002 and the entire $97.9 million at December 31, 2001 was for the interest pledge deposits held in escrow for the senior subordinated notes. The interest pledge deposits include the initial deposit of $85.2 million for the $450.0 million senior subordinated notes, net of interest earned and interest payments issued to bondholders and the additional deposit of $48.0 million for the $250.0 million senior subordinated notes, net of interest earned and interest payments issued to bondholders. In addition, restricted cash and investments totaling $8.2 million at December 31, 2002 consist of an escrow to cover any future contingencies related to the Company’s sale of Tennessee 4 RSA to Verizon Wireless during February 2002. If there are no claims against this transaction, the Company will

ACC ACQUISITION LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES: (Continued)

receive $4.1 million of the escrow reserve during February 2003 and the remaining $4.1 million during February 2004.

Allowance for Doubtful Accounts

      Allowance for doubtful accounts of $1.0 million at December 31, 2002 and $1.5 million at December 31, 2001 are based on a percentage of aging receivables. The Company reviews it allowance for doubtful accounts monthly by evaluating balances for collectibility.

Inventory

      The Company values its inventory using the weighted average costing method of accounting.

Impairment of Long-Lived Assets

      Through December 31, 2001, the Company’s accounting policy for impairment of long-lived assets was to review the carrying value of its long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such circumstances were deemed to exist, the carrying value of the asset would be compared to the estimated undiscounted future cash flows generated by the asset. The Company’s definite life assets will continue to be amortized over their estimated useful lives and are subject to the same impairment criteria. As a result of fully implementing SFAS No. 142 on January 1, 2002, the Company is now required to evaluate the carrying value of its indefinite life intangible assets using their fair values, at least annually. To complete this evaluation, the Company first performed a comparison of the carrying amount of its wireless license acquisition costs to the fair value of those assets. For purposes of this comparison, it is the Company’s policy to aggregate its wireless license acquisition costs. The Company determines the fair value of its wireless license acquisition costs based on its estimated future discounted cash flows. The Company then assesses the carrying amount of its goodwill for possible impairment. For goodwill, there is a two-step approach for assessing impairment. The first step requires an evaluation of the Company’s fair value to its carrying amount, including goodwill. The Company’s fair value is determined based on estimated future discounted cash flows. If it is determined that the Company’s estimated fair value exceeds its carrying amount, then its goodwill is deemed to be impaired. Then, the second step of the impairment test is used to measure the amount of impairment loss. During 2002, the Company has identified impairments relating to its goodwill and indefinite life intangible assets. See “Recently Issued Accounting Pronouncements” below for further details.

Wireless License Acquisition Costs

      Wireless license acquisition costs consist of amounts paid to acquire FCC licenses to provide wireless services. Prior to the implementation of SFAS No. 142 “Goodwill and Other Intangible assets”, wireless license acquisition costs were being amortized on a straight-line basis over twenty years. Amortization expense of $57.5 million was recorded in 2001 and $47.9 million was recorded for the period from February 15, 2000 through December 31, 2000. Upon implementation of SFAS No. 142, effective January 1, 2002, the Company no longer amortizes wireless license acquisition costs. Instead, the Company is testing for the impairment of indefinite life intangible assets at least annually and will only adjust the carrying amount of these intangible assets upon an impairment of the indefinite life intangible assets.

      The ongoing value and remaining useful lives of intangible and other long-term assets are subject to periodic evaluation. During 2002, the Company identified impairments relating to its wireless license acquisition costs, see “Recently Issued Accounting Pronouncements” below for further discussion.

ACC ACQUISITION LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Customer List

      Customer list consists of amounts paid to acquire wireless customer lists. Customer list acquisition costs are being amortized on a straight-line basis over five years. Amortization expense of $9.8 million was recorded in 2002, $9.6 million was recorded in 2001 and $8.1 million was recorded for the period from February 15, 2000 through December 31, 2000. Based on the remaining life of the Company’s customer list acquisition costs, the remaining balance of $20.6 million will be substantially amortized over the next two years at approximately $9.6 million per year.

Goodwill

      Prior to the implementation of SFAS No. 142 “Goodwill and Other Intangible assets,” goodwill was being amortized on a straight-line basis over twenty years. Amortization expense related to goodwill of $58.3 million was recorded in 2001 and $50.3 million was recorded for the period from February 15, 2000 through December 31, 2000. Upon implementation of SFAS No. 142, effective January 1, 2002, the Company no longer amortizes goodwill. Instead, the Company is testing for the impairment of goodwill at least annually and will only adjust the carrying amount of goodwill upon an impairment of the goodwill.

      The ongoing value and remaining useful lives of intangible and other long-term assets are subject to periodic evaluation. During 2002, the Company identified impairments relating to its goodwill, see “Recently Issued Accounting Pronouncements” below for further discussion.

Deferred Financing Costs

      Deferred financing costs consist primarily of fees incurred to secure long-term debt. Deferred financing costs are being amortized on a straight-line basis over the nine-year term of the debt and recorded as interest expense. Interest expense related to the amortization of these costs of $6.0 million was recorded in 2002, $5.2 million was recorded in 2001 and $3.4 million was recorded for the period from February 15, 2000 through December 31, 2000. Based on the current life of the Company’s long-term debt, the estimated amortization of deferred financing costs would be approximately $6.2 million per year until the costs are fully amortized in 2009.

Derivative Instruments and Hedging Activities

      On January 1, 2001, the Company implemented SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity”. With this implementation, the Company began recording a liability and a transition adjustment, net of income tax benefit, to other comprehensive loss during 2001 in connection with these derivative contracts. All derivatives are recognized on the balance sheet at their fair value. All of the Company’s derivatives that qualify for hedge accounting treatment are “cash flow” hedges. The Company designates its cash flow hedge derivatives as such on the date the derivative contract is entered into. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transaction. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

      The Company’s accumulated other comprehensive loss, net of income tax benefit, was $14.2 million as of December 31, 2001. As a result of the expiration of the Company’s interest rate swap agreement on June 4, 2002, there is no balance at December 31, 2002. During 2002 and 2001, there were no gains or losses reclassified into earnings as a result of the discontinuance of hedge accounting treatment for any of the Company’s derivatives.

ACC ACQUISITION LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES: (Continued)

      By using derivative instruments to hedge exposures to changes in commodity prices and exchange rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are usually placed with counterparties that the Company believes are minimal credit risks. It is the Company’s policy to only enter into derivative contracts with investment grade rated counterparties deemed by management to be competent and competitive market makers.

Revenue Recognition

      The Company records service revenue over the period it is earned. The cost of providing service is recognized as incurred. Airtime and toll revenue is billed in arrears. The Company accrued estimated unbilled revenue for services provided of $3.0 million as of December 31, 2002 and $2.9 million as of December 31, 2001, which is included in accounts receivable in the accompanying consolidated balance sheets. Monthly access charges are billed in advance and are reflected as deferred revenue on the accompanying consolidated balance sheets. Equipment revenue is recognized when the equipment is delivered to the customer. The Company’s ability to sell wireless equipment is independent of the Company’s ability to offer wireless services to its customers; therefore, the Company considers equipment sales a separate earnings process and accounts for it accordingly. Subscriber acquisition costs (primarily commissions and losses on equipment sales) are expensed as incurred.

      As of December 31, 2000, the Company implemented SAB No. 101 “Revenue Recognition.” The impact of implementing SAB 101 was not material to the Company’s revenue or results of operations.

Advertising Costs

      Advertising costs are expensed as incurred and are included as marketing and selling expenses in the accompanying consolidated statements of operations.

Income Taxes

      The Company files a consolidated income tax return. Income taxes are allocated among the various entities included in the consolidated tax return, as agreed, based on the ratio of each entity’s taxable income (loss) to consolidated taxable income (loss). Deferred income taxes reflect the estimated future tax effects of differences between financial statement and tax bases of assets and liabilities at year-end. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Disposal of Long-Lived Assets

      As of January 1, 2001, the Company implemented SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets. The discontinued operations described in (Note 3) are reflected in the financial statements as “(Loss) Income from Discontinued Operations.” Periods prior to December 31, 2001, have been adjusted to reflect this change in accounting standard.

Use of Estimates

      The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment;

ACC ACQUISITION LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES: (Continued)

valuations of intangible assets; valuation allowances for receivables and inventories; assets and obligations related to employee benefits; and obligations related to acquired and sold properties. Actual results could differ from those estimates.

Significant Concentrations

      In connection with providing wireless services to customers of other wireless carriers, the Company has contractual agreements with those carriers, which provide for agreed-upon billing rates between the parties. The percent of Company’s roaming revenue earned from three wireless carriers was 88% during the year ended December 31, 2002, 78% during the year ended December 31, 2001 and 70% for the period from February 15, 2000 through December 31, 2000.

Reclassifications

      Certain reclassifications have been made to the previously presented 2001 and 2000 balances to conform them to the current presentation.

Recently Issued Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to cease the amortization of existing goodwill and intangible assets with indefinite lives effective January 1, 2002. As a result of the adoption of SFAS No. 142, the Company reassessed the useful lives of it intangible assets. A significant portion of its intangible assets is classified as “Wireless license acquisition costs,” which represents the costs associated with acquiring its FCC licenses. These licenses allow the Company to provide wireless services by giving the Company the exclusive right to utilize certain radio frequency spectrum. Although the FCC licenses are issued for only a fixed time, generally ten years, these licenses are renewed by the FCC on a routine basis and for a nominal fee. In addition, the Company has determined that there are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of these FCC licenses. As a result, the Company’s wireless license acquisition costs are treated as indefinite life intangible assets. Therefore, upon implementing SFAS No. 142 in its entirety on January 1, 2002, the Company ceased the amortization of both goodwill and wireless license acquisition costs and now tests for impairment of goodwill and wireless license acquisition costs at least annually and only adjusts the carrying amount of these intangible assets upon an impairment of the goodwill or wireless license acquisition costs. The Company also determines on an annual basis whether facts and circumstances continue to support an indefinite useful life.

      For the year ended December 31, 2001, the Company recorded $58.3 million of amortization expense related to its goodwill and $34.5 million of amortization expense, net of income tax benefit, related to its wireless license acquisition costs. For the period from February 15, 2000 through December 31, 2000, the Company recorded $50.3 million of amortization expense related to its goodwill and $28.7 million of

ACC ACQUISITION LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES: (Continued)

amortization expense, net of income tax benefit, related to its wireless license acquisition costs. Without this amortization, the Company’s operating results would have been:

		For the Period
	For the Year	from February 15,
	Ended	2000 through
	December 31, 2001	December 31, 2000

	($ in thousands)
Net loss	$44,858	$20,236
Net loss applicable to member	$46,997	$20,236

      Through December 31, 2001, the Company’s accounting policy for impairment of long-lived assets was to review the carrying value of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such circumstances were deemed to exist, the carrying value of the asset would be compared to the estimated undiscounted future cash flows generated by the asset. The Company’s definite life assets will continue to be amortized over their estimated useful lives and are subject to the same impairment criteria. As a result of fully implementing SFAS No. 142 on January 1, 2002, the Company is now required to evaluate the carrying value of its indefinite life intangible assets using their fair values, at least annually. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

      Upon implementation of SFAS No. 142 on January 1, 2002, the Company first performed a comparison of the carrying amount of its wireless license acquisition costs to the fair value of those assets. For purposes of this comparison, it is the Company’s policy to aggregate its wireless license acquisition costs. The Company determined the fair value of its wireless license acquisition costs based on their estimated future discounted cash flows. Based on the comparison, the Company determined that the carrying amount of its wireless license acquisition costs exceeded their estimated fair value. As a result, the Company recorded a charge in the first quarter of 2002, net of income tax benefit, of $281.6 million to reflect the write-down of its wireless license acquisition costs to their fair value. The Company then assessed the carrying amount of its goodwill for possible impairment. For goodwill, there is a two-step approach for assessing impairment. The first step requires a comparison of the fair value of the Company to its carrying amount, including goodwill. The Company’s fair value was determined based on estimated future discounted cash flows. It was determined that the estimated fair value of the Company exceeded its carrying amount and thus, its goodwill was not deemed to be impaired. Since the Company’s goodwill was not deemed to be impaired as of January 1, 2002, the second step of the impairment test, which is used to measure the amount of impairment loss was not required to be completed upon implementation of SFAS No. 142. See Note 6 below.

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

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived

ACC ACQUISITION LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Assets and for Long-Lived Assets to Be Disposed Of.” However, it maintains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business,” for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. During the fourth quarter 2001, the Company entered into a definitive agreement to sell Tennessee 4 RSA. With this sale, the Company decided to early adopt this standard during the fourth quarter 2001, effective January 1, 2001, to properly reflect the results of operations, assets and liabilities of Tennessee 4 RSA as discontinued operations. See Note 3 below.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial condition or operations.

      The FASB’s Emerging Issues Task Force issued “EITF 00-21: Accounting for Revenue Arrangements with Multiple Deliverables,” to address certain revenue recognition issues. The guidance provided from EITF 00-21 addresses both the timing and classification in accounting for different earnings processes. The Company does not expect that the adoption of EITF 00-21 will have a material impact on its financial condition or operations.

3. DISCONTINUED OPERATIONS:

      On February 8, 2002, the Company completed the sale of Tennessee 4 RSA for a total purchase price of $202.0 million to Verizon Wireless. Proceeds from this transaction were primarily used to pay down bank debt. The Tennessee 4 RSA covered a total population of approximately 290,800 and had a subscriber base of approximately 24,900. As a result of this sale, the results of operations for Tennessee 4 RSA during the periods presented are included in the Company’s consolidated financial statements as discontinued operations.

      Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaced APB Opinion No. 30 for the disposal of segments of a business, the consolidated financial statements have been reclassified for all periods presented to reflect the Tennessee 4 RSA operations, assets and liabilities as discontinued operations. The assets and liabilities of such operations have been classified as “Assets of

ACC ACQUISITION LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. DISCONTINUED OPERATIONS: (Continued)

discontinued operations” and “Liabilities of discontinued operations,” respectively, on the December 31, 2001 consolidated balance sheets and consist of the following:

December 31,
2001

($ in thousands)
Cash and cash equivalents	$85
Other current assets	4,442
Property, plant and equipment, net	9,647
Goodwill, net	63,044
Wireless license acquisition costs, net	61,303
Other assets	1,333

Total assets of discontinued operations	$139,854

Current liabilities	$1,744
Other liabilities	5,752

Total liabilities of discontinued operations	$7,496

      The net (loss) income from discontinued operations was classified on the consolidated statements of operations as “(Loss) income from discontinued operations.” Summarized results of discontinued operations are as follows:

	For the Period		For the Period
	from January 1,	For the Year	From February 15,
	2002 through	Ended	2000 through
	disposition	December 31, 2001	December 31, 2000

	($ in thousands)
Operating revenue	$2,319	$30,976	$27,494
(Loss) income before income taxes	(1,090)	(251)	3,890
Income tax benefit (expense)	436	(1,188)	(2,548)
(Loss) income from discontinued operations	(654)	(1,439)	1,342

      The long-term debt of the Company is at the consolidated level, and is not reflected by each individual market. Thus, the Company has allocated a portion of interest expense to the discontinued operations based on Tennessee 4 RSA’s pro rata population coverage, to properly reflect the interest that was incurred to finance the Tennessee 4 RSA operations. The interest expense allocated to this market was $1.0 million for the period from January 1, 2002 through disposition (February 8, 2002), $9.6 million for the year ended December 31, 2001 and $7.7 million for the period from February 15, 2000 through December 31, 2000.

      The Company completed the sale of Tennessee 4 RSA on February 8, 2002, and recorded operating losses totaling $0.7 million incurred through February 8, 2002, and the related gain on the sale totaling $13.5 million, net of tax expense.

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

ACC ACQUISITION LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. PROPERTY, PLANT AND EQUIPMENT: (Continued)

The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense totaling $57.0 million was recorded for the year ended December 31, 2002, $57.3 million was recorded for the year ended December 31, 2001 and $41.0 million was recorded for the period from February 15, 2000 through December 31, 2000.

      Listed below are the major classes of property, plant and equipment, their estimated useful lives, in years, and their balances as of December 31, 2002 and 2001:

	Useful Life	2002	2001

		($ in thousands)
Wireless systems and equipment	3-10	$299,259	$265,077
Buildings and improvements	5-40	20,467	17,635
Vehicles, aircraft and other work equipment	3-10	1,624	1,479
Furniture and office equipment	5-10	16,121	13,747
Plant under construction		8,490	1,979
Land		1,046	1,046

Property, plant and equipment		347,007	300,963
Accumulated depreciation		(161,072)	(97,795)

Property, plant and equipment, net		$185,935	$203,168

5. LONG-TERM DEBT:

      The Company’s long-term debt as of December 31, 2002 and 2001, consisted of the following:

	2002	2001

	($ in thousands)
Credit facility	$894,273	$1,113,604
Senior Subordinated Notes, net of discount	694,236	693,513

Total debt	1,588,509	1,807,117
Less-current maturities	1,588,509	46,909

Total long-term debt	$—	$1,760,208

Credit Facility

      On February 25, 2000, the Company obtained a $1.75 billion credit facility to retire existing debt and complete the acquisition of American. This credit facility included a $300.0 million revolving credit facility and $1.45 billion of term loans. On March 2, 2001, the Company and its lenders agreed to an amendment to the credit facility. This amendment became effective on March 14, 2001, when the Company permanently repaid $200.0 million of the term loans. The Company used proceeds from the issuance of American’s $450.0 million senior subordinated notes due 2009, to reduce the credit facility to $1.55 billion. On May 31, 2001, the Company and its lenders agreed to a second amendment to the credit facility. This amendment became effective on June 4, 2001, when the Company permanently repaid $201.3 million of the term notes under the credit facility with proceeds from the additional issuance of American’s $250.0 million senior subordinated notes due 2009, which reduced the credit facility to $1.34 billion. On September 27, 2001, the Company and its lenders agreed to a third amendment of the credit facility, which modified certain financial covenants (as described below). In addition to the Company’s financial covenants, the Company is required to make prepayments of proceeds received from significant asset sales, new borrowings and a portion of excess

ACC ACQUISITION LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LONG-TERM DEBT: (Continued)

cash flow. Therefore, when the Company completed the sale of Tennessee 4 RSA to Verizon Wireless for a total purchase price of $202.0 million during February 2002, the Company permanently prepaid approximately $190.0 million of its credit facility. The maximum availability of the credit facility is limited by restrictions, such as certain financial ratios. As of December 31, 2002, the Company had outstanding borrowings under the credit facility of $894.3 million, with no additional amounts available for future borrowings.

      The Company’s credit facility imposes a number of restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, create liens and pay dividends. In addition, the Company is required to maintain certain financial ratios, including, but not limited to:

•	a ratio of senior indebtedness to operating cash flow of 5.75 to 1 at December 31, 2002 and decreasing over time to 2.50 to 1;

•	a ratio of total indebtedness to operating cash flow of 7.75 to 1 at December 31, 2002 and decreasing over time to 4.00 to 1;

•	a ratio of operating cash flow to debt service requirements 1.35 to 1 at December 31, 2002 and decreasing over time to 1.20 to 1;

•	a ratio of operating cash flow to interest expense requirement of 1.80 to 1 at December 31, 2002 and increasing over time to 2.50 to 1; and

•	a ratio of operating cash flow minus capital expenditures to the sum of debt service requirements and cash distributions of 1.00 to 1 at December 31, 2002 and continuing over time at 1.00 to 1.

      Through September 2002, interest on the revolving credit facility and the term loans was variable and was based on a prime rate or a LIBOR formula. As a result of the Company’s non-compliance with a financial covenant contained in the credit facility, beginning in October 2002, all borrowings under the credit facility are only available based on prime rate. The weighted average interest rate for the year ended December 31, 2002 was 5.0%, and interest rates have ranged in total between 4.4% and 10.0% since inception. This credit facility is collateralized by substantially all of the assets of the Company.

      The Company’s credit facility includes a financial covenant requiring the Company to not exceed a total debt leverage ratio ranging from 9.25 to 1.00 in the first quarter of 2002 to 7.75 to 1.00 in the fourth quarter of 2002. At June 30, 2002 and continuing through December 31, 2002, the Company failed to comply with this covenant. The lenders presently have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility. Acceleration under the credit facility would allow the holders of the Senior Subordinated Notes to declare the principal and interest of the Senior Subordinated Notes immediately due and payable. The Company would then be required to either refinance the debt or repay the amounts due. To date, no such acceleration has occurred and the Company continues to hold discussions with its bank lenders and with representatives of certain of the Company’s bondholders concerning a potential reorganization. There is no assurance that the Company would be successful in reorganizing or be able to meet its obligation under the accelerated repayment terms. Therefore, on June 30, 2002 and continuing through December 31, 2002, the Company has classified all of its long-term debt as current. Unless such non-compliance is resolved, there continues to be substantial doubt about the Company’s ability to continue as a going concern, as expressed in the independent auditors report on the Company’s 2002 and 2001 financial statements. Also as a result of the Company’s non-compliance, beginning in October 2002, all borrowings under its credit facility are only available based on prime rate, which has increased the Company’s borrowing rate.

ACC ACQUISITION LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LONG-TERM DEBT: (Continued)

Senior Subordinated Notes

      On March 14, 2001, American completed the sale of $450.0 million senior subordinated notes due 2009. These notes were sold at a discount of $3.3 million. These notes bear interest at an annual rate of 9.5%. The discount is being amortized into interest expense over the life of the notes. On June 4, 2001, American completed the sale of $250.0 million of senior subordinated notes due 2009. These notes were sold at a discount of $3.6 million and also bear interest at an annual rate of 9.5%. The discount is being amortized into interest expense over the life of the notes.

      Restricted cash and investments totaling $34.1 million as of December 31, 2002, consist of the remaining balance of interest pledge deposits for the senior subordinated notes. The interest pledge deposits include the initial deposit of $85.2 million for the $450.0 million senior subordinated notes, net of interest earned and interest payments issued to bondholders and the additional deposit of $48.0 million for the $250.0 million senior subordinated notes, net of interest earned and interest payments issued to bondholders.

      The Company anticipates that its cash flow from operations, along with cash on hand, will be sufficient to meet its capital requirements through October 2003, at which time the Company will be required to make additional cash interest payments on American’s senior subordinated notes. If the cash interest payments on the senior subordinated notes are not made, the senior subordinated noteholders could declare the principal and interest of the notes immediately due and payable.

Scheduled Future Payments

      Scheduled future payments of long-term debt for years subsequent to December 31, 2002, are as follows:

($ in thousands)
2003	$56,760
2004	75,669
2005	94,579
2006	172,635
2007	322,541
2008 and thereafter	866,325

$1,588,509

Interest Rate Hedges

      Through September 2002, the Company paid interest on its bank credit facility at a variable factor, based on LIBOR or prime rate. As a result of the Company’s non-compliance, beginning October 2002, all borrowings under its credit facility are only available based on prime rate. The Company will from time-to-time enter into derivative contracts to reduce exposure against rising interest rates.

      During 2000, the Company entered into a $1.03 billion derivative contract on its credit facility, in order to hedge its interest rate exposure, whereby the interest rate on the facility was effectively fixed at a rate of 7.3%. This derivative contract expired in June 2001 and was replaced with another derivative contract that expired June 4, 2002, which set the interest rate on $1.03 billion of debt at a rate of 6.7%. As of December 31, 2002 the Company does not have any derivative contracts related to its credit facility.

      On January 1, 2001, the Company implemented SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity”. With this implementation, the Company began recording a liability and a transition adjustment, net of income tax benefit, to other comprehensive loss during 2001 in connection with these

ACC ACQUISITION LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LONG-TERM DEBT: (Continued)

derivative contracts. The Company’s accumulated other comprehensive loss, net of income tax benefit, was $14.2 million as of December 31, 2001. As a result of the expiration of the Company’s interest rate swap agreement on June 4, 2002 there is no balance at December 31, 2002.

      In accordance with SFAS No. 133, the Company periodically assesses the effectiveness of its hedge transactions. During February 2002, the Company used a portion of the proceeds from the sale of the Tennessee 4 RSA to pay down bank debt. As a result, the Company determined that one of its hedge transactions totaling $125.0 million was ineffective, thus, reducing the total derivative contracts to $900.0 million. The Company recorded a loss of $1.1 million representing the fair value of this transaction for the year ended December 31, 2002, which is reflected in other income in the accompanying statement of operations.

6. GOODWILL IMPAIRMENT:

      Based on factors and circumstances impacting the Company and the business climate in which it operates, as of June 30, 2002, the Company determined that it was necessary to re-evaluate the carrying value of its goodwill and indefinite life intangible assets in accordance with SFAS No. 142. The legal factors included the non-compliance with the Company’s total leverage ratio covenant in its senior credit facility, which gave the Company’s lenders the right to accelerate the repayment of the entire amount outstanding under the credit facility. In addition, the Company’s business climate was impacted due to the fact that the rural wireless industry had continued to experience a significant deterioration in public equity valuations during the second quarter of 2002. As a result of the re-evaluation of the Company’s wireless license acquisition costs and goodwill, the Company concluded that the fair value of its wireless license acquisition costs, as determined upon implementation of SFAS No. 142, had not changed and deemed that there was no further impairment of these assets. In performing the impairment test on its goodwill, the Company concluded that the overall assumptions used in first quarter 2002 were still valid with the exception of the risk-based discount factor and enterprise valuations. With the revised assumptions at June 30, 2002, the Company determined that its carrying value of its goodwill exceeded its fair value. In accordance with SFAS No. 142, the Company proceeded with determining the implied fair value of its goodwill and based on a comparison of the implied fair value of its goodwill to its carrying amount, the Company recorded an impairment loss totaling $377.0 million.

      In addition, during fourth quarter 2002, the Company continued to have factors impacting its business for which a re-evaluation was necessary. The Company continued to be in non-compliance with its total leverage ratio covenant on its senior credit facility, which gives its lender’s the right to accelerate the repayment of the entire amount outstanding under its senior credit facility. Because of this non-compliance, the Company has had and will continue to have discussion with its lenders regarding its senior credit facility. Based on these discussions and other factors, including an increase in a risk-based discount factor, the Company determined its goodwill was further impaired based on enterprise valuations as of the fourth quarter 2002. Therefore, the Company recorded an additional impairment loss of $423.9 million at December 31, 2002, bringing its total impairment loss on goodwill to $800.9 million for the year ended December 31, 2002.

7. LEASES, COMMITMENTS AND CONTINGENCIES:

Leases

      The Company has numerous operating leases; these leases are primarily for their retail stores, cell site towers and their locations, and vehicles. Future minimum lease payments required under these operating

ACC ACQUISITION LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LEASES, COMMITMENTS AND CONTINGENCIES: (Continued)

leases having an initial or remaining noncancellable lease term in excess of one year at December 31, 2002, are as follows:

($ in thousands)

2003	$12,752
2004	11,012
2005	9,081
2006	6,794
2007	3,991
2008 and thereafter	8,756

      Lease expense under the above leases was $14.2 million for the year ended December 31, 2002, $11.0 million for the year ended December 31, 2001 and $6.8 million for the period from February 15, 2000 through December 31, 2000.

Commitments

      The Company is a party to an equipment supply agreement with Nortel Networks Inc., in which the Company agreed to purchase approximately $49.5 million of cell site and switching equipment between November 16, 2001 and July 15, 2005. Of the commitment, approximately $19.5 million remained at December 31, 2002. If the Company fails to fully meet this commitment by July 15, 2005, it could be forced to pay a penalty of up to 20% of the unfulfilled commitment. The Company expects to fulfill its purchase commitment under this agreement prior to its completion date.

Contingencies

      The Company is party to various other legal actions arising in the normal course of business. None of the actions are believed by management to involve amounts that would be material to the Company’s consolidated financial position, results of operation, or liquidity.

8. MANDATORILY REDEEMABLE PREFERRED STOCK:

      On June 29, 2001, American received $35.0 million from one of the Company’s principal owners, Dobson Communications, from its purchase of 35,000 shares of its Series A preferred stock. The Company has 350,000 authorized shares of its Series A preferred stock, which has a par value of $0.01 per share and is mandatorily redeemable on June 29, 2011 for $1,000 per share, plus accrued and unpaid dividends. Each share of Series A preferred stock is entitled to 12% cumulative annual dividends on the liquidation preference of $1,000 per share. Dividends will accrue but will not be paid until declared by the Company’s Board of Directors or when redeemed on June 29, 2011, whichever occurs first. At December 31, 2002, the Company had $6.8 million in accrued dividends relating to its Series A preferred stock. Shareholders of the Series A preferred stock have no voting rights.

9. MEMBERS’ (DEFICIT) EQUITY:

      On January 18, 2001, the Company received a $32.8 million capital contribution of which 50% was from AT&T Wireless and 50% was from Dobson Communication. This contribution consisted of cash, PCS licenses relating to areas in northeast Oklahoma and southeast Kansas, and certain other assets.

ACC ACQUISITION LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. EMPLOYEE BENEFIT PLANS:

      All employees are employed by one of the Company’s principal owners, Dobson Communications. Dobson Communications maintains a 401(k) plan (the “Plan”) in which substantially all employees of Dobson Communications are eligible to participate. The Plan requires Dobson Communications to match 100% of employees’ contributions up to 4% of their salary. Contributions to the Plan charged to the Company’s operations were $0.3 million for the year ended December 31, 2002, $0.6 million for the year ended December 31, 2001 and $0.3 million for the period from February 15, 2000, through December 31, 2000, and were recorded as general and administrative expenses in the accompanying statements of operations.

11. TAXES:

      The benefit for income taxes for the years ended December 31, 2002 and 2001 and for the period from February 15, 2000 through December 31, 2000, were as follows:

	Year Ended	Year Ended	February 15, 2000
	December 31,	December 31,	Through
	2002	2001	December 31, 2000

	($ in thousands)
Federal income taxes —
Deferred	$(12,226)	$(44,370)	$(28,256)
State income taxes (current and deferred)	(2,157)	(7,830)	(4,986)

Total income tax benefit	$(14,383)	$(52,200)	$(33,242)

      The benefit for income taxes for the year ended December 31, 2002 and for the period from February 15, 2000 through December 31, 2000, differs from amounts computed at the statutory rate as follows:

	Year Ended	Year Ended	February 15, 2000
	December 31,	December 31,	Through
	2002	2001	December 31, 2000

	($ in thousands)
Income taxes at statutory rate (34%)	$(281,506)	$(64,064)	$(45,501)
State income taxes, net of Federal income tax effect	(49,677)	(11,305)	(8,030)
Goodwill impairment or amortization, for which no benefit is recognized	316,737	23,326	20,111
Other, net	63	(157)	178

Total	$(14,383)	$(52,200)	$(33,242)

ACC ACQUISITION LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. TAXES: (Continued)

      The tax effects of the temporary differences, which gave rise to deferred tax assets and liabilities at December 31, 2002 and 2000, were as follows:

	December 31, 2002	December 31, 2001

	($ in thousands)
Current deferred income taxes:
Allowance for doubtful accounts receivable	$391	$682
Accrued liabilities	1,760	5,819

Net current deferred income tax asset	2,151	6,501

Noncurrent deferred income taxes:
Property, plant and equipment, net	(29,560)	(29,270)
Intangible assets	(141,673)	(320,473)
Interest rate hedges	—	9,479
Tax credits and carryforwards	127,542	153,882

Net noncurrent deferred income tax liability	(43,691)	(186,382)

Total net deferred income tax liability	$(41,540)	$(179,881)

      At December 31, 2002, the Company had NOL carryforwards of approximately $318.9 million, which may be utilized to reduce future Federal income taxes payable. These NOL carryforwards begin to expire in 2009.

      The Company periodically reviews the need for a valuation allowance against deferred tax assets and recognizes these assets to the extent that realization is more likely than not. Based on a review of earnings, history and trends, forecasted earnings and expiration of carryforwards, the Company has not provided a valuation allowance for the NOL carryforwards because management believes that it is more likely than not that all of the deferred tax assets of the Company will be realized prior to their expiration.

12. RELATED PARTY TRANSACTIONS:

      The Company had receivables totaling of $1.3 million at December 31, 2002, due from related parties and payables totaling $17.7 million at December 31, 2001, due to related parties. The amounts primarily represent expenditures and expense allocations made by Dobson Communications on behalf of the Company.

      Dobson Communications provides certain services to the Company in accordance with a management agreement. The services provided to the Company by Dobson Communications include executive management, all administrative functions such as accounting, human resources, legal, and information services, as well as, certain call center/ customer service functions. Dobson Communications has integrated the operations of the Company with its own operations such that Dobson Communications and the Company share common management and administrative/back-office functions. Costs incurred from these services by Dobson Communications are shared-costs of the Company and Dobson Communications. These shared costs are allocated between the Company and Dobson Communications primarily based on each Company’s pro rata population coverage and subscribers. Shared costs allocated to the Company from Dobson Communications were $17.1 million for the year ended December 31, 2002, $10.6 million for the year ended December 31, 2001 and $4.1 million for the period from February 15, 2000 through December 31, 2000. In addition, the Company reimbursed Dobson Communications for other expenses incurred by them on the Company’s behalf, which represents actual compensation costs related to those Dobson Communications employees that perform job functions that are exclusively attributable to the Company’s operations, totaling $42.9 million for the year

ACC ACQUISITION LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. RELATED PARTY TRANSACTIONS: (Continued)

ended December 31, 2002, $40.4 million for the year ended December 31, 2001 and $27.8 million for the period from February 15, 2000 through December 31, 2000.

      The Company received $66.3 million during 2002, $55.5 million during 2001 and $46.6 million during 2000 in roaming fees from one of its principal owners, AT&T Wireless. In return, the Company paid AT&T Wireless $24.2 million during 2002, $20.0 million during 2001 and $8.5 million during 2000 for roaming fees.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

      Indicated below are the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31:

	2002		2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	($ in thousands)
Restricted cash and investments	$42,329	$42,329	$97,863	$97,863
Credit facility	894,273	894,273	1,113,604	1,113,604
Senior Subordinated notes	694,236	131,905	693,513	676,175
Interest rate hedge liability	—	—	23,699	23,699

14. SUBSEQUENT EVENTS:

      Subsequent to December 31, 2002, the Company received $4.1 million of an escrow reserve that was being held to cover any future contingencies related to the Company’s sale of Tennessee 4 RSA to Verizon Wireless during February 2002. These funds were used to pay down the American Cellular credit facility.

Supplementary Data

Selected Quarterly Financial Data (unaudited)

Dobson Communications Corporation

		Quarter Ended

		March 31,	June 30,	September 30,	December 31,

		($ in thousands except per share data)
Operating revenue	2002	$143,125	$159,881	$169,106	$159,435
	2001	$131,161	$153,278	$164,844	$150,122
Operating income (loss)	2002	$32,655	$44,609	$52,330	$48,316
	2001	$(433)	$16,525	$23,226	$11,426
Net (loss) income	2002	$(80,423)	$(108,243)	$13,880	$8,324
	2001	$(44,069)	$(31,893)	$(22,949)	$(29,383)
Net (loss) income applicable to common stockholders	2002	$(103,424)	$(132,103)	$19,359	$25,578
	2001	$(63,559)	$(53,408)	$(45,376)	$(52,276)
Net (loss) income per average common share	2002	$(1.13)	$(1.45)	$0.21	$0.28
	2001	$(0.68)	$(0.57)	$(0.48)	$(0.56)

ACC Acquisition LLC

		Quarter Ended

		March 31,	June 30,	September 30,	December 31,

		($ in thousands)
Operating revenue	2002	$99,883	$115,810	$124,202	$112,935
	2001	$90,290	$106,107	$116,550	$104,297
Operating (loss) income	2002	$18,824	$30,301	$36,379	$28,047
	2001	$(15,310)	$(3,945)	$2,339	$(9,774)
Net (loss) income	2002	$(282,153)	$(381,616)	$4,280	$(422,908)
	2001	$(38,691)	$(32,831)	$(30,275)	$(35,866)
Net (loss) income applicable to members	2002	$(283,267)	$(382,764)	$3,098	$(424,125)
	2001	$(38,691)	$(32,831)	$(31,150)	$(37,129)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Matters

      During 2002, the Company changed its independent accounting firm. Information regarding the Company’s engagement of KPMG LLP is set forth in a Form 8-K filed on June 27, 2002.

PART III

Item 10. Directors and Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

      For the information called for by Items 10 through 13 we refer you to our Proxy Statement for our 2003 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002 and which is incorporated herein by reference.

Item 14. Controls and Procedures

      Within the 90-day period prior to the filing of this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective.

      There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1)     The following financial statements of Dobson Communications Corporation and ACC Acquisition LLC and Subsidiaries are included in Item 8:

Dobson Communications Corporation and Subsidiaries
Independent Auditors’ Report
Report of Independent Public Accountants
Consolidated Balance Sheets as of December 31, 2002 and 2001.
Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000.
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2002, 2001, and 2000.
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000.
Notes to Consolidated Financial Statements
ACC Acquisition LLC and Subsidiaries
Independent Auditors’ Report
Report of Independent Public Accountants
Consolidated Balance Sheets as of December 31, 2002 and 2001.
Consolidated Statements of Operations for the years ended December 31, 2002 and 2001 and for the period from February 15, 2000 to December 31, 2000.
Consolidated Statements of Members’ (Deficit) Equity for the years ended December 31, 2002 and 2001 and for the period from February 15, 2000 to December 31, 2000.
Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001 and for the period from February 15, 2000 to December 31, 2000.
Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules: Report of Independent Public Accountants. Schedule II — Valuation Allowance Accounts

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

NOTE:

      1. THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT.

      2. THE PREDECESSOR AUDITOR HAS NOT REISSUED THIS REPORT.

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

ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,

March 22, 2002

Item 15(a)2	SCHEDULE II

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

SCHEDULE OF VALUATION ALLOWANCE ACCOUNTS YEARS ENDED
DECEMBER 31, 2002, 2001 AND 2000

	Balance at	Charged to
	beginning of	costs and		Balance at
	year	expenses	Deductions	end of year

	($ in thousands)
Allowance for Doubtful Accounts Receivable:
2002	$3,459	$13,905	$16,025	$1,339
2001	2,737	9,790	9,068	3,459
2000	1,667	7,660	6,590	2,737

      Allowance for doubtful accounts are deducted from accounts receivable in the balance sheet.

(a)(3) Exhibits

      The following exhibits are filed as a part of this report:

Exhibit		Method of
Numbers	Description	Filing

2.1	Agreement and Plan of Merger dated October 5, 1999 among ACC Acquisition LLC, ACC Acquisition Co. and American Cellular Corporation.	(6)[2.11]
2.2	Agreement and Plan of Recapitalization among Dobson Communications Corporation, Dobson Operating Company, Dobson CC Limited Partnership, Russell L. Dobson, J.W. Childs Equity Partners II, L.P., AT&T Wireless, Inc. and the other stockholders of Dobson Communications Corporation’s Class A Common Stock and Class D Preferred Stock.	(6)[2.15]
3.1	Registrant’s Amended and Restated Certificate of Incorporation.	(6)[3.1]
3.2	Registrant’s Amended and Restated By-laws.	(11)[3(ii)]
4.1	Amended, Restated, and Consolidated Revolving Credit and Term Loan Agreement dated as of January 18, 2000 among Dobson Operating Co., L.L.C., Banc of America Securities, LLC, Bank of America, N.A., Lehman Commercial Paper Inc. and TD Securities (USA) Inc., and First Union National Bank and PNC Bank, National Association, and the Lenders.	(6)[4.6]
4.1.1	Amendment, Waiver and Consent to the Dobson Operating Co., L.L.C., Credit Agreement dated as of June 19, 2000 among Dobson Operating Co., L.L.C., as Borrower, Bank of America, N.A., as Administrative Agent, Required Lenders and Guarantors	(7)[10.2]
4.1.2	Amendment and Consent dated November 24, 2000 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(12)[4.3.2]
4.1.3	Amendment and Consent dated May 4, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(16)[4.1.3]
4.1.4	Amendment dated August 1, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(16)[4.1.4]
4.1.5	Amendment dated January 23, 2002 to the Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(16)[4.1.5]
4.2	Indenture dated December 23, 1998 between Dobson/ Sygnet Communications Company, as Issuer, and United States Trust Company of New York, as Trustee.	(2)[4.1]
4.3	Form of Common Stock Certificate.	(6)[4.16]
4.4	Indenture dated June 22, 2000 by the Registrant and United States Trust Company of New York, as Trustee	(7)[4]
4.5	Senior Debt Indenture dated as of July 18, 2001, between the Registrant and The Bank of New York, as Trustee	(13)[4.2]
4.6.1	Subordinated Debt Indenture dated as of July 18, 2001 between the Registrant and The Bank of New York, as Trustee	(13)[4.3]
4.6.2	Certificate of Trust for Dobson Financing Trust	(13)[4.4]
4.7	Declaration of Trust for Dobson Financing Trust	(13)[4.5]
4.8	Indenture dated as February 28, 1997 between the Registrant and United States Trust Company of New York, as Trustee	(4)[4.6]
4.9	Credit agreement among the Agents and Lenders named therein and Sygnet Wireless Inc. (f/k/a Dobson/ Sygnet Operating Company) dated December 22, 1998	(3)[4.4]

Exhibit		Method of
Numbers	Description	Filing

4.10	Form of Certificate of Designation of the Powers, Preferences and Relative, Optional and Other Special Rights of the Registrant’s Series AA Preferred Stock	(11)[4.1]
4.11	Form of Certificate of Designation of the Powers, Preferences and Relative, optional and Other Special Rights of the Registrant’s Series A Convertible Preferred Stock	(11)[4.2]
10.1	Registrant’s 2002 Employee Stock Purchase Plan	(18)[10.1]
10.1.1*	Registrant’s 1996 Stock Option Plan, as amended.	(3)[10.1.1]
10.1.2*	2000-1 Amendment to the DCC 1996 Stock Option Plan.	(6)[10.1.3]
10.1.3*	Dobson Communications Corporation 2000 Stock Incentive Plan.	(6)[10.1.4]
10.2	Registrant’s 2002 Stock Incentive Plan	(18)[10.2]
10.3.1*	Letter dated June 3, 1996 from Registrant to Bruce R. Knooihuizen describing employment arrangement.	(4)[10.3.2]
10.3.2*	Letter dated October 15, 1996 from Fleet Equity Partners to Justin L. Jaschke regarding director compensation.	(4)[10.3.3]
10.3.3*	Letter dated October 28, 1997 from Registrant to R. Thomas Morgan describing employment arrangement.	(1)[10.3.5]
10.3.4*	Letter dated August 25, 1998 from Registrant to Richard D. Sewell, Jr. describing employment arrangement.	(3)[10.3.6]
10.3.5*	Consulting Agreement dated December 21, 1998 between Registrant and Albert H. Pharis, Jr.	(3)[10.3.7]
10.3.6*	Consulting Agreement dated August 15, 1998 between the Registrant and Russell L. Dobson and Addendum thereto dated October 1, 1998.	(6)[10.3.8]
10.4	General Purchase Agreement dated January 13, 1998 between Lucent Technologies, Inc. and Dobson Cellular Systems, Inc., as amended	(1)[10.4.7]
10.4.1	Amendment No. 1 to General Purchase Agreement between Dobson Cellular Systems and Lucent Technologies, Inc.	(8)[10.4.3]
10.5	Operating Agreement dated January 16, 1998, as amended, between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc.	(6)[10.4.4]
10.5.1	Second Addendum to Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and Dobson Cellular Systems, Inc. and its Affiliates dated May 8, 2002	(17)[10.5.1]
10.6†	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated as of November 16, 2001.	(16)[10.6]
10.6.1†	Amendment No. 1 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated August 5, 2002.	(19)[10.6.1]
10.7	Second Amended and Restated Partnership Agreement of Gila River Cellular General Partnership dated September 30, 1997	(5)[10.8]
10.8	Stockholder and Investor Rights Agreement dated January 31, 2000 among the Registrant and the Shareholders listed therein (without exhibits).	(6)[10.7.2.3]
10.8.1	Amendment No. 1 to Stockholder and Investor rights Agreement among AT&T Wireless Services, Inc., the Registrant, and certain other parties	(11)[10.4]
10.9†	License Agreement dated October 8, 2001 between Dobson Communications Corporations and H.O. Systems, Inc.	(16)[10.9]

Exhibit		Method of
Numbers	Description	Filing

10.10*	Form of Dobson Communications Corporation Director Indemnification Agreement.	(6)[10.9]
10.11	Agreement and Plan of Reorganization and Corporation Separation between Dobson Communications Corporation and Logix Communications Enterprises dated January 24, 2000	(6)[10.10]
10.12	Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC between AT&T Wireless JV Co. and Dobson JV Company dated as of February 25, 2000.	(9)[10.1]
10.13	Amended and Restated Supplemental Agreement among AT&T Wireless, Dobson Communications Corporation, Dobson CC Limited Partnership, and other signatories thereto, dated February 25, 2000.	(9)[10.1.1]
10.14	Amended and Restated Management Agreement between Dobson Cellular Systems, Inc. and ACC Acquisition LLC dated as of February 25, 2000.	(9)[10.2]
10.15	Amended and Restated Operating Agreement dated February 25, 2000 by and between AT&T Wireless Services, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(9)[10.3]
10.15.1	Addendum to Amended and Restated Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and ACC Acquisition LLC and its Affiliates dated May 8, 2002	(17)[10.16.1]
10.16	Amended and Restated Operating Agreement dated February 25, 2000 by and between Dobson Cellular Systems, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(9)[10.4]
10.17.1	Stock Purchase Agreement Between AT&T Wireless Services, Inc. and Dobson Communications Corporation dated as of November 6, 2000.	(10)[10.14]
10.17.2	Amendment No. 1 to Stock Purchase Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(11)[10.1]
10.18	Exchange Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(11)[10.2]
10.19	PCS Transfer Rights Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(11)[10.3]
10.20	Asset Purchase Agreement dated October 29, 2001 by and between Dobson Cellular Systems, Inc., and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(14)[10.22]
10.21	Asset Purchase Agreement dated December 6, 2001 by and between Dobson Cellular System, Inc, and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(15)[10.1]
10.22†	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002 between Cingular Wireless, LLC, and its affiliates, and Dobson Cellular Systems, Inc., and its affiliates.	(16)[10.23]
10.23	Master Services Agreement between Dobson Cellular Systems, Inc. and Convergys Information Management Group Inc. dated December 1, 2002.	(20)[10.24]
21	Subsidiaries	(21)
23.1	Consent of KPMG LLP	(21)

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-71633), as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 15, 1997 and amended on November 6, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-90759), as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 6, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrants’ Registration Statement on Form S-4/A (Registration No. 333-41512), as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 9, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to the Registrant’s current report on Form 8-K/A on February 22, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-64916), as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 20, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to the Registrant’s current report on Form 8-K on May 16, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to the Registrant’s current report on Form 8-K on June 14, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(19)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(20)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(21)	Filed herewith.

(b) Reports on Form 8-K

      The registrant filed a Current Report on Form 8-K on November 14, 2002, which reported the Registrant’s submission to the Securities and Exchange Commission a certification by its Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Registrant’s report on Form 10-Q for its fiscal quarter ended September 30, 2002, under “Item 9. REGULATION FD DISCLOSURE”.

      The registrant filed a Current Report on Form 8-K on December 12, 2002, which reported the Registrant’s wholly owned subsidiary Dobson Cellular Systems, Inc, (“Dobson Cellular”) entered into an agreement with Convergys Information Management Group Inc. (“Convergys”) pursuant to which Convergys would provide Dobson Cellular with integrated billing and customer care services (the “Master Services Agreement”), under “Item 5. Other Events”.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March 2003.

DOBSON COMMUNICATIONS CORPORATION

By	/s/ EVERETT R. DOBSON

Everett R. Dobson
Chairman of the Board and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities on March 31, 2003.

Signatures	Title

/s/ EVERETT R. DOBSON Everett R. Dobson	Chairman of the Board and Chief Executive Officer (principal executive officer)
/s/ BRUCE R. KNOOIHUIZEN Bruce R. Knooihuizen	Executive Vice President and Chief Financial Officer (principal financial officer)
/s/ TRENT LEFORCE Trent LeForce	Corporate Controller (principal accounting officer)
/s/ STEPHEN T. DOBSON Stephen T. Dobson	Secretary, Director
/s/ RUSSELL L. DOBSON Russell L. Dobson	Director
/s/ FRED J. HALL Fred J. Hall	Director
/s/ JUSTIN L. JASCHKE Justin L. Jaschke	Director
/s/ ALBERT H. PHARIS, JR. Albert H. Pharis, Jr.	Director

CERTIFICATIONS FOR FORM 10-K

I, Everett R. Dobson, Chairman of the Board and Chief Executive Officer, certify that:

      1. I have reviewed this annual report on Form 10-K of Dobson Communications Corporation (the “registrant”);

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DOBSON COMMUNICATIONS CORPORATION

By:	/s/ EVERETT R. DOBSON

Everett R. Dobson
Chairman of the Board and
Chief Executive Officer

March 31, 2003

CERTIFICATIONS FOR FORM 10-K

I, Bruce R. Knooihuizen, Vice President and Chief Financial Officer, certify that:

      1. I have reviewed this annual report on Form 10-K of Dobson Communications Corporation (the “registrant”);

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DOBSON COMMUNICATIONS CORPORATION

By:	/s/ BRUCE R. KNOOIHUIZEN

Bruce R. Knooihuizen
Vice President and Chief Financial Officer

March 31, 2003

INDEX TO EXHIBITS

Exhibit		Method of
Numbers	Description	Filing

2.1	Agreement and Plan of Merger dated October 5, 1999 among ACC Acquisition LLC, ACC Acquisition Co. and American Cellular Corporation.	(6)[2.11]
2.2	Agreement and Plan of Recapitalization among Dobson Communications Corporation, Dobson Operating Company, Dobson CC Limited Partnership, Russell L. Dobson, J.W. Childs Equity Partners II, L.P., AT&T Wireless, Inc. and the other stockholders of Dobson Communications Corporation’s Class A Common Stock and Class D Preferred Stock.	(6)[2.15]
3.1	Registrant’s Amended and Restated Certificate of Incorporation.	(6)[3.1]
3.2	Registrant’s Amended and Restated By-laws.	(11)[3(ii)]
4.1	Amended, Restated, and Consolidated Revolving Credit and Term Loan Agreement dated as of January 18, 2000 among Dobson Operating Co., L.L.C., Banc of America Securities, LLC, Bank of America, N.A., Lehman Commercial Paper Inc. and TD Securities (USA) Inc., and First Union National Bank and PNC Bank, National Association, and the Lenders.	(6)[4.6]
4.1.1	Amendment, Waiver and Consent to the Dobson Operating Co., L.L.C., Credit Agreement dated as of June 19, 2000 among Dobson Operating Co., L.L.C., as Borrower, Bank of America, N.A., as Administrative Agent, Required Lenders and Guarantors	(7)[10.2]
4.1.2	Amendment and Consent dated November 24, 2000 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(12)[4.3.2]
4.1.3	Amendment and Consent dated May 4, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(16)[4.1.3]
4.1.4	Amendment dated August 1, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(16)[4.1.4]
4.1.5	Amendment dated January 23, 2002 to the Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(16)[4.1.5]
4.2	Indenture dated December 23, 1998 between Dobson/ Sygnet Communications Company, as Issuer, and United States Trust Company of New York, as Trustee.	(2)[4.1]
4.3	Form of Common Stock Certificate.	(6)[4.16]
4.4	Indenture dated June 22, 2000 by the Registrant and United States Trust Company of New York, as Trustee	(7)[4]
4.5	Senior Debt Indenture dated as of July 18, 2001, between the Registrant and The Bank of New York, as Trustee	(13)[4.2]
4.6.1	Subordinated Debt Indenture dated as of July 18, 2001 between the Registrant and The Bank of New York, as Trustee	(13)[4.3]
4.6.2	Certificate of Trust for Dobson Financing Trust	(13)[4.4]
4.7	Declaration of Trust for Dobson Financing Trust	(13)[4.5]
4.8	Indenture dated as February 28, 1997 between the Registrant and United States Trust Company of New York, as Trustee	(4)[4.6]
4.9	Credit agreement among the Agents and Lenders named therein and Sygnet Wireless Inc. (f/k/a Dobson/ Sygnet Operating Company) dated December 22, 1998	(3)[4.4]

Exhibit		Method of
Numbers	Description	Filing

4.10	Form of Certificate of Designation of the Powers, Preferences and Relative, Optional and Other Special Rights of the Registrant’s Series AA Preferred Stock	(11)[4.1]
4.11	Form of Certificate of Designation of the Powers, Preferences and Relative, optional and Other Special Rights of the Registrant’s Series A Convertible Preferred Stock	(11)[4.2]
10.1	Registrant’s 2002 Employee Stock Purchase Plan	(18)[10.1]
10.1.1*	Registrant’s 1996 Stock Option Plan, as amended.	(3)[10.1.1]
10.1.2*	2000-1 Amendment to the DCC 1996 Stock Option Plan.	(6)[10.1.3]
10.1.3*	Dobson Communications Corporation 2000 Stock Incentive Plan.	(6)[10.1.4]
10.2	Registrant’s 2002 Stock Incentive Plan	(18)[10.2]
10.3.1*	Letter dated June 3, 1996 from Registrant to Bruce R. Knooihuizen describing employment arrangement.	(4)[10.3.2]
10.3.2*	Letter dated October 15, 1996 from Fleet Equity Partners to Justin L. Jaschke regarding director compensation.	(4)[10.3.3]
10.3.3*	Letter dated October 28, 1997 from Registrant to R. Thomas Morgan describing employment arrangement.	(1)[10.3.5]
10.3.4*	Letter dated August 25, 1998 from Registrant to Richard D. Sewell, Jr. describing employment arrangement.	(3)[10.3.6]
10.3.5*	Consulting Agreement dated December 21, 1998 between Registrant and Albert H. Pharis, Jr.	(3)[10.3.7]
10.3.6*	Consulting Agreement dated August 15, 1998 between the Registrant and Russell L. Dobson and Addendum thereto dated October 1, 1998.	(6)[10.3.8]
10.4	General Purchase Agreement dated January 13, 1998 between Lucent Technologies, Inc. and Dobson Cellular Systems, Inc., as amended	(1)[10.4.7]
10.4.1	Amendment No. 1 to General Purchase Agreement between Dobson Cellular Systems and Lucent Technologies, Inc.	(8)[10.4.3]
10.5	Operating Agreement dated January 16, 1998, as amended, between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc.	(6)[10.4.4]
10.5.1	Second Addendum to Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and Dobson Cellular Systems, Inc. and its Affiliates dated May 8, 2002	(17)[10.5.1]
10.6†	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated as of November 16, 2001.	(16)[10.6]
10.6.1†	Amendment No. 1 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated August 5, 2002.	(19)[10.6.1]
10.7	Second Amended and Restated Partnership Agreement of Gila River Cellular General Partnership dated September 30, 1997	(5)[10.8]
10.8	Stockholder and Investor Rights Agreement dated January 31, 2000 among the Registrant and the Shareholders listed therein (without exhibits).	(6)[10.7.2.3]
10.8.1	Amendment No. 1 to Stockholder and Investor rights Agreement among AT&T Wireless Services, Inc., the Registrant, and certain other parties	(11)[10.4]
10.9†	License Agreement dated October 8, 2001 between Dobson Communications Corporations and H.O. Systems, Inc.	(16)[10.9]
10.10*	Form of Dobson Communications Corporation Director Indemnification Agreement.	(6)[10.9]

Exhibit		Method of
Numbers	Description	Filing

10.11	Agreement and Plan of Reorganization and Corporation Separation between Dobson Communications Corporation and Logix Communications Enterprises dated January 24, 2000	(6)[10.10]
10.12	Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC between AT&T Wireless JV Co. and Dobson JV Company dated as of February 25, 2000.	(9)[10.1]
10.13	Amended and Restated Supplemental Agreement among AT&T Wireless, Dobson Communications Corporation, Dobson CC Limited Partnership, and other signatories thereto, dated February 25, 2000.	(9)[10.1.1]
10.14	Amended and Restated Management Agreement between Dobson Cellular Systems, Inc. and ACC Acquisition LLC dated as of February 25, 2000.	(9)[10.2]
10.15	Amended and Restated Operating Agreement dated February 25, 2000 by and between AT&T Wireless Services, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(9)[10.3]
10.15.1	Addendum to Amended and Restated Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and ACC Acquisition LLC and its Affiliates dated May 8, 2002	(17)[10.16.1]
10.16	Amended and Restated Operating Agreement dated February 25, 2000 by and between Dobson Cellular Systems, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(9)[10.4]
10.17.1	Stock Purchase Agreement Between AT&T Wireless Services, Inc. and Dobson Communications Corporation dated as of November 6, 2000.	(10)[10.14]
10.17.2	Amendment No. 1 to Stock Purchase Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(11)[10.1]
10.18	Exchange Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(11)[10.2]
10.19	PCS Transfer Rights Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(11)[10.3]
10.20	Asset Purchase Agreement dated October 29, 2001 by and between Dobson Cellular Systems, Inc., and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(14)[10.22]
10.21	Asset Purchase Agreement dated December 6, 2001 by and between Dobson Cellular System, Inc., and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(15)[10.1]
10.22†	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002 between Cingular Wireless, LLC, and its affiliates, and Dobson Cellular Systems, Inc., and its affiliates.	(16)[10.23]
10.23	Master Services Agreement between Dobson Cellular Systems, Inc. and Convergys Information Management Group Inc. dated December 1, 2002.	(20)[10.24]
21	Subsidiaries	(21)
23.1	Consent of KPMG LLP	(21)

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-71633), as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 15, 1997 and amended on November 6, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-90759), as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 6, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrants’ Registration Statement on Form S-4/A (Registration No. 333-41512), as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 9, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to the Registrant’s current report on Form 8-K/A on February 22, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-64916), as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 20, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to the Registrant’s current report on Form 8-K on May 16, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to the Registrant’s current report on Form 8-K on June 14, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(19)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(20)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(21)	Filed herewith.