Form 10-Q
period 2003-03-31
DOBSON COMMUNICATIONS CORP
filed 2003-05-15
CIK 1035985

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      As of May 9, 2003, there were 35,427,391 shares of registrant’s $.001 par value Class A Common Stock outstanding and 54,737,360 shares of the registrant’s $.001 par value Class B Common Stock outstanding.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

Item
Number		Page

PART I. FINANCIAL INFORMATION
1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	2
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2002	3
	Condensed Consolidated Statement of Stockholders’ Deficit for the Three Months Ended March 31, 2003	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002	5
	Notes to Condensed Consolidated Financial Statements	6
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
3	Quantitative and Qualitative Disclosure about Market Risk	27
4	Controls and Procedures	27
PART II. OTHER INFORMATION
1	Legal Proceedings	28
2	Changes in Securities and Use of Proceeds	28
3	Defaults Upon Senior Securities	28
4	Submission of Matters to a Vote of Security Holders	28
5	Other Information	28
6	Exhibits and Reports on Form 8-K	28

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$264,070,755	$294,202,659
Restricted cash and investments	7,125,265	7,098,254
Accounts receivable	54,232,876	58,632,227
Inventory	4,510,157	6,193,855
Prepaid expenses and other	4,345,284	4,064,660
Deferred income taxes	1,980,000	1,980,000

Total current assets	336,264,337	372,171,655

PROPERTY, PLANT AND EQUIPMENT, net	270,819,945	271,702,926

OTHER ASSETS:
Receivables — affiliate	1,219,756	784,284
Restricted assets	3,700,000	7,098,253
Wireless license acquisition costs	1,035,535,776	1,035,547,289
Deferred financing costs, net	47,648,558	49,950,466
Other intangibles, net	15,504,153	18,796,563
Deposits	2,055,569	1,842,432
Other non-current assets	23,767,579	25,321,640
Assets of discontinued operations	175,220,502	178,056,420

Total other assets	1,304,651,893	1,317,397,347

Total assets	$1,911,736,175	$1,961,271,928

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$43,158,364	$52,105,963
Accrued expenses	8,961,828	19,714,006
Accrued interest	29,716,784	24,515,509
Deferred revenue and customer deposits	12,840,441	12,837,967
Current portion of long-term debt	56,116,843	50,704,238
Accrued dividends payable	38,721,831	37,251,136
Current portion of obligations under capital leases	1,108,642	1,324,267

Total current liabilities	190,624,733	198,453,086

OTHER LIABILITIES:
Long-term debt, net of current portion	1,199,116,539	1,222,435,718
Deferred tax liabilities	56,720,893	51,801,039
Minority interest	7,768,604	7,891,901
Other non-current liabilities	1,007,459	2,610,029
Liabilities of discontinued operations	63,636,992	62,808,416
Commitments (Note 8)
Senior exchangeable preferred stock, net	518,664,177	558,343,563
Series AA Preferred Stock	200,000,000	200,000,000

STOCKHOLDERS’ DEFICIT:
Class A Common Stock, $.001 par value, 175,000,000 shares authorized and 40,126,441 and 39,700,968 issued at March 31, 2003 and December 31, 2002, respectively	40,126	39,701
Class B Common Stock, $.001 par value, 70,000,000 shares authorized and 54,727,360 and 54,977,481 shares issued March 31, 2003 and December 31, 2002, respectively	54,728	54,978
Class C Common Stock, $.001 par value, 4,226 shares authorized and zero shares issued at March 31, 2003 and December 31, 2002	—	—
Class D Common Stock, $.001 par value, 33,000 shares authorized and zero shares issued at March 31, 2003 and December 31, 2002	—	—
Paid-in capital	696,327,524	674,023,222
Retained deficit	(995,335,999)	(989,852,500)
Accumulated other comprehensive loss, net of income tax benefit of $129,765 and $662,381 at March 31, 2003 and December 31, 2002, respectively	(211,723)	(1,080,726)
Less 4,724,050 and 4,569,131 common shares held in treasury, at cost at March 31, 2003 and December 31, 2002, respectively	(26,677,878)	(26,256,499)

Total stockholders’ deficit	(325,803,222)	(343,071,824)

Total liabilities and stockholders’ deficit	$1,911,736,175	$1,961,271,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	March 31, 2003	March 31, 2002

	(Unaudited)
OPERATING REVENUE:
Service revenue	$87,304,835	$79,215,872
Roaming revenue	45,399,834	43,968,968
Equipment and other revenue	5,388,108	4,076,450

Total operating revenue	138,092,777	127,261,290

OPERATING EXPENSES:
Cost of service	32,774,669	36,839,790
Cost of equipment	9,032,160	10,103,647
Marketing and selling	14,457,935	16,398,636
General and administrative	17,920,872	17,408,362
Depreciation and amortization	21,114,264	19,288,442

Total operating expenses	95,299,900	100,038,877

OPERATING INCOME	42,792,877	27,222,413

OTHER INCOME (EXPENSE):
Interest expense	(24,658,548)	(28,685,363)
Other income, net	1,959,496	1,159,566

INCOME (LOSS) BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES, INCOME TAXES AND EXTRAORDINARY ITEMS	20,093,825	(303,384)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(1,619,451)	(1,415,680)
LOSS FROM INVESTMENT IN JOINT VENTURE, net of income tax benefit of $4,443,737 for 2002	—	(7,222,686)

INCOME (LOSS) BEFORE INCOME TAXES	18,474,374	(8,941,750)
Income tax (expense) benefit	(7,020,261)	653,244

INCOME (LOSS) FROM CONTINUING OPERATIONS	11,454,113	(8,288,506)
DISCONTINUED OPERATIONS: (Note 3)
Income from discontinued operations, net of income tax expense of $2,201,573 and $4,446,658 for 2003 and 2002, respectively	3,592,040	7,255,074
Loss from discontinued operations from investment in joint venture	—	(326,955)
Gain from sale of discontinued operations, net of income tax expense of $59,164,138 for 2002	—	88,314,922
Gain from sale of discontinued operations from investment in joint venture	—	6,736,056

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE:	15,046,153	93,690,591
Cumulative effect of change in accounting principle, net of income tax benefit of $20,406,000 (Note 10)	—	(33,294,000)
Cumulative effect of change in accounting principle from investment in joint venture	—	(140,820,000)

NET INCOME (LOSS)	15,046,153	(80,423,409)
Dividends on preferred stock	(20,529,652)	(23,000,180)
Premium on redemption of preferred stock	23,614,525	—

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$18,131,026	$(103,423,589)

BASIC AND DILUTED NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE:
Continuing operations	$0.13	$(0.09)
Discontinued operations	0.04	1.11
Change in accounting principle	—	(1.90)
Dividends on and redemption of preferred stock	0.03	(0.25)

BASIC AND DILUTED NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$0.20	$(1.13)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	90,111,815	91,642,105

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	91,789,635	91,642,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2003
(Unaudited)

		Stockholders’ Deficit

		Class A		Class B				Accumulated
		Common Stock		Common Stock				Other	Treasury	Total
	Comprehensive					Paid-in	Retained	Comprehensive	Stock at	Stockholders’
	Income	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Cost	Deficit

						(Unaudited)
DECEMBER 31, 2002	—	39,700,968	$39,701	54,977,481	$54,978	$674,023,222	$(989,852,500)	$(1,080,726)	$(26,256,499)	$(343,071,824)
Net income	$15,046,153	—	—	—	—	—	15,046,153	—	—	15,046,153
Amounts related to hedged transactions reclassified into earnings, net of tax	1,174,141	—	—	—	—	—	—	1,174,141	—	1,174,141
Change in fair value of hedge transactions, net of tax	(305,138)	—	—	—	—	—	—	(305,138)	—	(305,138)

Total comprehensive income	$15,915,156

Increase in subscription receivable		—	—	—	—	38,278	—	—	—	38,278
Preferred stock dividends		—	—	—	—	—	(20,529,652)	—	—	(20,529,652)
Issuance of common stock		425,473	425	(250,121)	(250)	144,396	—	—	—	144,571
Purchase of treasury stock, at cost		—	—	—	—	—	—	—	(421,379)	(421,379)
Additional paid in capital from redemption of preferred stock		—	—	—	—	22,121,628	—	—	—	22,121,628

March 31, 2003		40,126,441	$40,126	54,727,360	$54,728	$696,327,524	$(995,335,999)	$(211,723)	$(26,677,878)	$(325,803,222)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

	2003	2002

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$11,454,113	$(8,288,506)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities —
Depreciation and amortization	21,114,264	19,288,442
Amortization of bond premium and financing costs	2,360,932	2,733,137
Deferred income taxes	4,387,239	11,289,166
Cash provided by (used in) operating activities of discontinued operations	7,256,536	(5,074,266)
Gain (Loss) on disposition of assets, net	92,441	23,885
Minority interests in income of subsidiaries	1,619,451	(1,510,452)
Loss from investment in joint venture	—	7,222,686
Accrued dividend income	—	(1,114,161)
Changes in current assets and liabilities —
Accounts receivable	4,399,351	(1,565,903)
Inventory	1,683,698	(9,528,882)
Prepaid expenses and other	(403,457)	370,717
Accounts payable	(8,947,599)	(14,701,161)
Accrued expenses	(5,550,903)	(4,773,468)
Deferred revenue and customer deposits	2,474	349,849

Net cash provided by (used in) operating activities	39,468,540	(5,278,917)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,088,953)	(16,950,504)
Increase in receivable-affiliates	(387,800)	(372,226)
Proceeds from sale of property, plant, and equipment	7,950	—
Refund of funds held in escrow for contingencies on sold assets	7,094,075	—
Net proceeds from sale of discontinued operations	—	335,619,711
Other investing activities	(2,413,361)	1,291,222

Net cash (used in) provided by investing activities	(12,788,089)	319,588,203

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	202,000,000
Repayments of long-term debt	(17,950,000)	(511,666,675)
Distributions to partners	(1,742,748)	(1,652,223)
Issuance of common stock	24,062	—
Redemption of preferred stock	(36,592,475)	—
Purchase of treasury stock	(300,869)	(6,852,944)
Deferred financing costs	(15,999)	—
Other financing activities	(234,326)	(490,088)

Net cash used in financing activities	(56,812,355)	(318,661,930)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,131,904)	(4,352,644)
CASH AND CASH EQUIVALENTS, beginning of period	294,202,659	161,236,136

CASH AND CASH EQUIVALENTS, end of period	$264,070,755	$156,883,492

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest, net of amounts capitalized	$26,461,034	$35,836,598
Income taxes	1,198,255	921,718
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock dividend paid through the issuance of preferred stock	$18,468,000	$23,000,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

      The condensed consolidated balance sheets of Dobson Communications Corporation (“DCC”) and subsidiaries (collectively with DCC, the “Company”) as of March 31, 2003, the condensed consolidated statement of operations for the three months ended March 31, 2003 and 2002, the condensed consolidated statement of stockholders’ equity (deficit) for the three months ended March 31, 2003 and the condensed consolidated statements of cash flows for the three months ended March 31, 2003 and 2002 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

      The condensed consolidated balance sheet at December 31, 2002 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements presented herein should be read in connection with the Company’s December 31, 2002 consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

2.	Investment in Unconsolidated Joint Venture

      The Company owns a 50% interest in a joint venture that owns American Cellular Corporation (“American Cellular”). This investment is accounted for on the equity method. At June 30, 2002 and continuing through March 31,2003, American Cellular was not in compliance with its total debt leverage ratio covenant under its credit facility. Due to factors and circumstances impacting American Cellular, American Cellular concluded that it was necessary to re-evaluate its carrying value of its goodwill and indefinite life intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Based on re-evaluations, American Cellular concluded that there was an impairment of its goodwill at June 30, 2002 and December 31, 2002. As a result, American Cellular recognized an impairment loss totaling $377.0 million, at June 30, 2002, and an additional loss of $423.9 million, at December 31, 2002. After recognizing its 50% interest of the impairment at June 30, 2002, the Company’s investment in the joint venture was written down to $0. Therefore, the additional impairment loss of $423.9 million at December 31, 2002, did not impact the Company’s results of operations or financial condition. The Company does not guarantee any of American Cellular’s obligations. Until future cumulative earnings, if any, are earned at American Cellular to restore American Cellular’s equity, the Company will not record its pro rata share of American Cellular’s operations.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the significant financial information for ACC Acquisition LLC and its subsidiary, American Cellular, as of March 31, 2003 and December 31, 2002, and for the three month periods ended March 31, 2003 and March 31, 2002:

	March 31, 2003	December 31, 2002

	($ in thousands)
Current assets	$94,766	$100,524
Property, plant and equipment, net	184,771	185,935
Intangible assets	911,840	915,845
Other assets	1,438	5,940
Current liabilities	1,647,842	1,657,828
Preferred stock	35,000	35,000
Other liabilities	41,908	43,691
Members’ deficit	(531,935)	(528,275)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2003	March 31, 2002

	($ in thousands)
Operating revenue	$106,490	$99,883
Operating income	26,923	18,824
Loss from continuing operations	(2,406)	(13,331)
Income from discontinued operations and sale of discontinued operations, net	—	12,818
Cumulative effect of change in accounting principle, net	—	(281,640)
Net loss applicable to members	(3,660)	(283,267)

      American Cellular’s credit facility includes a financial covenant requiring American Cellular not to exceed a certain total debt leverage ratio. As described above, American Cellular was not in compliance with this covenant at June 30, 2002 and has continued to be out of compliance through March 31, 2003. The lenders presently have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under its credit facility. Acceleration under the credit facility would allow the holders of American Cellular’s senior subordinated notes to declare the principal and interest of the senior subordinated notes immediately due and payable. To date, no such acceleration has occurred and American Cellular continues to hold discussions with its bank lenders and with representatives of certain of the American Cellular bondholders concerning a potential reorganization. American Cellular can provide no assurance that it would be successful in reorganizing or be able to meet its obligations under the accelerated repayment terms. Therefore, on June 30, 2002 and continuing through March 31, 2003, American Cellular has classified all of its long-term debt as current. There continues to be substantial doubt about American Cellular’s ability to continue as a going concern, as expressed in the independent auditors report on American Cellular’s 2002 financial statements.

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

      On December 24, 2002, the Company entered into a definitive agreement to exchange its two remaining wireless properties in California for two AT&T Wireless properties in Alaska. In addition, AT&T Wireless has agreed to transfer to the Company all of the Company’s Series AA preferred stock that it currently holds. Upon the transfer of the Series AA preferred stock, AT&T Wireless would own less than 5.0% of the Company’s fully diluted Class A common stock. Upon receipt of the Series AA preferred stock, the Company plans to cancel that issue, including the related accrued dividends. Although this transaction remains subject to federal and regulatory approvals, during the first quarter of 2003, certain other conditions were executed making it more likely than not that this transaction will be completed, thus, the Company has reclassified its financial statements to reflect the operations of its California properties as discontinued operations. Also, on December 24, 2002, the Company acquired an option to acquire the non-controlling partnership interest of AT&T Wireless in Cordova Wireless Partnership, an Alaska general partnership. After further investigation and consideration, the Company elected not to exercise the option and the option expired by its terms on February 7, 2003.

      Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces APB Opinion No. 30 for the disposal of segments of a business, the condensed consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the markets being sold as discontinued operations. The assets and liabilities of such operations have been classified as “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, on the March 31, 2003 and December 31, 2002 condensed consolidated balance sheets consist of the following:

	March 31, 2003	December 31, 2002

	($ in thousands)
Current assets	$4,952	$5,749
Property, plant and equipment, net	26,985	29,023
Wireless license acquisition costs, net	143,212	143,212
Other assets	72	72

Total assets of discontinued operations	$175,221	$178,056

Current liabilities	$3,349	$3,472
Minority Interest	1,492	1,397
Deferred tax liabilities	58,796	57,939

Total liabilities of discontinued operations	$63,637	$62,808

      The net income from discontinued operations was classified on the condensed consolidated statement of operations as “Income from discontinued operations.” For the three months ended March 31, 2002, these discontinued operations included both the results of operations for the properties sold to Verizon and the California properties included in the swap with AT&T Wireless. As for the three months ended March 31,

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003, only the California properties are included. Summarized results of discontinued operations are as follows:

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31, 2003	March 31, 2002

	($ in thousands)
Operating revenue	$16,852	$28,434
Income before income taxes	5,794	11,702
Income tax provision	(2,202)	(4,447)
Income from discontinued operations	3,592	7,255

      The long-term debt of the Company is at the consolidated level and is not reflected by each individual market. Thus, the Company has allocated a portion of interest expense to the discontinued operations to properly reflect the interest that was incurred to finance the operations for these markets. The interest expense allocated to these operations was $1.2 million for the three months ended March 31, 2003 and $3.7 million for the three months ended March 31, 2002.

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

For the Period From
January 1, 2002
Through Disposition

($ in thousands)
Operating revenues	$2,319
Loss before income taxes	(1,090)
Income tax benefit (provision)	436
Loss from discontinued operations	(654)

      American Cellular also allocated a portion of interest expense to their discontinued operations to properly reflect the interest that was incurred by American Cellular to finance the operations of its Tennessee 4 RSA market. The interest expense allocated to this market was $1.0 million for the period from January 1, 2002 through disposition (February 8, 2002).

      American Cellular completed the sale of Tennessee 4 RSA on February 8, 2002 and recorded operating losses incurred through February 8, 2002, and the related gain on the sale totaling approximately $12.8 million, net of tax expense.

4.	Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor and materials overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense for the three months ended March 31, 2003

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2002 totaled $17.8 million and $15.7 million. Listed below are the gross property, plant and equipment amounts and the related accumulated depreciation for the periods described.

	March 31, 2003	December 31, 2002

	($ in thousands)
Gross property, plant and equipment	$487,073	$469,933
Accumulated depreciation	(216,253)	(198,230)

Property, plant and equipment, net	$270,820	$271,703

5.	Long-Term Debt

      The Company’s long-term debt consisted of the following:

	March 31, 2003	December 31, 2002

	($ in thousands)
Credit facilities	$768,432	$786,382
Dobson/Sygnet senior notes	188,500	188,500
DCC 10.875% senior notes, net of discount	298,282	298,238
DCC 11.75% senior notes	20	20

Total debt	1,255,234	1,273,140
Less — Current maturities	56,117	50,704

Total long-term debt	$1,199,117	$1,222,436

      On September 30, 2002, the Company purchased $11.5 million principal amount of Dobson/ Sygnet Communications Company (“Dobson/ Sygnet”) senior notes for the purchase price of approximately $8.9 million. This repurchase resulted in a reduction of the Company’s total outstanding debt and an extraordinary gain of approximately $1.4 million, net of taxes.

Interest Rate Hedges

      The Company pays interest on its bank credit facilities based on a variable factor, such as LIBOR or prime rate. The Company will from time-to-time enter into derivative contracts to reduce exposure against rising interest rates.

      The Company has entered into a $135.0 million derivative contract on the Dobson Operating Co., L.L.C. (“DOC LLC”) credit facility whereby the interest rate is fixed at 6.9% plus a factor based on DOC LLC’s leverage. The derivative contract expired in April 2003. Additionally, the Company had entered into a $190.0 million derivative contract and a $300.0 million derivative contract on the DOC LLC credit facility which both expired during 2002.

      The Company’s accumulated other comprehensive loss, net of income tax benefit, was $1.1 million as of December 31, 2002 and had decreased to $0.2 million at March 31, 2003. These contracts were or will be reclassified and expensed during 2002 and 2003.

Debt of DCCLP

      The Company’s principal stockholder, DCCLP, and certain of its affiliates, are parties to credit agreements with Bank of America, N.A. These credit agreements had aggregate principal amounts outstanding of approximately $320 million as of March 31, 2003, including fees and interest. To secure their obligations under these credit agreements, DCCLP and its affiliates individually pledged certain assets, which include beneficial ownership of securities representing controlling interests in DCCLP and the Company. If any of the

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loans are not paid at maturity or if an event of default occurs under any of the loan agreements and the lender elects to foreclose on the collateral, the Company could experience a change of control under the indenture governing its outstanding senior notes, its certificates of designation governing two series of its outstanding senior preferred stock, and its bank facility, and under the indenture governing the outstanding senior notes of its subsidiary, Dobson/Sygnet.

      Upon a change of control, the Company and Dobson/ Sygnet would each be required to offer to purchase its outstanding senior notes at 101% of the principal amount plus accrued and unpaid interest. The Company would also be required to offer to repurchase all of its outstanding senior preferred stock at 101% of the aggregate liquidation preference. As of March 31, 2003, the Company did not have the funds or available facilities necessary to complete these repurchases. If the Company and Dobson/ Sygnet failed to complete the purchase of the tendered senior notes, the senior noteholders or their trustees would be entitled to accelerate the maturity of such senior notes. If the Company failed to complete the purchases of its outstanding senior preferred stock, the holders of the Company’s two series of senior preferred stock would be entitled to elect two additional directors to its board of directors. The Company’s credit facility and the Sygnet Wireless credit facility prohibit the Company and Dobson/ Sygnet from making the required offers to purchase. A change of control would also constitute an event of default under the Company’s bank credit facility entitling the lender to accelerate the maturity of that debt. A default under the Company’s bank credit facility or under Dobson/ Sygnet’s senior notes constitutes a default under the credit facility of the Company’s indirect subsidiary, Sygnet Wireless, Inc. These factors raise substantial doubt about the Company’s ability to continue operating as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts or classification of liabilities that might result if the Company is unable to continue operating as a going concern.

      On March 31, 2003, Bank of America and DCCLP reached an agreement in principle for the amendment and restructuring of the DCCLP loan. Under the terms of the agreement in principle, Bank of America would permanently release its lien on a sufficient number of shares of Dobson Communications’ common stock so that DCCLP would retain a controlling interest in Dobson Communications and no change of control could occur under credit agreements, indentures, preferred stock and other instruments to which the Company and its subsidiaries are parties in the event of a subsequent default by DCCLP under the restructured loan. The agreement in principle is not binding on either party, and is subject to the completion of a definitive agreement. In order to allow time for the completion of a definitive agreement, Bank of America has agreed to extend the maturity date of the DCCLP loan to May 16, 2003. The Company can provide no assurance that DCCLP and Bank of America will consummate the transactions provided for in the agreement in principle.

      If the Company were to experience a change of control and AT&T Wireless maintains substantially its present percentage ownership and the voting and economic interest of American Cellular, AT&T Wireless and its affiliates will have the right to initiate a buy/sell procedure for American Cellular. Pursuant to this procedure, AT&T Wireless may offer to purchase the Company’s interest in ACC Acquisition LLC, the parent of American Cellular, or sell its interest in ACC Acquisition to the Company. AT&T Wireless may establish the price or require that the Company establish the price. If the offer is made, the Company must either agree to sell its interest in ACC Acquisition to AT&T Wireless or buy AT&T Wireless’s interest in ACC Acquisition. Upon consummation of the buy/sell procedure, the Company’s management agreement with American Cellular, and preferential roaming agreements between American Cellular and the Company, and between American Cellular and AT&T Wireless, will immediately terminate. In addition, the Company will lose its right to appoint one of its two representatives to the management committee and its power to approve all significant matters relating to the operation of American Cellular.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Redeemable Preferred Stock

      As of March 31, 2003 and December 31, the Company’s authorized and outstanding Preferred Stock was as follows:

								Other
		Number of	Number of					Features,
		Shares	Shares					Rights,
	Number of	Outstanding at	Outstanding at			Liquidation	Mandatory	Preferences
	Shares	March 31,	December 31,	Par Value		Preference	Redemption	and
Class	Authorized	2003	2002	Per Share	Dividends	Per Share	Date	Powers

Senior Exchangeable	734,000	354,098	374,941	$1.00	12.25% Cumulative	$1,000	Jan. 15, 2008	Non-voting
Senior Exchangeable	500,000	177,884	198,780	$1.00	13% Cumulative	$1,000	May 1, 2009	Non-voting
Series AA	200,000	200,000	200,000	$1.00	5.96% Cumulative	$1,000	Feb. 8, 2011	Non-voting
Class E	40,000	—	—	$1.00	15% Cumulative	$1,131.92	Dec. 23, 2010	Non-voting
Other	4,526,000	—	—	$1.00	—	—	—	—

	6,000,000	731,982	773,721

      During the three months ended March 31, 2003, the Company repurchased a total of $32.7 million carrying value of its 12.25% senior exchangeable preferred stock and $27.5 million carrying value of its 13% senior exchangeable preferred stock. The preferred stock repurchase totaled 60,207 shares for $36.6 million, all of which were canceled by March 31, 2003. This repurchase resulted in an excess of carrying value over repurchase price of preferred stock totaling $23.6 million. The excess of carrying value over repurchase price has been included in earnings applicable to common stockholders.

      The Company recorded preferred stock dividends of $20.5 million for the three months ended March 31, 2003 consisting primarily of $17.5 million of dividends on its 12.25% and 13% senior exchangeable preferred stock through the issuance of additional shares of such preferred stock and $3.0 million of accrued dividends on its Series AA preferred stock.

7.	Stock-Based Compensation

      The Company accounts for its stock option plans under APB Opinion 25, under which no compensation cost is recognized when options are granted at market value. The following schedule shows the Company’s net income (loss) and net income (loss) per share for the three months ended March 31, 2003 and March 31, 2002, had compensation expense been determined consistent with the SFAS No. 123, Accounting for Stock-Based Compensation. The pro forma information presented below is based on several assumptions and should not be viewed as indicative of the Company’s future results.

	March 31,	March 31,
	2003	2002

	($ in thousands, except
	for per share amounts)
Net income (loss) applicable to common stockholders:
As reported	$18,131	$(103,424)
Pro forma	$16,346	$(104,786)
Basic and diluted net income (loss) applicable to common stockholders per common share:
As reported	$0.20	$(1.13)
Pro forma	$0.18	$(1.14)

8.	Commitments

      The Company entered into an equipment supply agreement in which the Company agreed to purchase approximately $100.5 million of cell site and switching equipment between November 16, 2001 and July 15,

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005, to update the wireless systems for the newly acquired and existing MSAs and RSAs. Of the commitment, approximately $27.1 million remained at March 31, 2003. The Company expects to fulfill its purchase commitments under this agreement prior to the completion dates.

9.	Contingencies

      The Company is party to various other legal actions arising in the normal course of business. None of the actions are believed by management to involve amounts that would be material to the Company’s consolidated financial position, results of operation, or liquidity.

10.	Changes in Accounting Policies and Procedures

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

      Upon implementation of SFAS No. 142, the Company performed a comparison of the carrying amount of its wireless license acquisition costs to the fair value of those assets. For purposes of this comparison, it is the Company’s policy to aggregate its wireless license acquisition costs. The Company determined the fair value of its wireless license acquisition costs based on its estimated future discounted cash flows. Based on the comparison, the Company determined that the carrying amount of its wireless license acquisition costs exceeded their estimated fair value. As a result, the Company recorded a charge, net of income tax benefit, of $33.3 million to reflect the write-down of its wireless license acquisition costs to their fair value and a charge of $140.8 million to reflect its equity in the write-down of the wireless license acquisition costs of its 50%-owned subsidiary, American Cellular to their fair values. In addition, at June 30, 2002 and continuing through March 31, 2003, American Cellular, failed to comply with the total debt leverage ratio required by its senior credit facility. Due to factors and circumstances impacting American Cellular, American Cellular concluded

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that it was necessary to re-evaluate the carrying value of its goodwill and its indefinite life intangible assets in accordance with SFAS No. 142. Based on these evaluations at June 30, 2002 and December 31, 2002, American Cellular concluded that there were impairments of its goodwill. Therefore, American Cellular recorded an impairment loss totaling $377.0 million at June 30, 2002, and an additional impairment loss of $423.9 million at December 31, 2002, bringing its total impairment loss on goodwill to $800.9 million for the year ended December 31, 2002. However, after recognizing the Company’s 50% interest in American’s impairment at June 30, 2002, the Company’s investment in the joint venture was written down to $0. Therefore, the additional impairment loss at December 31, 2002, did not impact the Company’s results of operations or financial condition.

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

Overview

      We are one of the largest providers of rural and suburban wireless communications systems in the United States. We began providing wireless telephone services in 1990 in Oklahoma and the Texas Panhandle. We have rapidly expanded our wireless operations with an acquisition strategy targeting underdeveloped rural and suburban areas, which have a significant number of potential customers with substantial needs for wireless communications. At March 31, 2003, our wireless systems covered a population of approximately 5.7 million and we had approximately 718,900 subscribers, with an aggregate market penetration of approximately 12.6%. We serve markets in portions of Alaska, Arizona, California, Kansas, Maryland, Michigan, Missouri, New York, Ohio, Oklahoma, Pennsylvania, Texas and West Virginia.

      AT&T Wireless and we own American Cellular, through our equally-owned joint venture. As of March 31, 2003, American Cellular’s systems covered a total population of 5.0 million and had approximately 692,100 subscribers, giving American Cellular an aggregate market penetration of 13.9%. We manage American Cellular, whose markets have demographic characteristics similar to ours in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin.

      We account for our interest in the American Cellular joint venture using the equity method of accounting. As a result, we have reflected our 50% share of the American Cellular joint venture’s equity in a single line item entitled “Investment in joint venture” in our balance sheet and we have reflected our 50% share of the American Cellular joint venture’s net income or losses in a single line item entitled “Loss from investment in joint venture” in our statement of operations. At June 30, 2002 and continuing through March 31, 2003, American Cellular was not in compliance with its total debt leverage ratio. Due to factors and circumstances impacting American Cellular, American Cellular concluded that it was necessary to re-evaluate the carrying value of its goodwill and indefinite life intangible assets in accordance with Statements of Financial Accounting Standards, or SFAS, No. 142. Based on these evaluations on June 30, 2002 and December 31, 2002, American Cellular concluded that there were impairments of its goodwill. As a result, American Cellular recognized an impairment loss totaling $377.0 million, at June 30, 2002, and an additional impairment loss of $423.9 million at December 31, 2002. After recognizing our 50% ownership of the impairment at June 30, 2002, our investment in the American Cellular joint venture was written down to $0. Therefore, the additional impairment loss of $423.9 million at December 31, 2002, did not impact our results of operations or financial condition. We do not guarantee any of American Cellular’s obligations. Until future cumulative earnings, if any, are earned at American Cellular to restore American Cellular’s equity, we will not record our pro rata share of American Cellular’s results.

Discontinued Operations

      On December 24, 2002, we entered into a definitive agreement to exchange our two remaining wireless properties in California for two AT&T Wireless properties in Alaska. In addition, AT&T Wireless has agreed to transfer to us all of our Series AA preferred stock that it currently holds. Upon receipt of the Series AA preferred stock, we plan to cancel that issue, including the related accrued dividends. The transaction remains subject to federal and regulatory approvals and certain other normal closing conditions, all of which are expected to occur. Therefore, the results of operations and the assets and liabilities of these markets during the periods presented are included as discounted operations in the condensed consolidated financial statements.

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

Subscribers

      Our subscriber base contains three types of subscribers; post-paid, reseller and pre-paid. At March 31, 2003 post-paid subscribers accounted for the largest portion of our subscriber base, at 95.4%. These subscribers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these subscribers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller subscribers are similar to our post-paid subscribers in that they pay monthly fees to utilize our network and services; however, these subscribers are billed by a third party (reseller), who has effectively resold our service to the end user (subscriber). We in turn bill the third party for the monthly usage of the end user. At March 31, 2003 the reseller base accounted for 3.4% of our total subscriber base. Our pre-paid subscribers, which at March 31, 2003 accounted for 1.2% of our subscriber base, are subscribers that pre-pay for an agreed upon amount of usage.

      Our average monthly revenue per subscriber and total gross additions are calculated and reported based only on post-paid subscriber information.

Revenue

      Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

      We derive service revenue by providing wireless services to our subscribers. The industry has experienced declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. The yield on our service revenue (service revenue divided by subscriber minutes of use) was $0.20 per minute for the three months ended March 31, 2003, and $0.24 per minute for the three months ended March 31, 2002. These declines have been generally offset by significant increases in average minutes of use per subscriber. The average minute-of-use per subscriber increased 26.7% for the three months ended March 31, 2003 compared to 2002. We believe that the industry trend toward increasing minutes of use per subscriber will continue to offset declining revenues per minute of use due to the continued popularity of single rate calling plans and the enhanced service capacity of recently developed digital networks.

      We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming accounted for 32.9% of our operating revenue for the three months ended March 31, 2003, and 34.6% for the three months ended March 31, 2002. Roaming revenues typically yield higher average per minute rates and higher margins than revenues from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to network operations, billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, even though roaming revenue yields have offered higher margins than revenue from our subscribers, the yields are declining and are becoming more comparable to yields from our subscribers due to increased market pressures and competition between wireless providers. Our roaming yield (roaming service revenues, which includes airtime, toll charges and surcharges, divided by roaming minutes of use) was $0.22 per minute for the three months ended March 31, 2003, and $0.28 per minute for the three months ended March 31, 2002. We believe that the trend of increasing roaming minutes will continue to at least partially offset declining roaming yields. Roaming minutes increased 28.3% for the three months ended March 31, 2003 compared to 2002. Roaming yields are decreasing as a result of new contracts and scheduled rate reductions in existing contracts. We believe these roaming contracts are beneficial because they secure existing traffic and provide opportunity for a continuing increase in the volume of traffic. Roaming revenue tends to be impacted by seasonality. We typically have higher roaming revenue during the second and third quarters of each year, as users tend to travel more and, therefore, use their wireless phones more during the spring and summer months.

      We include long-distance revenue in service revenue and roaming revenue. Equipment revenue is revenue from selling wireless equipment to our subscribers. Equipment revenue is recognized when the equipment is delivered to the customer. Our ability to sell wireless equipment is independent of our ability to offer wireless services to our customer; therefore, we consider equipment sales a separate earnings process and account for it accordingly.

Costs and Expenses

      Our primary operating expense categories include cost of service, cost of equipment, marketing and selling costs, general and administrative costs and depreciation and amortization.

      Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets. As discussed above with regard to service revenue, there is a continuing trend toward increasing minutes-of-use per subscriber. This includes minutes used by our subscribers when they roam into other providers’ markets. Consistent with the trend of declining roaming revenue per minute, our roaming expense per minute has declined as well. This decline in expense per minute has helped offset the increased expense from growth in minutes-of-use per subscriber.

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

      This change in policy has and may continue to have a significant impact to our results of operations and financial position. Through December 31, 2001, as stated above, our accounting policy for impairment of long-lived assets was to review the carrying value of our long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such circumstances were deemed to exist, the carrying value of the asset would be compared to the estimated undiscounted future cash flows generated by the asset. Our definite life assets will continue to be amortized over their estimated useful lives and are subject to the same impairment criteria. As a result of fully implementing SFAS No. 142 on January 1, 2002, we are now required to evaluate the carrying value of our indefinite life intangible assets using their fair values, at least annually. To complete this evaluation, we first performed a comparison of the carrying amount of our wireless license acquisition costs to the fair value of those assets. For purposes of this comparison, it is our policy to aggregate our wireless license acquisition costs. We determined the fair value of our wireless license acquisition costs based on their estimated future discounted cash flows. Based on the comparison we performed upon implementation, we determined that the carrying amount of our wireless license acquisition costs exceeded their estimated fair value. Therefore, upon implementation of this new pronouncement in its entirety, we recorded a charge, net of income tax benefit, of $33.3 million to reflect the write down of our wireless license acquisition costs to their fair value and a charge of $140.8 million to reflect our 50% share in the write down to their fair value of the wireless license acquisition costs of our 50%-owned subsidiary, American Cellular.

Results of Operations

      The financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statement numbers.

     Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

      Operating revenue. For the three months ended March 31, 2003, our total operating revenue increased $10.8 million, or 8.5%, to $138.1 million from $127.3 million for the comparable period in 2002. The following table sets forth the components of our operating revenue for the periods indicated:

	Three Months Ended March 31,

	2003		2002

	Amount	Percentage	Amount	Percentage

		($ in thousands)
Service revenue	$87,305	63.2%	$79,216	62.2%
Roaming revenue	45,400	32.9%	43,969	34.6%
Equipment and other revenue	5,388	3.9%	4,076	3.2%

Total	$138,093	100.0%	$127,261	100.0%

      For the three months ended March 31, 2003, our service revenue increased $8.1 million, or 10.2%, to $87.3 million from $79.2 million for the three months ended March 31, 2002. This increase was primarily attributable to our increased subscriber base. Our subscriber base increased 9.7% to 718,900 at March 31, 2003 from 655,100 at March 31, 2002. Our average monthly service revenue per subscriber remained constant at $42 for the three months ended March 31, 2003 and 2002.

      For the three months ended March 31, 2003, our roaming revenue increased $1.4 million, or 3.3%, to $45.4 million from $44.0 million for the three months ended March 31, 2002. This increase was attributable to a 28.3% increase in roaming minutes in our existing markets due to expanded coverage areas and increased usage, offset by a 19.5% decline in our roaming revenue per minute-of-use.

      For the three months ended March 31, 2003, our equipment and other revenue increased $1.3 million, or 32.2%, to $5.4 million from $4.1 million for the three months ended March 31, 2002 primarily due to increases in amounts charged to our affiliates for the increased use of shared assets.

      Cost of service. For the three months ended March 31, 2003, our total cost of service decreased $4.0 million, or 11.0%, to $32.8 million from $36.8 million for the comparable period in 2002. The following table sets forth the components of our cost of service for the periods indicated:

	Three Months Ended March 31,

	2003		2002

	Amount	Percentage	Amount	Percentage

		($ in thousands)
Network costs	$20,367	62.1%	$19,764	53.6%
Roaming costs	12,408	37.9%	17,076	46.4%

Total cost of service	$32,775	100.0%	$36,840	100.0%

      For the three months ended March 31, 2003, our network costs, which are the costs incurred from operating our wireless network and providing service to our customers, increased $0.6 million, or 3.1%, to $20.4 million from $19.8 million for the comparable period in 2002. This increase was primarily the result of an increase in wholesale toll charges, due to increases in customer usage, and an increase in rent incurred from our cell site leases as a result of the continued build-out of our network.

      For the three months ended March 31, 2003, roaming costs decreased by $4.7 million, or 27.3%, to $12.4 million from $17.1 million compared to the same period in 2002. This decrease was the result of a 34.3% decline in rates charged by those providers resulting from new lower rate agreements, offset by a 10.7% increase in the minutes used by our customers on third-party wireless providers networks.

      Cost of equipment. For the three months ended March 31, 2003, our cost of equipment decreased $1.1 million, or 10.6%, to $9.0 million during 2003 from $10.1 million in 2002 as a result of a decrease in gross subscriber additions. Gross subscriber additions were 38,700 during the three months ended March 31, 2003 compared to 53,400 gross subscriber additions during the three months ended March 31, 2002.

      Marketing and selling costs. For the three months ended March 31, 2003, our marketing and selling costs decreased $1.9 million, or 11.8%, to $14.5 million from $16.4 million for the three months ended March 31, 2002. In addition, as a percentage of total operating revenue, marketing and selling costs decreased to 10.5% for the three months ended March 31, 2003 from 12.9% for the three months ended March 31, 2002, as a result of a decrease in gross subscriber additions.

      General and administrative costs. For the three months ended March 31, 2003, our general and administrative costs increased $0.5 million, or 2.9%, to $17.9 million from $17.4 million for the three months ended March 31, 2002. This increase was primarily the result of increased infrastructure costs, including customer service, billing, collections and administrative costs as a result of the overall growth of our business. Our average monthly general and administrative costs per average subscriber decreased 6.4% to $8 for 2003 compared to $9 for 2002. This decrease in general and administrative costs per subscriber was primarily from efficiencies gained from further integration of acquired companies and increased economies of scale.

      Depreciation and amortization expense. For the three months ended March 31, 2003, our depreciation and amortization expense increased $1.8 million, or 9.5%, to $21.1 million from $19.3 million for 2002. This increase is a result of additional depreciation on fixed assets acquired in 2002 and the first three months of 2003.

      Interest expense. For the three months ended March 31, 2003, our interest expense decreased $4.0 million, or 14.0%, to $24.7 million from $28.7 million for the three months ended March 31, 2002. The decrease resulted primarily from the reduction of our outstanding balance on our credit facility and decreased variable interest rates.

      Other income, net. For the year ended March 31, 2003, our other income increased by $0.8 million, or 69.0%, to $2.0 million from $1.2 million for the year ended March 31, 2002 due to an increase in interest income.

      Minority interests in income of subsidiaries. For the three months ended March 31, 2003, our minority interests in income of subsidiaries increased $0.2 million, or 14.4%, to $1.6 million from $1.4 million in 2002. This increase was attributable to the increased income earned from our subsidiaries in established markets in which we do not own a 100% interest.

      Loss from investment in joint venture. For the three months ended March 31, 2002 we incurred a loss, net of income tax benefits before discontinued operations and cumulative effect of change in accounting principle, from our American Cellular joint venture totaling $7.2 million. These losses represent our proportionate loss in American Cellular.

      Discontinued operations. For the three months ended March 31, 2003, we had income from discontinued operations of $3.6 million compared to $102.0 million in 2002. This represents the income from discontinued operations and the gain from the sale of the markets sold to Verizon Wireless during February 2002. Amounts in 2003 relate to the planned market swap with AT&T Wireless, while amounts in 2002 relate to both the planned market swap with AT&T Wireless and the markets sold to Verizon Wireless.

      Cumulative effect of change in accounting principle. For the three months ended March 31, 2002, we recognized a total impairment on our wireless license acquisition costs of approximately $174.1 million, net of tax benefit, as a result of implementing SFAS No. 142, “Goodwill and Other Intangible Assets”. Of this total, $33.3 million reflects our impairment and $140.8 million reflects the impairment from our 50% interest in American Cellular

      Net Income (loss). For the three months ended March 31, 2003, our net income was $15.0 million. Our net income increased $95.4 million, from a net loss of $80.4 million for the three months ended March 31, 2002. The increase in our net income was primarily attributable to our loss recognized in 2002 from the cumulative effect of change in accounting principle, offset by the gain from the sale of discontinued operations.

      Dividends on preferred stock. For the three months ended March 31, 2003, our dividends on preferred stock decreased $2.5 million, or 10.7%, to $20.5 million from $23.0 million for the three months ended March 31, 2002. The decrease in dividends issued during the three months ended March 31, 2003, is a result of reductions in the number of shares of our preferred stock outstanding due to redemptions of our preferred stock in 2002 and 2003.

Liquidity and Capital Resources

      We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, bank debt and the sale of debt and equity securities.

     Net Cash Flow

      At March 31, 2003, we had working capital of $145.6 million, a ratio of current assets to current liabilities of 1.8:1 and an unrestricted cash balance of $264.1 million, which compares to working capital of $173.7 million, a ratio of current assets to current liabilities of 1.9:1 and an unrestricted cash balance of $294.2 million at December 31, 2002.

      Our net cash provided by operating activities totaled $39.5 million for the three months ended March 31, 2003 compared to cash used in operating activities of $5.3 million for the three months ended March 31, 2002. The increase was primarily due to an increase in our income from continuing operations and changes in our current assets and liabilities.

      Our net cash used in investing activities totaled $12.8 million for the three months ended March 31, 2003, compared to cash provided by investing activities of $319.6 million for the three months ended March 31, 2002. Cash provided by investing activities in the three months ended March 31, 2002 includes the net proceeds from sale of certain markets to Verizon Wireless for a total of approximately $349.7 million, less approximately $14.1 million reserved in escrow.

      Net cash used in financing activities was $56.8 million for the three months ended March 31, 2003 compared to $318.7 million for the three months ended March 31, 2002. Financing activity sources for the three months ended March 31, 2003 include repayments of long-term debt totaling $18.0 million and the redemption of $36.6 million of preferred stock. For the three months ended March 31, 2002, net cash used in financing consisted of repayments of long-term debt totaling $511.7 million, offset by proceeds of long-term debt totaling $202.0 million.

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

      At March 31, 2003, this credit facility included a $300.0 million revolving credit facility and $285.6 million remaining of term loan facilities consisting of a Term A Facility of $135.8 million, a Term B Facility of $80.9 million and an additional Term B Facility of $68.9 million. These loans begin to mature in 2007. As of March 31, 2003, we had $490.1 million outstanding under this credit facility and we had $95.5 million of availability.

      Advances bear interest, at our option, on a prime rate or LIBOR formula. The weighted average interest rate was 3.8% for the three months ended March 31, 2003. Our obligations under the credit facility are secured by:

•	a pledge of our ownership interest in DOC LLC;

•	stock and partnership interests of certain of DOC LLC’s subsidiaries; and

•	liens on substantially all of the assets of DOC LLC and its restricted subsidiaries, including FCC licenses, but only to the extent such licenses can be pledged under applicable law.

      We are required to amortize the Term A Facility with quarterly principal payments of $5.0 million, which began on June 30, 2001, increasing over the term of the loan to quarterly principal payments of $25.0 million. We are required to amortize the Term B Facility with quarterly principal payments of $375,000 from March 31, 2000 through December 31, 2006 and with quarterly principal payments of $34.9 million during 2007. The company began amortizing the additional $125.0 million portion of the Term B Facility with quarterly principal payments of $312,500 on June 30, 2000, and will continue through March 31, 2007. These quarterly principal payments on the addition Term B Facility will increase to $29.1 million from June 30, 2007 through March 31, 2008. Under certain circumstances, we are required to make prepayments of proceeds received from significant asset sales, new borrowings and sales of equity and a portion of excess cash flow. When we completed the sale of four licenses to Verizon Wireless for a total purchase price of $348.0 million during February 2002, we permanently prepaid approximately $293.9 million towards this credit facility. In addition, we have the right to prepay the credit facility in whole or in part at any time. As of March 31, 2003, we had $490.1 million outstanding under the credit facility.

      Our credit facility imposes a number of restrictive covenants that, among other things, limit our ability to incur additional indebtedness, create liens, make capital expenditures and pay dividends. In addition, we are required to maintain certain financial ratios with respect to the borrower and certain of its subsidiaries, including, but not limited to:

•	a ratio of senior indebtedness to operating cash flow of initially not more than 6.00 to 1 at March 31, 2003, decreasing over time to 5.00 to 1;

•	a ratio of operating cash flow to debt service requirements of not less than 1.50 to 1;

•	a ratio of operating cash flow to interest expense of not less than 2.00 to 1 at March 31, 2003, increasing over time to 2.25 to 1; and

•	a ratio of operating cash flow minus capital expenditures to the sum of debt service requirements and cash distributions of not less than 1.15 to 1.

      At March 31, 2003, we were in compliance with all required financial ratios and expect to continue to be in compliance throughout 2003.

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

     Sygnet Wireless Credit Facility

      Our indirect wholly-owned subsidiary, Sygnet Wireless, is a party to a secured credit agreement for an aggregate of $305.2 million, consisting of a $30.9 million revolving credit facility and $274.3 million of term loan facilities. Interest on the revolving credit facility and the term loan facilities is based on a prime rate or a LIBOR formula, and has ranged between 3.7% and 10.5% since inception. As of March 31, 2003, we had $278.3 million outstanding under the Sygnet credit facility and we had $26.9 million of availability under the Sygnet credit facility.

      The obligations under the Sygnet credit facility are secured by a pledge of the capital stock of Dobson/ Sygnet’s operating subsidiary as well as a lien on substantially all of the assets of Dobson/ Sygnet and the assets of its operating subsidiary. The Sygnet credit facilities require that Dobson/ Sygnet and we maintain certain financial ratios. The failure to maintain these ratios would constitute an event of default, notwithstanding Dobson/ Sygnet’s ability to meet its debt service obligations. The Sygnet credit facilities amortize quarterly. The $30.9 million revolving credit facility terminates on September 23, 2006. The $274.3 million term loans terminate on December 23, 2007. The weighted average interest rate on the Dobson/ Sygnet credit facilities was 4.3% for the three months ended March 31, 2003.

American Cellular Credit Facility and Senior Subordinated Notes

      The American Cellular joint venture has a bank credit facility of $1.34 billion with Bank of America N.A., as Administrative Agent and a group of participating lenders. American Cellular has required, and will likely continue to require, substantial capital to further develop, expand and upgrade its wireless systems. The American Cellular joint venture has budgeted approximately $60.0 million for American Cellular capital expenditures in 2003. At March 31, 2003, American Cellular had $14.5 million unrestricted cash and $38.5 million in restricted cash, of which $34.4 million of the restricted cash was in escrow to pay interest on its senior subordinated notes. American Cellular anticipates that their cash flow from operations, along with this cash, will be sufficient to meet their short-term cash needs through October 2003, at which time American will require additional cash for interest payments on its senior subordinated notes.

      As of March 31, 2003, American Cellular had outstanding borrowings under its credit facility of $879.6 million, with no additional amounts available for future borrowings.

      American Cellular’s amended credit facility imposes a number of restrictive covenants that, among other things, limit American Cellular’s ability to incur additional indebtedness, create liens and pay dividends. In addition, American Cellular is required to maintain certain financial ratios including, but not limited to:

•	a ratio of senior indebtedness to operating cash flow of 5.75 to 1 at March 31, 2003, decreasing over time to 2.50 to 1;

•	a ratio of total indebtedness to operating cash flow of 7.50 to 1 at March 31, 2003, decreasing over time to 4.00 to 1;

•	a ratio of operating cash flow to debt service requirements of 1.20 to 1 at March 31, 2003, and thereafter;

•	a ratio of operating cash flow to interest expense requirement of 1.80 to 1 at March 31, 2003, increasing over time to 2.50 to 1; and

•	a ratio of operating cash flow minus capital expenditures to the sum of debt service requirements and cash distributions of 1.00 to 1.

      Interest on the revolving credit facility and the term loan facilities is variable and is based on a prime rate or a LIBOR formula. The weighted average interest rate at March 31, 2003 was 5.8% and interest rates have ranged between 4.4% and 10.0% since the credit facility’s inception in February 2000.

      American Cellular’s credit facility includes a financial covenant requiring that American Cellular not exceed a total debt leverage ratio of 7.50 to 1.00 in the first quarter 2003. At June 30, 2002 and continuing through March 31, 2003, American Cellular failed to comply with this covenant. American Cellular has had and will continue to have discussions with the lenders regarding the credit facility. The lenders presently have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility. Acceleration under the credit facility would allow the holders of American Cellular’s senior subordinated notes to declare the principal and interest of the senior subordinated notes immediately due and payable. American Cellular would then be required to either refinance the debt or repay the amounts due. If this were to occur, American Cellular would attempt to renegotiate the debt with the holders to provide, among other things, for an extended repayment term. American Cellular can provide no assurance that it will be able to renegotiate the debt under these conditions or meet its obligation under the accelerated repayment terms. Therefore, American Cellular has classified all of its long-term debt as current. Unless such non-compliance is resolved, there continues to be substantial doubt about American Cellular’s ability to continue as a going concern, as expressed in the independent auditors report on American Cellular’s 2002 financial statements. Also as a result of American Cellular’s non-compliance, subsequent to September 30, 2002, all borrowings under its credit facility are only available based on prime rate, which will increase American Cellular’s borrowing rate in the future.

      For the three months ended March 31, 2003, American Cellular’s total scheduled principle payments were approximately $9.5 million, under its facility. During the remainder of 2003, American Cellular will be required to make additional scheduled principal payments totaling $45.9 million.

     Dobson Communications

      On February 8, 2001, we issued 200,000 shares of our Series AA Preferred Stock to AT&T Wireless for aggregate cash proceeds of $200.0 million. Each share of Series AA Preferred Stock is entitled to cumulative annual dividends of 5.96% on the liquidation preference of $1,000 per share, subject to certain adjustments. Dividends accrue but are not payable until after February 2006. Each share of Series AA Preferred Stock is mandatorily exchangeable for one share of our Series A Convertible Preferred Stock, par value $1.00 per share. Each share of our Series A Convertible Preferred Stock will be convertible into our Class A Common Stock at a conversion price of $25.35 per share. At March 31, 2003, we had 200,000 shares of Series AA Preferred Stock issued and outstanding.

      As of March 31, 2003, we had issued and outstanding 354,098 shares of 12.25% senior preferred stock and 177,884 shares of our 13% senior preferred stock with aggregate liquidation values of $363.3 million and $181.7 million, respectively, including accrued stock dividends. Each certificate of designation for our senior preferred stock contains restrictive covenants, which may limit our ability to incur indebtedness in the future.

      Our principal stockholder, DCCLP, and certain of its affiliates, are parties to credit agreements with Bank of America, N.A. These credit agreements have aggregate principal amounts outstanding of approximately $320 million as of March 31, 2003, including fees and interest. To secure their obligations under these credit agreements, DCCLP and these affiliates individually pledged certain assets, which include beneficial ownership of securities representing controlling interests in DCCLP and in us. If any of the loans are not paid at maturity or if an event of default occurs under any of the loan agreements and the lender elects to foreclose on the collateral, we could experience a change of control under the indenture governing our outstanding senior notes, our certificates of designation governing two series of our outstanding senior preferred stock, our bank credit facility, and the indenture governing the outstanding senior notes of our subsidiary, Dobson/ Sygnet.

      Upon a change of control, Dobson/ Sygnet and we would each be required to offer to purchase our outstanding senior notes at 101% of the principal amount plus accrued and unpaid interest. We would also be required to offer to repurchase all of our outstanding senior preferred stock at 101% of the aggregate liquidation preference. As of March 31, 2003, we did not have the funds or available facilities necessary to complete these repurchases. If Dobson/ Sygnet and we failed to complete the purchases of the tendered senior notes, the senior noteholders or their indenture trustees would be entitled to accelerate the maturity of the senior notes. If we failed to complete the purchases of our outstanding senior preferred stock, the holders of our two series of senior preferred stock would be entitled to elect two additional directors to our board of directors. Our credit facility and the credit facility of Dobson/ Sygnet’s subsidiary, Sygnet Wireless, prohibit us from making the required offers to purchase. A change of control would also constitute an event of default under our bank credit facility entitling the lender to accelerate the maturity of that debt. A default under our bank credit facility constitutes a default under the Sygnet Wireless credit facility. These factors raise substantial doubt about our ability to continue operating as a going concern.

      On March 31, 2003, Bank of America and DCCLP reached an agreement in principle for the amendment and restructuring of the DCCLP loan. Under the terms of the agreement in principle, Bank of America would permanently release its lien on a sufficient number of shares of our common stock so that DCCLP would retain a controlling interest in us and no change of control could occur under credit agreements, indentures, preferred stock and other instruments to which we and our subsidiaries are parties in the event of a subsequent default by DCCLP under the restructured loan. The agreement in principle is not binding on either party, and is subject to the completion of a definitive agreement. In order to allow time for the completion of a definitive agreement, Bank of America has agreed to extend the maturity date of the DCCLP loan to May 16, 2003. We can provide no assurance that DCCLP and Bank of America will consummate the transactions provided for in the agreement in principle.

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

     Capital Commitments

      We have budgeted approximately $100.0 million for capital expenditures in 2003 and we had capital expenditures of $17.4 million for the three months ended March 31, 2003. In addition, on November 7, 2002, our Board of Directors adopted a new stock purchase plan, which authorizes us to purchase up to 10 million shares of our outstanding Class A common stock over the next twelve months. In addition to capital expenditures and our stock purchase plan, we may require additional financing for future acquisitions, to refinance our debt at its final maturities and to meet the mandatory redemption provisions on our senior preferred stock. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions.

      We are obligated under an agreement to purchase approximately $100.5 million of cell site and switching equipment from Nortel Network Corp. prior to July 15, 2005. Approximately $27.1 million of the commitment remained outstanding at March 31, 2003. If we fail to fully meet this commitment by July 15, 2005, we could be forced to pay a penalty of up to 20% of the unfulfilled commitment. We expect to substantially fulfill our purchase commitment under this agreement prior to its scheduled completion date. We have and will continue to finance our purchases under this commitment using cash flows from operations.

      Although we cannot provide any assurance, assuming successful implementation of our strategy, including the further development of our wireless systems and significant and sustained growth in our cash flows, we believe that borrowings under our DOC LLC and Sygnet credit facilities, the remaining balance of our unrestricted cash and cash flows from operations will be sufficient to satisfy our currently expected capital expenditures, working capital and debt service obligations over the next year. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments. We currently expect that we may need to refinance our indebtedness at their respective maturities commencing in 2006. We may also need to refinance our mandatory redemption obligations under our senior preferred stock. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all.

Effect of New Accounting Standards

      In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to stop the amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under the new rules, we are treating our wireless license acquisition costs as indefinite life intangible assets. As a result, effective January 1,2002, we ceased the amortization of wireless license acquisition costs. Instead, we will test our indefinite life intangible assets for impairment at least annually and will only adjust the carrying amount of these intangible assets upon an impairment of the indefinite life intangible assets. Through December 31, 2001, our accounting policy was to evaluate the carrying value of our intangible assets based on our undiscounted cash flows. However, as a result of implementing SFAS No. 142, we are now required to evaluate the carrying value of our indefinite life intangible assets using their fair values. As a result of our implementation of SFAS No. 142 on January 1, 2002, we recorded a charge, net of income tax benefit, of approximately $33.3 million to reflect the write down of our wireless license acquisition costs to their fair value and a charge of $140.8 million to reflect our 50% share in the write down to fair value of the wireless license acquisition costs of our 50% owned subsidiary, American Cellular.

      In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We adopted this standard on January 1, 2003, with no material effect on our financial condition or operations.

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

      On April 2, 2003, the FASB announced that it expects to issue a proposed statement, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity”, in the second quarter of 2003. As proposed, this statement would require that mandatorily redeemable preferred stock be classified as a liability and any related accretion of discount and accrual of dividends would be charged to our statement of operations. Currently, the charges related to the mandatorily redeemable preferred stock are not reflected in net income (loss), but are reflected in determining net income (loss) applicable to common stock.

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

      Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. The counterparty is a major financial institution. As of March 31, 2003, we had interest rate hedges under various derivative contracts totaling $325.0 million on our $490.1 million DOC LLC credit facility. The terms of these agreements begin expiring from March 2002 through April 2003. For the three months ended March 31, 2003 and 2002, the interest expense related to the hedge was approximately $1.9 million and $3.9 million, respectively, due to the decline in current market interest rates.

      The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates raise. Based on our market risk sensitive instruments outstanding at March 31, 2003, we have determined that there was no material market risk exposure to our condensed consolidated financial position, results of operations or cash flows as of such date.

Item 4.	Controls and Procedures

      Within the 90-day period prior to the filing of this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, (as defined in Rule 13a — 14(c) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective.

      There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

      Dobson Communications Corporation and its wholly-owned subsidiary, Dobson Cellular Systems, Inc., have been named as defendants in a lawsuit filed on May 2, 2003, by LS PCS, Inc. d/b/a Lone Star Phones, in the United Stated District Court for the Northern District of Texas (Civ. Action No: 3-03CV-0925-H. The plaintiff was a dealer-agent for Dobson Cellular Systems for about 18 months, but had no contractual relationship with Dobson Communications Corporation. The plaintiff has alleged that it had three agreements with Dobson Cellular Systems to enroll subscribers in three cellular systems in Texas operated by Dobson Cellular. The plaintiff also claims that Dobson Cellular orally agreed to grant the plaintiff the right to enroll subscribers in cellular systems operated by Dobson Cellular Systems on a nationwide basis. The plaintiff claims, inter alia, that Dobson Cellular prevented plaintiff from enrolling subscribers on a nationwide basis and that Dobson Cellular wrongfully terminated the plaintiff’s dealer agreements for Texas. The plaintiff seeks actual damages in excess of $27 million, exemplary damages, punitive damages, interest and costs. The action is recently filed, and no responsive pleadings have been filed nor has any discovery yet been conducted in the case. Dobson Communications and Dobson Cellular Systems believe that the plaintiff’s claims are without merit and intend to vigorously defend against plaintiff’s claims.

Item 2.     Changes in securities and Use of Proceeds

      Not applicable

Item 3.     Defaults Upon Senior Securities

      Not applicable

Item 4.     Submission of matters to a Vote of Security Holders

      Not applicable

Item 5.     Other Information

      Not applicable

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

      The following exhibits are filed as a part of this report:

Exhibit
Numbers	Description	Method of Filing

2.1	Agreement and Plan of Merger dated October 5, 1999 among ACC Acquisition LLC, ACC Acquisition Co. and American Cellular Corporation.	(7)[2.11]
2.2	Agreement and Plan of Recapitalization among Dobson Communications Corporation, Dobson Operating Company, Dobson CC Limited Partnership, Russell L. Dobson, J.W. Childs Equity Partners II, L.P., AT&T Wireless, Inc. and the other stockholders of Dobson Communications Corporation’s Class A Common Stock and Class D Preferred Stock.	(7)[2.15]
3.1	Registrant’s Amended and Restated Certificate of Incorporation.	(7)[3.1]
3.1.1	Registrant’s Certificate of Retirement of Preferred Stock dated January 7, 2003	(4)
3.1.2	Registrant’s Certificate of Retirement of Preferred Stock dated February 4, 2003	(4)

Exhibit
Numbers	Description	Method of Filing

3.2	Registrant’s Amended and Restated By-laws.	(12)[3(ii)]
4.1	Amended, Restated, and Consolidated Revolving Credit and Term Loan Agreement dated as of January 18, 2000 among Dobson Operating Co., L.L.C., Banc of America Securities, LLC, Bank of America, N.A., Lehman Commercial Paper Inc. and TD Securities (USA) Inc., and First Union National Bank and PNC Bank, National Association, and the Lenders.	(7)[4.6]
4.1.1	Amendment, Waiver and Consent to the Dobson Operating Co., L.L.C., Credit Agreement dated as of June 19, 2000 among Dobson Operating Co., L.L.C., as Borrower, Bank of America, N.A., as Administrative Agent, Required Lenders and Guarantors	(8)[10.2]
4.1.2	Amendment and Consent dated November 24, 2000 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(13)[4.3.2]
4.1.3	Amendment and Consent dated May 4, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(17)[4.1.3]
4.1.4	Amendment dated August 1, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(17)[4.1.4]
4.1.5	Amendment dated January 23, 2002 to the Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(17)[4.1.5]
4.2	Indenture dated December 23, 1998 between Dobson/ Sygnet Communications Company, as Issuer, and United States Trust Company of New York, as Trustee.	(2)[4.1]
4.3	Form of Common Stock Certificate.	(7)[4.16]
4.4	Indenture dated June 22, 2000 by the Registrant and United States Trust Company of New York, as Trustee	(8)[4]
4.5	Senior Debt Indenture dated as of July 18, 2001, between the Registrant and The Bank of New York, as Trustee	(14)[4.2]
4.6.1	Subordinated Debt Indenture dated as of July 18, 2001 between the Registrant and The Bank of New York, as Trustee	(14)[4.3]
4.6.2	Certificate of Trust for Dobson Financing Trust	(14)[4.4]
4.7	Declaration of Trust for Dobson Financing Trust	(14)[4.5]
4.8	Indenture dated as February 28, 1997 between the Registrant and United States Trust Company of New York, as Trustee	(5)[4.6]
4.9	Credit agreement among the Agents and Lenders named therein and Sygnet Wireless Inc. (f/k/a Dobson/ Sygnet Operating Company) dated December 22, 1998	(3)[4.4]
4.10	Form of Certificate of Designation of the Powers, Preferences and Relative, Optional and Other Special Rights of the Registrant’s Series AA Preferred Stock	(12)[4.1]
4.11	Form of Certificate of Designation of the Powers, Preferences and Relative, optional and Other Special Rights of the Registrant’s Series A Convertible Preferred Stock	(12)[4.2]
10.1	Asset Exchange Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(22)[10.1]
10.2	Transition Services Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(22)[10.2]
10.3	Master Lease Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(22)[10.3]
10.4	Cordova Option Agreement dated as of December 24, 2002, among AT&T Wireless Services, Inc., AT&T Wireless Services of Alaska, Inc. and Dobson Cellular Systems, Inc.	(22)[10.4]

Exhibit
Numbers	Description	Method of Filing

10.5	Registrant’s 2002 Employee Stock Purchase Plan	(19)[10.1]
10.5.1*	Registrant’s 1996 Stock Option Plan, as amended.	(3)[10.1.1]
10.5.2*	2000-1 Amendment to the DCC 1996 Stock Option Plan.	(7)[10.1.3]
10.5.3*	Dobson Communications Corporation 2000 Stock Option Plan.	(7)[10.1.4]
10.6	Registrant’s 2002 Stock Incentive Plan	(19)[10.2]
10.7.1*	Letter dated June 3, 1996 from Registrant to Bruce R. Knooihuizen describing employment arrangement.	(5)[10.3.2]
10.7.2*	Letter dated October 15, 1996 from Fleet Equity Partners to Justin L. Jaschke regarding director compensation.	(5)[10.3.3]
10.7.3*	Letter dated October 28, 1997 from Registrant to R. Thomas Morgan describing employment arrangement.	(1)[10.3.5]
10.7.4*	Letter dated August 25, 1998 from Registrant to Richard D. Sewell, Jr. describing employment arrangement.	(3)[10.3.6]
10.7.5*	Consulting Agreement dated December 21, 1998 between Registrant and Albert H. Pharis, Jr.	(3)[10.3.7]
10.7.6*	Consulting Agreement dated August 15, 1998 between the Registrant and Russell L. Dobson and Addendum thereto dated October 1, 1998.	(7)[10.3.8]
10.8	General Purchase Agreement dated January 13, 1998 between Lucent Technologies, Inc. and Dobson Cellular Systems, Inc., as amended	(1)[10.4.7]
10.8.1	Amendment No. 1 to General Purchase Agreement between Dobson Cellular Systems and Lucent Technologies, Inc.	(9)[10.4.3]
10.9	Operating Agreement dated January 16, 1998, as amended, between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc.	(7)[10.4.4]
10.9.1	Second Addendum to Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and Dobson Cellular Systems, Inc. and its Affiliates dated May 8, 2002	(18)[10.5.1]
10.10†	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated as of November 16, 2001.	(17)[10.6]
10.10.1†	Amendment No. 1 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated August 5, 2002.	(20)[10.6.1]
10.11	Second Amended and Restated Partnership Agreement of Gila River Cellular General Partnership dated September 30, 1997	(6)[10.8]
10.12	Stockholder and Investor Rights Agreement dated January 31, 2000 among the Registrant and the Shareholders listed therein (without exhibits).	(7)[10.7.2.3]
10.12.1	Amendment No. 1 to Stockholder and Investor rights Agreement among AT&T Wireless Services, Inc., the Registrant, and certain other parties	(12)[10.4]
10.13†	License Agreement dated October 8, 2001 between Dobson Communications Corporations and H.O. Systems, Inc.	(17)[10.9]
10.14*	Form of Dobson Communications Corporation Director Indemnification Agreement.	(7)[10.9]
10.15	Agreement and Plan of Reorganization and Corporation Separation between Dobson Communications Corporation and Logix Communications Enterprises dated January 24, 2000	(7)[10.10]
10.16	Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC between AT&T Wireless JV Co. and Dobson JV Company dated as of February 25, 2000.	(10)[10.1]

Exhibit
Numbers	Description	Method of Filing

10.17	Amended and Restated Supplemental Agreement among AT&T Wireless, Dobson Communications Corporation, Dobson CC Limited Partnership, and other signatories thereto, dated February 25, 2000.	(10)[10.1.1]
10.18	Amended and Restated Management Agreement between Dobson Cellular Systems, Inc. and ACC Acquisition LLC dated as of February 25, 2000.	(10)[10.2]
10.19	Amended and Restated Operating Agreement dated February 25, 2000 by and between AT&T Wireless Services, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(10)[10.3]
10.19.1	Addendum to Amended and Restated Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and ACC Acquisition LLC and its Affiliates dated May 8, 2002	(18)[10.16.1]
10.20	Amended and Restated Operating Agreement dated February 25, 2000 by and between Dobson Cellular Systems, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(10)[10.4]
10.21.1	Stock Purchase Agreement Between AT&T Wireless Services, Inc. and Dobson Communications Corporation dated as of November 6, 2000.	(11)[10.14]
10.21.2	Amendment No. 1 to Stock Purchase Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(12)[10.1]
10.22	Exchange Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(12)[10.2]
10.23	PCS Transfer Rights Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(12)[10.3]
10.24	Asset Purchase Agreement dated October 29, 2001 by and between Dobson Cellular Systems, Inc., and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(15)[10.22]
10.25	Asset Purchase Agreement dated December 6, 2001 by and between Dobson Cellular System, Inc, and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(16)[10.1]
10.26†	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002 between Cingular Wireless, LLC, and its affiliates, and Dobson Cellular Systems, Inc., and its affiliates.	(17)[10.23]
10.27	Master Services Agreement between Dobson Cellular Systems, Inc. and Convergys Information Management Group Inc. dated December 1, 2002.	(21)[10.24]

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-71633), as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed herewith.

(5)	Filed as an exhibit to the Registrant’s Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 15, 1997 and amended on November 6, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-90759), as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 6, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrants’ Registration Statement on Form S-4/A (Registration No. 333-41512), as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 9, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s current report on Form 8-K/A on February 22, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-64916), as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 20, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to the Registrant’s current report on Form 8-K on May 16, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(19)	Filed as an exhibit to the Registrant’s current report on Form 8-K on June 14, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(20)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(21)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(22)	Filed as an exhibit to the Registrant’s current report on Form 8-K on January 7, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

      (b) Reports on Form 8-K

      The Registrant filed a Current Report on form 8-K on January 7, 2003, which reported the Registrant (through Dobson Cellular Systems, Inc., a wholly owned subsidiary) entered into a definitive Exchange Agreement with AT&T Wireless Services, Inc. (“AWS”) to exchange certain wireless properties and assets, under “Item 2. Acquisition or Disposition of Assets”.

      The Registrant filed a Current Report on form 8-K/A on March 5, 2003, which reported the Registrant’s purchase of its Senior Exchangeable Preferred Stock, under “Item 5. Other Events and Required FD Disclosure”. In addition, the Registrant advised that its principal shareholder, Dobson CC Limited Partnership (DCCLP), recently sold an aggregate of 156,900 shares of the Company’s common stock beneficially owned by DCCLP, under “Item 9. Regulation FD Disclosure”.

      The Registrant filed a Current Report on form 8-K/A on March 7, 2003, which reported the Registrant issued a press release on March 5, 2003, which provided general disclosure of the results of operations for the quarter and for its fiscal year ended December 31, 2002, under “ Item 9. Regulation FD Disclosure “.

      The Registrant filed a Current Report on form 8-K on March 31, 2003, which reported the Registrant’s submission to the Securities and Exchange Commission a certification by its Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Registrant’s report on Form 10-K for it’s fiscal year ended December 31, 2002, under “Item 9. Regulation FD Disclosure”.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOBSON COMMUNICATIONS CORPORATION

Date: May 14, 2003

/s/ EVERETT R. DOBSON

Everett R. Dobson
Chairman of the Board and
Chief Executive Officer

Date: May 14, 2003

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

May 14, 2003

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

Bruce R. Knooihuizen
Vice President and Chief Financial Officer

May 14, 2003

INDEX TO EXHIBITS

Exhibit
Numbers	Description	Method of Filing

2.1	Agreement and Plan of Merger dated October 5, 1999 among ACC Acquisition LLC, ACC Acquisition Co. and American Cellular Corporation.	(7)[2.11]
2.2	Agreement and Plan of Recapitalization among Dobson Communications Corporation, Dobson Operating Company, Dobson CC Limited Partnership, Russell L. Dobson, J.W. Childs Equity Partners II, L.P., AT&T Wireless, Inc. and the other stockholders of Dobson Communications Corporation’s Class A Common Stock and Class D Preferred Stock.	(7)[2.15]
3.1	Registrant’s Amended and Restated Certificate of Incorporation.	(7)[3.1]
3.1.1	Registrant’s Certificate of Retirement of Preferred Stock dated January 7, 2003	(4)
3.1.2	Registrant’s Certificate of Retirement of Preferred Stock dated February 4, 2003	(4)
3.2	Registrant’s Amended and Restated By-laws.	(12)[3(ii)]
4.1	Amended, Restated, and Consolidated Revolving Credit and Term Loan Agreement dated as of January 18, 2000 among Dobson Operating Co., L.L.C., Banc of America Securities, LLC, Bank of America, N.A., Lehman Commercial Paper Inc. and TD Securities (USA) Inc., and First Union National Bank and PNC Bank, National Association, and the Lenders.	(7)[4.6]
4.1.1	Amendment, Waiver and Consent to the Dobson Operating Co., L.L.C., Credit Agreement dated as of June 19, 2000 among Dobson Operating Co., L.L.C., as Borrower, Bank of America, N.A., as Administrative Agent, Required Lenders and Guarantors	(8)[10.2]
4.1.2	Amendment and Consent dated November 24, 2000 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(13)[4.3.2]
4.1.3	Amendment and Consent dated May 4, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(17)[4.1.3]
4.1.4	Amendment dated August 1, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(17)[4.1.4]
4.1.5	Amendment dated January 23, 2002 to the Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(17)[4.1.5]
4.2	Indenture dated December 23, 1998 between Dobson/ Sygnet Communications Company, as Issuer, and United States Trust Company of New York, as Trustee.	(2)[4.1]
4.3	Form of Common Stock Certificate.	(7)[4.16]
4.4	Indenture dated June 22, 2000 by the Registrant and United States Trust Company of New York, as Trustee	(8)[4]
4.5	Senior Debt Indenture dated as of July 18, 2001, between the Registrant and The Bank of New York, as Trustee	(14)[4.2]
4.6.1	Subordinated Debt Indenture dated as of July 18, 2001 between the Registrant and The Bank of New York, as Trustee	(14)[4.3]
4.6.2	Certificate of Trust for Dobson Financing Trust	(14)[4.4]
4.7	Declaration of Trust for Dobson Financing Trust	(14)[4.5]
4.8	Indenture dated as February 28, 1997 between the Registrant and United States Trust Company of New York, as Trustee	(5)[4.6]
4.9	Credit agreement among the Agents and Lenders named therein and Sygnet Wireless Inc. (f/k/a Dobson/ Sygnet Operating Company) dated December 22, 1998	(3)[4.4]
4.10	Form of Certificate of Designation of the Powers, Preferences and Relative, Optional and Other Special Rights of the Registrant’s Series AA Preferred Stock	(12)[4.1]
4.11	Form of Certificate of Designation of the Powers, Preferences and Relative, optional and Other Special Rights of the Registrant’s Series A Convertible Preferred Stock	(12)[4.2]

Exhibit
Numbers	Description	Method of Filing

10.1	Asset Exchange Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(22)[10.1]
10.2	Transition Services Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(22)[10.2]
10.3	Master Lease Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(22)[10.3]
10.4	Cordova Option Agreement dated as of December 24, 2002, among AT&T Wireless Services, Inc., AT&T Wireless Services of Alaska, Inc. and Dobson Cellular Systems, Inc.	(22)[10.4]
10.5	Registrant’s 2002 Employee Stock Purchase Plan	(19)[10.1]
10.5.1*	Registrant’s 1996 Stock Option Plan, as amended.	(3)[10.1.1]
10.5.2*	2000-1 Amendment to the DCC 1996 Stock Option Plan.	(7)[10.1.3]
10.5.3*	Dobson Communications Corporation 2000 Stock Option Plan.	(7)[10.1.4]
10.6	Registrant’s 2002 Stock Incentive Plan	(19)[10.2]
10.7.1*	Letter dated June 3, 1996 from Registrant to Bruce R. Knooihuizen describing employment arrangement.	(5)[10.3.2]
10.7.2*	Letter dated October 15, 1996 from Fleet Equity Partners to Justin L. Jaschke regarding director compensation.	(5)[10.3.3]
10.7.3*	Letter dated October 28, 1997 from Registrant to R. Thomas Morgan describing employment arrangement.	(1)[10.3.5]
10.7.4*	Letter dated August 25, 1998 from Registrant to Richard D. Sewell, Jr. describing employment arrangement.	(3)[10.3.6]
10.7.5*	Consulting Agreement dated December 21, 1998 between Registrant and Albert H. Pharis, Jr.	(3)[10.3.7]
10.7.6*	Consulting Agreement dated August 15, 1998 between the Registrant and Russell L. Dobson and Addendum thereto dated October 1, 1998.	(7)[10.3.8]
10.8	General Purchase Agreement dated January 13, 1998 between Lucent Technologies, Inc. and Dobson Cellular Systems, Inc., as amended	(1)[10.4.7]
10.8.1	Amendment No. 1 to General Purchase Agreement between Dobson Cellular Systems and Lucent Technologies, Inc.	(9)[10.4.3]
10.9	Operating Agreement dated January 16, 1998, as amended, between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc.	(7)[10.4.4]
10.9.1	Second Addendum to Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and Dobson Cellular Systems, Inc. and its Affiliates dated May 8, 2002	(18)[10.5.1]
10.10†	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated as of November 16, 2001.	(17)[10.6]
10.10.1†	Amendment No. 1 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated August 5, 2002.	(20)[10.6.1]
10.11	Second Amended and Restated Partnership Agreement of Gila River Cellular General Partnership dated September 30, 1997	(6)[10.8]
10.12	Stockholder and Investor Rights Agreement dated January 31, 2000 among the Registrant and the Shareholders listed therein (without exhibits).	(7)[10.7.2.3]
10.12.1	Amendment No. 1 to Stockholder and Investor rights Agreement among AT&T Wireless Services, Inc., the Registrant, and certain other parties	(12)[10.4]
10.13†	License Agreement dated October 8, 2001 between Dobson Communications Corporations and H.O. Systems, Inc.	(17)[10.9]
10.14*	Form of Dobson Communications Corporation Director Indemnification Agreement.	(7)[10.9]

Exhibit
Numbers	Description	Method of Filing

10.15	Agreement and Plan of Reorganization and Corporation Separation between Dobson Communications Corporation and Logix Communications Enterprises dated January 24, 2000	(7)[10.10]
10.16	Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC between AT&T Wireless JV Co. and Dobson JV Company dated as of February 25, 2000.	(10)[10.1]
10.17	Amended and Restated Supplemental Agreement among AT&T Wireless, Dobson Communications Corporation, Dobson CC Limited Partnership, and other signatories thereto, dated February 25, 2000.	(10)[10.1.1]
10.18	Amended and Restated Management Agreement between Dobson Cellular Systems, Inc. and ACC Acquisition LLC dated as of February 25, 2000.	(10)[10.2]
10.19	Amended and Restated Operating Agreement dated February 25, 2000 by and between AT&T Wireless Services, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(10)[10.3]
10.19.1	Addendum to Amended and Restated Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and ACC Acquisition LLC and its Affiliates dated May 8, 2002	(18)[10.16.1]
10.20	Amended and Restated Operating Agreement dated February 25, 2000 by and between Dobson Cellular Systems, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(10)[10.4]
10.21.1	Stock Purchase Agreement Between AT&T Wireless Services, Inc. and Dobson Communications Corporation dated as of November 6, 2000.	(11)[10.14]
10.21.2	Amendment No. 1 to Stock Purchase Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(12)[10.1]
10.22	Exchange Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(12)[10.2]
10.23	PCS Transfer Rights Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(12)[10.3]
10.24	Asset Purchase Agreement dated October 29, 2001 by and between Dobson Cellular Systems, Inc., and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(15)[10.22]
10.25	Asset Purchase Agreement dated December 6, 2001 by and between Dobson Cellular System, Inc, and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(16)[10.1]
10.26†	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002 between Cingular Wireless, LLC, and its affiliates, and Dobson Cellular Systems, Inc., and its affiliates.	(17)[10.23]
10.27	Master Services Agreement between Dobson Cellular Systems, Inc. and Convergys Information Management Group Inc. dated December 1, 2002.	(21)[10.24]

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-71633), as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed herewith.

(5)	Filed as an exhibit to the Registrant’s Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 15, 1997 and amended on November 6, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-90759), as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 6, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrants’ Registration Statement on Form S-4/A (Registration No. 333-41512), as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 9, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s current report on Form 8-K/A on February 22, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-64916), as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 20, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to the Registrant’s current report on Form 8-K on May 16, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(19)	Filed as an exhibit to the Registrant’s current report on Form 8-K on June 14, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(20)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(21)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(22)	Filed as an exhibit to the Registrant’s current report on Form 8-K on January 7, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.