Form 10-Q
period 2003-06-30
DOBSON COMMUNICATIONS CORP
filed 2003-08-14
CIK 1035985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003
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

      As of August 1, 2003, there were 67,997,352 shares of registrant’s $.001 par value Class A Common Stock outstanding and 22,426,544 shares of the registrant’s $.001 par value Class B Common Stock outstanding.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

Item
Number		Page

PART I. FINANCIAL INFORMATION
1	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	2
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2003 and 2002	3
	Condensed Consolidated Statements of Stockholders’ Deficit for the Six Months Ended June 30, 2003	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002	5
	Notes to Condensed Consolidated Financial Statements	6
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
3	Quantitative and Qualitative Disclosure about Market Risk	30
4	Controls and Procedures	31
PART II. OTHER INFORMATION
1	Legal Proceedings	32
2	Changes in Securities and Use of Proceeds	32
3	Defaults Upon Senior Securities	32
4	Submission of Matters to a Vote of Security Holders	32
5	Other Information	32
6	Exhibits and Reports on Form 8-K	33

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$256,184,604	$294,202,659
Restricted cash and investments	7,144,800	7,098,254
Accounts receivable	74,627,455	58,632,227
Inventory	13,721,401	6,193,855
Prepaid expenses and other	9,622,383	6,044,660

Total current assets	361,300,643	372,171,655

PROPERTY, PLANT AND EQUIPMENT, net	318,181,858	271,702,926

OTHER ASSETS:
Receivables-affiliate	4,797,787	784,284
Restricted assets	3,715,339	7,098,253
Wireless license acquisition costs	1,128,273,210	1,035,547,289
Deferred financing costs, net	45,101,591	49,950,466
Other intangibles, net	12,211,746	18,796,563
Goodwill	43,329,974	—
Deposits	2,144,963	1,914,800
Other non-current assets	24,995,503	25,249,272
Assets of discontinued operations	—	178,056,420

Total other assets	1,264,570,113	1,317,397,347

Total assets	$1,944,052,614	$1,961,271,928

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$71,195,623	$52,105,963
Accrued expenses	20,804,419	19,714,006
Accrued interest	21,843,554	24,515,509
Deferred revenue and customer deposits	13,956,509	12,837,967
Current portion of long-term debt	62,633,437	50,704,238
Accrued dividends payable	13,128,141	37,251,136
Current portion of obligations under capital leases	962,600	1,324,267

Total current liabilities	204,524,283	198,453,086

OTHER LIABILITIES:
Long-term debt, net of current portion	1,175,410,214	1,222,435,718
Deferred tax liabilities	130,910,967	51,801,039
Minority interest	7,430,265	7,891,901
Other non-current liabilities	387,642	2,610,029
Liabilities of discontinued operations	—	62,808,416
Commitments (Note 9)
Senior exchangeable preferred stock, net	524,900,460	558,343,563
Series AA Preferred Stock	—	200,000,000
STOCKHOLDERS’ DEFICIT:
Class A Common Stock, $.001 par value, 175,000,000 shares authorized and 72,558,232 and 39,700,968 issued at June 30, 2003 and December 31, 2002, respectively	72,558	39,701
Class B Common Stock, $.001 par value, 70,000,000 shares authorized and 22,426,544 and 54,977,481 shares issued June 30, 2003 and December 31, 2002, respectively	22,427	54,978
Class C Common Stock, $.001 par value, 4,226 shares authorized and zero shares issued at June 30, 2003 and December 31, 2002	—	—
Class D Common Stock, $.001 par value, 33,000 shares authorized and zero shares issued at June 30, 2003 and December 31, 2002	—	—
Paid-in capital	892,736,421	674,023,222
Retained deficit	(966,146,806)	(989,852,500)
Accumulated other comprehensive loss, net of income tax benefit of $662,381 at December 31, 2002	—	(1,080,726)
Less 4,638,274 and 4,569,131 common shares held in treasury, at cost at June 30, 2003 and December 31, 2002, respectively	(26,195,817)	(26,256,499)

Total stockholders’ deficit	(99,511,217)	(343,071,824)

Total liabilities and stockholders’ deficit	$1,944,052,614	$1,961,271,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
OPERATING REVENUE:
Service revenue	$93,613,869	$86,866,947	$180,918,704	$166,082,819
Roaming revenue	54,425,903	51,273,400	99,825,737	95,242,368
Equipment and other revenue	6,202,450	4,205,400	11,590,558	8,281,849

Total operating revenue	154,242,222	142,345,747	292,334,999	269,607,036

OPERATING EXPENSES:
Cost of service (exclusive of items shown separately below)	35,802,938	38,700,930	68,577,607	75,540,719
Cost of equipment	9,946,860	10,340,794	18,979,020	20,444,441
Marketing and selling	15,347,216	17,457,372	29,805,151	33,856,007
General and administrative	17,435,529	17,653,227	35,356,401	35,061,589
Depreciation and amortization	22,468,291	20,156,443	43,582,555	39,444,885

Total operating expenses	101,000,834	104,308,766	196,300,734	204,347,641

OPERATING INCOME	53,241,388	38,036,981	96,034,265	65,259,395

OTHER (EXPENSE) INCOME:
Interest expense	(24,073,826)	(28,413,844)	(48,732,374)	(57,099,207)
Other income, net	2,536,951	1,531,017	4,496,447	2,690,583

INCOME BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	31,704,513	11,154,154	51,798,338	10,850,771
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(1,785,369)	(1,507,216)	(3,404,820)	(2,922,896)
LOSS FROM INVESTMENT IN JOINT VENTURE	—	(177,158,196)	—	(184,380,882)

INCOME (LOSS) BEFORE INCOME TAXES	29,919,144	(167,511,258)	48,393,518	(176,453,007)
Income tax (expense) benefit	(11,368,155)	56,374,167	(18,388,416)	57,027,411

INCOME (LOSS) FROM CONTINUING OPERATIONS	18,550,989	(111,137,091)	30,005,102	(119,425,596)
DISCONTINUED OPERATIONS: (Note 4)
Income from discontinued operations, net of income tax expense of $2,210,266 for the three months ended 2003, $1,773,612 for the three months ended 2002, $4,411,839 for the six months ended 2003 and $6,220,270 for the six months ended 2002	3,606,223	2,893,788	7,198,263	10,148,861
Loss from discontinued operations from investment in joint venture	—	—	—	(326,955)
Gain from disposal of discontinued operations, net of income tax expense of $16,859,455 in 2003 and $59,164,138 in 2002	27,507,533	—	27,507,533	88,314,922
Gain from sale of discontinued operations from investment in joint venture	—	—	—	6,736,056

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:	49,664,745	(108,243,303)	64,710,898	(14,552,712)
Cumulative effect of change in accounting principle, net of income tax benefit of $20,406,000 (Note 11)	—	—	—	(33,294,000)
Cumulative effect of change in accounting principle from investment in joint venture	—	—	—	(140,820,000)

NET INCOME (LOSS)	49,664,745	(108,243,303)	64,710,898	(188,666,712)
Dividends on preferred stock	(20,013,220)	(23,860,194)	(40,542,872)	(46,860,374)
Gain on redemption of preferred stock	196,264,172	—	219,878,697	—

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$225,915,697	$(132,103,497)	$244,046,723	$(235,527,086)

BASIC NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE:
Continuing operations	0.21	(1.22)	0.33	(1.31)
Discontinued operations	0.34	0.03	0.39	1.15
Change in accounting principle	—	—	—	(1.91)
Dividends on and redemption of preferred stock	1.95	(0.26)	1.99	(0.51)

BASIC NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$2.50	$(1.45)	$2.71	$(2.58)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	90,254,127	90,806,645	90,183,364	91,222,067

DILUTED NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$2.43	$(1.45)	$2.64	$(2.58)

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	92,896,931	90,806,645	92,377,978	91,222,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Six Months Ended June 30, 2003

		Stockholders’ Deficit

		Class A		Class B				Accumulated
		Common Stock		Common Stock				Other		Total
	Comprehensive					Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Income	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock at Cost	Deficit

	(Unaudited)
DECEMBER 31, 2002	—	39,700,968	$39,701	54,977,481	$54,978	$674,023,222	$(989,852,500)	$(1,080,726)	$(26,256,499)	$(343,071,824)
Net income	$64,710,898	—	—	—	—	—	64,710,898	—	—	64,710,898
Amounts related to hedged transactions reclassified into earnings, net of tax	1,382,213	—	—	—	—	—	—	1,382,213	—	1,382,213
Change in fair value of hedge transactions, net of tax	(301,487)	—	—	—	—	—	—	(301,487)	—	(301,487)

Total comprehensive income	$65,791,624

Increase in subscription receivable		—	—	—	—	46,258	—	—	—	46,258
Preferred stock dividends		—	—	—	—	—	(40,542,872)	—	—	(40,542,872)
Issuance of common stock		32,857,264	32,857	(32,550,937)	(32,551)	281,141	—	—	—	281,447
Purchase of treasury stock, at cost		—	—	—	—	—	—	—	(421,379)	(421,379)
Issuance of treasury stock		—	—	—	—	—	(462,332)	—	482,061	19,729
Additional paid in capital from redemption of preferred stock		—	—	—	—	218,385,800	—	—	—	218,385,800

JUNE 30, 2003		72,558,232	$72,558	22,426,544	$22,427	$892,736,421	$(966,146,806)	$—	$(26,195,817)	$(99,511,217)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2003	2002

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$30,005,102	$(119,425,596)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects of acquisitions —
Depreciation and amortization	43,582,555	39,444,885
Amortization of bond premium and financing costs	4,646,418	5,466,004
Deferred income taxes	23,056,091	(47,206,469)
Cash provided by operating activities of discontinued operations	7,837,484	3,007,582
Gain on disposition of assets, net	218,702	365,070
Minority interests in income of subsidiaries	3,404,820	2,922,896
Loss from investment in joint venture	—	184,380,882
Accrued dividend income	—	(2,261,747)
Changes in current assets and liabilities —
Accounts receivable	(4,109,369)	74,179
Inventory	(7,390,829)	1,407,721
Prepaid expenses and other	(3,906,882)	(1,106,163)
Accounts payable	9,794,232	(7,539,072)
Accrued expenses	(4,364,764)	(8,848,123)
Deferred revenue and customer deposits	336,338	512,305

Net cash provided by operating activities	103,109,898	51,194,354

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(50,266,366)	(37,709,422)
(Increase) decrease in receivable-affiliates	(3,730,397)	115,576
Proceeds from sale of property, plant, and equipment	12,802	157,722
Refund of funds held in escrow for contingencies on sold assets	7,094,075	91,205,000
Cash used in investing activities from discontinued operations	(316,250)	(5,059,652)
Net proceeds from sale of discontinued operations	—	335,619,711
Other investing activities	(6,681,953)	(2,377,567)

Net cash (used in) provided by investing activities	(53,888,089)	381,951,368

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	336,000,000
Repayments of long-term debt	(35,182,596)	(676,460,530)
Distributions to partners	(3,866,457)	(3,151,254)
Preferred stock dividends	(10,844,251)	—
Redemption of exchangeable preferred stock	(36,592,475)	—
Purchase of treasury stock	(421,379)	(7,470,921)
Other financing activities	(332,706)	(839,844)

Net cash used in financing activities	(87,239,864)	(351,922,549)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(38,018,055)	81,223,173
CASH AND CASH EQUIVALENTS, beginning of period	294,202,659	161,236,136

CASH AND CASH EQUIVALENTS, end of period	$256,184,604	$242,459,309

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest, net of amounts capitalized	$48,044,767	$62,030,684
Income taxes	3,563,775	2,611,861
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock dividend paid through the issuance of preferred stock	$24,185,000	$38,715,000
Transfer of fixed assets to affiliates	227,453	407,403
Net property and equipment acquired through exchange	8,424,439	—
Net wireless acquisition costs disposed through exchange	(50,462,667)	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      The condensed consolidated balance sheets of Dobson Communications Corporation (“DCC”) and subsidiaries (collectively with DCC, the “Company”) as of June 30, 2003, the condensed consolidated statement of operations for the three and six months ended June 30, 2003 and 2002, the condensed consolidated statement of stockholders’ deficit for the six months ended June 30, 2003 and the condensed consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

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

      The Company, through its predecessors, was organized in 1936 as Dobson Telephone Company and adopted its current organizational structure in 2000. The Company is a provider of rural and suburban wireless telephone services in portions of Alaska, Arizona, Kansas, Maryland, Michigan, Missouri, New York, Ohio, Oklahoma, Pennsylvania, Texas and West Virginia.

      The Company operates in one business segment pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

2.	Investment in Unconsolidated Joint Venture

      The Company owns a 50% interest in a joint venture that owns American Cellular Corporation (“American Cellular”). This investment is accounted for on the equity method. Beginning on June 30, 2002 and continuing through June 30, 2003, American Cellular failed to comply with a financial covenant in its senior credit facility, which requires that American Cellular not exceed a certain total debt leverage ratio. Due to factors and circumstances impacting American Cellular, American Cellular concluded that it was necessary to re-evaluate its carrying value of its goodwill and indefinite life intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Based on re-evaluations, American Cellular concluded that there was an impairment of its goodwill at June 30, 2002 and December 31, 2002. As a result, American Cellular recognized an impairment loss totaling $377.0 million, at June 30, 2002, and an additional impairment loss of $423.9 million, at December 31, 2002. After recognizing its 50% interest of the impairment at June 30, 2002, the Company’s investment in the joint venture was written down to zero. Therefore, the additional impairment loss of $423.9 million at December 31, 2002, did not impact the Company’s results of operations or financial condition. The Company does not guarantee any of American Cellular’s obligations. Until future cumulative earnings, if any, are earned at American Cellular to restore American Cellular’s equity, the Company will not record its pro rata share of American Cellular’s operations.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the significant financial information for ACC Acquisition LLC and its subsidiary, American Cellular, as of June 30, 2003 and December 31, 2002, and for the three and six months periods ended June 30, 2003 and June 30, 2002:

	June 30,	December 31,
	2003	2002

	($ in thousands)
Current assets	$80,802	$102,199
Property, plant and equipment, net	184,788	185,935
Intangible assets	907,835	915,845
Other assets	585	5,939
Current liabilities	1,627,186	1,659,503
Preferred stock	35,000	35,000
Other liabilities	42,947	43,690
Members’ deficit	(531,124)	(528,275)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	($ in thousands)		($ in thousands)
Operating revenue	$116,937	$115,810	$223,426	$215,693
Operating income	35,633	30,301	62,556	49,126
Impairment of goodwill	—	(377,000)	—	(377,000)
Income (loss) from continuing operations	2,103	(381,616)	(303)	(394,947)
Income from discontinued operations and sale of discontinued operations, net	—	—	—	12,818
Cumulative effect of change in accounting principle, net	—	—	—	(281,640)
Dividends	(1,292)	(1,148)	(2,546)	(2,262)
Net income (loss) applicable to members	811	(382,764)	(2,849)	(666,031)

      American Cellular’s credit facility includes a financial covenant requiring American Cellular not to exceed a certain total debt leverage ratio. As described above, American Cellular was not in compliance with this covenant at June 30, 2002 and has continued to be out of compliance through June 30, 2003. The lenders presently have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under its credit facility. Acceleration under the credit facility would allow the holders of American Cellular’s senior subordinated notes to declare the principal and interest of the senior subordinated notes immediately due and payable. American Cellular would then be required to either refinance the debt or repay the amounts due. To date, no such acceleration has occurred. On June 30, 2002 and continuing through June 30, 2003, American Cellular has classified all of its long-term debt as current. Unless such non-compliance is resolved, there continues to be substantial doubt about American Cellular’s ability to continue as a going concern, as expressed in the independent auditors report on American Cellular’s 2002 and 2001 financial statements. Also as a result of American Cellular’s non-compliance, beginning in October 2002, all borrowings under its credit facility are only available based on prime rate, which has increased American Cellular’s borrowing rate.

      On July 14, 2003, the Company and American Cellular initiated a plan to restructure American’s indebtedness and equity ownership. Pursuant to this plan, the Company and American Cellular commenced simultaneous exchange offers for American Cellular’s existing 9.5% senior subordinated notes due 2009 (the “existing notes”) and solicitation of consents and votes for a pre-packaged bankruptcy plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Pre-Packaged Plan”) in the event the requirements of

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the restructuring plan are not satisfied. In connection with the restructuring plan, holders of the existing notes who tender their notes will receive an aggregate of up to 45.1 million shares of the Company’s class A common stock, 700,000 shares of the Company’s convertible preferred stock with a maximum aggregate liquidation preference of $125 million, convertible into a maximum of 14.3 million shares of the Company’s class A common stock, and up to $50.0 million in cash in exchange for their existing notes. Under the terms of the restructuring plan, if the requisite holders of the existing notes did not agree to the restructuring plan, American Cellular would proceed to the Pre-Packaged Plan if American Cellular had the approval of holders of existing notes representing at least 66.67% of the outstanding aggregate principle amount of the existing notes that actually vote on the Pre-Packaged Plan and the approval of holders representing at least a majority in number of the holders of the existing notes who actually vote on the Pre-Packaged Plan. Pursuant to the Pre-Packaged Plan, holders of American Cellular’s existing notes would receive the same consideration as they would have received in the restructuring plan. Upon consummation of the restructuring plan, American Cellular would become a wholly-owned, indirect subsidiary of the Company.

      On August 13, 2003, the Company and American Cellular jointly announced that they have accepted all of the existing notes that were tendered in connection with the proposed restructuring plan. As a condition of the restructuring plan, holders of at least 99.5% of the aggregate principal amount of American Cellular’s outstanding notes were required to accept the exchange offer and tender their notes, unless the Company and American Cellular agreed to a lesser participation. As of August 13, 2003 the Company stated that 97.4% of the outstanding principal amount of American Cellular’s notes had been tendered, thus, the Company and American Cellular determined to waive the 99.5% acceptance requirement, and accept all notes tendered, and to proceed with the consummation of the restructuring plan. Even though American Cellular also received substantially more than the required vote for its prepackaged plan of reorganization, the Company and American Cellular do not intend to pursue the restructuring through the Pre-Packaged Plan of reorganization for American Cellular. The Company expects to close the exchange transaction on August 18, 2003, or as soon thereafter as is practicable.

      The Company has agreed to file a re-sale shelf registration statement for the new class A common and preferred stock within 20 days of the closing of the exchange.

      Also related to the restructuring, on August 8, 2003, American Cellular and ACC Escrow Corp., a recently formed, wholly-owned, indirect subsidiary of the Company, completed the private offering of $900 million aggregate principal amount of 10% senior notes due 2011. The senior notes were issued at par on August 8, 2003, by ACC Escrow Corp. ACC Escrow was organized to merge into American Cellular as part of the restructuring plan. The net proceeds of the note offering were placed in escrow. Upon consummation of the restructuring plan, including the merger, the net proceeds from the offering will be used to fully repay American Cellular’s existing bank credit facility and to pay expenses of the restructuring. The Company is not a guarantor for these senior notes.

      American Cellular expects to enter into a new senior credit facility, to be secured by certain of its assets, with availability up to $30 million. However, American Cellular does not currently have commitments for any such facility.

3.	Market Swap

      On June 17, 2003, the Company completed the exchange of its two remaining wireless properties in California for two AT&T Wireless properties in Alaska. As a part of this transaction, AT&T Wireless transferred to the Company all of the Company’s Series AA preferred stock that it previously held. Upon the transfer of the Series AA preferred stock, the Company cancelled this issue.

      The cost of the acquired Alaska assets was $126.0 million. As part of the exchange agreements, Dobson and AT&T agreed to make or receive a payment based on relative working capital balances for the affected

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

markets. As of the market swap date, the Company estimates a payment of $10.2 million would be required. The Company has determined a preliminary purchase price allocation and will finalize in future periods when the determination of final tax basis and the fair value of assets acquired and liabilities assumed is completed. The acquired Alaska assets are now consolidated with the Company’s consolidated financial statements. The assets and liabilities acquired on June 17, 2003 for the two Alaska properties are appropriately reflected in our financial statements as follows:

June 17, 2003

($ in thousands)
Current assets	$12,553
Property, plant and equipment, net	33,251
Wireless license acquisition costs, net	92,749
Goodwill	43,330

Total assets	$181,883

Current liabilities	$13,760
Deferred tax liabilities	38,532
Equity	129,591

Total liabilities and equity	$181,883

      The Company has reclassified its financial statements to reflect the operations of its California properties as discontinued operations, see Note 4 below.

4.	Discontinued Operations

      On June 17, 2003, the Company exchanged its California properties, as described above. In addition, the Company sold three wireless properties to Verizon Wireless for a total purchase price of $263.0 million. These properties include California 7 RSA, Ohio 2 RSA and Georgia 1 RSA. On February 28, 2002, the Company completed another transaction with Verizon Wireless in which the Company sold its 75% ownership interest in Arizona 5 RSA for a total purchase price of $85.0 million. In addition, on February 8, 2002, two wholly-owned, indirect subsidiaries of the Company’s 50% owned joint venture, American Cellular, sold Tennessee 4 RSA to Verizon Wireless for a total purchase price of $202.0 million. Proceeds from these transactions were primarily used to pay down bank debt. The Company’s financials have been reclassified to reflect the swap of these properties with AT&T and the sale of these properties to Verizon Wireless as discontinued operations in the condensed consolidated financial statements.

      Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the condensed consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the markets being sold as discontinued operations. The assets and liabilities of such operations have been classified as “Assets of discontinued operations” and “Liabilities of discontinued

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations,” respectively, on the December 31, 2002 condensed consolidated balance sheet and consist of the following:

December 31,
2002

($ in thousands)
Current assets	$5,749
Property, plant and equipment, net	29,023
Wireless license acquisition costs, net	143,212
Other assets	72

Total assets of discontinued operations	$178,056

Current liabilities	$3,472
Minority interest	1,397
Deferred tax liabilities	57,939

Total liabilities of discontinued operations	$62,808

      The net income from discontinued operations was classified on the condensed consolidated statement of operations as “Income from discontinued operations.” For the six months ended June 30, 2002, these discontinued operations included both the results of operations for the properties sold to Verizon and the California properties included in the swap with AT&T Wireless. As for the three months ended June 30, 2003, the three months ended June 30, 2002 and the six months ended June 30, 2003, only the California properties are included. Summarized results of discontinued operations are as follows:

	2003		2002

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,

	($ in thousands)		($ in thousands)
Operating revenue	15,112	31,964	17,535	45,969
Income before income taxes	5,816	11,610	4,667	16,369
Income tax provision	(2,210)	(4,412)	(1,773)	(6,220)
Income from discontinued operations	3,606	7,198	2,894	10,149

      The long-term debt of the Company is at the consolidated level and is not reflected by each individual market. Thus, the Company has allocated a portion of interest expense to the discontinued operations to properly reflect the interest that was incurred to finance the operations for these markets. The interest expense allocated to these operations was $1.0 million for the three months ended June 30, 2003, $2.2 million for the six months ended June 30, 2003, $1.8 million for the three months ended June 30, 2002 and $5.5 million for the six months ended June 30, 2002.

      The Company completed the sale of Ohio 2 RSA, California 7 RSA and Georgia 1 RSA on February 8, 2002 and the sale of Arizona 5 RSA on February 28, 2002, and recorded income from discontinued operations totaling $5.1 million, net of tax expense, for the six months ended June 30, 2002, and recorded the related gains on the sale totaling $88.3 million, net of tax expense, for the six months ended June 30, 2002.

      The Company completed the exchange of its two remaining California properties with AT&T Wireless on June 17, 2003, and recorded income from discontinued operations of $7.2 million, net of tax expense, for the six months ended June 30, 2003, and $5.0 million, net of tax expense, for the six months ended June 30, 2002. In addition, during the six months ended June 30, 2003, the Company recognized a gain in net income on the exchange, which totaled approximately $27.5 million, net of tax expense. As part of the consideration for this

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction, AT&T Wireless transferred to the Company all of the Company’s Series AA preferred stock, which had a fair value that was substantially lower than the carrying value, thus resulting in a gain. This gain of $196.3 million is reflected in the Company’s income applicable to common stockholders as a gain on redemption of preferred stock.

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

      American Cellular also allocated a portion of interest expense to their discontinued operations to properly reflect the interest that was incurred by American Cellular to finance the operations of its Tennessee 4 RSA market. The interest expense allocated to this market was $1.0 million for the period from January 1, 2002 through February 8, 2002, the date of disposition.

      American Cellular completed the sale of Tennessee 4 RSA on February 8, 2002 and recorded operating losses incurred through February 8, 2002, and the related gain on the sale totaling approximately $12.8 million, net of tax expense.

5.	Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor and materials overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense for the six months ended June 30, 2003 and 2002 totaled $37.0 million and $32.2 million. Listed below are the gross property, plant and equipment amounts and the related accumulated depreciation for the periods described.

	June 30,	December 31,
	2003	2002

	($ in thousands)
Gross property, plant and equipment	$553,267	$469,933
Accumulated depreciation	(235,085)	(198,230)

Property, plant and equipment, net	$318,182	$271,703

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Long-Term Debt

      The Company’s long-term debt consisted of the following:

	June 30,	December 31,
	2003	2002

	($ in thousands)
Credit facilities	$751,199	$786,382
Dobson/ Sygnet senior notes	188,500	188,500
DCC 10.875% senior notes, net of discount	298,324	298,238
DCC 11.75% senior notes	20	20

Total debt	1,238,043	1,273,140
Less — Current maturities	62,633	50,704

Total long-term debt	$1,175,410	$1,222,436

      On September 30, 2002, the Company purchased $11.5 million principal amount of senior notes issued by the Company’s subsidiary, Dobson/ Sygnet Communications Company (“Dobson/ Sygnet”) for the purchase price of $8.9 million. This repurchase resulted in a reduction of the Company’s total outstanding debt and a gain from extinguishment of debt of $2.2 million after the write off of related deferred financing costs.

Interest Rate Hedges

      The Company pays interest on its bank credit facilities based on a variable factor, such as LIBOR or prime rate. The Company will from time-to-time enter into derivative contracts to reduce exposure against rising interest rates.

      The Company had entered into a $135.0 million derivative contract on the Dobson Operating Co., L.L.C. (“DOC LLC”) credit facility whereby the interest rate was fixed at 6.9% plus a factor based on DOC LLC’s leverage. The derivative contract expired in April 2003. Additionally, the Company had entered into a $190.0 million derivative contract and a $300.0 million derivative contract on the DOC LLC credit facility which both expired during 2002.

      The Company’s accumulated other comprehensive loss, net of income tax benefit, was $1.1 million as of December 31, 2002 and had decreased to zero at June 30, 2003. These contracts were reclassified from other comprehensive income and expensed in the statement of operations during 2002 and 2003.

Debt of DCCLP

      On May 19, 2003, the Company’s principal stockholder DCCLP, and certain of its affiliates, entered into a new credit agreement with Bank of America, N.A. This credit agreement, which matures in May 2006, had an aggregate principal amount outstanding of $60 million as of June 30, 2003. To secure their obligations under this credit agreement, DCCLP and its affiliates individually pledged certain assets, which included beneficial ownership of shares of the Company’s class A and class B common stock. However, the new agreement eliminates the risk of a change of control of the Company related to possible future default on the DCCLP loan as DCCLP has retained a sufficient number of shares of the Company’s class B common stock that are no longer pledged as collateral for DCCLP’s loan from Bank of America, so that a default under the new credit agreement would not result in a change of control of the Company. As a result, the substantial doubt that existed as of December 31, 2002 and March 31, 2003 regarding the Company’s ability to continue operating as a going concern no longer exists. Under the terms of its new agreement with Bank of America, DCCLP transferred 32.5 million shares of the Company’s class A common stock to Bank of America. On July 18, 2003, an affiliate of Bank of America entered into agreements to sell 4.0 million shares of the

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s class A common stock, which had been acquired by the Bank as part of the loan restructuring between the Bank and DCCLP in May of 2003. These sales constitute a “Release Event,” as defined in the credit agreement. As a result, Bank of America has released its lien on an additional 1.5 million class B shares owned by DCCLP. Any future sale of class A common shares held by Bank of America will be subject to certain restrictions until May 2006.

7.	Redeemable Preferred Stock

      As of June 30, 2003 and December 31, 2002, the Company’s authorized and outstanding Preferred Stock was as follows:

		Number of	Number of					Other
		Shares	Shares					Features,
	Number of	Outstanding at	Outstanding at			Liquidation	Mandatory	Rights,
	Shares	June 30,	December 31,	Par Value		Preference	Redemption	Preferences
Class	Authorized	2003	2002	Per Share	Dividends	Per Share	Date	and Powers

Senior Exchangeable	693,713	354,098	374,941	$1.00	12.25% Cumulative	$1,000	Jan. 15, 2008	Non-voting
Senior Exchangeable	431,272	183,601	198,780	$1.00	13% Cumulative	$1,000	May 1, 2009	Non-voting
Series AA	—	—	200,000	$1.00	5.96% Cumulative	$1,000	Feb. 8, 2011	Non-voting
Class E	40,000	—	—	$1.00	15% Cumulative	$1,131.92	Dec. 23, 2010	Non-voting
Other	4,835,015	—	—	$1.00	—	—	—	—

	6,000,000	537,699	773,721

      During the six months ended June 30, 2003, the Company repurchased a total of $32.7 million carrying value of its 12.25% senior exchangeable preferred stock and $27.5 million carrying value of its 13% senior exchangeable preferred stock. The preferred stock repurchase totaled 60,207 shares for $36.6 million, all of which were canceled by March 31, 2003. This repurchase resulted in an excess of carrying value over repurchase price of preferred stock totaling $23.6 million. The excess of carrying value over repurchase price has been included in net income applicable to common stockholders.

      The Company recorded preferred stock dividends of $40.5 million for the six months ended June 30, 2003 consisting primarily of $10.8 million of cash dividends on its 12.25% senior exchangeable preferred stock and $12.0 million through the issuance of additional shares on its 12.25% senior exchangeable preferred stock, $12.2 million of dividends on its 13% senior exchangeable preferred stock through the issuance of additional shares and $5.5 million of accrued dividends on its Series AA preferred stock.

      Beginning after January 15, 2003, the Company was required to pay dividends in cash on its 12.25% senior exchangeable preferred stock.

      On June 17, 2003 the Company completed an exchange offer with AT&T Wireless that, among other things, resulted in AT&T Wireless transferring to the Company all of its outstanding shares of Series AA preferred stock. Upon receipt of the Series AA preferred stock the Company canceled that issue, including the related accrued dividends. See Note 3 and 4 for further details of this exchange.

8.	Stock-Based Compensation

      The Company accounts for its stock option plans under APB Opinion 25, under which no compensation cost is recognized when options are granted at the market value. The following schedule shows the Company’s net income (loss) and net income (loss) per share for the three and six months ended June 30, 2003 and June 30, 2002, had compensation expense been determined consistent with the SFAS No. 123, “Accounting

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for Stock-Based Compensation”. The pro forma information presented below is based on several assumptions and should not be viewed as indicative of the Company’s future results.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

	($ in thousands, except for		($ in thousands, except for
	per share amounts)		per share amounts)
Net income (loss) applicable to common stockholders:
As reported	$225,916	$(132,103)	$244,047	$(235,527)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(1,782)	(1,361)	(3,564)	(2,723)

Pro forma	$224,134	$(133,464)	$240,483	$(238,250)

Basic net income (loss) applicable to common stockholders per common share:
As reported	$2.50	$(1.45)	$2.71	$(2.58)
Pro forma	$2.48	$(1.47)	$2.67	$(2.61)
Diluted net income (loss) applicable to common stockholders per common share:
As reported	$2.43	$(1.45)	$2.64	$(2.58)
Pro forma	$2.41	$(1.47)	$2.60	$(2.61)

      Subsequent to June 30, 2003, the Company’s Board of Directors adopted and approved a plan whereby options granted under the 2000 Plan could, at the election of the option holder, be exchanged for a specified number of new options to be granted no sooner than January 30, 2004. The period to make the election to exchange these options ended on July 29, 2003. Any new options to be granted would be subject to the same vesting schedule as the surrendered options.

      As of July 29, 2003, all eligible option holders had elected to surrender their old options. Options totaling 2,515,000 shares were surrendered by a total of 65 option holders.

9.	Commitments

      The Company entered into an equipment supply agreement in which the Company agreed to purchase approximately $100.5 million of cell site and switching equipment between November 16, 2001 and July 15, 2005, to update the wireless systems for the newly acquired and existing MSAs and RSAs. Of the commitment, approximately $20.6 million remained at June 30, 2003. The Company expects to fulfill its purchase commitments under this agreement prior to the completion dates.

10.	Contingencies

      The Company is party to various legal actions arising in the normal course of business. None of the actions are believed by management to involve amounts that would be material to the Company’s consolidated financial position, results of operation, or liquidity.

11.	Changes in Accounting Policies and Procedures

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

      Upon implementation of SFAS No. 142, the Company performed a comparison of the carrying amount of its wireless license acquisition costs to the fair value of those assets. For purposes of this comparison, it is the Company’s policy to aggregate its wireless license acquisition costs. The Company determined the fair value of its wireless license acquisition costs based on its estimated future discounted cash flows. Based on the comparison, the Company determined that the carrying amount of its wireless license acquisition costs exceeded their estimated fair value. As a result, the Company recorded a charge, net of income tax benefit, of $33.3 million to reflect the write-down of its wireless license acquisition costs to their fair value and a charge of $140.8 million to reflect its equity in the write-down of the wireless license acquisition costs of its 50% owned joint venture, American Cellular to their fair values. In addition, at June 30, 2002 and continuing through June 30, 2003, American Cellular, failed to comply with the total debt leverage ratio required by its senior credit facility. Due to factors and circumstances impacting American Cellular, American Cellular concluded that it was necessary to re-evaluate the carrying value of its goodwill and its indefinite life intangible assets in accordance with SFAS No. 142. Based on these evaluations at June 30, 2002 and December 31, 2002, American Cellular concluded that there were impairments of its goodwill. Therefore, American Cellular recorded an impairment loss totaling $377.0 million at June 30, 2002, and an additional impairment loss of $423.9 million at December 31, 2002, bringing its total impairment loss on goodwill to $800.9 million for the year ended December 31, 2002. However, after recognizing the Company’s 50% interest in American’s impairment at June 30, 2002, the Company’s investment in the joint venture was written down to zero. Therefore, the additional impairment loss at December 31, 2002, did not impact the Company’s results of operations or financial condition.

12.	Reclassifications

      Certain items have been reclassified in the 2002 consolidated financial statements to conform to the current presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis presents factors, which we believe are relevant to an assessment and understanding of our condensed consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our condensed consolidated financial statements and the related notes.

Overview

      We are one of the largest providers of rural and suburban wireless communications systems in the United States. We began providing wireless telephone services in 1990 in Oklahoma and the Texas Panhandle. We have rapidly expanded our wireless operations with an acquisition strategy targeting underdeveloped rural and suburban areas, which have a significant number of potential customers with substantial needs for wireless communications. At June 30, 2003, our wireless systems covered a population of approximately 6.1 million and we had approximately 867,600 subscribers, with an aggregate market penetration of approximately 14.2%. We serve markets in portions of Alaska, Arizona, Kansas, Maryland, Michigan, Missouri, New York, Ohio, Oklahoma, Pennsylvania, Texas and West Virginia.

      AT&T Wireless and we own American Cellular, through our equally-owned joint venture. As of June 30, 2003, American Cellular’s systems covered a total population of 5.0 million and had approximately 697,500 subscribers, giving American Cellular an aggregate market penetration of 14.0%. We manage American Cellular, whose markets have demographic characteristics similar to ours in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin.

      We accounted for our interest in the American Cellular joint venture using the equity method of accounting. As a result, we have reflected our 50% share of the American Cellular joint venture’s equity in a single line item entitled “Investment in joint venture” in our balance sheet and we have reflected our 50% share of the American Cellular joint venture’s net income or losses in a single line item entitled “Loss from investment in joint venture” in our statement of operations. At June 30, 2002 and continuing through June 30, 2003, American Cellular was not in compliance with its total debt leverage ratio. Due to factors and circumstances impacting American Cellular, American Cellular concluded that it was necessary to re-evaluate the carrying value of its goodwill and indefinite life intangible assets in accordance with Statements of Financial Accounting Standards, or SFAS, No. 142. Based on re-evaluations American Cellular concluded that there were impairments of its goodwill at June 30, 2002 and December 31, 2002. As a result, American Cellular recognized an impairment loss totaling $377.0 million, at June 30, 2002, and an additional impairment loss of $423.9 million at December 31, 2002. After recognizing our 50% ownership of the impairment at June 30, 2002, our investment in the American Cellular joint venture was written down to zero. Therefore, the additional impairment loss of $423.9 million at December 31, 2002, did not impact our results of operations or financial condition. We do not guarantee any of American Cellular’s obligations. Until future cumulative earnings, if any, are earned at American Cellular to restore American Cellular’s equity, we will not record our pro rata share of American Cellular’s results.

      On July 14, 2003, we and American Cellular initiated a plan to restructure American Cellular’s indebtedness and equity ownership. Pursuant to this plan, we and American Cellular commenced simultaneous exchange offers for American Cellular’s existing 9.5% senior subordinated notes due 2009 (the “existing notes”) and solicitation of consents and votes for a pre-packaged bankruptcy plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Pre-Packaged Plan”) in the event the requirements of the restructuring plan are not satisfied. In connection with the restructuring plan, holders of the existing notes who tender their notes will receive an aggregate of up to 45.1 million shares of our class A common stock, 700,000 shares of our convertible preferred stock with a maximum aggregate liquidation preference of $125 million, convertible into a maximum of 14.3 million shares of our class A common stock, and up to $50.0 million in cash in exchange for their existing notes. Under the terms of the restructuring plan, if the requisite holders of the existing notes did not agree to the restructuring plan, American Cellular would proceed to the Pre-Packaged Plan if American Cellular had the approval of holders of existing notes representing at least 66.67% of the outstanding aggregate principle amount of the existing notes that actually vote on the Pre-Packaged

Plan and the approval of holders representing at least a majority in number of the holders of the existing notes who actually vote on the Pre-Packaged Plan. Pursuant to the Pre-Packaged Plan, holders of American Cellular’s existing notes would receive the same consideration as they would have received in the restructuring plan. Upon consummation of the restructuring plan, American Cellular would become our wholly-owned, indirect subsidiary.

      On August 13, 2003, we and American Cellular jointly announced that we have accepted all of the existing notes that were tendered in connection with the proposed restructuring plan. As a condition of the restructuring plan, holders of at least 99.5% of the aggregate principal amount of American Cellular’s outstanding notes were required to accept the exchange offer and tender their notes, unless we and American Cellular agreed to a lesser participation. As of August 13, 2003 we stated that 97.4% of the outstanding principal amount of American Cellular’s notes had been tendered, thus, we and American Cellular determined to waive the 99.5% acceptance requirements, and accept all notes tendered, and to proceed with the consummation of the restructuring plan. Even though American Cellular also received substantially more than the required vote for its prepackaged plan of reorganization, we and American Cellular do not intend to pursue the restructuring through the Pre-Packaged Plan of reorganization for American Cellular. We expect to close the exchange transaction on August 18, 2003, or as soon thereafter as is practicable.

      We have agreed to file a re-sale shelf registration statement for the new class A common and preferred stock within 20 days of the closing of the exchange.

      Also related to the restructuring, on August 8, 2003, American Cellular and ACC Escrow Corp., a recently formed, wholly-owned, indirect subsidiary of us, completed the private offering of $900 million aggregate principal amount of 10% senior notes due 2011. The senior notes were issued at par on August 8, 2003, by ACC Escrow Corp. ACC Escrow was organized to merge into American Cellular as part of the restructuring plan. The net proceeds of the note offering were placed in escrow. Upon consummation of the restructuring plan, including the merger, the net proceeds from the offering will be used to fully repay American Cellular’s existing bank credit facility and to pay expenses of the restructuring. We are not a guarantor for these senior notes.

      American Cellular expects to enter into a new senior credit facility, to be secured by certain of its assets, with availability up to $30 million. However, American Cellular does not currently have commitments for any such facility.

Discontinued Operations

      On June 17, 2003, we completed the exchange of our two remaining wireless properties in California for two AT&T Wireless properties in Alaska. Also, as a part of this transaction, AT&T Wireless transferred to us all of our Series AA preferred stock that it previously held. Upon the transfer of the Series AA preferred stock, we cancelled this issue and AT&T Wireless now owns less than 5.0% of our fully diluted class A common stock. We have reclassified our financial statements to reflect the operations of our California properties as discontinued operations. In addition, as a result of the completion of this transaction on June 17, 2003, the operating results from June 17, 2003 through June 30, 2003 and the assets and liabilities as of June 30, 2003 for the two Alaska properties are appropriately reflected in our financial statements.

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

Subscribers

      Our subscriber base contains three types of subscribers; post-paid, reseller and pre-paid. At June 30, 2003 post-paid subscribers accounted for the largest portion of our subscriber base, at 93.4%. These subscribers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these subscribers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller subscribers are similar to our post-paid subscribers in that they pay monthly fees to utilize our network and services; however, these subscribers are billed by a third party (reseller), who has effectively resold our service to the end user (subscriber). We in turn bill the third party for the monthly usage of the end user. At June 30, 2003 the reseller base accounted for 4.0% of our total subscriber base. Our pre-paid subscribers, which at June 30, 2003 accounted for 2.6% of our subscriber base, are subscribers that pre-pay for an agreed upon amount of usage.

      Our average monthly revenue per subscriber and total gross additions are calculated and reported based only on post-paid subscriber information.

Revenue

      Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

      We derive service revenue by providing wireless services to our subscribers. The industry has experienced declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. The yield on our service revenue (service revenue divided by subscriber minutes-of-use) was $0.19 per minute for the three months ended June 30, 2003, $0.22 per minute for the three months ended June 30, 2002, $0.19 per minute for the six months ended June 30, 2003, and $0.23 per minute for the six months ended June 30, 2002. These declines have been generally offset by significant increases in average minutes-of-use per subscriber. The average minute-of-use per subscriber increased 14.1% and 16.1% for the three and six months ended June 30, 2003 compared to 2002. We believe that the industry trend toward increasing minutes-of-use per subscriber will continue to offset declining revenues per minute-of-use due to the continued popularity of calling plans which offer a large number of included minutes and the enhanced service capacity of recently developed digital networks.

      We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming accounted for 35.3% of our operating revenue for the three months ended June 30, 2003, 36.0% for the three months ended June 30, 2002, 34.1% for the six months ended June 30, 2003 and 35.3% for the six months ended June 30, 2002. Roaming revenues have typically had higher margins than revenues from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to network operations, billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, even though roaming revenue yields have offered higher margins than revenue from our subscribers, the yields are declining and are becoming more comparable to yields from our subscribers due to increased market pressures and competition between wireless providers. Our roaming yield (roaming service revenues, which includes airtime, toll charges and surcharges, divided by roaming minutes of use) was $0.22 per minute for the three months ended June 30, 2003, $0.25 per minute for the three months ended June 30, 2002, $0.22 per minute for the six months ended June 30, 2003, and $0.26 per minute for the six months ended June 30, 2002. We believe that the trend of increasing roaming minutes will continue to at least partially offset declining roaming yields. Roaming minutes increased 19.8% and 23.5% for the three and six months ended June 30, 2003 compared to 2002. Roaming yields are decreasing as a result of new contracts and scheduled rate reductions in existing contracts. We believe these roaming contracts are beneficial because they secure existing traffic and provide opportunity for a continuing increase in the volume of traffic. Roaming revenue tends to be impacted by seasonality. We typically have higher roaming revenue during the second and third quarters of each year, as users tend to travel more and, therefore, use their wireless phones more during the spring and summer months.

      We include long-distance revenue in service revenue and roaming revenue. Equipment revenue is revenue from selling wireless equipment to our subscribers. Equipment revenue is recognized when the equipment is delivered to the customer. Our ability to sell wireless equipment is independent of our ability to offer wireless services to our customers; therefore, we consider equipment sales to be a separate earnings process and account for it accordingly.

Costs and Expenses

      Our primary operating expense categories include cost of service, cost of equipment, marketing and selling costs, general and administrative costs and depreciation and amortization.

      Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets, referred to as “roaming costs”. Consistent with the trend of declining roaming revenue per minute, our roaming expense per minute has declined as well. This decline in expense per minute has contributed significantly to the recent trend of declining cost of service.

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

      We depreciate our property, plant and equipment and amortize our customer lists and certain other intangible assets over their useful lives. These useful lives are based on our estimates of the period that the assets will generate revenue. Our policy was to review the carrying value of our long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. With the January 2002 implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires companies to cease the amortization of existing goodwill and intangible assets with indefinite lives, we reassessed the useful lives of our intangible assets. A significant portion of our intangible assets is classified as “Wireless license acquisition costs,” which represents our costs associated with acquiring our FCC licenses. These licenses allow us to provide wireless services by giving us the exclusive right to utilize certain radio frequency spectrum. Although the FCC licenses are issued for only a fixed time, generally ten years, these licenses are renewed by the FCC on a routine basis and for a nominal fee. In addition, we have determined that there are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of these FCC licenses. As a result, our wireless license acquisition costs are treated as indefinite life intangible assets. Therefore, upon implementing SFAS No. 142 in its entirety on January 1, 2002, we ceased the amortization of wireless license acquisition costs and now test for impairment of wireless license acquisition costs at least annually and only adjust the carrying amount of these intangible assets upon an impairment of wireless license acquisition costs. We also determine on an annual basis whether facts and circumstances continue to support an indefinite useful life.

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

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

      Operating revenue. For the three months ended June 30, 2003, our total operating revenue increased $11.9 million, or 8.4%, to $154.2 million from $142.3 million for the comparable period in 2002. The following table sets forth the components of our operating revenue for the periods indicated:

	Three Months Ended June 30,

	2003		2002

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Service revenue	$93,614	60.7%	$86,867	61.0%
Roaming revenue	54,426	35.3%	51,274	36.0%
Equipment and other revenue	6,202	4.0%	4,205	3.0%

Total	$154,242	100.0%	$142,346	100.0%

      For the three months ended June 30, 2003, our service revenue increased $6.7 million, or 7.8%, to $93.6 million from $86.9 million for the three months ended June 30, 2002. This increase was primarily attributable to our increased subscriber base. Our average subscriber base increased 11.5% to 708,400 for the three months ended June 30, 2003 from 635,600 for the three months ended June 30, 2002. Our average monthly service revenue per subscriber decreased to $43 for the three months ended June 30, 2003 compared to $45 for the three months ended June 30, 2002 due to increased competition and market pressure.

      For the three months ended June 30, 2003, our roaming revenue increased $3.1 million, or 6.1%, to $54.4 million from $51.3 million for the three months ended June 30, 2002. This increase was attributable to a 19.8% increase in roaming minutes in our existing markets due to expanded coverage areas and increased usage, offset by a 12.4% decline in our roaming revenue per minute-of-use.

      For the three months ended June 30, 2003, our equipment and other revenue increased $2.0 million, or 47.5%, to $6.2 million from $4.2 million for the three months ended June 30, 2002 primarily due to increases in amounts charged to our affiliates for the increased use of shared assets.

      Cost of service. For the three months ended June 30, 2003, our total cost of service decreased $2.9 million, or 7.5%, to $35.8 million from $38.7 million for the comparable period in 2002. The following table sets forth the components of our cost of service for the periods indicated:

	Three Months Ended June 30,

	2003		2002

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Network costs	$20,848	58.2%	$21,133	54.6%
Roaming costs	14,955	41.8%	17,568	45.4%

Total cost of service	$35,803	100.0%	$38,701	100.0%

      For the three months ended June 30, 2003, our network costs, which are the costs incurred from operating our wireless network and providing service to our customers, decreased $0.3 million, or 1.3%, to $20.8 million from $21.1 million for the comparable period in 2002. This decrease primarily resulted from credits received from certain of our network service providers and renegotiated lower local access rates charged to us by third-party providers for use of local access across the network.

      For the three months ended June 30, 2003, roaming costs decreased by $2.6 million, or 14.9%, to $15.0 million from $17.6 million compared to the same period in 2002. This decrease was the result of a 21.6% decline in rates charged by those providers resulting from new lower rate agreements, offset by a 2.4% increase in the minutes used by our customers on third-party wireless providers’ networks.

      Cost of equipment. For the three months ended June 30, 2003, our cost of equipment decreased $0.4 million, or 3.8%, to $9.9 million during 2003 from $10.3 million in 2002 as a result of a decrease in gross subscriber additions. Gross subscriber additions were 40,100 during the three months ended June 30, 2003 compared to 56,700 gross subscriber additions during the three months ended June 30, 2002.

      Marketing and selling costs. For the three months ended June 30, 2003, our marketing and selling costs decreased $2.2 million, or 12.1%, to $15.3 million from $17.5 million for the three months ended June 30, 2002. In addition, as a percentage of total operating revenue, marketing and selling costs decreased to 10.0% for the three months ended June 30, 2003 from 12.3% for the three months ended June 30, 2002, as a result of a decrease in gross subscriber additions.

      General and administrative costs. For the three months ended June 30, 2003, our general and administrative costs decreased $0.3 million, or 1.2%, to $17.4 million from $17.7 million for the three months ended June 30, 2002. In addition, our average monthly general and administrative costs per average subscriber decreased 13.2% to approximately $8 for 2003 compared to approximately $9 for 2002. This decrease in general and administrative costs per subscriber was primarily from reductions in bad debt expense as a result of improved collections and efficiencies gained from further integration of acquired companies and increased economies of scale.

      Depreciation and amortization expense. For the three months ended June 30, 2003, our depreciation and amortization expense increased $2.3 million, or 11.5%, to $22.5 million from $20.2 million for 2002. This increase is a result of additional depreciation on fixed assets acquired in 2002 and the first six months of 2003.

      Interest expense. For the three months ended June 30, 2003, our interest expense decreased $4.3 million, or 15.3%, to $24.1 million from $28.4 million for the three months ended June 30, 2002. The decrease resulted primarily from the reduction of our outstanding balance on our credit facility and decreased variable interest rates as a result of lower interest rates and the expiration of our hedges.

      Other income, net. For the year ended June 30, 2003, our other income increased by $1.0 million, or 65.7%, to $2.5 million from $1.5 million for the year ended June 30, 2002 due to an increase in interest income.

      Minority interests in income of subsidiaries. For the three months ended June 30, 2003, our minority interests in income of subsidiaries increased $0.3 million, or 18.5%, to $1.8 million from $1.5 million in 2002. This increase was attributable to the increased income earned from our subsidiaries in established markets in which we do not own a 100% interest.

      Loss from investment in joint venture. For the three months ended June 30, 2002 we incurred a loss, net of income tax benefits before discontinued operations and cumulative effect of change in accounting principle, from our American Cellular joint venture totaling $177.2 million. This loss represents our proportionate loss in American Cellular, limited to our investment in American Cellular.

      Discontinued operations. For the three months ended June 30, 2003, we had income from discontinued operations of $3.6 million as well as a gain from the sale of discontinued operations of $27.5 million, net of tax expense, compared to income from discontinued operations of $2.9 million in 2002. This income represents the income from operations for the two California properties that were included in the swap with AT&T Wireless.

      Net Income (loss). For the three months ended June 30, 2003, our net income was $49.7 million. Our net income increased $157.9 million, from a net loss of $108.2 million for the three months ended June 30, 2002. The increase in our net income was primarily attributable to our loss recognized in 2002 from our investment in joint venture.

      Dividends on preferred stock. For the three months ended June 30, 2003, our dividends on preferred stock decreased $3.9 million, or 16.1%, to $20.0 million from $23.9 million for the three months ended June 30, 2002. The decrease in dividends issued during the three months ended June 30, 2003, is a result of reductions in the number of shares of our preferred stock outstanding due to redemptions of our preferred stock in 2002 and 2003.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

      Operating revenue. For the six months ended June 30, 2003, our total operating revenue increased $22.7 million, or 8.4%, to $292.3 million from $269.6 million for the comparable period in 2002. The following table sets forth the components of our operating revenue for the periods indicated:

	Six Months Ended June 30,

	2003		2002

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Service revenue	$180,919	61.9%	$166,083	61.6%
Roaming revenue	99,826	34.1%	95,242	35.3%
Equipment and other revenue	11,590	4.0%	8,282	3.1%

Total	$292,335	100.0%	$269,607	100.0%

      For the six months ended June 30, 2003, our service revenue increased $14.8 million, or 8.9%, to $180.9 million from $166.1 million for the six months ended June 30, 2002. This increase was primarily attributable to our increased subscriber base. Our average subscriber base increased 8.9% to 705,100 for the six months ended June 30, 2003 from 647,400 for the six months ended June 30, 2002. Our average monthly service revenue per subscriber decrease to $42 at June 30, 2003 compared to $43 for the six months ended June 30, 2002 due to increased competition and market pressure.

      For the six months ended June 30, 2003, our roaming revenue increased $4.6 million, or 4.8%, to $99.8 million from $95.2 million for the six months ended June 30, 2002. This increase was attributable to a 23.5% increase in roaming minutes in our existing markets due to expanded coverage areas and increased usage, offset by a 15.7% decline in our roaming revenue per minute-of-use.

      For the six months ended June 30, 2003, our equipment and other revenue increased $3.3 million, or 40.0%, to $11.6 million from $8.3 million for the six months ended June 30, 2002 primarily due to increases in amounts charged to our affiliates for the increased use of shared assets.

      Cost of service. For the six months ended June 30, 2003, our total cost of service decreased $6.9 million, or 9.2%, to $68.6 million from $75.5 million for the comparable period in 2002. The following table sets forth the components of our cost of service for the periods indicated:

	Six Months Ended June 30,

	2003		2002

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Network costs	$41,214	60.1%	$40,897	54.1%
Roaming costs	27,364	39.9%	34,644	45.9%

Total cost of service	$68,578	100.0%	$75,541	100.0%

      For the six months ended June 30, 2003, our network costs, which are the costs incurred from operating our wireless network and providing service to our customers, increased slightly by $0.3 million to $41.2 million from $40.9 million for the comparable period in 2002. This increase was primarily the result of an increase in wholesale toll charges, due to increases in customer usage, and an increase in rent incurred from our cell site leases as a result of the continued build-out of our network, all offset by decreases resulting from credits received from certain of our network service providers and renegotiated lower local access rates charged to us by third-party providers for use of local access across the network.

      For the six months ended June 30, 2003, roaming costs decreased by $7.2 million, or 21.0%, to $27.4 million from $34.6 million compared to the same period in 2002. This decrease was the result of a 27.9% decline in rates charged by those providers resulting from new lower rate agreements, offset by a 6.2% increase in the minutes used by our customers on third-party wireless providers’ networks.

      Cost of equipment. For the six months ended June 30, 2003, our cost of equipment decreased $1.4 million, or 7.2%, to $19.0 million during 2003 from $20.4 million in 2002 as a result of a decrease in gross subscriber additions. Gross subscriber additions were 78,800 during the six months ended June 30, 2003 compared to 110,100 gross subscriber additions during the six months ended June 30, 2002.

      Marketing and selling costs. For the six months ended June 30, 2003, our marketing and selling costs decreased $4.1 million, or 12.0%, to $29.8 million from $33.9 million for the six months ended June 30, 2002. In addition, as a percentage of total operating revenue, marketing and selling costs decreased to 10.2% for the six months ended June 30, 2003 from 12.6% for the six months ended June 30, 2002, as a result of a decrease in gross subscriber additions.

      General and administrative costs. For the six months ended June 30, 2003, our general and administrative costs increased $0.3 million, or 0.1%, to $35.4 million from $35.1 million for the six months ended June 30, 2002. This increase was primarily the result of increased infrastructure costs, including customer service, billing, collections and administrative costs as a result of the overall growth of our business, offset by reductions in bad debt expense as a result of improved collections and efficiencies gained from further integration of acquired companies and increased economies of scale. Our average monthly general and administrative costs per average subscriber decreased 10.7% to approximately $8 for 2003 compared to approximately $9 for 2002.

      Depreciation and amortization expense. For the six months ended June 30, 2003, our depreciation and amortization expense increased $4.2 million, or 10.5%, to $43.6 million from $39.4 million for 2002. This increase is a result of additional depreciation on fixed assets acquired in 2002 and the first six months of 2003.

      Interest expense. For the six months ended June 30, 2003, our interest expense decreased $8.4 million, or 14.7%, to $48.7 million from $57.1 million for the six months ended June 30, 2002. The decrease resulted primarily from the reduction of our outstanding balance on our credit facility and decreased variable interest rates as a result of lower interest rates and the expiration of our hedges.

      Other income, net. For the year ended June 30, 2003, our other income increased by $1.8 million, or 67.1%, to $4.5 million from $2.7 million for the year ended June 30, 2002 due to an increase in interest income.

      Minority interests in income of subsidiaries. For the six months ended June 30, 2003, our minority interests in income of subsidiaries increased $0.5 million, or 16.5% to $3.4 million from $2.9 million in 2002. This increase was attributable to the increased income earned from our subsidiaries in established markets in which we do not own a 100% interest.

      Loss from investment in joint venture. For the six months ended June 30, 2002 we incurred a loss, net of income tax benefits before discontinued operations and cumulative effect of change in accounting principle, from our American Cellular joint venture totaling $184.4 million. This loss represents our proportionate loss in American Cellular, limited to our investment in American Cellular.

      Discontinued operations. For the six months ended June 30, 2003, we had income from discontinued operations (including the gain on the sale) of $34.7 million compared to income and gain on sale of $98.5 million in 2002. Discontinued operations during 2003 relate to the market swap with AT&T Wireless, while discontinued operations in 2002 relate to both the market swap with AT&T Wireless and the markets sold to Verizon Wireless.

      Cumulative effect of change in accounting principle. For the six months ended June 30, 2002, we recognized a total impairment on our wireless license acquisition costs of approximately $174.1 million, net of tax benefit, as a result of implementing SFAS No. 142, “Goodwill and Other Intangible Assets.” Of this total, $33.3 million reflects our impairment and $140.8 million reflects the impairment from our 50% interest in American Cellular

      Net Income (loss). For the six months ended June 30, 2003, our net income was $64.7 million. Our net income increased $253.4 million, from a net loss of $188.7 million for the six months ended June 30, 2002. The increase in our net income was primarily attributable to our loss recognized in 2002 from the cumulative effect of change in accounting principle and on our loss from investment in joint venture, offset by the gain from the sale of discontinued operations.

      Dividends on preferred stock. For the six months ended June 30, 2003, our dividends on preferred stock decreased $6.4 million, or 13.5%, to $40.5 million from $46.9 million for the six months ended June 30, 2002. The decrease in dividends issued during the six months ended June 30, 2003, is a result of reductions in the number of shares of our preferred stock outstanding due to redemptions of our preferred stock in 2002 and 2003.

Liquidity and Capital Resources

      We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, bank debt and the sale of debt and equity securities.

Net Cash Flow

      At June 30, 2003, we had working capital of $156.8 million, a ratio of current assets to current liabilities of 1.8:1 and an unrestricted cash balance of $256.2 million, which compares to working capital of $173.7 million, a ratio of current assets to current liabilities of 1.9:1 and an unrestricted cash balance of $294.2 million at December 31, 2002.

      Our net cash provided by operating activities totaled $103.1 million for the six months ended June 30, 2003 compared to $51.2 million for the six months ended June 30, 2002. The increase was primarily due to an increase in our income from continuing operations and changes in our current assets and liabilities.

      Our net cash used in investing activities totaled $53.9 million for the six months ended June 30, 2003, compared to cash provided by investing activities of $382.0 million for the six months ended June 30, 2002. Cash used in investing activities for the six months ended June 30, 2003 was primarily attributable to capital expenditures of $50.3 million. Cash provided by investing activities in the six months ended June 30, 2002 includes the net proceeds from the sale of certain markets to Verizon Wireless for a total of approximately $349.7 million, less approximately $14.1 million reserved in escrow.

      Net cash used in financing activities was $87.2 million for the six months ended June 30, 2003 compared to $351.9 million for the six months ended June 30, 2002. Financing activity sources for the six months ended June 30, 2003 consisted primarily of repayments of long-term debt totaling $35.2 million, the redemption of $36.6 million of exchangeable preferred stock and cash dividends on our 12.25% senior exchangeable preferred stock of $10.8 million. For the six months ended June 30, 2002, net cash used in financing activities consisted of repayments of long-term debt totaling $676.5 million, offset by proceeds of long-term debt totaling $336.0 million.

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

      At June 30, 2003, this credit facility included a $300.0 million revolving credit facility and $279.5 million remaining of term loan facilities consisting of a Term A Facility of $130.1 million, a Term B Facility of $80.7 million and an additional Term B Facility of $68.7 million. These loans begin to mature in 2007. As of June 30, 2003, we had $484.1 million outstanding under this credit facility and we had $95.5 million of availability.

      Advances bear interest, at our option, on a prime rate or LIBOR formula. The weighted average interest rate was 3.4% for the six months ended June 30, 2003. Our obligations under the credit facility are secured by:

•	a pledge of our ownership interest in DOC LLC;

•	stock and partnership interests of certain of DOC LLC’s subsidiaries; and

•	liens on substantially all of the assets of DOC LLC and its restricted subsidiaries, including FCC licenses, but only to the extent such licenses can be pledged under applicable law.

      We are required to amortize the Term A Facility with quarterly principal payments of $5.0 million, which began on June 30, 2001, increasing over the term of the loan to quarterly principal payments of $11.3 million. We are required to amortize the Term B Facility with quarterly principal payments of $375,000 from March 31, 2000 increasing over the term of the loan to quarterly principal payments of $19.4 million. The company began amortizing the additional $125.0 million portion of the Term B Facility with quarterly principal payments of $312,500 on June 30, 2000, increasing over the term of the loan to quarterly principal payments of $16.5 million. Under certain circumstances, we are required to make prepayments of proceeds received from significant asset sales, new borrowings and sales of equity and a portion of excess cash flow.

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

      Our credit facility imposes a number of restrictive covenants that, among other things, limit our ability to incur additional indebtedness, create liens, make capital expenditures and pay dividends. In addition, we are required to maintain certain financial ratios with respect to the borrower and certain of its subsidiaries, including, but not limited to:

•	a ratio of senior indebtedness to operating cash flow of initially not more than 6.00 to 1 at June 30, 2003, decreasing over time to 5.00 to 1;

•	a ratio of operating cash flow to debt service requirements of not less than 1.50 to 1;

•	a ratio of operating cash flow to interest expense of not less than 2.25 to 1; and

•	a ratio of operating cash flow minus capital expenditures to the sum of debt service requirements and cash distributions of not less than 1.15 to 1.

      At June 30, 2003, we were in compliance with all required financial ratios and expect to continue to be in compliance throughout 2003.

Dobson/ Sygnet Senior Notes

      Our subsidiary, Dobson/ Sygnet Communications Company, had outstanding $200.0 million aggregate principal amount of senior notes that mature in 2008. On September 30, 2002, we purchased $11.5 million principal amount of these senior notes for $8.9 million. Therefore, on a consolidated basis at June 30, 2003, the outstanding Dobson/ Sygnet senior notes had an outstanding principal balance totaling $188.5 million and we recognized a gain of $2.2 million after the write-off of related deferred financing costs and taxes. The Dobson/ Sygnet notes bear interest at an annual rate of 12.25%, payable semi-annually on each June 15 and December 15. The Dobson/ Sygnet note indenture contains restrictive covenants that, among other things, limit the ability of Dobson/ Sygnet and its subsidiaries to incur additional indebtedness, create liens, pay dividends or make distributions in respect of their capital stock, make investments or certain other restricted payments, sell assets, redeem capital stock, issue or sell stock of restricted subsidiaries, enter into transactions with stockholders or affiliates or effect a consolidation or merger.

Sygnet Wireless Credit Facility

      Our indirect wholly-owned subsidiary, Sygnet Wireless, is a party to a secured credit agreement for an aggregate of $293.0 million, consisting of a $29.3 million revolving credit facility and $263.7 million of term loan facilities. Interest on the revolving credit facility and the term loan facilities is based on a prime rate or a LIBOR formula. The weighted average interest rate for the six months ended June 30, 2003 was 4.3% and interest rates have ranged between 3.5% and 10.5% since inception of the credit facility. As of June 30, 2003, we had $267.1 million outstanding under the Sygnet credit facility and we had $25.9 million of availability under the Sygnet credit facility.

      The obligations under the Sygnet credit facility are secured by a pledge of the capital stock of Dobson/ Sygnet’s operating subsidiary as well as a lien on substantially all of the assets of Dobson/ Sygnet and the assets of its operating subsidiary. The Sygnet credit facilities require that Dobson/ Sygnet and we maintain certain financial ratios. The failure to maintain these ratios would constitute an event of default, notwithstanding Dobson/ Sygnet’s ability to meet its debt service obligations. The Sygnet credit facilities amortize quarterly. The $29.3 million revolving credit facility terminates on September 23, 2006. The $263.7 million term loans terminate on December 23, 2007. As of June 30, 2003 Dobson/ Sygnet was in compliance with the required financial ratios. In addition, Dobson/ Sygnet’s ability to borrow under the Sygnet credit facility is limited by the requirement that, on a quarterly basis, the amount available under the credit facility will reduce until it terminates.

American Cellular Credit Facility and Senior Subordinated Notes

      The American Cellular joint venture has a bank credit facility of $1.34 billion with Bank of America N.A., as Administrative Agent and a group of participating lenders. American Cellular has required, and will likely continue to require, substantial capital to further develop, expand and upgrade its wireless systems. On July 18, 2003, American Cellular announced its plans to accelerate its GSM/ GPRS overlay of its networks and thus, American Cellular revised its expected capital expenditures for 2003. American Cellular originally projected 2003 capital expenditures of approximately $60 million now American Cellular plans to accelerate construction from 2004 into the current year, thus increasing 2003’s capital expenditures to approximately $105 million. At June 30, 2003, American Cellular had $23.1 million unrestricted cash and $4.1 million in restricted cash. Upon consummation of the proposed restructuring and executing a new secured credit facility, American Cellular expects to have sufficient resources to satisfy its expected capital expenditures, working capital and debt service obligations for the foreseeable future.

      As of June 30, 2003, American Cellular had outstanding borrowings under its credit facility of $864.3 million, with no additional amounts available for future borrowings.

      American Cellular’s amended credit facility imposes a number of restrictive covenants that, among other things, limit American Cellular’s ability to incur additional indebtedness, create liens and pay dividends. In addition, American Cellular is required to maintain certain financial ratios including, but not limited to:

•	a ratio of senior indebtedness to operating cash flow of 5.75 to 1 at June 30, 2003, decreasing overtime to 2.50 to 1;

•	a ratio of total indebtedness to operating cash flow of 7.50 to 1 at June 30, 2003, decreasing overtime to 4.00 to 1;

•	a ratio of operating cash flow to debt service requirements of 1.20 to 1 at June 30, 2003, and thereafter;

•	a ratio of operating cash flow to interest expense requirement of 1.80 to 1 at June 30, 2003, increasing over time to 2.50 to 1;

•	a ratio of operating cash flow minus capital expenditures to the sum of debt service requirements and cash distributions of 1.00 to 1.

      Through September 2002, interest on the revolving credit facility and the term loan facilities was variable and was based on a prime rate or a LIBOR formula. As a result of American Cellular’s non-compliance with a financial covenant contained in the credit facility, beginning in October 2002, all borrowings under American Cellular’s credit facility are only available based on prime rate. The weighted average interest rate for the six months ended June 30, 2003 was 5.8% and interest rates have ranged in total between 4.4% and 10.0% since inception.

      American Cellular’s credit facility includes a financial covenant requiring that they not exceed a total debt leverage ratio of 7.50 to 1.00 in the second quarter of 2003. At June 30, 2002 and continuing through June 30, 2003, American Cellular failed to comply with this covenant. American Cellular’s lenders presently have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility. Acceleration under the credit facility would allow the holders of American Cellular’s senior subordinated notes to declare the principal and interest of the senior subordinated notes immediately due and payable. American Cellular would then be required to either refinance the debt or repay the amounts due. To date, no such acceleration has occurred. On June 30, 2002 and continuing through June 30, 2003, American Cellular classified all of its long-term debt as current. Unless such non-compliance is resolved, there continues to be substantial doubt about American Cellular’s ability to continue as a going concern, as expressed in the independent auditors reports on American Cellular’s 2002 and 2001 financial statements. Also as a result of American Cellular’s non-compliance, beginning in October 2002, all borrowings under American Cellular’s credit facility are only available based on prime rate, which has increased American Cellular’s borrowing rate. For the six months ended June 30, 2003, American Cellular’s total scheduled principle payments were approximately $23.2 million, under its facility. On August 8, 2003, however, American Cellular and ACC Escrow Corp., our recently formed, wholly-owned, indirect subsidiary, completed a private offering of

$900 million aggregate principal amount of 10% senior notes due 2011, for which proceeds were placed in escrow. Upon consummation of the exchange offer, the net proceeds of this offer will be used to repay American Cellular’s credit facility as part of the restructuring plan.

      On March 14, 2001, American Cellular sold $450.0 million principal amount of senior subordinated notes due 2009 at a discount of $3.3 million. These notes bear interest at an annual rate of 9.5%. The discount will be amortized over the life of the notes. On June 4, 2001, American Cellular sold $250.0 million principal amount of senior subordinated notes due 2009 at a discount of $3.6 million that also bear interest at an annual rate of 9.5%. The discount will be amortized over the life of the notes.

      For the six months ended June 30, 2003, American Cellular’s total scheduled principle payments were approximately $23.2 million, under its facility. During the remainder of 2003 absent acceleration, American Cellular will be required to make additional scheduled principal payments totaling $30.6.

Dobson Communications

      On February 8, 2001, we issued 200,000 shares of our Series AA Preferred Stock to AT&T Wireless for aggregate cash proceeds of $200.0 million. Each share of Series AA Preferred Stock was entitled to cumulative annual dividends of 5.96% on the liquidation preference of $1,000 per share, subject to certain adjustments. Dividends accrued but were not payable until after February 2006. Each share of Series AA Preferred Stock was mandatory exchangeable for one share of our Series A Convertible Preferred Stock, par value $1.00 per share. Each share of our Series A Convertible Preferred Stock was convertible into our class A common stock at a conversion price of $25.35 per share. At June 30, 2003, we had canceled all 200,000 shares of Series AA Preferred Stock issued and outstanding as a result of our exchange agreement with AT&T Wireless on June 17, 2003.

      As of June 30, 2003, we had issued and outstanding 354,098 shares of 12.25% senior preferred stock and 183,601 shares of our 13% senior preferred stock with aggregate liquidation values of $354.1 million and $187.6 million, respectively, including accrued stock dividends. Each certificate of designation for our senior preferred stock contains restrictive covenants, which may limit our ability to incur indebtedness in the future.

      On May 19, 2003, our principal stockholder DCCLP, and certain of its affiliates, entered into a new credit agreement with Bank of America, N.A. This credit agreement, which matures in May 2006, had an aggregate principal amount outstanding of approximately $60 million as of June 30, 2003. To secure their obligations under this credit agreement, DCCLP and its affiliates individually pledged certain assets, which included beneficial ownership of shares of our class A and class B common stock. However, the new agreement eliminates our change of control risk related to possible future default on the DCCLP loan as DCCLP has retained a sufficient number of shares of our class B common stock that are no longer pledged as collateral for DCCLP’s loan from Bank of America, so that a default under the new credit agreement would not result in our change of control. As a result, the substantial doubt that existed as of December 31, 2002 and March 31, 2003 regarding our ability to continue operating as a going concern no longer exists. Under the terms of its new agreement with Bank of America, DCCLP transferred 32.5 million shares of our class A common stock to Bank of America. On July 18, 2003, an affiliate of Bank of America entered into agreements to sell 4.0 million shares of our class A common stock, which had been acquired by Bank of America as part of the loan restructuring with DCCLP in May of 2003. These sales constitute a “Release Event,” as defined in the credit agreement. As a result, Bank of America has released its lien on an additional 1.5 million class B shares owned by DCCLP. Any future sale of shares of our common stock held by Bank of America will be subject to certain restrictions until May 2006.

Capital Commitments

      We had capital expenditures of $50.3 million for the six months ended June 30, 2003. On July 18, 2003, we announced our plans to accelerate our GSM/ GPRS overlay of networks and thus, we revised our expected capital expenditures for 2003. We originally projected 2003 capital expenditures of approximately $100 million, now we plan to accelerate construction from 2004 into the current year, thus increasing 2003’s capital expenditures to approximately $135 million to $145 million. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions. We may require additional financing for future acquisitions, to refinance our debt at its final maturities and to meet the mandatorily redemption provisions on our senior preferred stock.

      In addition, on November 7, 2002, our Board of Directors adopted a new stock purchase plan, which authorizes us to purchase up to 10 million shares of our outstanding class A common stock over the next twelve months. At June 30, 2003, no shares had been repurchased under this plan.

      On December 17, 2001, we made secured two-year loans to certain of our current and former officers and employees. The loans are secured by pledged shares of our class A common stock and under the loan agreements, the borrowers have no personal liability to us for the debt, beyond the loss of the pledged collateral. On July 16, 2003, our Board of Directors adopted a proposal, which confirmed that these borrowers could pay the balance of their loans by a sale of the pledged shares to us. We would then release any remaining excess collateral to the borrower. The value of the shares would be determined based on the average closing price of our class A common stock for the proceeding 5 trading days. To date, two borrowers have so repaid their loans. No changes were made in the due date or total amounts due from any of these borrowers.

      We are obligated under an agreement to purchase approximately $100.5 million of cell site and switching equipment from Nortel Network Corp. prior to July 15, 2005. Approximately $20.6 million of the commitment remained outstanding at June 30, 2003. If we fail to fully meet this commitment by July 15, 2005, we could be forced to pay a penalty of up to 20% of the unfulfilled commitment. We expect to substantially fulfill our purchase commitment under this agreement prior to its scheduled completion date. We have and will continue to finance our purchases under this commitment using cash flows from operations.

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

Effect of New Accounting Standards

      In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to stop the amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under the new rules, we are treating our wireless license acquisition costs as indefinite life intangible assets. As a result, effective January 1, 2002, we ceased the amortization of wireless license acquisition costs. Instead, we will test our indefinite life intangible assets for impairment at least annually and will only adjust the carrying amount of these intangible assets upon an impairment of the indefinite life intangible assets. Through December 31, 2001, our accounting policy was to evaluate the carrying value of our intangible assets based on our undiscounted cash flows. However, as a result of implementing SFAS No. 142, we are now required to evaluate the carrying value of our indefinite life intangible assets using their fair values. As a result of our implementation of SFAS No. 142 on January 1, 2002, we recorded a charge, net of income tax benefit, of approximately $33.3 million to reflect the write down of our wireless license acquisition costs to their fair value and a charge of $140.8 million to reflect our 50% share in the write down to fair value of the wireless license acquisition costs of our 50% owned joint venture, American Cellular.

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

      In May, 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity.” This statement is effective for interim periods beginning after June 15, 2003 and will require that mandatorily redeemable preferred stock be classified as a liability and any related accretion of discount and accrual of dividends be charged to our statement of operations. Currently, the charges related to the mandatorily redeemable preferred stock are not reflected in net income (loss), but are reflected in determining net income (loss) applicable to common stock. At June 30, 2003, the carrying value of Dobson Communications’ mandatorily redeemable preferred stock that would have been reclassified as a liability was $524.9 million. The related dividends that would have been reflected as interest expense was $40.5 million for the six months ended June 30, 2003.

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

      Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. The counterparty is a major financial institution. As of June 30, 2003, we did not have any interest rate hedges due to their expiration in April 2003. For the six months ended June 30, 2003 and 2002, the interest expense related to the expired hedges was approximately $2.2 million and $7.8 million, respectively, due to the decline in current market interest rates.

      At June 30, 2003, we had long-term debt outstanding of $1.2 billion, of which, $751.2 million bears interest at floating rates. These rates averaged 7.4% for the six months ended June 30, 2003. One percentage point of an interest rate adjustment would change our cash interest payments on an annual basis by approximately $7.5 million.

Item 4.	Controls and Procedures

      As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as required by Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      We are not currently aware of any additional or material changes to pending or threatened litigation against us or our subsidiaries that could have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.	Changes in Securities and Use of Proceeds

      Not applicable

Item 3.	Defaults Upon Senior Securities

      Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

      Our 2003 Annual Meeting of Stockholders was held on June 20, 2003. At the meeting, the following items were submitted to a vote of stockholders.

      (a) The following nominees were elected to serve on the Board of Directors:

Name of Nominee	Votes Cast for	Votes Withheld

Everett R. Dobson	565,983,811	580,915
Russell L. Dobson	565,926,388	638,338
Stephen T. Dobson	565,983,826	580,900

      The following will continue to serve on the Board of Directors:

          Fred J. Hall

          Justin L. Jaschke
          Albert H. Pharis, Jr

      (b) KPMG LLP was elected to serve as our Independent Public Accountants:

Name of Nominee	Votes Cast for	Votes Withheld

KPMG LLP	565,964,379	600,347

Item 5.	Other Information

      Not applicable

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

      The following exhibits are filed as a part of this report:

Exhibit
Numbers		Description	Method of Filing

2.1		Agreement and Plan of Merger dated October 5, 1999 among ACC Acquisition LLC, ACC Acquisition Co. and American Cellular Corporation.	(7	)[2.11]
2.2		Agreement and Plan of Recapitalization among Dobson Communications Corporation, Dobson Operating Company, Dobson CC Limited Partnership, Russell L. Dobson, J.W. Childs Equity Partners II, L.P., AT&T Wireless, Inc. and the other stockholders of Dobson Communications Corporation’s Class A Common Stock and Class D Preferred Stock.	(7	)[2.15]
3.1		Registrant’s Amended and Restated Certificate of Incorporation.	(7	)[3.1]
3	.1.1	Registrant’s Certificate of Retirement of Senior Exchangeable Preferred Stock dated January 7, 2003	(23	)[3.1.1]
3	.1.2	Registrant’s Certificate of Retirement of Senior Exchangeable Preferred Stock dated February 4, 2003	(23	)[3.1.2]
3.2		Registrant’s Amended and Restated By-laws.	(12	)[3(ii)]
4.1		Amended, Restated, and Consolidated Revolving Credit and Term Loan Agreement dated as of January 18, 2000 among Dobson Operating Co., L.L.C., Banc of America Securities, LLC, Bank of America, N.A., Lehman Commercial Paper Inc. and TD Securities (USA) Inc., and First Union National Bank and PNC Bank, National Association, and the Lenders.	(7	)[4.6]
4	.1.1	Amendment, Waiver and Consent to the Dobson Operating Co., L.L.C., Credit Agreement dated as of June 19, 2000 among Dobson Operating Co., L.L.C., as Borrower, Bank of America, N.A., as Administrative Agent, Required Lenders and Guarantors	(8	)[10.2]
4	.1.2	Amendment and Consent dated November 24, 2000 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(13	)[4.3.2]
4	.1.3	Amendment and Consent dated May 4, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(17	)[4.1.3]
4	.1.4	Amendment dated August 1, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(17	)[4.1.4]
4	.1.5	Amendment dated January 23, 2002 to the Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(17	)[4.1.5]
4.2		Indenture dated December 23, 1998 between Dobson/ Sygnet Communications Company, as Issuer, and United States Trust Company of New York, as Trustee.	(2	)[4.1]
4.3		Form of Common Stock Certificate.	(7	)[4.16]
4.4		Indenture dated June 22, 2000 by the Registrant and United States Trust Company of New York, as Trustee	(8)[4]
4.5		Senior Debt Indenture dated as of July 18, 2001, between the Registrant and The Bank of New York, as Trustee	(14	)[4.2]
4	.6.1	Subordinated Debt Indenture dated as of July 18, 2001 between the Registrant and The Bank of New York, as Trustee	(14	)[4.3]
4	.6.2	Certificate of Trust for Dobson Financing Trust	(14	)[4.4]

Exhibit
Numbers		Description	Method of Filing

4.7		Declaration of Trust for Dobson Financing Trust	(14	)[4.5]
4.8		Indenture dated as February 28, 1997 between the Registrant and United States Trust Company of New York, as Trustee	(5	)[4.6]
4.9		Credit agreement among the Agents and Lenders named therein and Sygnet Wireless Inc. (f/k/a Dobson/ Sygnet Operating Company) dated December 22, 1998	(3	)[4.4]
4.10		Form of Certificate of Designation of the Powers, Preferences and Relative, Optional and Other Special Rights of the Registrant’s Series AA Preferred Stock	(12	)[4.1]
4.11		Form of Certificate of Designation of the Powers, Preferences and Relative, optional and Other Special Rights of the Registrant’s Series A Convertible Preferred Stock	(12	)[4.2]
10.1		Asset Exchange Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(22	)[10.1]
10.2		Transition Services Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(22	)[10.2]
10.3		Master Lease Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(22	)[10.3]
10.4		Cordova Option Agreement dated as of December 24, 2002, among AT&T Wireless Services, Inc., AT&T Wireless Services of Alaska, Inc. and Dobson Cellular Systems, Inc.	(22	)[10.4]
10.5		Registrant’s 2002 Employee Stock Purchase Plan	(19	)[10.1]
10	.5.1*	Registrant’s 1996 Stock Option Plan, as amended.	(3	)[10.1.1]
10	.5.2*	2000-1 Amendment to the DCC 1996 Stock Option Plan.	(7	)[10.1.3]
10	.5.3*	Dobson Communications Corporation 2000 Stock Option Plan.	(7	)[10.1.4]
10.6		Registrant’s 2002 Stock Incentive Plan	(19	)[10.2]
10	.7.1*	Letter dated June 3, 1996 from Registrant to Bruce R. Knooihuizen describing employment arrangement.	(5	)[10.3.2]
10	.7.2*	Letter dated October 15, 1996 from Fleet Equity Partners to Justin L. Jaschke regarding director compensation.	(5	)[10.3.3]
10	.7.3*	Letter dated October 28, 1997 from Registrant to R. Thomas Morgan describing employment arrangement.	(1	)[10.3.5]
10	.7.4*	Letter dated August 25, 1998 from Registrant to Richard D. Sewell, Jr. describing employment arrangement.	(3	)[10.3.6]
10	.7.5*	Consulting Agreement dated December 21, 1998 between Registrant and Albert H. Pharis, Jr.	(3	)[10.3.7]
10	.7.6*	Consulting Agreement dated August 15, 1998 between the Registrant and Russell L. Dobson and Addendum thereto dated October 1, 1998.	(7	)[10.3.8]
10.8		General Purchase Agreement dated January 13, 1998 between Lucent Technologies, Inc. and Dobson Cellular Systems, Inc., as amended	(1	)[10.4.7]
10	.8.1	Amendment No. 1 to General Purchase Agreement between Dobson Cellular Systems and Lucent Technologies, Inc.	(9	)[10.4.3]
10.9		Operating Agreement dated January 16, 1998, as amended, between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc.	(7	)[10.4.4]
10	.9.1	Second Addendum to Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and Dobson Cellular Systems, Inc. and its Affiliates dated May 8, 2002	(18	)[10.5.1]

Exhibit
Numbers		Description	Method of Filing

10	.9.2	Fourth Addendum to Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and Dobson Cellular Systems, Inc. and its Affiliates dated July 11, 2003	(24	)[10.9.2]
10	.10†	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated as of November 16, 2001.	(17	)[10.6]
10	.10.1†	Amendment No. 1 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated August 5, 2002.	(20	)[10.6.1]
10.11		Second Amended and Restated Partnership Agreement of Gila River Cellular General Partnership dated September 30, 1997	(6	)[10.8]
10.12		Stockholder and Investor Rights Agreement dated January 31, 2000 among the Registrant and the Shareholders listed therein (without exhibits).	(7	)[10.7.2.3]
10	.12.1	Amendment No. 1 to Stockholder and Investor rights Agreement among AT&T Wireless Services, Inc., the Registrant, and certain other parties	(12	)[10.4]
10	.13†	License Agreement dated October 8, 2001 between Dobson Communications Corporations and H.O. Systems, Inc.	(17	)[10.9]
10	.14*	Form of Dobson Communications Corporation Director Indemnification Agreement.	(7	)[10.9]
10.15		Agreement and Plan of Reorganization and Corporation Separation between Dobson Communications Corporation and Logix Communications Enterprises dated January 24, 2000	(7	)[10.10]
10.16		Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC between AT&T Wireless JV Co. and Dobson JV Company dated as of February 25, 2000.	(10	)[10.1]
10.17		Amended and Restated Supplemental Agreement among AT&T Wireless, Dobson Communications Corporation, Dobson CC Limited Partnership, and other signatories thereto, dated February 25, 2000.	(10	)[10.1.1]
10.18		Amended and Restated Management Agreement between Dobson Cellular Systems, Inc. and ACC Acquisition LLC dated as of February 25, 2000.	(10	)[10.2]
10.19		Amended and Restated Operating Agreement dated February 25, 2000 by and between AT&T Wireless Services, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(10	)[10.3]
10	.19.1	Addendum to Amended and Restated Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and ACC Acquisition LLC and its Affiliates dated May 8, 2002	(18	)[10.16.1]
10.20		Amended and Restated Operating Agreement dated February 25, 2000 by and between Dobson Cellular Systems, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(10	)[10.4]
10	.21.1	Stock Purchase Agreement Between AT&T Wireless Services, Inc. and Dobson Communications Corporation dated as of November 6, 2000.	(11	)[10.14]
10	.21.2	Amendment No. 1 to Stock Purchase Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(12	)[10.1]
10.22		Exchange Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(12	)[10.2]
10.23		PCS Transfer Rights Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(12	)[10.3]

Exhibit
Numbers		Description	Method of Filing

10.24		Asset Purchase Agreement dated October 29, 2001 by and between Dobson Cellular Systems, Inc., and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(15	)[10.22]
10.25		Asset Purchase Agreement dated December 6, 2001 by and between Dobson Cellular System, Inc, and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(16	)[10.1]
10	.26†	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002 between Cingular Wireless, LLC, and its affiliates, and Dobson Cellular Systems, Inc., and its affiliates.	(17	)[10.23]
10.27		Master Services Agreement between Dobson Cellular Systems, Inc. and Convergys Information Management Group Inc. dated December 1, 2002.	(21	)[10.24]
10	.28†	Roaming Agreement for GSM/ GPRS between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc. dated July 11, 2003.	(24	)[10.28]
*10	.29†	GSM/ GPRS Operating Agreement between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc. dated July 11, 2003, as amended.	(24	)[10.29]
*10	.30†	Roaming Agreement for GSM/ GPRS between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003.	(24	)[10.30]
*10	.31†	GSM/ GPRS Operating Agreement between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003.	(24	)[10.31]
*10	.32†	Second Amended and Restated TDMA Operating Agreement between AT&T Wireless Services, Inc. on behalf of itself and its affiliates and ACC Acquisition LLC, on behalf of itself, American Cellular Corporation and their respective affiliates dated July 11, 2003	(24	)[10.32]
31.1		Rule 13a-14(a) Certification by our Chairman and Chief Executive Officer.	(4)
31.2		Rule 13a-14(a) Certification by our Chief Financial Officer.	(4)
32.1		Section 1350 Certification by our Chairman and Chief Executive Officer.	(4)
32.2		Section 1350 Certification by our Chief Financial Officer.	(4)

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-71633), as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed herewith.

(5)	Filed as an exhibit to the Registrant’s Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 15, 1997 and amended on November 6, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-90759), as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 6, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrants’ Registration Statement on Form S-4/ A (Registration No. 333-41512), as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 9, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s current report on Form 8-K/ A on February 22, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-64916), as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 20, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to the Registrant’s current report on Form 8-K on May 16, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(19)	Filed as an exhibit to the Registrant’s current report on Form 8-K on June 14, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(20)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(21)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(22)	Filed as an exhibit to the Registrant’s current report on Form 8-K on January 7, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(23)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(24)	Filed as an exhibit to the Registrant’s current report on Form 8-K on July 28, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

      (b) Reports on Form 8-K

      The Registrant filed a Current Report on form 8-K on April 4, 2003, which reported the Registrant has been advised by it’s principle shareholder Dobson CC Limited Partnership, or DCCLP, that DCCLP and Bank of America, N.A. reached an agreement in principle for the amendment and restructuring of the Bank’s loan to DCCLP, which had a maturity date of March 31, 2003, under “Item 5. Other Events and Required FD Disclosure” and “Item 7. Financial Statement and Exhibits”.

      The Registrant filed a Current Report on form 8-K on April 22, 2003, which reported the Registrant has been advised by it’s principle shareholder Dobson CC Limited Partnership, or DCCLP, that DCCLP and Bank of America, N.A. have extended the time to reach a definitive agreement for the amendment and restructuring of the Bank’s loan to DCCLP, until April 25, 2003, under “Item 5. Other Events and Required FD Disclosure” and “Item 7. Financial Statement and Exhibits”.

      The Registrant filed a Current Report on form 8-K on May 15, 2003, which reported the Registrant’s submission to the Securities and Exchange Commission a certification by its Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Registrant’s report on Form 10-Q for the three months ended March 31, 2003, under “Item 9. Regulation FD Disclosure”.

      The Registrant filed a Current Report on form 8-K on May 28, 2003, which reported the Registrant’s Executive Vice President and Chief Financial Officer, Bruce R. Knooihuizen, sold 79,475 shares of the Registrant’s common stock pursuant to Rule 144 promulgated under the Securities Act of 1933, under “Item 5. Other Events and Required FD Disclosure” and “Item 7. Financial Statement and Exhibits”.

      The Registrant filed a Current Report on form 8-K on June 19, 2003, which reported the Registrant consummated the exchange of its FCC licenses and related assets located in California to AT&T Wireless Services, Inc., or AWE, for AWE’s FCC licenses and related assets located in Alaska, under “Item 2. Acquisitions and Disposition of Assets” and “Item 7. Financial Statements and Exhibits.”

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOBSON COMMUNICATIONS CORPORATION

Date: August 14, 2003	/s/ EVERETT R. DOBSON ------------------------------------------------ Everett R. Dobson Chairman of the Board and Chief Executive Officer

Date: August 14, 2003	/s/ BRUCE R. KNOOIHUIZEN ------------------------------------------------ Bruce R. Knooihuizen Vice President and Chief Financial Officer (principal financial officer)

INDEX TO EXHIBITS

Exhibit
Numbers		Description	Method of Filing

2.1		Agreement and Plan of Merger dated October 5, 1999 among ACC Acquisition LLC, ACC Acquisition Co. and American Cellular Corporation.	(7	)[2.11]
2.2		Agreement and Plan of Recapitalization among Dobson Communications Corporation, Dobson Operating Company, Dobson CC Limited Partnership, Russell L. Dobson, J.W. Childs Equity Partners II, L.P., AT&T Wireless, Inc. and the other stockholders of Dobson Communications Corporation’s Class A Common Stock and Class D Preferred Stock.	(7	)[2.15]
3.1		Registrant’s Amended and Restated Certificate of Incorporation.	(7	)[3.1]
3	.1.1	Registrant’s Certificate of Retirement of Senior Exchangeable Preferred Stock dated January 7, 2003	(23	)[3.1.1]
3	.1.2	Registrant’s Certificate of Retirement of Senior Exchangeable Preferred Stock dated February 4, 2003	(23	)[3.1.2]
3.2		Registrant’s Amended and Restated By-laws.	(12	)[3(ii)]
4.1		Amended, Restated, and Consolidated Revolving Credit and Term Loan Agreement dated as of January 18, 2000 among Dobson Operating Co., L.L.C., Banc of America Securities, LLC, Bank of America, N.A., Lehman Commercial Paper Inc. and TD Securities (USA) Inc., and First Union National Bank and PNC Bank, National Association, and the Lenders.	(7	)[4.6]
4	.1.1	Amendment, Waiver and Consent to the Dobson Operating Co., L.L.C., Credit Agreement dated as of June 19, 2000 among Dobson Operating Co., L.L.C., as Borrower, Bank of America, N.A., as Administrative Agent, Required Lenders and Guarantors	(8	)[10.2]
4	.1.2	Amendment and Consent dated November 24, 2000 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(13	)[4.3.2]
4	.1.3	Amendment and Consent dated May 4, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(17	)[4.1.3]
4	.1.4	Amendment dated August 1, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(17	)[4.1.4]
4	.1.5	Amendment dated January 23, 2002 to the Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(17	)[4.1.5]
4.2		Indenture dated December 23, 1998 between Dobson/ Sygnet Communications Company, as Issuer, and United States Trust Company of New York, as Trustee.	(2	)[4.1]
4.3		Form of Common Stock Certificate.	(7	)[4.16]
4.4		Indenture dated June 22, 2000 by the Registrant and United States Trust Company of New York, as Trustee	(8)[4]
4.5		Senior Debt Indenture dated as of July 18, 2001, between the Registrant and The Bank of New York, as Trustee	(14	)[4.2]
4	.6.1	Subordinated Debt Indenture dated as of July 18, 2001 between the Registrant and The Bank of New York, as Trustee	(14	)[4.3]
4	.6.2	Certificate of Trust for Dobson Financing Trust	(14	)[4.4]
4.7		Declaration of Trust for Dobson Financing Trust	(14	)[4.5]
4.8		Indenture dated as February 28, 1997 between the Registrant and United States Trust Company of New York, as Trustee	(5	)[4.6]
4.9		Credit agreement among the Agents and Lenders named therein and Sygnet Wireless Inc. (f/k/a Dobson/ Sygnet Operating Company) dated December 22, 1998	(3	)[4.4]
4.10		Form of Certificate of Designation of the Powers, Preferences and Relative, Optional and Other Special Rights of the Registrant’s Series AA Preferred Stock	(12	)[4.1]

Exhibit
Numbers		Description	Method of Filing

4.11		Form of Certificate of Designation of the Powers, Preferences and Relative, optional and Other Special Rights of the Registrant’s Series A Convertible Preferred Stock	(12	)[4.2]
10.1		Asset Exchange Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(22	)[10.1]
10.2		Transition Services Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(22	)[10.2]
10.3		Master Lease Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(22	)[10.3]
10.4		Cordova Option Agreement dated as of December 24, 2002, among AT&T Wireless Services, Inc., AT&T Wireless Services of Alaska, Inc. and Dobson Cellular Systems, Inc.	(22	)[10.4]
10.5		Registrant’s 2002 Employee Stock Purchase Plan	(19	)[10.1]
10	.5.1*	Registrant’s 1996 Stock Option Plan, as amended.	(3	)[10.1.1]
10	.5.2*	2000-1 Amendment to the DCC 1996 Stock Option Plan.	(7	)[10.1.3]
10	.5.3*	Dobson Communications Corporation 2000 Stock Option Plan.	(7	)[10.1.4]
10.6		Registrant’s 2002 Stock Incentive Plan	(19	)[10.2]
10	.7.1*	Letter dated June 3, 1996 from Registrant to Bruce R. Knooihuizen describing employment arrangement.	(5	)[10.3.2]
10	.7.2*	Letter dated October 15, 1996 from Fleet Equity Partners to Justin L. Jaschke regarding director compensation.	(5	)[10.3.3]
10	.7.3*	Letter dated October 28, 1997 from Registrant to R. Thomas Morgan describing employment arrangement.	(1	)[10.3.5]
10	.7.4*	Letter dated August 25, 1998 from Registrant to Richard D. Sewell, Jr. describing employment arrangement.	(3	)[10.3.6]
10	.7.5*	Consulting Agreement dated December 21, 1998 between Registrant and Albert H. Pharis, Jr.	(3	)[10.3.7]
10	.7.6*	Consulting Agreement dated August 15, 1998 between the Registrant and Russell L. Dobson and Addendum thereto dated October 1, 1998.	(7	)[10.3.8]
10.8		General Purchase Agreement dated January 13, 1998 between Lucent Technologies, Inc. and Dobson Cellular Systems, Inc., as amended	(1	)[10.4.7]
10	.8.1	Amendment No. 1 to General Purchase Agreement between Dobson Cellular Systems and Lucent Technologies, Inc.	(9	)[10.4.3]
10.9		Operating Agreement dated January 16, 1998, as amended, between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc.	(7	)[10.4.4]
10	.9.1	Second Addendum to Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and Dobson Cellular Systems, Inc. and its Affiliates dated May 8, 2002	(18	)[10.5.1]
10	.9.2	Fourth Addendum to Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and Dobson Cellular Systems, Inc. and its Affiliates dated July 11, 2003	(24	)[10.9.2]
10	.10†	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated as of November 16, 2001.	(17	)[10.6]
10	.10.1†	Amendment No. 1 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated August 5, 2002.	(20	)[10.6.1]
10.11		Second Amended and Restated Partnership Agreement of Gila River Cellular General Partnership dated September 30, 1997	(6	)[10.8]
10.12		Stockholder and Investor Rights Agreement dated January 31, 2000 among the Registrant and the Shareholders listed therein (without exhibits).	(7	)[10.7.2.3]

Exhibit
Numbers		Description	Method of Filing

10	.12.1	Amendment No. 1 to Stockholder and Investor rights Agreement among AT&T Wireless Services, Inc., the Registrant, and certain other parties	(12	)[10.4]
10	.13†	License Agreement dated October 8, 2001 between Dobson Communications Corporations and H.O. Systems, Inc.	(17	)[10.9]
10	.14*	Form of Dobson Communications Corporation Director Indemnification Agreement.	(7	)[10.9]
10.15		Agreement and Plan of Reorganization and Corporation Separation between Dobson Communications Corporation and Logix Communications Enterprises dated January 24, 2000	(7	)[10.10]
10.16		Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC between AT&T Wireless JV Co. and Dobson JV Company dated as of February 25, 2000.	(10	)[10.1]
10.17		Amended and Restated Supplemental Agreement among AT&T Wireless, Dobson Communications Corporation, Dobson CC Limited Partnership, and other signatories thereto, dated February 25, 2000.	(10	)[10.1.1]
10.18		Amended and Restated Management Agreement between Dobson Cellular Systems, Inc. and ACC Acquisition LLC dated as of February 25, 2000.	(10	)[10.2]
10.19		Amended and Restated Operating Agreement dated February 25, 2000 by and between AT&T Wireless Services, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(10	)[10.3]
10	.19.1	Addendum to Amended and Restated Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and ACC Acquisition LLC and its Affiliates dated May 8, 2002	(18	)[10.16.1]
10.20		Amended and Restated Operating Agreement dated February 25, 2000 by and between Dobson Cellular Systems, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(10	)[10.4]
10	.21.1	Stock Purchase Agreement Between AT&T Wireless Services, Inc. and Dobson Communications Corporation dated as of November 6, 2000.	(11	)[10.14]
10	.21.2	Amendment No. 1 to Stock Purchase Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(12	)[10.1]
10.22		Exchange Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(12	)[10.2]
10.23		PCS Transfer Rights Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(12	)[10.3]
10.24		Asset Purchase Agreement dated October 29, 2001 by and between Dobson Cellular Systems, Inc., and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(15	)[10.22]
10.25		Asset Purchase Agreement dated December 6, 2001 by and between Dobson Cellular System, Inc, and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(16	)[10.1]
10	.26†	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002 between Cingular Wireless, LLC, and its affiliates, and Dobson Cellular Systems, Inc., and its affiliates.	(17	)[10.23]
10.27		Master Services Agreement between Dobson Cellular Systems, Inc. and Convergys Information Management Group Inc. dated December 1, 2002.	(21	)[10.24]
10	.28†	Roaming Agreement for GSM/ GPRS between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc. dated July 11, 2003.	(24	)[10.28]
*10	.29†	GSM/ GPRS Operating Agreement between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc. dated July 11, 2003, as amended.	(24	)[10.29]

Exhibit
Numbers		Description	Method of Filing

*10	.30†	Roaming Agreement for GSM/ GPRS between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003.	(24	)[10.30]
*10	.31†	GSM/ GPRS Operating Agreement between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003.	(24	)[10.31]
*10	.32†	Second Amended and Restated TDMA Operating Agreement between AT&T Wireless Services, Inc. on behalf of itself and its affiliates and ACC Acquisition LLC, on behalf of itself, American Cellular Corporation and their respective affiliates dated July 11, 2003	(24	)[10.32]
31.1		Rule 13a-14(a) Certification by our Chairman and Chief Executive Officer.	(4)
31.2		Rule 13a-14(a) Certification by our Chief Financial Officer.	(4)
32.1		Section 1350 Certification by our Chairman and Chief Executive Officer.	(4)
32.2		Section 1350 Certification by our Chief Financial Officer.	(4)

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-71633), as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed herewith.

(5)	Filed as an exhibit to the Registrant’s Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 15, 1997 and amended on November 6, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-90759), as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 6, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrants’ Registration Statement on Form S-4/ A (Registration No. 333-41512), as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 9, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s current report on Form 8-K/ A on February 22, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-64916), as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 20, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to the Registrant’s current report on Form 8-K on May 16, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(19)	Filed as an exhibit to the Registrant’s current report on Form 8-K on June 14, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(20)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(21)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(22)	Filed as an exhibit to the Registrant’s current report on Form 8-K on January 7, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(23)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(24)	Filed as an exhibit to the Registrant’s current report on Form 8-K on July 28, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.