Form 10-Q
period 2003-09-30
DOBSON COMMUNICATIONS CORP
filed 2003-11-14
CIK 1035985

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

      As of November 3, 2003, there were 119,997,356 shares of registrant’s $.001 par value Class A common stock outstanding and 19,418,021 shares of the registrant’s $.001 par value Class B common stock outstanding.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

Item
Number		Page

PART I. FINANCIAL INFORMATION
1	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	2
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2003 and 2002	3
	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2003	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002	5
	Notes to Condensed Consolidated Financial Statements	6
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
3	Quantitative and Qualitative Disclosure about Market Risk	38
4	Controls and Procedures	38

PART II. OTHER INFORMATION
1	Legal Proceedings	39
2	Changes in Securities and Use of Proceeds	39
3	Defaults Upon Senior Securities	39
4	Submission of Matters to a Vote of Security Holders	39
5	Other Information	40
6	Exhibits and Reports on Form 8-K	40

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$229,403,514	$294,202,659
Restricted cash and investments	11,500,842	7,098,254
Accounts receivable	115,112,513	58,632,227
Inventory	18,351,244	6,193,855
Prepaid expenses and other	14,640,099	6,044,660

Total current assets	389,008,212	372,171,655

PROPERTY, PLANT AND EQUIPMENT, net	534,409,536	271,702,926

OTHER ASSETS:
Receivables — affiliate	—	784,284
Restricted assets	525,000	7,098,253
Wireless license acquisition costs	1,707,141,166	1,035,547,289
Deferred financing costs, net	46,144,562	49,950,466
Other intangibles, net	102,422,670	18,796,563
Goodwill	676,369,002	—
Deposits	5,888,089	1,914,800
Other non-current assets	1,934,400	25,249,272
Assets of discontinued operations	—	178,056,420

Total other assets	2,540,424,889	1,317,397,347

Total assets	$3,463,842,637	$1,961,271,928

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$125,973,325	$52,105,963
Accrued expenses	32,231,648	19,714,006
Accrued interest	35,124,644	24,515,509
Deferred revenue and customer deposits	25,837,222	12,837,967
Current portion of long-term debt	1,000,000	50,704,238
Accrued dividends payable	14,336,490	37,251,136
Current portion of obligations under capital leases	898,553	1,324,267

Total current liabilities	235,401,882	198,453,086

OTHER LIABILITIES:
Long-term debt, net of current portion	2,102,547,290	1,222,435,718
Deferred tax liabilities	273,905,313	51,801,039
Senior exchangeable preferred stock, net	531,451,703	—
Other non-current liabilities	14,351,540	10,501,930
Liabilities of discontinued operations	—	62,808,416
Commitments (Note 9)
Senior exchangeable preferred stock, net	—	558,343,563
Series AA Preferred Stock	—	200,000,000
Series F Convertible Preferred Stock	122,535,599	—
STOCKHOLDERS’ EQUITY (DEFICIT):
Class A Common Stock, $.001 par value, 175,000,000 shares authorized and 119,989,856 and 39,700,968 issued at September 30, 2003 and December 31, 2002, respectively	119,990	39,701
Class B Common Stock, $.001 par value, 70,000,000 shares authorized and 19,418,021 and 54,977,481 shares issued September 30, 2003 and December 31, 2002, respectively	19,418	54,978
Class C Common Stock, $.001 par value, 4,226 shares authorized and zero shares issued at September 30, 2003 and December 31, 2002	—	—
Class D Common Stock, $.001 par value, 33,000 shares authorized and zero shares issued at September 30, 2003 and December 31, 2002	—	—
Paid-in capital	1,205,110,029	674,023,222
Retained deficit	(987,324,670)	(989,852,500)
Accumulated other comprehensive loss, net of income tax benefit of $662,381 at December 31, 2002	—	(1,080,726)
Less 5,765,136 and 4,569,131 common shares held in treasury, at cost at September 30, 2003 and December 31, 2002, respectively	(34,275,457)	(26,256,499)

Total stockholders’ equity (deficit)	183,649,310	(343,071,824)

Total liabilities and stockholders’ equity (deficit)	$3,463,842,637	$1,961,271,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
OPERATING REVENUE:
Service revenue	$152,763,463	$89,700,148	$333,682,167	$255,782,967
Roaming revenue	61,473,727	55,827,210	161,299,464	151,069,578
Equipment and other revenue	9,187,961	5,530,825	20,778,519	13,812,674

Total operating revenue	223,425,151	151,058,183	515,760,150	420,665,219

OPERATING EXPENSES:
Cost of service (exclusive of items shown separately below)	52,205,515	37,910,401	120,783,122	113,451,121
Cost of equipment	17,423,504	11,298,346	36,402,524	31,742,787
Marketing and selling	22,736,471	17,682,424	52,541,622	51,538,431
General and administrative	30,423,016	18,616,953	65,779,417	53,678,542
Depreciation and amortization	33,832,088	20,875,684	77,414,643	60,320,569

Total operating expenses	156,620,594	106,383,808	352,921,328	310,731,450

OPERATING INCOME	66,804,557	44,674,375	162,838,822	109,933,769

OTHER (EXPENSE) INCOME:
Interest expense	(38,495,234)	(29,139,581)	(87,227,608)	(86,238,788)
Dividends on mandatorily redeemable preferred stock (note 7)	(17,833,030)	—	(17,833,030)	—
(Loss) gain from extinguishment of debt	(28,101,885)	2,636,615	(28,101,885)	2,636,615
Other (expense) income, net	(2,356,342)	562,207	2,140,104	3,252,790

(LOSS) INCOME BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	(19,981,934)	18,733,616	31,816,403	29,584,386
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(1,845,855)	(1,946,181)	(5,250,675)	(4,869,077)
LOSS FROM INVESTMENT IN JOINT VENTURE	—	—	—	(184,380,882)

(LOSS) INCOME BEFORE INCOME TAXES	(21,827,789)	16,787,435	26,565,728	(159,665,573)
Income tax benefit (expense)	1,513,475	(6,379,670)	(16,870,409)	50,647,741

(LOSS) INCOME FROM CONTINUING OPERATIONS	(20,314,314)	10,407,765	9,695,319	(109,017,832)
DISCONTINUED OPERATIONS: (Note 4)
Income from discontinued operations, net of income tax expense of $2,128,353 for the three months ended 2002, $4,411,839 for the nine months ended 2003 and $8,348,622 for the nine months ended 2002	—	3,472,575	7,198,263	13,621,436
Loss from discontinued operations from investment in joint venture	—	—	—	(326,955)
Gain from disposal of discontinued operations, net of income tax expense of $16,863,987 in 2003 and $59,164,138 in 2002	—	—	27,514,926	88,314,922
Gain from sale of discontinued operations from investment in joint venture	—	—	—	6,736,056

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:	(20,314,314)	13,880,340	44,408,508	(672,373)
Cumulative effect of change in accounting principle, net of income tax benefit of $20,406,000 (Note 11)	—	—	—	(33,294,000)
Cumulative effect of change in accounting principle from investment in joint venture	—	—	—	(140,820,000)

NET (LOSS) INCOME	(20,314,314)	13,880,340	44,408,508	(174,786,373)
Dividends on preferred stock	(878,172)	(24,753,245)	(41,421,044)	(71,613,619)
Gain on redemption of preferred stock	—	30,232,014	218,310,109	30,232,014

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(21,192,486)	$19,359,109	$221,297,573	$(216,167,978)

BASIC NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE:
Continuing operations	(0.18)	0.11	0.10	(1.20)
Discontinued operations	—	0.04	0.36	1.19
Change in accounting principle	—	—	—	(1.91)
Dividends on and redemption of preferred stock	(0.01)	0.06	1.82	(0.46)

BASIC NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.19)	$0.21	$2.28	$(2.38)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	110,588,140	90,151,246	97,059,585	90,861,205

DILUTED NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.19)	$0.21	$2.21	$(2.38)

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	110,588,140	90,151,246	100,128,791	90,861,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2003

		Stockholders’ Equity (Deficit)

		Class A		Class B				Accumulated		Total
		Common Stock		Common Stock				Other	Treasury	Stockholders’
	Comprehensive					Paid-in	Retained	Comprehensive	Stock	Equity
	Income	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	at Cost	(Deficit)

	(Unaudited)
DECEMBER 31, 2002	—	39,700,968	$39,701	54,977,481	$54,978	$674,023,222	$(989,852,500)	$(1,080,726)	$(26,256,499)	$(343,071,824)
Net income	$44,408,508	—	—	—	—	—	44,408,508	—	—	44,408,508
Amounts related to hedged transactions reclassified into earnings, net of tax	1,382,213	—	—	—	—	—	—	1,382,213	—	1,382,213
Change in fair value of hedge transactions, net of tax	(301,487)	—	—	—	—	—	—	(301,487)	—	(301,487)

Total comprehensive income	$45,489,234

Receipt of subscription receivable		—	—	—	—	9,966,357	—	—	—	9,966,357
Preferred stock dividends		—	—	—	—	—	(41,421,044)	—	—	(41,421,044)
Issuance of common stock		80,288,888	80,289	(35,559,460)	(35,560)	302,810,341	—	—	—	302,855,070
Purchase of treasury stock, at cost		—	—	—	—	—	—	—	(8,498,206)	(8,498,206)
Issuance of treasury stock		—	—	—	—	—	(459,634)	—	479,248	19,614
Additional paid in capital from redemption of preferred stock		—	—	—	—	218,310,109	—	—	—	218,310,109

SEPTEMBER 30, 2003		119,989,856	$119,990	19,418,021	$19,418	$1,205,110,029	$(987,324,670)	$—	$(34,275,457)	$183,649,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2003	2002

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$9,695,319	$(109,017,832)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects of acquisitions —
Depreciation and amortization	77,414,643	60,320,569
Amortization of bond premium and financing costs	7,104,879	8,198,957
Deferred income taxes	20,881,562	(42,651,899)
Noncash mandatorily redeemable preferred stock dividends	6,868,280	—
Cash provided by operating activities of discontinued operations	7,832,952	10,708,327
Gain on disposition of assets, net	235,003	1,246,966
(Gain) loss from extinguishment of debt	28,101,885	(2,201,755)
Minority interests in income of subsidiaries	5,250,675	4,869,077
Loss from investment in joint venture	—	184,380,882
Accrued dividend income	—	(2,261,747)
Changes in current assets and liabilities —
Accounts receivable	1,823,416	27,239,828
Inventory	(8,611,849)	11,214,701
Prepaid expenses and other	(3,207,787)	(736,112)
Accounts payable	40,526,553	(20,408,211)
Accrued expenses	(8,949,458)	(4,155,693)
Deferred revenue and customer deposits	965,079	384,711

Net cash provided by operating activities	185,931,152	127,130,769

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(109,771,256)	(57,216,853)
Purchase of American Cellular Corporation	(50,000,000)	—
Cash acquired through acquisition of American Cellular Corporation	35,819,121	—
(Increase) decrease in receivable-affiliates	(9,348,693)	898,225
Proceeds from sale of property, plant, and equipment	13,252	3,457,722
Receipt of funds held in escrow for contingencies on sold assets	7,094,075	—
Refund of deposits for FCC auction	—	91,205,000
Cash (used in) provided by investing activities from discontinued operations	(316,250)	328,138,112
Other investing activities	6,728,062	(1,561,132)

Net cash (used in) provided by investing activities	(119,781,689)	364,921,074

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	1,550,000,000	381,500,000
Repayments of long-term debt	(1,596,668,073)	(714,490,214)
Distributions to partners	(5,788,004)	(4,561,162)
Preferred stock dividends paid	(10,844,252)	—
Issuance of common stock	887,587	—
Redemption of exchangeable preferred stock	(36,592,475)	(10,865,986)
Purchase of treasury stock	(8,498,206)	(7,796,587)
Receipt of subscriptions receivable	9,966,357	—
Purchase of senior notes	—	(8,863,385)
Deferred financing costs	(32,117,373)	(135,318)
Maturities of restricted investments, net of interest	—	92,763
Other financing activities	(1,294,169)	(1,143,633)

Net cash used in financing activities	(130,948,608)	(366,263,522)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(64,799,145)	125,788,321
CASH AND CASH EQUIVALENTS, beginning of period	294,202,659	161,236,136

CASH AND CASH EQUIVALENTS, end of period	$229,403,514	$287,024,457

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest, net of amounts capitalized	$81,130,748	$90,005,196
Income taxes	5,361,228	2,731,322
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock dividends paid through the issuance of preferred stock	$30,285,000	$59,133,000
Transfer of fixed assets to affiliates	227,453	407,403
Net property and equipment acquired through exchange	8,436,363	—
Net wireless acquisition costs disposed through exchange	(50,462,667)	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      The condensed consolidated balance sheets of Dobson Communications Corporation (“DCC”) and subsidiaries (collectively with DCC, the “Company”) as of September 30, 2003, the condensed consolidated statement of operations for the three and nine months ended September 30, 2003 and 2002, the condensed consolidated statement of stockholders’ equity (deficit) for the nine months ended September 30, 2003 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

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

      The Company, through its predecessors, was organized in 1936 as Dobson Telephone Company and adopted its current organizational structure in 2000. The Company is a provider of rural and suburban wireless telephone services in portions of Alaska, Arizona, Illinois, Kansas, Kentucky, Maryland, Michigan, Minnesota, Missouri, New York, Ohio, Oklahoma, Pennsylvania, Texas, West Virginia and Wisconsin.

      The Company operates in one business segment pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

2.	Business Combinations

      On August 8, 2003, American Cellular Corporation (“American Cellular”), a 50%-owned joint venture of the Company, and ACC Escrow Corp., a newly formed, wholly-owned, indirect subsidiary of the Company, completed the private offering of $900.0 million aggregate principal amount of 10% Series A senior notes due 2011. The senior notes were issued at par by ACC Escrow Corp. ACC Escrow Corp. was merged into American Cellular as part of the restructuring. The net proceeds from the offering were used to fully repay American Cellular’s existing bank credit facility and to pay expenses of the restructuring. DCC is not a guarantor of these senior notes. All material subsidiaries of American Cellular are the guarantors of these senior notes.

      On August 19, 2003, the Company and American Cellular completed an exchange offer for American Cellular’s existing 9.5% senior subordinated notes due 2009 (the “existing notes”). This exchange offer resulted in the restructuring of American Cellular’s indebtedness and equity ownership. As part of the American Cellular restructuring, holders of $681.9 million of the $700.0 million of notes tendered their notes. In exchange for the tendered notes, the old noteholders received from the Company 43.9 million shares of the Company’s class A common stock, 681,900 shares of the Company’s convertible preferred stock with an aggregate liquidation preference of $121.8 million, convertible into a maximum of 13.9 million shares of the Company’s class A common stock, and $48.7 million in cash. In addition, the Company issued an additional 4,301 shares of its Series F convertible preferred stock and 276,848 shares of its class A common stock in payment of certain fees. Upon consummation of the restructuring, American Cellular became a wholly-owned subsidiary of the Company. Therefore, American’s assets, liabilities and results of operations have been included in the accompanying condensed consolidated financials from the date of acquisition.

      American Cellular expects to enter into a new senior credit facility, to be secured by certain of its assets, with availability up to $30 million. However, American Cellular does not currently have commitments for any such facility.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The calculation of the purchase price of American Cellular and the allocation of the acquired assets and assumed liabilities for American Cellular are as follows:

(In millions, except
share price)
Calculation and preliminary allocation of purchase price:
Shares of Dobson common stock issued	44.2
Dobson stock price at acquisition	$6.84

Fair value of common stock issued	$302.0
Plus fair value of Dobson convertible preferred stock issued	122.5
Plus cash paid to American Cellular noteholders	50.0

Total purchase price	474.5
Plus fair value of liabilities assumed by Dobson:
Current liabilities	71.3
Long-term debt	912.6
Other non-current liabilities	1.8
Deferred income taxes	145.2

Total purchase price plus liabilities assumed	$1,605.4

Fair value of assets acquired by Dobson:
Current assets	104.8
Property, plant and equipment	184.7
Wireless licenses	569.2
Customer lists	81.1
Deferred financing costs	19.0
Other non-current assets	0.6
Goodwill (none deductible for income taxes)	646.0

Total fair value of assets acquired	$1,605.4

      The Company acquired the remaining equity interest in American Cellular to continue the Company’s strategy of owning rural and suburban wireless telecommunication service areas. As a result of the acquisition, the Company increased the number of service areas in which it is licensed to offer services and increased the number of its subscribers. The Company previously managed the operations of American Cellular under an arrangement with its joint venture partner.

      Prior to the restructuring, American Cellular had net operating loss, or NOL, carryforwards of approximately $320 million. The restructuring transactions resulted in the reduction of approximately $200 million of those NOL carryforwards. After the restructuring, approximately $120 million of NOL carryforwards remain available to American Cellular. However, the restructuring also resulted in an ownership change within the meaning of the Internal Revenue Code Section 382 and the regulations thereunder. This ownership change limits the amount of previously generated NOL carryforwards that American Cellular can utilize to offset future taxable income. American Cellular has reviewed the need for a valuation allowance against these NOL carryforwards. Based on a review of taxable income, history and trends, forecasted taxable income, expiration of carryforwards and limitations on the annual use of the carryforwards, American Cellular has not provided a valuation allowance for the NOL carryforwards because management believes that it is more likely than not that all of the NOL carryforwards of American Cellular will be realized prior to their expiration.

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

      The cost of the acquired Alaska assets was $126.0 million. As part of the exchange agreements, the Company and AT&T Wireless agreed to make or receive a payment based on relative working capital balances for the affected markets. The Company estimates a payment of $10.2 million will be required. The Company has determined a preliminary purchase price allocation and will finalize in future periods when the determination of final tax basis and the fair value of assets acquired and liabilities assumed are completed. The Alaska assets, liabilities and results of operations have been included in the accompanying condensed consolidated financials from the date of acquisition. The Company has reclassified its financial statements to reflect the operations of its California properties as discontinued operations, see Note 4 below.

      The above business combinations are accounted for as purchases. Accordingly, the related statement of financial positions and their results of operations have been included in the accompanying condensed consolidated statements of operations from the date of acquisition. The unaudited pro forma information set forth below includes all business combinations that occurred during 2003, as if the combinations occurred at the beginning of the period presented. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	($ in thousands)		($ in thousands)
Operating revenue	$288,725	$300,698	$855,794	$826,007
Income from continuing operations	(21,603)	23,484	27,851	(281,646)
Net income (loss) before extraordinary items and cumulative effect of accounting changes	(21,603)	26,957	27,851	(160,483)
Net income (loss)	(21,603)	26,957	27,851	(616,237)
Net income (loss) applicable to common stockholders	(24,319)	30,597	199,226	(663,132)

3.	Investment in Unconsolidated Joint Venture

      Through August 18, 2003, the Company owned a 50% interest in a joint venture that owned American Cellular. This investment was accounted for on the equity method. Beginning on June 30, 2002 and continuing through August 2003, American Cellular failed to comply with a financial covenant in its senior credit facility, which required that American Cellular not exceed a certain total debt leverage ratio. Due to factors and circumstances impacting American Cellular, American Cellular concluded that it was necessary to re-evaluate its carrying value of its goodwill and indefinite life intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Based on re-evaluations, American Cellular concluded that there was an impairment of its goodwill at June 30, 2002 and December 31, 2002. As a result, American Cellular recognized an impairment loss totaling $377.0 million, at June 30, 2002, and an additional impairment loss of $423.9 million, at December 31, 2002. After recognizing its 50% interest of the impairment at June 30, 2002, the Company’s investment in the joint venture was written down to zero. Therefore, the additional impairment loss of $423.9 million at December 31, 2002, did not impact the Company’s results of operations or financial condition. The Company did not guarantee any of American Cellular’s obligations.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the significant financial information for the joint venture and its subsidiary, American Cellular, as of December 31, 2002, and for the period from July 1, 2003 through August 18, 2003, for the three months ended September 30, 2002, for the periods from January 1, 2003 through August 18, 2003 and for the nine months ended September 30, 2002 (see above concerning the acquisition of the remaining equity interest in American Cellular):

December 31,
2002

($ in thousands)
Current assets	$102,199
Property, plant and equipment, net	185,935
Intangible assets	915,845
Other assets	5,939
Current liabilities	1,659,503
Preferred stock	35,000
Other liabilities	43,690
Members’ deficit	(528,275)

	Period from		Period from
	July 1, 2003	Three Months	January 1, 2003	Nine Months
	through	Ended	through	Ended
	August 18,	September 30,	August 18,	September 30,
	2003	2002	2003	2002

	($ in thousands)		($ in thousands)
Operating revenue	$65,300	$124,202	$288,727	$339,895
Operating income	21,121	36,379	83,677	85,505
Impairment of goodwill	—	—	—	(377,000)
Income (loss) from continuing operations	3,345	4,280	3,042	(390,667)
Income from discontinued operations and sale of discontinued operations, net	—	—	—	12,818
Cumulative effect of change in accounting principle, net	—	—	—	(281,640)
Extraordinary gain, net	131,009	—	131,009	—
Dividends	(1,726)	(1,182)	(2,980)	(3,444)
Net income (loss) applicable to members	132,628	3,098	131,071	(662,933)

      On August 19, 2003, as described above, the Company and American Cellular completed the restructuring of American Cellular’s indebtedness and equity ownership. Upon consummation of the restructuring, American Cellular became a wholly-owned subsidiary of the Company.

4.	Discontinued Operations

      On February 8, 2002, the Company sold California 7 RSA, Ohio 2 RSA and Georgia 1 RSA to Verizon Wireless for a total purchase price of $263.0 million, and American Cellular sold Tennessee 4 RSA to Verizon Wireless for a total purchase price of $202.0 million. In addition, on February 28, 2002, the Company completed another transaction with Verizon Wireless in which the Company sold its 75% ownership interest in Arizona 5 RSA for a total purchase price of $85.0 million. Proceeds from these transactions were primarily used to pay down bank debt. On June 17, 2003, the Company exchanged its California properties with AT&T

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Wireless, as described above. The Company’s financial statements have been reclassified to reflect the exchange of these properties with AT&T Wireless and the sale of these properties to Verizon Wireless as discontinued operations in the condensed consolidated financial statements.

      Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the condensed consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the markets being sold as discontinued operations. The assets and liabilities of such operations have been classified as “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, on the December 31, 2002 condensed consolidated balance sheet and consist of the following:

December 31,
2002

($ in thousands)
Current assets	$5,749
Property, plant and equipment, net	29,023
Wireless license acquisition costs, net	143,212
Other assets	72

Total assets of discontinued operations	$178,056

Current liabilities	$3,472
Minority interest	1,397
Deferred tax liabilities	57,939

Total liabilities of discontinued operations	$62,808

      The net income from discontinued operations was classified on the condensed consolidated statement of operations as “Income from discontinued operations.” For the nine months ended September 30, 2002, these discontinued operations included both the results of operations for the properties sold to Verizon and the California properties included in the exchange with AT&T Wireless. As for the three months ended September 30, 2002 and the nine months ended September 30, 2003, only the California properties are included. Summarized results of discontinued operations are as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

	($ in thousands)		($ in thousands)
Operating revenue	$—	$18,048	$31,964	$64,017
Income before income taxes	—	5,601	11,610	21,970
Income tax provision	—	(2,128)	(4,412)	(8,349)
Income from discontinued operations	—	3,473	7,198	13,621

      The long-term debt of the Company is at the consolidated level and is not reflected by each individual market. Thus, the Company has allocated a portion of interest expense to the discontinued operations to properly reflect the interest that was incurred to finance the operations for these markets. The interest expense allocated to these operations was $2.2 million for the nine months ended September 30, 2003, $1.9 million for the three months ended September 30, 2002, and $7.4 million for the nine months ended September 30, 2002.

      The Company completed the sale of Ohio 2 RSA, California 7 RSA and Georgia 1 RSA on February 8, 2002 and the sale of Arizona 5 RSA on February 28, 2002, and recorded income from discontinued operations totaling $5.1 million, net of tax expense, for the nine months ended September 30, 2002, and recorded the

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related gains on the sale totaling $88.3 million, net of tax expense, for the nine months ended September 30, 2002.

      The Company completed the exchange of its two remaining California properties with AT&T Wireless on June 17, 2003, and recorded income from discontinued operations of $3.5 million, net of tax expense, for the three months ended September 30, 2002, $7.2 million, net of tax expense, for the nine months ended September 30, 2003, and $8.5 million, net of tax expense, for the nine months ended September 30, 2002. In addition, during the nine months ended September 30, 2003, the Company recognized a gain in net income on the exchange, which totaled approximately $27.5 million, net of tax expense. As part of the consideration for this transaction, AT&T Wireless transferred to the Company all of the Company’s Series AA preferred stock, which had a fair value that was substantially lower than the carrying value, thus resulting in a gain. This gain of $196.3 million is reflected in the Company’s income applicable to common stockholders as a gain on redemption of preferred stock.

      The net loss from discontinued operations from the Company’s previous investment in joint venture represents the discontinued operations from American Cellular. The Company previously owned 50% of the joint venture, which owned American Cellular. As of August 19, 2003 American Cellular is a wholly-owned subsidiary of the Company. The results are as follows:

For the Period from
January 1, 2002
through Disposition

($ in thousands)
Operating revenues	$2,319
Loss before income taxes	(1,090)
Income tax benefit	436
Loss from discontinued operations	(654)

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

      Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor and materials overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense for the nine months ended September 30,

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003 and 2002 totaled $64.9 million and $49.4 million, respectively. Listed below are the gross property, plant and equipment amounts and the related accumulated depreciation for the periods described.

	September 30,	December 31,
	2003	2002

	($ in thousands)
Gross property, plant and equipment	$995,645	$469,933
Accumulated depreciation	(461,235)	(198,230)

Property, plant and equipment, net	$534,410	$271,703

6.	Long-Term Debt

      The Company’s long-term debt consisted of the following:

	September 30,	December 31,
	2003	2002

	($ in thousands)
Credit facilities	$54,008	$786,382
Dobson/ Sygnet senior notes	188,500	188,500
DCC 10.875% senior notes, net of discount	298,384	298,238
DCC 11.75% senior notes	20	20
DCC 8.875% senior notes	650,000	—
ACC 10% senior notes	900,000	—
ACC 9.5% senior subordinated notes	12,635	—

Total debt	2,103,547	1,273,140
Less — Current maturities	1,000	50,704

Total long-term debt	$2,102,547	$1,222,436

Dobson Operating Co., L.L.C. Credit Facility

      The Dobson Operating Co. LLC. (“DOC LLC”) credit facility included a $204.5 million revolving credit facility and $279.6 million remaining of term loan facilities consisting of a Term A facility of $130.2 million, a Term B Facility of $80.7 million and an additional Term B Facility of $68.7 million. On September 26, 2003, the Company used a portion of the net proceeds of its private offering of $650 million 8.875% senior notes to repay all amounts outstanding under this credit facility, as described below. This prepayment resulted in a loss from extinguishment of debt of $11.0 million, due to the write off of related deferred financing costs.

Sygnet Wireless Credit Facility

      The Company’s indirect wholly-owned subsidiary, Sygnet Wireless, was a party to a secured credit agreement for an aggregate of $267.1 million, consisting of a $3.4 million revolving credit facility and $263.7 million of term loans. On September 26, 2003, in connection with the private offering of $650 million 8.875% senior notes, as described below, $213.1 million of this credit facility was repaid. As of September 30, 2003, $54.0 million remained outstanding under this credit facility. Subsequent to September 30, 2003, the Company repaid the remaining balance of this credit facility, as described below. For the nine months ended September 30, 2003, this prepayment resulted in a loss from extinguishment of debt of $17.1 million, due to the write off of related deferred financing costs.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dobson/ Sygnet Senior Notes

      On September 30, 2002, the Company purchased $11.5 million principal amount of senior notes issued by the Company’s subsidiary, Dobson/ Sygnet Communications Company (“Dobson/ Sygnet”) for the purchase price of $8.9 million. This repurchase resulted in a reduction of the Company’s total outstanding debt and a gain from extinguishment of debt of $2.6 million due to the write off of related deferred financing costs. Subsequent to September 30, 2003, the Company purchased an additional $183.3 million principal amount of these senior notes, as described below.

DCC Senior Notes

      On September 26, 2003, the Company completed its private offering of $650 million aggregate principal amount of 8.875% senior notes due 2013. The net proceeds from the offering, together with borrowings under a new $700 million credit facility that was obtained by the Company’s wholly-owned subsidiary, Dobson Cellular Systems, Inc. (“DCS”), in October 2003, were used to refinance and replace the existing credit facilities of the Company’s subsidiaries, to fund the repurchase of $183.3 million principal amount of Dobson/ Sygnet’s 12.25% senior notes, to fund the repurchase of 246,967 shares of the Company’s 12.25% senior exchangeable preferred stock having an aggregate liquidation preference of $248.3 million, and for general corporate purposes. American Cellular is an unrestricted subsidiary for purposes of the Company’s 8.875% senior notes.

American Cellular Senior Notes

      On August 8, 2003, American Cellular and ACC Escrow Corp., a newly formed, wholly-owned, indirect subsidiary of the Company, completed the private offering of $900.0 million aggregate principal amount of 10% Series A senior notes due 2011. The senior notes were issued at par on August 8, 2003, by ACC Escrow Corp. ACC Escrow Corp. merged into American Cellular as part of the restructuring. The net proceeds from the offering were used to fully repay American Cellular’s existing bank credit facility and to pay expenses of the restructuring. DCC is not a guarantor of these senior notes. All material subsidiaries of American Cellular are guarantors of these senior notes.

DCS Credit Facility

      On October 23, 2003, the Company caused Sygnet Wireless, (and its wholly-owned subsidiary, Sygnet Communications, Inc.), to be merged with and into the Company’s wholly-owned subsidiary, DCS, and caused DOC LLC immediately thereafter to terminate its revolving credit facility and replace it with a new senior secured credit facility consisting of:

•	a 6-year $150.0 million senior secured revolving credit facility, and

•	a 6.5-year $550.0 million senior secured term loan facility.

      The new DCS credit facility is guaranteed by the Company, DOC LLC and each of DCS’s direct subsidiaries and is secured by a first priority security interest in all of the tangible and intangible assets of DCS. The new DCS credit facility is not guaranteed by American Cellular or any of its subsidiaries.

      Interest on the DCS credit facility is currently based on a LIBOR formula plus a spread.

      Under specified terms and conditions, including covenant compliance, the amount available under the new DCS credit facility may be increased by an incremental facility of up to $200.0 million. The Company has the right to make no more than four requests to increase the amount of the credit facility and with respect to the revolving credit facility, it must be made at least 12 months prior to the credit termination date and with respect to the term loan facility, it must be made within 30 months of the closing date. Any incremental

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility will have a maturity greater than the weighted average life of the existing debt under the new DCS credit facility.

      Under the new DCS credit facility there are mandatory scheduled principal or amortization payments of the term loan facility and no reductions in commitments under the revolving credit facility. The term loan facility will amortize 1% per annum for the first 5.5 years and in equal quarterly installments for the balance in the final year. The revolving credit facility is scheduled to mature in April 2009 and the term loan facility is scheduled to mature in April 2010. However, if the Company has not refinanced or repaid its 10.875% senior notes by January 31, 2010, then the term loan facility will mature on January 31, 2010.

      DCS will also be required to make mandatory reductions of the credit facility with the net cash proceeds received from certain issuances of debt and equity and upon any material sale of assets.

      The DCS credit agreement contains covenants that, subject to specified exceptions, limit the Company’s ability to:

•	make capital expenditures;

•	sell or dispose of assets;

•	incur additional debt;

•	create liens;

•	merge with or acquire other companies;

•	engage in transactions with affiliates; and

•	make loans, investments, advances or stock repurchases.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Set forth below are condensed consolidating financial statements of Dobson Communications Corporation as of September 30, 2003 and for the nine months ended September 30, 2003. These financials include Dobson Cellular Systems (“DCS”), (the guarantor of the DCS credit facility) and American Cellular (American Cellular’s subsidiaries are the guarantors of its $900 million aggregate principal amount of senior notes) from the date of acquisition through September 30, 2003.

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2003

	DCS	ACC	Parent	Eliminations	Consolidated

	($ in thousands)

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,885	$49,653	$136,866	$—	$229,404
Restricted cash and investments	7,262	4,239	—	—	11,501
Accounts receivable	72,289	42,823	—	—	115,112
Inventory	15,043	3,308	—	—	18,351
Prepaid expenses and other	7,872	6,753	15	—	14,640

Total current assets	145,351	106,776	136,881	—	389,008

PROPERTY, PLANT AND EQUIPMENT, net	327,818	206,539	53	—	534,410

OTHER ASSETS:
Net intercompany (payable) receivable	(86,631)	646	85,985	—	—
Restricted assets	525	—	—	—	525
Goodwill	28,470	646,757	1,142	—	676,369
Wireless license acquisition costs	1,123,873	569,169	14,099	—	1,707,141
Deferred financing costs, net	8,910	18,769	18,465	—	46,144
Other intangibles, net	23,169	79,253	—	—	102,422
Other non-current assets	7,211	620	1,561,364	(1,561,372)	7,823

Total other assets	1,105,527	1,315,214	1,681,055	(1,561,372)	2,540,424

Total assets	$1,578,696	$1,628,529	$1,817,989	$(1,561,372)	$3,463,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	75,636	50,337	—	—	125,973
Accrued expenses	21,303	9,318	1,610	—	32,231
Accrued interest	8,813	17,299	9,013	—	35,125
Deferred revenue and customer deposits	14,279	11,552	6	—	25,837
Current portion of long-term debt	1,000	—	—	—	1,000
Accrued dividends payable	—	—	14,336	—	14,336
Current portion of obligations under capital leases	899	—	—	—	899

Total current liabilities	121,930	88,506	24,965	—	235,401

OTHER LIABILITIES:
Long-term debt, net of current portion	253,008	912,635	936,904	—	2,102,547
Deferred tax liabilities	139,770	145,370	925	(12,160)	273,905
Senior exchangeable preferred stock, net	—	—	531,452	—	531,452
Other non-current liabilities	7,537	6,815	—	—	14,352
Series F Convertible Preferred Stock	—	—	122,536	—	122,536
STOCKHOLDERS’ EQUITY:
Total stockholders’ equity	1,056,451	475,203	201,207	(1,549,212)	183,649

Total liabilities and stockholders’ equity	$1,578,696	$1,628,529	$1,817,989	$(1,561,372)	$3,463,842

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2003

	DCS	ACC	Parent	Eliminations	Consolidated

	($ in thousands)

	(Unaudited)
OPERATING REVENUE:
Service revenue	$295,052	$38,630	$—	$—	$333,682
Roaming revenue	146,761	14,538	—	—	161,299
Equipment and other revenue	19,523	1,994	—	(738)	20,779

Total operating revenue	461,336	55,162	—	(738)	515,760

OPERATING EXPENSES:
Cost of service (exclusive of items shown separately below)	109,360	11,612	—	(189)	120,783
Cost of equipment	31,903	4,500	—	—	36,403
Marketing and selling	45,989	6,553	—	—	52,542
General and administrative	57,441	8,872	15	(549)	65,779
Depreciation and amortization	68,554	8,861	—	—	77,415

Total operating expenses	313,247	40,398	15	(738)	352,922

OPERATING INCOME (EXPENSE)	148,089	14,764	(15)	—	162,838

OTHER (EXPENSE) INCOME:
Interest expense	(48,070)	(13,849)	(29,643)	4,335	(87,227)
Dividends on mandatory redeemable preferred stock	—	—	(17,833)	—	(17,833)
Loss from extinguishment of debt	(28,102)	—	—	—	(28,102)
Dividend from DCS	—	—	32,000	(32,000)	—
Other income (expense), net	2,311	143	4,021	(4,335)	2,140

INCOME (LOSS) BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	74,228	1,058	(11,470)	(32,000)	31,816
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(5,251)	—	—	—	(5,251)

INCOME (LOSS) BEFORE INCOME TAXES	68,977	1,058	(11,470)	(32,000)	26,565
Income tax (expense) benefit	(26,211)	(402)	(2,417)	12,160	(16,870)

INCOME (LOSS) FROM CONTINUING OPERATIONS	42,766	656	(13,887)	(19,840)	9,695
Income from discontinued operations and disposal of discontinued operations, net of income tax expense	34,713	—	—	—	34,713

NET INCOME	77,479	656	(13,887)	(19,840)	44,408
Dividends on preferred stock	—	—	(41,421)	—	(41,421)
Gain on redemption of preferred stock	—	—	218,310	—	218,310

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$77,479	$656	$163,002	$(19,840)	$221,297

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2003

	DCS	ACC	Parent	Eliminations	Consolidated

	($ in thousands)

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$42,766	$656	$(13,887)	$(19,840)	$9,695
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects of acquisitions —
Depreciation and amortization	68,553	8,862	—	—	77,415
Amortization of bond premium and financing costs	6,673	269	163	—	7,105
Deferred income taxes	33,669	201	(25,148)	12,160	20,882
Noncash mandatorily redeemable preferred stock dividends	—	—	6,868	—	6,868
Cash provided by operating activities of discontinued operations	7,833	—	—	—	7,833
Gain on disposition of assets, net	235	—	—	—	235
Gain (loss) on extinguishment of debt	28,102	—	—	—	28,102
Minority interests in income of subsidiaries	5,251	—	—	—	5,251
Changes in current assets and liabilities —
Accounts receivable	(1,771)	3,594	—	—	1,823
Inventory	(8,713)	101	—	—	(8,612)
Prepaid expenses and other	(2,068)	(1,135)	(5)	—	(3,208)
Accounts payable	14,234	26,292	—	—	40,526
Accrued expenses	(461)	(650)	(7,838)	—	(8,949)
Deferred revenue and customer deposits	665	300	—	—	965

Net cash provided by (used in) operating activities	194,968	38,490	(39,847)	(7,680)	185,931

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(80,928)	(28,843)	—	—	(109,771)
Purchase of wireless license & properties	(123)	141	(50,018)	—	(50,000)
Cash acquired through acquisition of American Cellular Corporation	—	35,819	—	—	35,819
Decrease (increase) in receivable-affiliates	16,955	(11,010)	(22,974)	7,680	(9,349)
Proceeds from sale of property, plant, and equipment	13	—	—	—	13
Refund of funds held in escrow for contingencies on sold assets	7,094	—	—	—	7,094
Cash used in investing activities from discontinued operations	(316)	—	—	—	(316)
Other investing activities	266	—	6,462	—	6,728

Net cash (used in) provided by investing activities	(57,039)	(3,893)	(66,530)	7,680	(119,782)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	900,000	650,000	—	1,550,000
Repayments of long-term debt	(732,374)	(864,294)	—	—	(1,596,668)
Distributions to partners	(5,788)	—	—	—	(5,788)
Preferred stock dividends	—	—	(10,844)	—	(10,844)
Issuance of common stock	—	—	888	—	888
Redemption of exchangeable preferred stock	—	—	(36,593)	—	(36,593)
Purchase of treasury stock	—	—	(8,498)	—	(8,498)
Receipt of subscriptions receivable	—	—	9,966	—	9,966
Capital contribution from parent	527,000	—	(527,000)	—	—
Deferred financing costs	3,281	(20,651)	(14,747)	—	(32,117)
Other financing activities	(541)		(753)	—	(1,294)

Net cash (used in) provided by financing activities	(208,422)	15,055	62,419	—	(130,948)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(70,493)	49,652	(43,958)	—	(64,799)
CASH AND CASH EQUIVALENTS, beginning of period	113,378	—	180,825	—	294,203

CASH AND CASH EQUIVALENTS, end of period	$42,885	$49,652	$136,867	$—	$229,404

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

Debt of DCCLP

      On May 19, 2003, the Company’s principal stockholder DCCLP, and certain of its affiliates, entered into a new credit agreement with Bank of America, N.A. This credit agreement, which matures in May 2006, had an aggregate principal amount outstanding of $60 million as of September 30, 2003. To secure their obligations under this credit agreement, DCCLP and its affiliates individually pledged certain assets, which included beneficial ownership of shares of the Company’s class A and class B common stock. However, the new agreement eliminates the risk of a change of control of the Company related to possible future default on the DCCLP loan as DCCLP has retained a sufficient number of shares of the Company’s class B common stock that are no longer pledged as collateral for DCCLP’s loan from Bank of America, so that a default under the new credit agreement would not result in a change of control of the Company. As a result, the substantial doubt that existed as of December 31, 2002 and March 31, 2003 regarding the Company’s ability to continue operating as a going concern no longer exists. Under the terms of its new agreement with Bank of America, DCCLP transferred 32.5 million shares of the Company’s class A common stock to Bank of America. On July 31, 2003 and August 1, 2003, an affiliate of Bank of America sold a total of 4.0 million shares of the Company’s class A common stock, which had been acquired by the Bank as part of the loan restructuring between the Bank and DCCLP in May of 2003. These sales constitute a “Release Event,” as defined in the credit agreement. As a result, Bank of America has released its lien on an additional 1.5 million class B shares owned by DCCLP. On October 10, 2003, Bank of America sold all of the remaining 28.5 million shares of class A common stock that it had acquired from DCCLP.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Preferred Stock

      As of September 30, 2003 and December 31, 2002, the Company’s authorized and outstanding Preferred Stock was as follows:

		Number of	Number of					Other
		Shares	Shares					Features,
	Number of	Outstanding at	Outstanding at			Liquidation	Mandatory	Rights,
	Shares	September 30,	December 31,	Par Value		Preference	Redemption	Preferences
Class	Authorized	2003	2002	Per Share	Dividends	Per Share	Date	and Powers

Senior Exchangeable	661,006	354,098	374,941	$1.00	12.25% Cumulative	$1,000	Jan. 15, 2008	Non-voting
Senior Exchangeable	403,772	189,701	198,780	$1.00	13% Cumulative	$1,000	May 1, 2009	Non-voting
Series AA	—	—	200,000	$1.00	5.96% Cumulative	$1,000	Feb. 8, 2011	Non-voting
Class E	40,000	—	—	$1.00	15% Cumulative	$1,131.92	Dec. 23, 2010	Non-voting
Series F	1,900,000	686,201	—	$1.00	6% Cumulative	$178.571	Aug. 18, 2016	Non-voting
Other	2,995,222	—	—	$1.00	—	—	—	—

	6,000,000	1,223,900	773,721

      The Company issued 686,201 shares of Series F convertible preferred stock on August 18, 2003, mandatorily redeemable on August 18, 2016, for $178.571 per share. Holders of the preferred stock are entitled to cumulative dividends from the date of issuance and a liquidation preference of $178.571 per share. The Company may pay dividends at its option, at 6% in cash or at 7% in additional shares of Series F convertible preferred stock. The preferred stock is redeemable at the option of the Company in whole or in part on and after August 18, 2005. Holders of the preferred stock have no voting rights. Each share of the Company’s Series F convertible preferred stock is convertible into the Company’s Class A common stock at a conversion rate of $8.75 per share, subject to adjustment from time to time.

      During the nine months ended September 30, 2003, the Company repurchased a total of $32.7 million carrying value of its 12.25% senior exchangeable preferred stock and $27.5 million carrying value of its 13% senior exchangeable preferred stock. The preferred stock repurchase totaled 60,207 shares for $36.6 million, all of which were canceled by March 31, 2003. This repurchase resulted in an excess of carrying value over repurchase price of preferred stock totaling $22.0 million. The excess of carrying value over repurchase price has been included in net income applicable to common stockholders. On October 31, 2003, the Company repurchased an additional 246,967 shares of its 12.25% senior exchangeable preferred stock.

      The Company recorded preferred stock dividends of $59.3 million for the nine months ended September 30, 2003 consisting primarily of $21.8 million of cash dividends on its 12.25% senior exchangeable preferred stock, $12.0 million through the issuance of additional shares and $0.5 million of accrued dividends on its 12.25% senior exchangeable preferred stock, $18.6 million of dividends on its 13% senior exchangeable preferred stock through the issuance of additional shares, $5.5 million of accrued dividends on its Series AA preferred stock and $0.9 million of accrued dividends on its Series F convertible preferred stock. In accordance with FAS 150, dividends related to the Company’s 12.25% and 13% mandatorily redeemable preferred stocks are classified in net (loss) income as of July 1, 2003. Therefore, $17.8 million of the $59.3 million preferred stock dividends are recorded as net (loss) income on the income statement as a financing expense titled, “dividends on mandatorily redeemable preferred stock,” for the nine months ended September 30, 2003.

      Beginning after January 15, 2003, under terms of the preferred share certificate of designation, the Company is required to pay dividends in cash on its 12.25% senior exchangeable preferred stock.

      On June 17, 2003 the Company completed an exchange offer with AT&T Wireless that, among other things, resulted in AT&T Wireless transferring to the Company all of its outstanding shares of Series AA preferred stock. Upon receipt of the Series AA preferred stock the Company canceled that issue, including the related accrued dividends. See Note 2 and 4 for further details of this exchange.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Stock-Based Compensation

      The Company accounts for its stock option plans under APB Opinion 25, under which no compensation cost is recognized when options are granted at the market value. The following schedule shows the Company’s net (loss) income and net (loss) income per share for the three and nine months ended September 30, 2003 and September 30, 2002, had compensation expense been determined consistent with the SFAS No. 123, “Accounting for Stock-Based Compensation”. The pro forma information presented below is based on several assumptions and should not be viewed as indicative of the Company’s future results.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

	($ in thousands, except for		($ in thousands, except for
	per share amounts)		per share amounts)
Net (loss) income applicable to common stockholders:
As reported	$(21,192)	$19,359	$221,298	$(216,168)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(414)	(414)	(1,243)	(690)

Pro forma	$(21,606)	$18,945	$220,055	$(216,858)

Basic net (loss) income applicable to common stockholders per common share:
As reported	$(0.19)	$0.21	$2.28	$(2.38)
Pro forma	$(0.20)	$0.21	$2.27	$(2.39)
Diluted net (loss) income applicable to common stockholders per common share:
As reported	$(0.19)	$0.21	$2.21	$(2.38)
Pro forma	$(0.20)	$0.21	$2.20	$(2.39)

      In July 2003, the Company’s Board of Directors adopted and approved a plan whereby options granted under the 2000 Plan could, at the election of the option holder, be exchanged for a specified number of new options to be granted no sooner than January 30, 2004. The period to make the election to exchange these options ended on July 29, 2003. Any new options to be granted would be subject to the same vesting schedule as the surrendered options.

      As of July 29, 2003, all eligible option holders had elected to surrender their old options. Options totaling 2,515,000 shares were surrendered by a total of 65 option holders.

9.	Commitments

      The Company and its subsidiary, American Cellular, entered into an equipment supply agreement in which the Company agreed to purchase approximately $150.0 million of cell site and switching equipment between November 16, 2001 and July 15, 2005, to update the wireless systems for the newly acquired and existing MSAs and RSAs. This commitment was fulfilled as of September 30, 2003.

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

      Upon implementation of SFAS No. 142, the Company performed a comparison of the carrying amount of its wireless license acquisition costs to the fair value of those assets. For purposes of this comparison, it is the Company’s policy to aggregate its wireless license acquisition costs. The Company determined the fair value of its wireless license acquisition costs based on its estimated future discounted cash flows. Based on the comparison, the Company determined that the carrying amount of its wireless license acquisition costs exceeded their estimated fair value. As a result, the Company recorded a charge, net of income tax benefit, of $33.3 million to reflect the write-down of its wireless license acquisition costs to their fair value and a charge of $140.8 million to reflect its equity in the write-down of the wireless license acquisition costs of its then 50% owned joint venture, American Cellular to their fair values. In addition, at June 30, 2002 and continuing through August 2003, American Cellular, failed to comply with the total debt leverage ratio required by its senior credit facility. Due to factors and circumstances impacting American Cellular, American Cellular concluded that it was necessary to re-evaluate the carrying value of its goodwill and its indefinite life intangible assets in accordance with SFAS No. 142. Based on these evaluations at June 30, 2002 and December 31, 2002, American Cellular concluded that there were impairments of its goodwill. Therefore, American Cellular recorded an impairment loss totaling $377.0 million at June 30, 2002, and an additional impairment loss of

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$423.9 million at December 31, 2002, bringing its total impairment loss on goodwill to $800.9 million for the year ended December 31, 2002. However, after recognizing the Company’s 50% interest in American’s impairment at June 30, 2002, the Company’s investment in the joint venture was written down to zero. Therefore, the additional impairment loss at December 31, 2002, did not impact the Company’s results of operations or financial condition.

      The FASB’s Emerging Issues Task Force issued “EITF 00-21: Accounting for Revenue Arrangements with Multiple Deliverables,” to address certain revenue recognition issues. The guidance provided from EITF 00-21 addresses both the timing and classification in accounting for different earnings processes. The Company adopted EITF 00-21 in July 2003 and it did not have a material impact on the Company’s financial condition or operations.

      In May, 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity.” This statement was effective for interim periods beginning after June 15, 2003 and required that mandatorily redeemable preferred stock be classified as a liability and any related accretion of discount and accrual of dividends be charged to the Company’s statement of operations. Prior to June 15, 2003, the charges related to the mandatorily redeemable preferred stock were not reflected in net income (loss), but were reflected in determining net income (loss) applicable to common stockholder. At September 30, 2003, the carrying value of the Company’s mandatorily redeemable preferred stock was $531.5 million. The related dividends that would have been reflected as interest expense was $40.5 million for the six months ended June 30, 2003. Subsequent to the adoption of SFAS No. 150 for the three months ended September 30, 2003, the Company has reflected $17.8 million of its accrued dividends to its net (loss) income.

      In accordance with the provisions of EITF Topic D-42, as amended at the July 31, 2003 EITF meeting, the Company has reduced the gain on the redemption of preferred stock previously reported in the fourth quarter of 2002 and first quarter of 2003 by the pro rata portion of the respective preferred stock issuance costs associated with the redeemed shares. The gains on the redemptions of preferred stock were reduced by $2.5 million and $1.6 million respectively, which reduces earnings per share for the respective periods by $0.03 and $0.02.

12.	Reclassifications

      Certain items have been reclassified in the 2002 and 2003 consolidated financial statements to conform to the current presentation.

13.	Subsequent Events

      On October 13, 2003, the Company announced the signing of a definitive agreement with Cingular Wireless, to exchange the Company’s ownership in its Maryland RSA 2 cellular property for Cingular’s ownership in its Michigan RSA 5 cellular property. The Maryland RSA 2 property has a total population of approximately 470,700, including the cities of Ocean City, Salisbury, Easton and Cambridge. The Michigan property covers a population of approximately 169,400, including the cities of Cadillac, Manistee, and Ludington. The exchange will result in a net loss of approximately 17,000 subscribers for the Company. As part of the proposed transaction, Cingular will also pay the Company $23.0 million and transfer to the Company its one-percent ownership interests in Texas RSA 2 and Oklahoma RSAs 5 and 7. The Company is the majority owner of these three markets. The companies expect to complete the transaction in the first quarter of 2004. The Company will report the Maryland operations as discontinued operations beginning in the fourth quarter of 2003 and expects to recognize a loss of up to $15.0 million, net of tax.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On October 23, 2003, The Company announced that its wholly owned subsidiary, Dobson Cellular Systems, Inc., closed on its new $700 million senior credit facility, consisting of a $550 million, six and one-half year senior secured term loan B facility and a $150 million, six year senior secured revolving credit facility. In connection with this new senior credit facility, on October 24, 2003, the Company purchased $183.3 million principal amount of senior notes issued by the Company’s subsidiary, Dobson/ Sygnet. This repurchase resulted in a reduction of the Company’s total outstanding debt. In addition, on October 31, 2003, the Company purchased 246,967 share of its 12.25% senior exchangeable preferred stock. The aggregate consideration paid by the Company for the preferred shares purchased in the offer was $263.4 million, including accrued dividends on the purchased shares. As a result of these transactions, the Company expects to recognize a loss of approximately $45.0 million in the fourth quarter of 2003.

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

Overview

      We are one of the largest providers of rural and suburban wireless communications systems in the United States. We began providing wireless telephone services in 1990 in Oklahoma and the Texas Panhandle. We have rapidly expanded our wireless operations with an acquisition strategy targeting underdeveloped rural and suburban areas, which have a significant number of potential customers with substantial needs for wireless communications. At September 30, 2003, our wireless systems covered a population of approximately 11.1 million and we had approximately 1,579,500 subscribers, with an aggregate market penetration of approximately 14.2%. We serve markets in portions of Alaska, Arizona, Illinois, Kansas, Kentucky, Maryland, Michigan, Minnesota, Missouri, New York, Ohio, Oklahoma, Pennsylvania, Texas, West Virginia and Wisconsin.

      As of August 19, 2003, American Cellular became our wholly-owned subsidiary. As of September 30, 2003, American Cellular’s systems covered a total population of 5.0 million and had approximately 701,700 subscribers, giving American Cellular an aggregate market penetration of 14.0%. Prior to August 19, 2003 we managed American Cellular, whose markets have demographic characteristics similar to ours in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin.

      Until August 18, 2003, we accounted for our 50% interest in the American Cellular joint venture using the equity method of accounting. As a result, through August 18, 2003, we have reflected our previously owned 50% share of the American Cellular joint venture’s equity in a single line item entitled “Investment in joint venture” in our balance sheet and we have reflected our previously owned 50% share of American Cellular joint venture’s net income or losses in a single line item entitled “Loss from investment in joint venture” in our statement of operations. At June 30, 2002 and continuing through August 2003, American Cellular was not in compliance with its total debt leverage ratio. Due to factors and circumstances impacting American Cellular, American Cellular concluded that it was necessary to re-evaluate the carrying value of its goodwill and indefinite life intangible assets in accordance with Statements of Financial Accounting Standards, or SFAS, No. 142. Based on re-evaluations American Cellular concluded that there were impairments of its goodwill at June 30, 2002 and December 31, 2002. As a result, American Cellular recognized an impairment loss totaling $377.0 million, at June 30, 2002, and an additional impairment loss of $423.9 million at December 31, 2002. After recognizing our previous 50% ownership of the impairment at June 30, 2002, our previous investment in the American Cellular joint venture was written down to zero. Therefore, the additional impairment loss of $423.9 million at December 31, 2002, did not impact our results of operations or financial condition. We did not guarantee any of American Cellular’s obligations.

      On August 19, 2003, we and American Cellular completed the restructuring of American Cellular’s indebtedness and equity ownership. Pursuant to this restructuring, we and American Cellular completed an exchange offer for American Cellular’s existing 9.5% senior subordinated notes due 2009 (the “existing notes”). In connection with the exchange offer, holders of $681.9 million of the $700 million of notes tendered their notes. In exchange for the tendered notes, the old noteholders received from us 43.9 million shares of our class A common stock, 681,900 shares of our convertible preferred stock with an aggregate liquidation preference of $121.8 million, convertible into a maximum of 13.9 million shares of our class A common stock, and $48.7 million in cash. In addition, we issued an additional 4,301 shares of our Series F convertible preferred stock and 276,848 shares of our class A common stock in payment of certain fees. Upon consummation of the restructuring, American Cellular became our wholly-owned subsidiary.

      Also related to the restructuring, on August 8, 2003, American Cellular and ACC Escrow Corp., a newly formed, wholly-owned, indirect subsidiary of us, completed the private offering of $900 million aggregate principal amount of 10% senior notes due 2011. The senior notes were issued at par on August 8, 2003, by ACC Escrow Corp. ACC Escrow Corp. merged into American Cellular as part of the restructuring. The net proceeds from the offering were used to fully repay American Cellular’s existing bank credit facility and to pay expenses of the restructuring. DCC is not a guarantor of these senior notes. All material subsidiaries of American Cellular are guarantors of these senior notes.

      American Cellular expects to enter into a new senior credit facility, to be secured by certain of its assets, with availability up to $30 million. However, American Cellular does not currently have commitments for any such facility.

Discontinued Operations

      On June 17, 2003, we completed the exchange of our two remaining wireless properties in California for two AT&T Wireless properties in Alaska. Also, as a part of this transaction, AT&T Wireless transferred to us all of our Series AA preferred stock that it previously held. Upon the transfer of the Series AA preferred stock, we cancelled this issue. We have reclassified our financial statements to reflect the operations of our California properties as discontinued operations. In addition, as a result of the completion of this transaction on June 17, 2003, the operating results from June 17, 2003 through September 30, 2003 and the assets and liabilities as of September 30, 2003 for the two Alaska properties are appropriately reflected in our financial statements.

      On February 8, 2002, we completed the sale of three of our wireless properties to Verizon Wireless for a total purchase price of $263.0 million. These properties include California 7 RSA, Ohio 2 RSA and Georgia 1 RSA, which cover a total population of approximately 659,000. On February 28, 2002, we completed an additional sale to Verizon Wireless in which we sold our 75% ownership interest in Arizona 5 RSA for a total purchase price of $85.0 million. Arizona 5 RSA covers a total population of approximately 199,200. In addition, on February 8, 2002, two wholly-owned, indirect subsidiaries of American Cellular sold to Verizon Wireless Tennessee 4 RSA for a total purchase price of $202.0 million, which covers a total population of approximately 290,800. As a result of these sales, the results of operations, assets and liabilities of these markets during the periods presented are included as discontinued operations in our condensed consolidated financial statements. We used the proceeds from the sale of these properties primarily to pay down bank debt under the respective credit facilities.

Subscribers

      Our subscriber base contains three types of subscribers; post-paid, reseller and pre-paid. At September 30, 2003 post-paid subscribers accounted for the largest portion of our subscriber base, at 93.5%. These subscribers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these subscribers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller subscribers are similar to our post-paid subscribers in that they pay monthly fees to utilize our network and services; however, these subscribers are billed by a third party (reseller), who has effectively resold our service to the end user (subscriber). We in turn bill the third party for the monthly usage of the end user. At September 30, 2003 the reseller base accounted for 4.5% of our total subscriber base. Our pre-paid subscribers, which at September 30, 2003 accounted for 2.0% of our subscriber base, are subscribers that pre-pay for an agreed upon amount of usage.

      Our average monthly revenue per subscriber and total gross additions are calculated and reported based only on post-paid subscriber information.

Revenue

      Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

      We derive service revenue by providing wireless services to our subscribers. The industry has experienced declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. The yield on our service revenue (service revenue divided by subscriber minutes-of-use) was

$0.14 per minute for the three months ended September 30, 2003, $0.21 per minute for the three months ended September 30, 2002, $0.17 per minute for the nine months ended September 30, 2003, and $0.22 per minute for the nine months ended September 30, 2002. These declines have been generally offset by significant increases in average minutes-of-use per subscriber. The average minute-of-use per subscriber increased 41.0% and 23.2% for the three and nine months ended September 30, 2003 compared to 2002. We believe that the industry trend toward increasing minutes-of-use per subscriber will continue to substantially offset declining revenues per minute-of-use due to the continued popularity of calling plans which offer a large number of included minutes and the enhanced service capacity of recently developed digital networks.

      We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming accounted for 27.5% of our operating revenue for the three months ended September 30, 2003, 37.0% for the three months ended September 30, 2002, 31.3% for the nine months ended September 30, 2003 and 35.9% for the nine months ended September 30, 2002. Roaming revenues have typically had higher margins than revenues from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to network operations, billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, even though roaming revenue yields have offered higher margins than revenue from our subscribers, the yields are declining and are becoming more comparable to yields from our subscribers due to increased market pressures and competition between wireless providers. Our roaming yield (roaming service revenues, which includes airtime, toll charges and surcharges, divided by roaming minutes of use) was $0.18 per minute for the three months ended September 30, 2003, $0.23 per minute for the three months ended September 30, 2002, $0.20 per minute for the nine months ended September 30, 2003, and $0.25 per minute for the nine months ended September 30, 2002. Excluding our activity from our recent acquisitions, roaming minutes increased 7.8% and 17.3% for the three and nine months ended September 30, 2003 compared to 2002. Roaming yields are decreasing as a result of new contracts and scheduled rate reductions in existing contracts. We believe these roaming contracts are beneficial because they secure existing traffic and provide opportunity for a continuing increase in the volume of traffic. Roaming revenue tends to be impacted by seasonality. We typically have higher roaming revenue during the second and third quarters of each year, as users tend to travel more and, therefore, use their wireless phones more during the spring and summer months.

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

      Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections, and corporate administration. We have provided management and certain other services to American Cellular in accordance with a management agreement. Therefore, our corporate and shared call center costs incurred by American Cellular and us are shared and allocated primarily based on our estimated subscribers and the populations in our respective licensed areas.

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

      Our general and administrative expenses and certain other operating expenses include all infrastructure costs, including costs for customer support, billing, collections and corporate administration. We share our corporate and shared call center costs with our subsidiaries allocated primarily on the estimated subscribers and populations in our respective licensed areas. Prior to August 19, 2003, if there had been a change in the method used to allocate shared costs among us and our subsidiaries, the change could have a significant impact on our results of operations.

      We depreciate our property, plant and equipment and amortize our customer lists and certain other intangible assets over their useful lives. These useful lives are based on our estimates of the period that the assets will generate revenue. Prior to 2002, our policy was to review the carrying value of our long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. With the January 2002 implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires companies to cease the amortization of existing goodwill and intangible assets with indefinite lives, we reassessed the useful lives of our intangible assets. A significant portion of our intangible assets is classified as “Wireless license acquisition costs,” which represents our costs associated with acquiring our FCC licenses. These licenses allow us to provide wireless services by giving us the exclusive right to utilize certain radio frequency spectrum. Although the FCC licenses are issued for only a fixed time, generally ten years, these licenses are renewed by the FCC on a routine basis and for a nominal fee. In addition, we have determined that there are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of these FCC licenses. As a result, our wireless license acquisition costs are treated as indefinite life intangible assets. Therefore, upon implementing SFAS No. 142 in its entirety on January 1, 2002, we ceased the amortization of wireless license acquisition costs and now test for impairment of wireless license acquisition costs at least annually and only adjust the carrying amount of these intangible assets upon an impairment of wireless license acquisition costs. We also determine on an annual basis whether facts and circumstances continue to support an indefinite useful life.

      This change in policy has and may continue to have a significant impact to our results of operations and financial position. Through December 31, 2001, as stated above, our accounting policy for impairment of long-lived assets was to review the carrying value of our long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such circumstances were deemed to exist, the carrying value of the asset would be compared to the estimated undiscounted future cash flows generated by the asset. Our definite life assets will continue to be amortized over their estimated useful lives and are subject to the same impairment criteria. As a result of fully implementing SFAS No. 142 on January 1, 2002, we are now required to evaluate the carrying value of our indefinite life intangible assets using their fair values, at least annually. To complete this evaluation, we first performed a comparison of the carrying amount of our wireless license acquisition costs to the fair value of those assets. For purposes of this comparison, it is our policy to aggregate our wireless license acquisition costs. We determined the fair value of our wireless license acquisition costs based on their estimated future discounted cash flows. Based on the comparison we performed upon implementation, we determined that the carrying amount of our wireless license acquisition costs exceeded their estimated fair value. Therefore, upon implementation of this new pronouncement in its entirety, we recorded a charge, net of income tax benefit, of $33.3 million to reflect the write-down of our wireless license acquisition costs to their fair value and a charge of $140.8 million to reflect our previously owned 50% share in the write down to their fair value of the wireless license acquisition costs of American Cellular.

Results of Operations

      The financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statement numbers.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

      Operating revenue. For the three months ended September 30, 2003, our total operating revenue increased $72.3 million, or 47.9%, to $223.4 million from $151.1 million for the comparable period in 2002. The following table sets forth the components of our operating revenue for the periods indicated:

	Three Months Ended September 30,

	2003		2002

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Service revenue	$152,763	68.4%	$89,700	59.4%
Roaming revenue	61,474	27.5%	55,827	37.0%
Equipment and other revenue	9,188	4.1%	5,531	3.6%

Total	$223,425	100.0%	$151,058	100.0%

      For the three months ended September 30, 2003, our service revenue increased $63.1 million, or 70.3%, to $152.8 million from $89.7 million for the three months ended September 30, 2002. This increase was primarily attributable to our acquisition of American Cellular on August 19, 2003, and the two Alaska properties we acquired on June 17, 2003, (“the acquisitions”). The acquisitions accounted for $59.7 million of the increase in our service revenue for the three months ended September 30, 2003. Adjusted for the acquisitions, our service revenue increased by $3.4 million. This increase was primarily attributable to our increased subscriber base in our existing markets. Our average subscriber base in our existing markets increased 6.5%, to 697,700, for the three months ended September 30, 2003, from 655,200, for the three months ended September 30, 2002. These increases in service revenue were partially offset by decreases in our average monthly service revenue per subscriber. The average monthly service revenue per subscriber decreased slightly to $44 for the three months ended September 30, 2003, compared to $45 for the three months ended September 30, 2002, as a result of increased competition and market pressure.

      For the three months ended September 30, 2003, our roaming revenue increased $5.7 million, or 10.1%, to $61.5 million from $55.8 million for the three months ended September 30, 2002. The acquisitions accounted for $17.2 million of our roaming revenue, for the three months ended September 30, 2003. Adjusted for the acquisitions, roaming revenue declined by $11.5 million. This is primarily due to a 26.1% decline in our roaming revenue per minute-of-use in our existing markets. This decline in our roaming revenue per minute-of-use in our existing markets was offset to a limited extent by an 7.8% increase in roaming minutes in our existing markets due to expanded coverage areas and increased usage.

      For the three months ended September 30, 2003, our equipment and other revenue increased $3.7 million, or 66.1%, to $9.2 million from $5.5 million for the three months ended September 30, 2002. The acquisitions accounted for $3.1 million of our equipment and other revenue for the three months ended September 30, 2003. Adjusted for the acquisitions, our equipment and other revenue increased $0.6 million, primarily due to increases in amounts charged to our affiliates for the increased use of shared assets.

      Cost of service. For the three months ended September 30, 2003, our total cost of service increased $14.3 million, or 37.7%, to $52.2 million from $37.9 million for the comparable period in 2002. The acquisitions accounted for $18.3 million of our cost of service for the three months ended September 30, 2003. Adjusted for the acquisitions, cost of service decreased $4.0 million in our existing markets. The following table sets forth the components of our cost of service for the periods indicated:

	Three Months Ended September 30,

	2003		2002

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Network costs	$31,694	60.7%	$22,573	59.5%
Roaming costs	20,512	39.3%	15,337	40.5%

Total cost of service	$52,206	100.0%	$37,910	100.0%

      For the three months ended September 30, 2003, our network costs, which are the costs incurred from operating our wireless network and providing service to our customers, increased $9.1 million, or 40.4%, to $31.7 million from $22.6 million for the comparable period in 2002. The acquisitions accounted for $11.1 million of our network costs for the three months ended September 30, 2003. Adjusted for the acquisitions, network costs declined $2.0 million. This is primarily a result of credits received from certain of our network service providers and renegotiated lower local access rates charged to us by third-party providers for use of local access across the network. as well as reduced rates from our major toll provider.

      For the three months ended September 30, 2003, roaming costs increased by $5.2 million, or 33.7%, to $20.5 million from $15.3 million compared to the same period in 2002. The acquisitions accounted for $7.2 million of our roaming costs for the three months ended September 30, 2003. Adjusted for the acquisitions, roaming costs declined $2.0 million. This is primarily a result of a 22.2% decline in rates charged by those providers resulting from new lower rate agreements offset by an 7.2% increase in the minutes used by our customers on third-party wireless providers’ networks in our existing markets.

      Cost of equipment. For the three months ended September 30, 2003, our cost of equipment increased $6.1 million, or 54.2%, to $17.4 million during 2003 from $11.3 million in 2002. The acquisitions accounted for $6.4 million of our cost of equipment for the three months ended September 30, 2003. Adjusted for the acquisitions, our cost of equipment decreased $0.3 million. This is primarily a result of a decrease in gross subscriber additions in our existing markets. In our existing markets, gross subscriber additions were 41,700 during the three months ended September 30, 2003 compared to 55,000 gross subscriber additions during the three months ended September 30, 2002.

      Marketing and selling costs. For the three months ended September 30, 2003, our marketing and selling costs increased $5.0 million, or 28.6%, to $22.7 million from $17.7 million for the three months ended September 30, 2002. The acquisitions accounted for $8.5 million of our marketing and selling costs three months ended September 30, 2003. Adjusted for the acquisitions, our marketing and selling costs decreased $3.5 million. This is primarily a result of the decrease in gross subscriber additions in our existing markets, as noted above.

      General and administrative costs. For the three months ended September 30, 2003, our general and administrative costs increased $11.8 million, or 63.4%, to $30.4 million from $18.6 million for the three months ended September 30, 2002. The acquisitions accounted for $13.3 million of our general and administrative costs for the three months ended September 30, 2003. Adjusted for the acquisitions, our general and administrative costs decreased $1.5 million. This is primarily a result of reductions in bad debt expense as a result of improved collection efforts and efficiencies gained from further integration of acquired companies and increased economies of scale in our existing markets. Overall, our average monthly general and administrative costs per average subscriber decreased 11.0% to approximately $8 for 2003 compared to approximately $9 for 2002.

      Depreciation and amortization expense. For the three months ended September 30, 2003, our depreciation and amortization expense increased $12.9 million, or 62.1%, to $33.8 million from $20.9 million for 2002. The acquisitions accounted for $10.7 million of our depreciation and amortization expense for the three months ended September 30, 2003. Adjusted for the acquisitions, our depreciation and amortization expense increased $2.2 million. This increase from our existing markets is a result of additional depreciation on fixed assets acquired in 2002 and the first nine months of 2003.

      Interest expense. For the three months ended September 30, 2003, our interest expense increased $9.4 million, or 32.1%, to $38.5 million from $29.1 million for the three months ended September 30, 2002. The acquisitions accounted for $13.8 million of our interest expense for the three months ended September 30, 2003. Adjusted for the acquisitions, our interest expense decreased $4.4 million. This is primarily a result of the reduction of our outstanding balance on our credit facility and decreased variable interest rates as a result of lower interest rates and the expiration of our interest rate hedges.

      Other (expense) income, net. For the three months ended September 30, 2003, our other expense was $2.4 million compared to other income of $0.6 million for the three months ended September 30, 2002 due to a loss on sale of assets.

      Dividends on mandatorily preferred stock. For the three months ended September 30, 2003, dividends on mandatorily preferred stock were $17.8 million. Our financing expense from dividends on mandatorily redeemable preferred stock is a result of our adoption of FAS 150, which requires dividends on mandatorily redeemable preferred stock to be reflected in net income (loss) for interim periods beginning after June 15, 2003. Prior to this quarter, dividends on mandatorily redeemable preferred stock were reflected only in our net (loss) income applicable to common stockholders.

      (Loss) gain from extinguishment of debt. For the three months ended September 30, 2003, our loss from extinguishment of debt was $28.1 million, compared to a gain of $2.6 million for the three months ended September 30, 2002. The loss from extinguishment of debt for the three months ended September 30, 2003 was due to paying off the DOC LLC credit facility and a large portion of the Sygnet credit facility. Our gain from extinguishment of debt for the three months ended September 30, 2002, resulted from the repurchase of $11.5 million principal amount of Dobson/ Sygnet senior notes for the purchase price of $8.9 million.

      Minority interests in income of subsidiaries. For the three months ended September 30, 2003, our minority interests in income of subsidiaries decreased $0.1 million, or 5.2%, to $1.8 million from $1.9 million in 2002. This decrease was attributable to the decreased income earned from our subsidiaries in established markets in which we do not own a 100% interest.

      Discontinued operations. For the three months ended September 30, 2002, we had income from discontinued operations of $3.5 million. Discontinued operations during 2002 relate to both the 2003 market exchange with AT&T Wireless and the markets sold to Verizon Wireless in 2002.

      Net Income (loss). For the three months ended September 30, 2003, our net loss was $20.3 million. Our net income decreased $34.2 million, from net income of $13.9 million for the three months ended September 30, 2002. The decrease in our net income was primarily attributable to our increase in interest expense, our loss from extinguishment of debt of $28.1 million and our financing expense from dividends on mandatorily redeemable preferred stock of $17.8 million, offset by an increase in operating income.

      Dividends on preferred stock. For the three months ended September 30, 2003, our dividends on preferred stock decreased $23.9 million, or 96.5%, to $0.9 million from $24.8 million for the three months ended September 30, 2002. The decrease in dividends on preferred stock for the three months ended September 30, 2003, is a result of implementing FAS 150, which requires dividends on mandatorily redeemable preferred stock to be reflected in net income (loss).

      Gain on redemption of preferred stock. During the three months ended September 30, 2002, we repurchased a total of $33.0 million liquidation preference amount of our 12.25% senior exchangeable preferred stock and $8.1 million liquidation preference amount of our 13% senior exchangeable preferred stock, for an aggregate purchase price of $10.9 million. This resulted in an excess of liquidation preference amount over repurchase price of preferred stock totaling $30.2 million.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

      Operating revenue. For the nine months ended September 30, 2003, our total operating revenue increased $95.1 million, or 22.6%, to $515.8 million from $420.7 million for the comparable period in 2002. The following table sets forth the components of our operating revenue for the periods indicated:

	Nine Months Ended September 30,

	2003		2002

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Service revenue	$333,682	64.7%	$255,783	60.8%
Roaming revenue	161,299	31.3%	151,069	35.9%
Equipment and other revenue	20,779	4.0%	13,813	3.3%

Total	$515,760	100.0%	$420,665	100.0%

      For the nine months ended September 30, 2003, our service revenue increased $77.9 million, or 30.5%, to $333.7 million from $255.8 million for the nine months ended September 30, 2002. The acquisitions accounted for $62.8 million of our service revenue for the nine months ended September 30, 2003. Adjusted for the acquisitions, our service revenue increased $15.1 million. This increase was primarily attributable to our increased subscriber base in our existing markets. Our average subscriber base in our existing markets increased 8.4%, to 690,500, for the nine months ended September 30, 2003, from 636,700, for the nine months ended September 30, 2002. These increases in service revenue where partially offset by decreases in our average monthly service revenue per subscriber. The average monthly service revenue per subscriber decreased to $43 for the nine months ended September 30, 2003, compared to $44 for the nine months ended September 30, 2002, as a result of increased competition and market pressure.

      For the nine months ended September 30, 2003, our roaming revenue increased $10.2 million, or 6.8%, to $161.3 million from $151.1 million for the nine months ended September 30, 2002. The acquisitions accounted for $17.8 million of our roaming revenue for the nine months ended September 30, 2003. Adjusted for the acquisitions, our roaming revenue decreased $7.6 million. This is primarily a result of a 20.0% decline in our roaming revenue per minute-of-use in our existing markets. This decline in our roaming revenue per minute-of-use in our existing markets was also offset by a 17.3% increase in roaming minutes in our existing markets due to expanded coverage areas and increased usage.

      For the nine months ended September 30, 2003, our equipment and other revenue increased $7.0 million, or 50.4%, to $20.8 million from $13.8 million for the nine months ended September 30, 2002. The acquisitions accounted for $3.4 million of our equipment and other revenue for the nine months ended September 30, 2003. Adjusted for the acquisitions, our equipment and other revenue increased $3.6 million. This is primarily due to increases in amounts charged to our affiliates for the increased use of shared assets.

      Cost of service. For the nine months ended September 30, 2003, our total cost of service increased $7.3 million, or 6.5%, to $120.8 million from $113.5 million for the comparable period in 2002. The acquisitions accounted for $20.7 million of our cost of service for the nine months ended September 30, 2003. Adjusted for the acquisitions, our equipment and other revenue decreased $13.4 million. The following table sets forth the components of our cost of service for the periods indicated:

	Nine Months Ended September 30,

	2003		2002

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Network costs	$72,908	60.4%	$63,470	55.9%
Roaming costs	47,875	39.6%	49,981	44.1%

Total cost of service	$120,783	100.0%	$113,451	100.0%

      For the nine months ended September 30, 2003, our network costs, which are the costs incurred from operating our wireless network and providing service to our customers, increased by $9.4 million, or 14.9% to $72.9 million from $63.5 million for the comparable period in 2002. The acquisitions accounted for $11.8 million of our network costs for the nine months ended September 30, 2003. Adjusted for the acquisitions, network costs declined $2.4 million. This is primarily a result of credits received from certain of our network service providers and renegotiated lower local access rates charged to us by third-party providers for use of local access across the network.

      For the nine months ended September 30, 2003, roaming costs decreased by $2.1 million, or 4.2%, to $47.9 million from $50.0 million compared to the same period in 2002. The acquisitions accounted for $8.9 million of our roaming costs for the nine months ended September 30, 2003. Adjusted for the acquisitions, roaming costs declined $11.0 million. This is primarily a result of a 28.6% decline in rates charged by those providers resulting from new lower rate agreements offset by an 6.6% increase in the minutes used by our customers on third-party wireless providers’ networks in our existing markets.

      Cost of equipment. For the nine months ended September 30, 2003, our cost of equipment increased $4.7 million, or 14.7%, to $36.4 million during 2003 from $31.7 million in 2002. The acquisitions accounted for $6.6 million of our cost of equipment for the nine months ended September 30, 2003. Adjusted for the acquisitions, our cost of equipment decreased $1.9 million. This is primarily a result of a decrease in gross subscriber additions in our existing markets. In our existing markets, gross subscriber additions were 120,500 during the nine months ended September 30, 2003 compared to 165,100 gross subscriber additions during the nine months ended September 30, 2002.

      Marketing and selling costs. For the nine months ended September 30, 2003, our marketing and selling costs increased $1.0 million, or 1.9%, to $52.5 million from $51.5 million for the nine months ended September 30, 2002. The acquisitions accounted for $8.9 million of our marketing and selling costs for the nine months ended September 30, 2003. Adjusted for the acquisitions, our marketing and selling costs decreased $7.9 million. This is primarily a result of the decrease in gross subscriber additions in our existing markets.

      General and administrative costs. For the nine months ended September 30, 2003, our general and administrative costs increased $12.1 million, or 22.5%, to $65.8 million from $53.7 million for the nine months ended September 30, 2002. The acquisitions accounted for $13.6 million of our general and administrative costs for the nine months ended September 30, 2003. Adjusted for the acquisitions, our general and administrative costs decreased $1.5 million. This is primarily a result of reductions in bad debt expense as a result of improved collections and efficiencies gained from further integration of acquired companies and increased economies of scale in our existing markets. Overall, our average monthly general and administrative costs per average subscriber decreased 11.1% to approximately $8 for 2003 compared to approximately $9 for 2002.

      Depreciation and amortization expense. For the nine months ended September 30, 2003, our depreciation and amortization expense increased $17.1 million, or 28.3%, to $77.4 million from $60.3 million for 2002. The acquisitions accounted for $11.0 million of our depreciation and amortization expense for the nine months ended September 30, 2003. Adjusted for the acquisitions, our depreciation and amortization expense increased $6.1 million. This increase in our existing markets is a result of additional depreciation on fixed assets acquired in 2002 and the first nine months of 2003.

      Interest expense. For the nine months ended September 30, 2003, our interest expense increased $1.0 million, or 1.1%, to $87.2 million from $86.2 million for the nine months ended September 30, 2002. The acquisitions accounted for $13.8 million of our interest expense for the nine months ended September 30, 2003. Adjusted for the acquisitions, our interest expense decreased $12.8 million. This is primarily the result of a reduction of our outstanding balance on our credit facility and decreased variable interest rates as a result of lower interest rates and the expiration of our interest rate hedges.

      Other income, net. For the year ended September 30, 2003, our other income decreased by $1.2 million, or 34.2%, to $2.1 million from $3.3 million for the year ended September 30, 2002 due to a loss on sale of assets, offset by an increase in interest income.

      Dividends on mandatorily preferred stock. For the nine months ended September 30, 2003 dividends on mandatorily preferred stock were $17.8 million. The financing expense from dividends on mandatorily redeemable preferred stock is a result of our adoption of FAS 150, which requires dividends on mandatorily redeemable preferred stock to be reflected in net income (loss) for interim periods beginning after June 15, 2003. Prior to this quarter, dividends on mandatorily redeemable preferred stock were reflected only in our net (loss) income applicable to common stockholder.

      (Loss) gain from extinguishment of debt. For the nine months ended September 30, 2003 our loss from extinguishment of debt was $28.1 million, compared to a gain of $2.6 million for the nine months ended September 30, 2002. The loss from extinguishment of debt for the nine months ended September 30, 2003, was due to paying off the DOC LLC credit facility and a large portion of the Sygnet credit facility. Our gain from extinguishment of debt for the nine months ended September 30, 2002, resulted from the repurchase of $11.5 million principal amount of Dobson/ Sygnet senior notes for the purchase price of $8.9 million.

      Minority interests in income of subsidiaries. For the nine months ended September 30, 2003, our minority interests in income of subsidiaries increased $0.4 million, or 7.8%, to $5.3 million from $4.9 million in 2002. This increase was attributable to the increased income earned from our subsidiaries in established markets in which we do not own a 100% interest.

      Loss from investment in joint venture. For the nine months ended September 30, 2002, we incurred a loss, net of income tax benefit, before discontinued operations and cumulative effect of change in accounting principle, from our previously owned joint venture totaling $184.4 million. This loss represents our previous proportionate loss in American Cellular, limited to our previous investment in American Cellular.

      Discontinued operations. For the nine months ended September 30, 2003, we had income from discontinued operations (including the gain on the sale) of $34.7 million compared to income and gain on sale of $108.3 million in 2002. Discontinued operations during 2003 relate to the market exchange with AT&T Wireless, while discontinued operations in 2002 relate to both the market exchange with AT&T Wireless and the markets sold to Verizon Wireless by us and American Cellular.

      Cumulative effect of change in accounting principle. For the nine months ended September 30, 2002, we recognized a total impairment on our wireless license acquisition costs of approximately $174.1 million, net of tax benefit, as a result of implementing SFAS No. 142, “Goodwill and Other Intangible Assets.” Of this total, $33.3 million reflects our impairment and $140.8 million reflects the impairment from our then 50% interest in American Cellular.

      Net Income (loss). For the nine months ended September 30, 2003, our net income was $44.4 million. Our net income increased $219.2 million, from a net loss of $174.8 million for the nine months ended September 30, 2002. The increase in our net income was primarily attributable to our loss recognized in 2002 from the cumulative effect of change in accounting principle and on our loss from our previous investment in joint venture, offset by the gain from the sale of discontinued operations.

      Dividends on preferred stock. For the nine months ended September 30, 2003, our dividends on preferred stock decreased $30.2 million, or 42.2%, to $41.4 million from $71.6 million for the nine months ended September 30, 2002. The decrease in dividends issued during the nine months ended September 30, 2003 is a result of the implementation of FAS 150, which requires dividends from mandatorily redeemable preferred stock to be reflected in net income (loss), as well as the reductions in the number of shares of our preferred stock outstanding, due to redemptions of our preferred stock in 2002 and 2003.

      Gain on redemption of preferred stock. During the nine months ended September 30, 2003, we repurchased a total of $32.7 million liquidation preference amount of our 12.25% senior exchangeable preferred stock and $27.5 million liquidation preference amount of our 13% senior exchangeable preferred stock, for an aggregate purchase price of $36.6 million. This resulted in a gain on redemption of preferred stock totaling $22.0 million. In addition, AT&T Wireless transferred to us all of our Series AA preferred stock, which had a fair value that was substantially lower than the carrying value, thus resulting in a gain of $196.3 million. During September 2002, we repurchased a total of $33.0 million liquidation preference amount of our 12.25% senior exchangeable preferred stock and $8.1 million liquidation preference amount of our 13% senior exchangeable preferred stock, for an aggregate purchase price of $10.9 million. This resulted in an excess of liquidation preference amount over repurchase price of preferred stock totaling $30.2 million.

Liquidity and Capital Resources

      We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, bank debt and the sale of debt and equity securities.

Net Cash Flow

      At September 30, 2003, we had working capital of $153.6 million, a ratio of current assets to current liabilities of 1.7:1 and an unrestricted cash balance of $229.4 million, which compares to working capital of $173.7 million, a ratio of current assets to current liabilities of 1.9:1 and an unrestricted cash balance of $294.2 million at December 31, 2002.

      Our net cash provided by operating activities totaled $185.9 million for the nine months ended September 30, 2003 compared to $127.1 million for the nine months ended September 30, 2002. The increase was primarily due to an increase in our income from continuing operations and changes in our current assets and liabilities.

      Our net cash used in investing activities totaled $119.8 million for the nine months ended September 30, 2003, compared to cash provided by investing activities of $364.9 million for the nine months ended September 30, 2002. Cash used in investing activities for the nine months ended September 30, 2003, was primarily attributable to capital expenditures of $109.8 million. American Cellular accounted for $28.8 million of these capital expenditures. Capital expenditures were $57.2 million for the nine months ended September 30, 2002. Cash provided by investing activities in the nine months ended September 30, 2002 includes the net proceeds from the sale of certain markets to Verizon Wireless for a total of approximately $349.7 million, less approximately $14.1 million reserved in escrow, as well as the refund of our deposits of $91.2 million for the eleven licenses in the FCC auction.

      Net cash used in financing activities was $130.9 million for the nine months ended September 30, 2003 compared to $366.3 million for the nine months ended September 30, 2002. Financing activity sources for the nine months ended September 30, 2003 consisted primarily of our issuance of senior notes of $650.0 million and American Cellular’s issuance of senior notes of $900.0 million and the related deferred financing costs totaling $32.1 million, offset by repayments of long-term debt totaling $1.6 billion, the redemption of $36.6 million of exchangeable preferred stock and cash dividends on our 12.25% senior exchangeable preferred stock of $10.8 million. Financing activity sources for the nine months ended September 30, 2002 consisted primarily of proceeds of long-term debt totaling $381.5 million, which was offset by repayments of long-term debt totaling $714.5 million, purchase of treasury stock of $7.8 million, purchase of preferred stock of $10.9 million and purchase of Dobson/ Sygnet senior notes of $8.9 million.

Capital Resources

DCS Credit Facility

      Subsequent to September 30, 2003, we caused Sygnet Wireless, (and its wholly-owned subsidiary, Sygnet Communication), to be merged with and into our wholly-owned subsidiary, DCS, and caused DOC LLC immediately thereafter to terminate its revolving credit facility and replace it with a new senior secured credit facility consisting of:

•	a 6-year $150.0 million senior secured revolving credit facility, and

•	a 6.5-year $550.0 million senior secured term loan facility.

      The new DCS credit facility is guaranteed by us, DOC and each of DCS’s direct and is secured by a first priority security interest in all of the tangible and intangible assets of DCS. The new DCS credit facility is not guaranteed by American Cellular or any of its subsidiaries.

      Interest on the DCS credit facility is currently based on a LIBOR formula plus a spread.

      Under specified terms and conditions, including covenant compliance, the amount available under the new DCS credit facility may be increased by an incremental facility of up to $200.0 million. We have the right to make no more than four requests to increase the amount of the credit facility and with respect to the revolving credit facility, it must be made at least 12 months prior to the credit termination date and with respect to the term loan facility, it must be made within 30 months of the closing date. Any incremental facility will have a maturity greater than the weighted average life of the existing debt under the new DCS credit facility.

      Under the new DCS credit facility there are mandatory scheduled principal or amortization payments of the term loan facility and no reductions in commitments under the revolving credit facility. The term loan facility will amortize 1% per annum for the first 5.5 years and in equal quarterly installments for the balance in the final year. The revolving credit facility is scheduled to mature in April 2009 and the term loan facility is scheduled to mature in April 2010. However, if we have not refinanced or repaid our 10.875% senior notes by January 31, 2010, then the term loan facility will mature on January 31, 2010.

      DCS will also be required to make mandatory reductions of the credit facility with the net cash proceeds received from certain issuances of debt and equity and upon any material sale of assets.

      The DCS credit agreement contains covenants that, subject to specified exceptions, limit our ability to:

•	make capital expenditures;

•	sell or dispose of assets;

•	incur additional debt;

•	create liens;

•	merge with or acquire other companies;

•	engage in transactions with affiliates; and

•	make loans, advances or stock repurchases.

Dobson Operating Co., L.L.C. Credit Facility

      On January 14, 2000, we obtained an $800.0 million credit facility and increased it by $125.0 million to $925.0 million on May 1, 2000. This credit facility was structured as a loan to our subsidiary, DOC LLC, the successor by merger to Dobson Cellular Operating Company and Dobson Operating Company, with guarantees from certain of its subsidiaries and us. On September 26, 2003, we used a portion of the net proceeds of our private offering of $650 million 8.875% senior notes to repay all amounts outstanding under this credit facility. This repayment resulted in a loss from extinguishment of debt of $11.0 million due to the write off of related deferred financing costs.

Dobson/Sygnet Senior Notes

      Our subsidiary, Dobson/ Sygnet, had outstanding $200.0 million aggregate principal amount of senior notes that would have matured in 2008. On September 30, 2002, we purchased $11.5 million principal amount of these senior notes for $8.9 million. We recognized a gain of $2.6 million for the nine months ended September 30, 2002, due to the write-off of related deferred financing costs and taxes. Subsequent to September 30, 2003, we purchased an additional $183.3 million principal amount of these senior notes.

Sygnet Wireless Credit Facility

      Our indirect, wholly-owned subsidiary, Sygnet Wireless, was a party to a secured credit agreement for an aggregate of $267.1 million, consisting of a $3.4 million revolving credit facility and $263.7 million of term loans. Interest on the revolving credit facility and the term loan facilities was based on a prime rate or a LIBOR formula. The weighted average interest rate for the nine months ended September 30, 2003 was 4.2% and interest rates have ranged between 3.3% and 10.5% since inception of the credit facility. On September 26, 2003, we used a portion of the net proceeds of our private offering of $650 million 8.875% senior notes, to repay $213.1 million of this credit facility. As of September 30, 2003, $54.0 million remained outstanding under this credit facility. Subsequent to September 30 2003, the remaining balance on this credit facility was paid off. For the nine months ended September 30, 2003, this repayment resulted in a loss from extinguishment of debt of $17.1 million due to the write off of related deferred financing costs.

American Cellular Credit Facility and Senior Subordinated Notes

      The American Cellular joint venture had a bank credit facility of $1.34 billion with Bank of America N.A., as Administrative Agent and a group of participating lenders. American Cellular’s credit facility included a financial covenant requiring that they not exceed a total debt leverage ratio of 7.50 to 1.00 in the second quarter of 2002. At June 30, 2002 and continuing through August 2003, American Cellular failed to comply with this covenant. American Cellular’s lenders had the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility. Acceleration under the credit facility would have allowed the holders of American Cellular’s senior subordinated notes to declare the principal and interest of the senior subordinated notes immediately due and payable. American Cellular would then be required to either refinance the debt or repay the amounts due. On June 30, 2002 and continuing through August, 2003, American Cellular classified all of its long-term debt as current. Also, as a result of American Cellular’s non-compliance, beginning in October 2002, all borrowings under American Cellular’s credit facility were only available based on prime rate, which had increased American Cellular’s borrowing rate. On August 8, 2003, however, American Cellular and ACC Escrow Corp., our newly formed, wholly-owned, indirect subsidiary, completed a private offering of $900 million aggregate principal amount of 10% senior notes due 2011, the proceeds of which were used to repay American Cellular’s credit facility as part of the restructuring. DCC is not a guarantor of these senior notes. All material subsidiaries of American Cellular are guarantors of these senior notes.

      On March 14, 2001, American Cellular sold $450.0 million principal amount of 9.5% senior subordinated notes due 2009 at a discount of $3.3 million. The discount was being amortized over the life of the notes. On June 4, 2001, American Cellular sold $250.0 million principal amount of 9.5% senior subordinated notes due 2009 at a discount of $3.6 million. The discount was being amortized over the life of the notes. As part of the restructuring of American Cellular, holders of $681.9 million outstanding principal amount of these senior notes received approximately $48.7 million in cash, 43.9 million shares of newly issued shares of our class A common stock, and 681,900 shares of a new series of our convertible preferred stock, which has an aggregate liquidation preference of approximately $121.8 million and is convertible into a maximum of 13.9 million shares of our class A common stock. There remains outstanding $18.1 million principal amount of American Cellular’s 9.5% senior subordinated notes.

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

      As of September 30, 2003, we had issued and outstanding 354,098 shares of 12.25% senior preferred stock and 189,701 shares of our 13% senior preferred stock with aggregate liquidation values of $354.1 million and $193.9 million, respectively, including accrued stock dividends. Each certificate of designation for our senior preferred stock contains restrictive covenants, which may limit our ability to incur indebtedness in the future. On October 31, 2003 we repurchased 246,967 shares of our 12.25% senior exchangeable preferred stock.

      On September 26, 2003, we completed our private offering of $650 million aggregate principal amount of 8.875% senior notes due 2013. The net proceeds from the offering, together with borrowings under a new $700 million credit facility obtained by our wholly-owned subsidiary, DCS in October 2003, were used to refinance and replace the existing credit facilities of our subsidiaries, to fund the repurchase of $183.3 million principal amount of Dobson/ Sygnet’s outstanding 12.25% senior notes, to fund the repurchase of 246,967 shares of our 12.25% senior preferred stock having an aggregate liquidation preference of $248.3 million, and for general corporate purposes. American Cellular is an unrestricted subsidiary for purposes of the senior notes.

      On May 19, 2003, our principal stockholder DCCLP, and certain of its affiliates, entered into a new credit agreement with Bank of America, N.A. This credit agreement, which matures in May 2006, had an aggregate principal amount outstanding of approximately $60 million as of September 30, 2003. To secure their obligations under this credit agreement, DCCLP and its affiliates individually pledged certain assets, which included beneficial ownership of shares of our class A and class B common stock. However, the new agreement eliminates our change of control risk related to possible future default on the DCCLP loan as DCCLP has retained a sufficient number of shares of our class B common stock that are no longer pledged as collateral for DCCLP’s loan from Bank of America, so that a default under the new credit agreement would not result in our change of control. As a result, the substantial doubt that existed as of December 31, 2002 and March 31, 2003 regarding our ability to continue operating as a going concern no longer exists. Under the terms of its new agreement with Bank of America, DCCLP transferred 32.5 million shares of our class A common stock to Bank of America. On July 18, 2003, an affiliate of Bank of America entered into agreements to sell 4.0 million shares of our class A common stock, which had been acquired by Bank of America as part of the loan restructuring with DCCLP in May of 2003. These sales constitute a “Release Event,” as defined in the credit agreement. As a result, Bank of America has released its lien on an additional 1.5 million class B shares owned by DCCLP. On October 10, 2003, Bank of American sold all of the remaining 28.5 million shares of our class A common stock it had acquired from DCCLP.

Capital Commitments

      We had capital expenditures of $109.8 million for the nine months ended September 30, 2003. On July 18, 2003, we announced our plans to accelerate our GSM/GPRS overlay of our networks. We revised our expected capital expenditures for 2003 for this acceleration of our GSM/GPRS overlay of our networks, and our acquisition of American Cellular. We originally projected 2003 capital expenditures of approximately $100 million. We plan to accelerate construction from 2004 into the current year, thus increasing 2003’s capital expenditures to approximately $225 million to $235 million. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions. We may require additional financing for future acquisitions, to refinance our debt at its final maturities and to meet the mandatorily redemption provisions on our senior preferred stock.

      In addition, on November 7, 2002, our Board of Directors adopted a new stock purchase plan, which authorizes us to purchase up to 10 million shares of our outstanding class A common stock over the next twelve months. At September 30, 2003, no shares had been repurchased under this plan.

      On December 17, 2001, we made secured two-year loans to certain of our current and former officers and employees. The loans are secured by pledged shares of our class A common stock and under the loan agreements, the borrowers have no personal liability to us for the debt, beyond the loss of the pledged collateral. To date, all borrowers have repaid their loans.

      We and our subsidiary, American Cellular, were obligated under an agreement to purchase approximately $150.0 million of cell site and switching equipment from Nortel Network Corp. prior to July 15, 2005. The commitment has been fulfilled as of September 30, 2003.

      Although we cannot provide any assurance, assuming successful implementation of our strategy, including the further development of our wireless systems and significant and sustained growth in our cash flows, we believe that borrowings available to us under our credit facilities and net proceeds from the refinancing, the remaining balance of our unrestricted cash and cash flows from operations will be sufficient to satisfy our currently expected capital expenditures, working capital and debt service obligations for the foreseeable future. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all.

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

      Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. The counterparty is a major financial institution. As of September 30, 2003, we did not have any interest rate hedges due to their expiration in April 2003. For the nine months ended September 30, 2003 and 2002, the interest expense related to the expired hedges was approximately $2.2 million and $11.8 million, respectively, due to the decline in current market interest rates.

      At September 30, 2003, we had long-term debt outstanding of $2.1 billion, of which $54.0 million bears interest at floating rates. These floating rates averaged 5.1% for the nine months ended September 30, 2003. One percentage point of an interest rate adjustment would change our cash interest payments on an annual basis by approximately $0.5 million.

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

      On August 19, 2003, as part of the American Cellular restructuring, American Cellular and we completed an exchange offer for American Cellular’s existing 9.5% senior subordinated notes due 2009. In connection therewith, holders of $681.9 million of the $700 million of American Cellular notes who tendered their notes received an aggregate of 43.9 million shares of our class A common stock, 681,900 shares of our Series F convertible preferred stock with an aggregate liquidation preference of $121.8 million, convertible into a maximum of 13.9 million shares of our class A common stock, and $48.7 million in cash in exchange for their existing notes. We also issued an additional 4,301 shares of our Series F convertible preferred stock and 276,848 shares of our class A common stock in the payment of certain fees related to the restructuring of American Cellular. The class A common stock and the convertible preferred stock were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The class A common stock and the convertible preferred stock issued in connection with the American Cellular restructuring were subsequently registered in accordance with registration rights granted as part of the restructuring.

Item 3.	Defaults Upon Senior Securities

      Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

      As part of the restructuring of American Cellular, we agreed to amend our Certificate of Incorporation to provide, among other things, that, at the end of the initial terms of our Board of Directors selected by the American Cellular noteholders, the vacancies thus created would be filled by a vote of the holders of our class A common stock voting as a separate class. The amendment was approved by a stockholder who holds shares of our class A common stock and class B common stock representing more than 66 2/3% of the total combined voting power of our voting stock, and shares of our class B common stock representing a majority of the issued and outstanding shares of our class B common stock.

Item 5.	Other Information

      Not applicable

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

      The following exhibits are filed as a part of this report:

Exhibit			Method of
Numbers		Description	Filing

2.1		Agreement and Plan of Merger dated October 5, 1999 among ACC Acquisition LLC, ACC Acquisition Co. and American Cellular Corporation.	(6)[2.11]
2.2		Agreement and Plan of Recapitalization among Dobson Communications Corporation, Dobson Operating Company, Dobson CC Limited Partnership, Russell L. Dobson, J.W. Childs Equity Partners II, L.P., AT&T Wireless, Inc. and the other stockholders of Dobson Communications Corporation’s Class A Common Stock and Class D Preferred Stock.	(6)[2.15]
2.3		Purchase Agreement dated July 25, 2003 for ACC Escrow Corp. and American Cellular Corporation $900,000,000 10% Series A Senior Notes due 2011	(25)[2.3]
2.3		Purchase Agreement dated July 25, 2003 for ACC Escrow Corp. and American Cellular Corporation $900,000,000 10% Series A Senior Notes due 2011	(25)[2.3]
2.4		Purchase Agreement dated September 12, 2003 for Dobson Communications Corporation $650,000 8 7/8% Senior Notes due 2013	(28)[2.4]
2.5		Agreement and Plan of Merger of ACC Escrow Corp. and American Cellular Corporation	(28)[2.5]
3.1		Registrant’s Amended and Restated Certificate of Incorporation.	(6)[3.1]
3	.1.1	Registrant’s Certificate of Retirement of Senior Exchangeable Preferred Stock dated January 7, 2003	(22)[3.1.1]
3	.1.2	Registrant’s Certificate of Retirement of Senior Exchangeable Preferred Stock dated February 4, 2003	(22)[3.1.2]
3	.1.3	Registrant’s Certificate of Amendment of Certificate of Incorporation	(28)[3.1.3]
3.2		Registrant’s Amended and Restated By-laws.	(11)[3(ii)]
3	.2.1	Registrant’s Amended and Restated Bylaws	(28)[3.2.1]
4.1		Amended, Restated, and Consolidated Revolving Credit and Term Loan Agreement dated as of January 18, 2000 among Dobson Operating Co., L.L.C., Banc of America Securities, LLC, Bank of America, N.A., Lehman Commercial Paper Inc. and TD Securities (USA) Inc., and First Union National Bank and PNC Bank, National Association, and the Lenders.	(6)[4.6]
4	.1.1	Amendment, Waiver and Consent to the Dobson Operating Co., L.L.C., Credit Agreement dated as of June 19, 2000 among Dobson Operating Co., L.L.C., as Borrower, Bank of America, N.A., as Administrative Agent, Required Lenders and Guarantors	(7)[10.2]
4	.1.2	Amendment and Consent dated November 24, 2000 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(12)[4.3.2]
4	.1.3	Amendment and Consent dated May 4, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(16)[4.1.3]
4	.1.4	Amendment dated August 1, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(16)[4.1.4]
4	.1.5	Amendment dated January 23, 2002 to the Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(16)[4.1.5]

Exhibit			Method of
Numbers		Description	Filing

4	.1.6	Second Amended, Restated and Consolidated Revolving Credit Agreement among Dobson Operating Co., LLC, as Borrower, the Lenders party thereto, as Lenders, and Lehman Commercial Paper Inc., as Administrative Agent, dated September 26, 2003.	(26)[4.1.6]
4.2		Indenture dated December 23, 1998 between Dobson/ Sygnet Communications Company, as Issuer, and United States Trust Company of New York, as Trustee.	(2)[4.1]
4	.2.1	Supplemental Indenture dated October 23, 2003 by and between Dobson/ Sygnet Communications Company and the Bank of New York as Successor to The United States Trust Company of New York, as Trustee	(27)[4.2.1]
4.3		Form of Common Stock Certificate.	(6)[4.16]
4.4		Indenture dated June 22, 2000 by the Registrant and United States Trust Company of New York, as Trustee	(7)[4]
4.5		Senior Debt Indenture dated as of July 18, 2001, between the Registrant and The Bank of New York, as Trustee	(13)[4.2]
4	.6.1	Subordinated Debt Indenture dated as of July 18, 2001 between the Registrant and The Bank of New York, as Trustee	(13)[4.3]
4	.6.2	Certificate of Trust for Dobson Financing Trust	(13)[4.4]
4.7		Declaration of Trust for Dobson Financing Trust	(13)[4.5]
4.8		Indenture dated as February 28, 1997 between the Registrant and United States Trust Company of New York, as Trustee	(4)[4.6]
4.9		Credit agreement among the Agents and Lenders named therein and Sygnet Wireless Inc. (f/k/a Dobson/ Sygnet Operating Company) dated December 22, 1998	(3)[4.4]
4.10		Form of Certificate of Designation of the Powers, Preferences and Relative, Optional and Other Special Rights of the Registrant’s Series AA Preferred Stock	(11)[4.1]
4.11		Form of Certificate of Designation of the Powers, Preferences and Relative, optional and Other Special Rights of the Registrant’s Series A Convertible Preferred Stock	(11)[4.2]
4.12		Form of Certificate of Designation of the Powers, Preferences and Relative, Optional and Other Special Rights of the Registrant’s Series F Convertible Preferred Stock	(25)[4.12]
4	.12.1	Certificate of Correction of Certificate of Designation of Series F Convertible Preferred Stock	(25)[4.12.1]
4.13		Indenture dated August 8, 2003 between ACC Escrow Corp. and Bank of Oklahoma, National Association, as Trustee	(25)[4.13]
4	.13.1	Supplemental Indenture dated August 19, 2003 between American Cellular Corporation and Bank of Oklahoma, National Association, as Trustee	(25)[4.13.1]
4.14		First Supplemental Indenture dated August 19, 2003 with reference to Indenture dated March 14, 2001, between American Cellular Corporation, ACC Acquisition LLC, Subsidiary Guarantors and Bank of Oklahoma, relating to the issuance by American Cellular Corporation of its 9 1/2% Senior Subordinated Notes due 2009	(25)[4.14]
4.15		8 7/8% Senior Note Indenture dated as of September 26, 2003 by Dobson Communications Corporation and Bank of Oklahoma, National Association, as Trustee.	(26)[4.14]
10.1		Registrant’s 2002 Employee Stock Purchase Plan	(18)[10.1]
10	.1.1*	Registrant’s 1996 Stock Option Plan, as amended.	(3)[10.1.1]
10	.1.2*	2000-1 Amendment to the DCC 1996 Stock Option Plan.	(6)[10.1.3]
10	.1.3*	Dobson Communications Corporation 2000 Stock Option Plan.	(6)[10.1.4]

Exhibit			Method of
Numbers		Description	Filing

10	.2*	Registrant’s 2002 Stock Incentive Plan	(18)[10.2]
10	.3.1*	Letter dated June 3, 1996 from Registrant to Bruce R. Knooihuizen describing employment arrangement.	(4)[10.3.2]
10	.3.2*	Letter dated October 15, 1996 from Fleet Equity Partners to Justin L. Jaschke regarding director compensation.	(4)[10.3.3]
10	.3.3*	Letter dated October 28, 1997 from Registrant to R. Thomas Morgan describing employment arrangement.	(1)[10.3.5]
10	.3.4*	Letter dated August 25, 1998 from Registrant to Richard D. Sewell, Jr. describing employment arrangement.	(3)[10.3.6]
10	.3.5*	Consulting Agreement dated December 21, 1998 between Registrant and Albert H. Pharis, Jr.	(3)[10.3.7]
10	.3.6*	Consulting Agreement dated August 15, 1998 between the Registrant and Russell L. Dobson and Addendum thereto dated October 1, 1998.	(6)[10.3.8]
10.4		General Purchase Agreement dated January 13, 1998 between Lucent Technologies, Inc. and Dobson Cellular Systems, Inc., as amended	(1)[10.4.7]
10	.4.1	Amendment No. 1 to General Purchase Agreement between Dobson Cellular Systems and Lucent Technologies, Inc.	(8)[10.4.3]
10.5		Operating Agreement dated January 16, 1998, as amended, between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc.	(6)[10.4.4]
10	.5.1	Second Addendum to Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and Dobson Cellular Systems, Inc. and its Affiliates dated May 8, 2002	(17)[10.5.1]
10	.5.2	Fourth Addendum to Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and Dobson Cellular Systems, Inc. and its Affiliates dated July 11, 2003	(23)[10.9.2]
10	.6†	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated as of November 16, 2001.	(16)[10.6]
10	.6.1†	Amendment No. 1 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated August 5, 2002.	(19)[10.6.1]
10.7		Second Amended and Restated Partnership Agreement of Gila River Cellular General Partnership dated September 30, 1997	(5)[10.8]
10.8		Stockholder and Investor Rights Agreement dated January 31, 2000 among the Registrant and the Shareholders listed therein (without exhibits).	(6)[10.7.2.3]
10	.8.1	Amendment No. 1 to Stockholder and Investor rights Agreement among AT&T Wireless Services, Inc., the Registrant, and certain other parties	(11)[10.4]
10	.9†	License Agreement dated October 8, 2001 between Dobson Communications Corporations and H.O. Systems, Inc.	(16)[10.9]
10	.10*	Form of Dobson Communications Corporation Director Indemnification Agreement.	(6)[10.9]
10.11		Agreement and Plan of Reorganization and Corporation Separation between Dobson Communications Corporation and Logix Communications Enterprises dated January 24, 2000	(6)[10.10]
10.12		Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC between AT&T Wireless JV Co. and Dobson JV Company dated as of February 25, 2000.	(9)[10.1]
10.13		Amended and Restated Supplemental Agreement among AT&T Wireless, Dobson Communications Corporation, Dobson CC Limited Partnership, and other signatories thereto, dated February 25, 2000.	(9)[10.1.1]

Exhibit			Method of
Numbers		Description	Filing

10.14		Amended and Restated Management Agreement between Dobson Cellular Systems, Inc. and ACC Acquisition LLC dated as of February 25, 2000.	(9)[10.2]
10	.14.1	Management Agreement between Dobson Cellular Systems, Inc. and American Cellular Corporation effective as of August 19, 2003	(25)[10.14.1]
10.15		Amended and Restated Operating Agreement dated February 25, 2000 by and between AT&T Wireless Services, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(9)[10.3]
10	.15.1	Addendum to Amended and Restated Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and ACC Acquisition LLC and its Affiliates dated May 8, 2002	(17)[10.16.1]
10.16		Amended and Restated Operating Agreement dated February 25, 2000 by and between Dobson Cellular Systems, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(9)[10.4]
10	.17.1	Stock Purchase Agreement Between AT&T Wireless Services, Inc. and Dobson Communications Corporation dated as of November 6, 2000.	(10)[10.14]
10	.17.2	Amendment No. 1 to Stock Purchase Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(11)[10.1]
10.18		Exchange Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(11)[10.2]
10.19		PCS Transfer Rights Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(11)[10.3]
10.20		Asset Purchase Agreement dated October 29, 2001 by and between Dobson Cellular Systems, Inc., and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(14)[10.22]
10.21		Asset Purchase Agreement dated December 6, 2001 by and between Dobson Cellular System, Inc, and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(15)[10.1]
10	.22†	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002 between Cingular Wireless, LLC, and its affiliates, and Dobson Cellular Systems, Inc., and its affiliates.	(16)[10.23]
10.23		Master Services Agreement between Dobson Cellular Systems, Inc. and Convergys Information Management Group Inc. dated December 1, 2002.	(20)[10.24]
10.24		Asset Exchange Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(21)[10.1]
10.25		Transition Services Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(21)[10.2]
10.26		Master Lease Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(21)[10.3]
10.27		Cordova Option Agreement dated as of December 24, 2002, among AT&T Wireless Services, Inc., AT&T Wireless Services of Alaska, Inc. and Dobson Cellular Systems, Inc.	(21)[10.4]
10	.28†	Roaming Agreement for GSM/ GPRS between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc. dated July 11, 2003.	(23)[10.28]
*10	.29†	GSM/ GPRS Operating Agreement between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc. dated July 11, 2003, as amended.	(23)[10.29]
*10	.30†	Roaming Agreement for GSM/ GPRS between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003.	(23)[10.30]

Exhibit			Method of
Numbers		Description	Filing

*10	.31†	GSM/ GPRS Operating Agreement between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003.	(23)[10.31]
*10	.32†	Second Amended and Restated TDMA Operating Agreement between AT&T Wireless Services, Inc. on behalf of itself and its affiliates and ACC Acquisition LLC, on behalf of itself, American Cellular Corporation and their respective affiliates dated July 11, 2003	(23)[10.32]
10.33		Tax Allocation Agreement dated August 19, 2003 between Dobson Communications Corporation and American Cellular Corporation	(25)[10.33]
10.34		Registration Rights Agreement dated as of August 8, 2003 by and between ACC Escrow Corp. as Issuer, American Cellular Corporation, certain Guarantors listed on Schedule A and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated, as Initial Purchasers	(25)[10.34]
10.35		Registration Rights Agreement dated August 19, 2003 between Dobson Communications Corporation and holders of Class A Common Stock and Series F Convertible Preferred Stock	(25)[10.35]
10.36		Registration rights Agreement between Dobson Communications Corporation and Bank of America, N.A. dated as of March 15, 2002	(25)[10.36]
10.37		Registration Rights Agreement dated September 26, 2003 among Dobson Communications Corporation, Lehman Brothers Inc., Morgan Stanley & Co. Incorporated, and Bear, Stearns & Co. Inc.	(26)[10.37]
10.38		Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003.	(27)[10.38]
10.39		Guarantee and Collateral Agreement by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003	(27)[10.39]
10.40		Escrow Agreement dated August 8, 2003 by and between ACC Escrow Corp. and Bank of Oklahoma, National Association, as trustee and escrow agent	(27)[10.40]
10.41		Registration Rights Agreement dated as of September 26, 2003 by and among Dobson Communications Corporation, Lehman Brother Inc., Morgan Stanley & Co. Incorporated and Bear, Stearns & Co. Inc.	(27)[10.41]
31.1		Rule 13a-14(a) Certification by our Chairman and Chief Executive Officer.	(29)
31.2		Rule 13a-14(a) Certification by our Chief Financial Officer.	(29)
32.1		Section 1350 Certification by our Chairman and Chief Executive Officer.	(29)
32.2		Section 1350 Certification by our Chief Financial Officer.	(29)

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-71633), as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 15, 1997 and amended on November 6, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-90759), as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 6, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrants’ Registration Statement on Form S-4/ A (Registration No. 333-41512), as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 9, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to the Registrant’s current report on Form 8-K/ A on February 22, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-64916), as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 20, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to the Registrant’s current report on Form 8-K on May 16, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to the Registrant’s current report on Form 8-K on June 14, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(19)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(20)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(21)	Filed as an exhibit to the Registrant’s current report on Form 8-K on January 7, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(22)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(23)	Filed as an exhibit to the Registrant’s current report on Form 8-K on July 28, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(24)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-108309), as the exhibit number indicated in brackets and incorporated by reference herein.

(25)	Filed as an exhibit to the Registrant’s current report on Form 8-K on September 18, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(26)	Filed as an exhibit to the Registrant’s current report on Form 8-K on October 2, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(27)	Filed as an exhibit to the Registrant’s current report on Form 8-K on October 29, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(28)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-110380), as the exhibit number indicated in brackets and incorporated by reference herein.

(29)	Filed herewith.

      (b) Reports on Form 8-K

      The Registrant filed a Current Report on Form 8-K on July 14, 2003, which reported the Registrant and American Cellular Corporation’s proposed restructuring of American Cellular’s debt, under “Item 9. Regulation FD Disclosure” and reported the Registrant’s reclassified Financial Statements, under “Item 12. Results of Operations and Financial Condition”.

      The Registrant filed a Current Report on Form 8-K on July 28, 2003, which reported the Registrant’s audited reclassified financial statement, the Registrant’s and American Cellular’s executed long-term GSM/GPRS roaming and operating agreements with AT&T Wireless, the Registrant’s and American Cellular’s second quarter customer additions, American Cellular’s planned private offering of $900 million in senior notes, the Registrant and American Cellular’s plans to accelerate their GSM/ GPRS overlay and American Cellular’s balance sheet data as of June 30, 2003, under “Item 5. Other Events and Required FD Disclosure,” and “Item 12, Results of Operations and Financial Condition.”

      The Registrant filed a Current Report on Form 8-K on August 8, 2003, which reported the Registrant filed a press release containing information regarding its results of operations for the three months ended June 30, 2003, and its financial condition as of June 30, 2003, under “Item 9. Regulation FD Disclosure”.

      The Registrant filed a Current Report on Form 8-K on August 28, 2003, which reported the Registrant and American Cellular Corporation consummated the reorganization of American Cellular and American Cellular became a wholly-owned subsidiary of the Registrant, under “Item 2. Acquisition or Disposition of Assets”, and reported Financial Statements of businesses acquired and Pro Forma financial information, under “Item 7. Financial Statements, Pro Forma Financial Information and Exhibits” and reported the Registrant’s issue of its August 19, 2003 press release regarding the consummation of the reorganization, under “Item 9. Regulation FD Disclosure”.

      The Registrant filed a Current Report on Form 8-K on September 9, 2003, which reported the Registrant’s announcement of the commencement of a private offering of $600 million principal amount of senior notes due 2013, under “Item 5. Other Events and Required FD Disclosure” and reported the Registrant’s press release dated September 8, 2003, under “Item 7. Financial Statements and Exhibits” and under “Item 9. Regulation FD Disclosure”.

      The Registrant filed a Current Report on Form 8-K on September 15, 2003, which reported the Registrant’s press release dated September 12, 2003, which contained information regarding the pricing of $650 million of its 8 7/8% senior notes due 2013, under “Item 9. Regulation FD Disclosure”.

      The Registrant filed a Current Report on Form 8-K on September 18, 2003, which reported the Registrant’s material contracts and other documents executed in connection with American Cellular’s reorganization and other material transactions, under “Item 7. Financial Statements and Exhibits”, and reported the Registrant’s September 17, 2003 press release announcing that its shelf registration statement registering the shares of its class A common stock and its Series F convertible preferred stock issued in conjunction with the reorganization of American Cellular Corporation was declared effective, under “Item 9. Regulation FD Disclosure”.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOBSON COMMUNICATIONS CORPORATION

Date: November 14, 2003

/s/ EVERETT R. DOBSON

Everett R. Dobson
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer) and Director

Date: November 14, 2003

/s/ BRUCE R. KNOOIHUIZEN

Bruce R. Knooihuizen
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit			Method of
Numbers		Description	Filing

2.1		Agreement and Plan of Merger dated October 5, 1999 among ACC Acquisition LLC, ACC Acquisition Co. and American Cellular Corporation.	(6)[2.11]
2.2		Agreement and Plan of Recapitalization among Dobson Communications Corporation, Dobson Operating Company, Dobson CC Limited Partnership, Russell L. Dobson, J.W. Childs Equity Partners II, L.P., AT&T Wireless, Inc. and the other stockholders of Dobson Communications Corporation’s Class A Common Stock and Class D Preferred Stock.	(6)[2.15]
2.3		Purchase Agreement dated July 25, 2003 for ACC Escrow Corp. and American Cellular Corporation $900,000,000 10% Series A Senior Notes due 2011	(25)[2.3]
2.4		Purchase Agreement dated September 12, 2003 for Dobson Communications Corporation $650,000 8 7/8% Senior Notes due 2013	(28)[2.4]
2.5		Agreement and Plan of Merger of ACC Escrow Corp. and American Cellular Corporation	(28)[2.5]
3.1		Registrant’s Amended and Restated Certificate of Incorporation.	(6)[3.1]
3	.1.1	Registrant’s Certificate of Retirement of Senior Exchangeable Preferred Stock dated January 7, 2003	(22)[3.1.1]
3	.1.2	Registrant’s Certificate of Retirement of Senior Exchangeable Preferred Stock dated February 4, 2003	(22)[3.1.2]
3	.1.3	Registrant’s Certificate of Amendment of Certificate of Incorporation	(28)[3.1.3]
3.2		Registrant’s Amended and Restated By-laws.	(11)[3(ii)]
3	.2.1	Registrant’s Amended and Restated Bylaws	(28)[3.2.1]
4.1		Amended, Restated, and Consolidated Revolving Credit and Term Loan Agreement dated as of January 18, 2000 among Dobson Operating Co., L.L.C., Banc of America Securities, LLC, Bank of America, N.A., Lehman Commercial Paper Inc. and TD Securities (USA) Inc., and First Union National Bank and PNC Bank, National Association, and the Lenders.	(6)[4.6]
4	.1.1	Amendment, Waiver and Consent to the Dobson Operating Co., L.L.C., Credit Agreement dated as of June 19, 2000 among Dobson Operating Co., L.L.C., as Borrower, Bank of America, N.A., as Administrative Agent, Required Lenders and Guarantors	(7)[10.2]
4	.1.2	Amendment and Consent dated November 24, 2000 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(12)[4.3.2]
4	.1.3	Amendment and Consent dated May 4, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(16)[4.1.3]
4	.1.4	Amendment dated August 1, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(16)[4.1.4]
4	.1.5	Amendment dated January 23, 2002 to the Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(16)[4.1.5]
4	.1.6	Second Amended, Restated and Consolidated Revolving Credit Agreement among Dobson Operating Co., LLC, as Borrower, the Lenders party thereto, as Lenders, and Lehman Commercial Paper Inc., as Administrative Agent, dated September 26, 2003.	(26)[4.1.6]
4.2		Indenture dated December 23, 1998 between Dobson/ Sygnet Communications Company, as Issuer, and United States Trust Company of New York, as Trustee.	(2)[4.1]
4	.2.1	Supplemental Indenture dated October 23, 2003 by and between Dobson/ Sygnet Communications Company and the Bank of New York as Successor to The United States Trust Company of New York, as Trustee	(27)[4.2.1]
4.3		Form of Common Stock Certificate.	(6)[4.16]
4.4		Indenture dated June 22, 2000 by the Registrant and United States Trust Company of New York, as Trustee	(7)[4]

Exhibit			Method of
Numbers		Description	Filing

4.5		Senior Debt Indenture dated as of July 18, 2001, between the Registrant and The Bank of New York, as Trustee	(13)[4.2]
4	.6.1	Subordinated Debt Indenture dated as of July 18, 2001 between the Registrant and The Bank of New York, as Trustee	(13)[4.3]
4	.6.2	Certificate of Trust for Dobson Financing Trust	(13)[4.4]
4.7		Declaration of Trust for Dobson Financing Trust	(13)[4.5]
4.8		Indenture dated as February 28, 1997 between the Registrant and United States Trust Company of New York, as Trustee	(4)[4.6]
4.9		Credit agreement among the Agents and Lenders named therein and Sygnet Wireless Inc. (f/k/a Dobson/ Sygnet Operating Company) dated December 22, 1998	(3)[4.4]
4.10		Form of Certificate of Designation of the Powers, Preferences and Relative, Optional and Other Special Rights of the Registrant’s Series AA Preferred Stock	(11)[4.1]
4.11		Form of Certificate of Designation of the Powers, Preferences and Relative, optional and Other Special Rights of the Registrant’s Series A Convertible Preferred Stock	(11)[4.2]
4.12		Form of Certificate of Designation of the Powers, Preferences and Relative, Optional and Other Special Rights of the Registrant’s Series F Convertible Preferred Stock	(25)[4.12]
4	.12.1	Certificate of Correction of Certificate of Designation of Series F Convertible Preferred Stock	(25)[4.12.1]
4.13		Indenture dated August 8, 2003 between ACC Escrow Corp. and Bank of Oklahoma, National Association, as Trustee	(25)[4.13]
4	.13.1	Supplemental Indenture dated August 19, 2003 between American Cellular Corporation and Bank of Oklahoma, National Association, as Trustee	(25)[4.13.1]
4.14		First Supplemental Indenture dated August 19, 2003 with reference to Indenture dated March 14, 2001, between American Cellular Corporation, ACC Acquisition LLC, Subsidiary Guarantors and Bank of Oklahoma, relating to the issuance by American Cellular Corporation of its 9 1/2% Senior Subordinated Notes due 2009	(25)[4.14]
4.15		8 7/8% Senior Note Indenture dated as of September 26, 2003 by Dobson Communications Corporation and Bank of Oklahoma, National Association, as Trustee.	(26)[4.14]
10.1		Registrant’s 2002 Employee Stock Purchase Plan	(18)[10.1]
10	.1.1*	Registrant’s 1996 Stock Option Plan, as amended.	(3)[10.1.1]
10	.1.2*	2000-1 Amendment to the DCC 1996 Stock Option Plan.	(6)[10.1.3]
10	.1.3*	Dobson Communications Corporation 2000 Stock Option Plan.	(6)[10.1.4]
10	.2*	Registrant’s 2002 Stock Incentive Plan	(18)[10.2]
10	.3.1*	Letter dated June 3, 1996 from Registrant to Bruce R. Knooihuizen describing employment arrangement.	(4)[10.3.2]
10	.3.2*	Letter dated October 15, 1996 from Fleet Equity Partners to Justin L. Jaschke regarding director compensation.	(4)[10.3.3]
10	.3.3*	Letter dated October 28, 1997 from Registrant to R. Thomas Morgan describing employment arrangement.	(1)[10.3.5]
10	.3.4*	Letter dated August 25, 1998 from Registrant to Richard D. Sewell, Jr. describing employment arrangement.	(3)[10.3.6]
10	.3.5*	Consulting Agreement dated December 21, 1998 between Registrant and Albert H. Pharis, Jr.	(3)[10.3.7]
10	.3.6*	Consulting Agreement dated August 15, 1998 between the Registrant and Russell L. Dobson and Addendum thereto dated October 1, 1998.	(6)[10.3.8]

Exhibit			Method of
Numbers		Description	Filing

10.4		General Purchase Agreement dated January 13, 1998 between Lucent Technologies, Inc. and Dobson Cellular Systems, Inc., as amended	(1)[10.4.7]
10	.4.1	Amendment No. 1 to General Purchase Agreement between Dobson Cellular Systems and Lucent Technologies, Inc.	(8)[10.4.3]
10.5		Operating Agreement dated January 16, 1998, as amended, between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc.	(6)[10.4.4]
10	.5.1	Second Addendum to Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and Dobson Cellular Systems, Inc. and its Affiliates dated May 8, 2002	(17)[10.5.1]
10	.5.2	Fourth Addendum to Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and Dobson Cellular Systems, Inc. and its Affiliates dated July 11, 2003	(23)[10.9.2]
10	.6†	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated as of November 16, 2001.	(16)[10.6]
10	.6.1†	Amendment No. 1 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated August 5, 2002.	(19)[10.6.1]
10.7		Second Amended and Restated Partnership Agreement of Gila River Cellular General Partnership dated September 30, 1997	(5)[10.8]
10.8		Stockholder and Investor Rights Agreement dated January 31, 2000 among the Registrant and the Shareholders listed therein (without exhibits).	(6)[10.7.2.3]
10	.8.1	Amendment No. 1 to Stockholder and Investor rights Agreement among AT&T Wireless Services, Inc., the Registrant, and certain other parties	(11)[10.4]
10	.9†	License Agreement dated October 8, 2001 between Dobson Communications Corporations and H.O. Systems, Inc.	(16)[10.9]
10	.10*	Form of Dobson Communications Corporation Director Indemnification Agreement.	(6)[10.9]
10.11		Agreement and Plan of Reorganization and Corporation Separation between Dobson Communications Corporation and Logix Communications Enterprises dated January 24, 2000	(6)[10.10]
10.12		Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC between AT&T Wireless JV Co. and Dobson JV Company dated as of February 25, 2000.	(9)[10.1]
10.13		Amended and Restated Supplemental Agreement among AT&T Wireless, Dobson Communications Corporation, Dobson CC Limited Partnership, and other signatories thereto, dated February 25, 2000.	(9)[10.1.1]
10.14		Amended and Restated Management Agreement between Dobson Cellular Systems, Inc. and ACC Acquisition LLC dated as of February 25, 2000.	(9)[10.2]
10	.14.1	Management Agreement between Dobson Cellular Systems, Inc. and American Cellular Corporation effective as of August 19, 2003	(25)[10.14.1]
10.15		Amended and Restated Operating Agreement dated February 25, 2000 by and between AT&T Wireless Services, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(9)[10.3]
10	.15.1	Addendum to Amended and Restated Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and ACC Acquisition LLC and its Affiliates dated May 8, 2002	(17)[10.16.1]
10.16		Amended and Restated Operating Agreement dated February 25, 2000 by and between Dobson Cellular Systems, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(9)[10.4]
10	.17.1	Stock Purchase Agreement Between AT&T Wireless Services, Inc. and Dobson Communications Corporation dated as of November 6, 2000.	(10)[10.14]

Exhibit			Method of
Numbers		Description	Filing

10	.17.2	Amendment No. 1 to Stock Purchase Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(11)[10.1]
10.18		Exchange Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(11)[10.2]
10.19		PCS Transfer Rights Agreement between the Registrant and AT&T Wireless Services, Inc. dated February 8, 2001	(11)[10.3]
10.20		Asset Purchase Agreement dated October 29, 2001 by and between Dobson Cellular Systems, Inc., and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(14)[10.22]
10.21		Asset Purchase Agreement dated December 6, 2001 by and between Dobson Cellular System, Inc, and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(15)[10.1]
10	.22†	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002 between Cingular Wireless, LLC, and its affiliates, and Dobson Cellular Systems, Inc., and its affiliates.	(16)[10.23]
10.23		Master Services Agreement between Dobson Cellular Systems, Inc. and Convergys Information Management Group Inc. dated December 1, 2002.	(20)[10.24]
10.24		Asset Exchange Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(21)[10.1]
10.25		Transition Services Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(21)[10.2]
10.26		Master Lease Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(21)[10.3]
10.27		Cordova Option Agreement dated as of December 24, 2002, among AT&T Wireless Services, Inc., AT&T Wireless Services of Alaska, Inc. and Dobson Cellular Systems, Inc.	(21)[10.4]
10	.28†	Roaming Agreement for GSM/ GPRS between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc. dated July 11, 2003.	(23)[10.28]
*10	.29†	GSM/ GPRS Operating Agreement between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc. dated July 11, 2003, as amended.	(23)[10.29]
*10	.30†	Roaming Agreement for GSM/ GPRS between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003.	(23)[10.30]
*10	.31†	GSM/ GPRS Operating Agreement between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003.	(23)[10.31]
*10	.32†	Second Amended and Restated TDMA Operating Agreement between AT&T Wireless Services, Inc. on behalf of itself and its affiliates and ACC Acquisition LLC, on behalf of itself, American Cellular Corporation and their respective affiliates dated July 11, 2003	(23)[10.32]
10.33		Tax Allocation Agreement dated August 19, 2003 between Dobson Communications Corporation and American Cellular Corporation	(25)[10.33]
10.34		Registration Rights Agreement dated as of August 8, 2003 by and between ACC Escrow Corp. as Issuer, American Cellular Corporation, certain Guarantors listed on Schedule A and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated, as Initial Purchasers	(25)[10.34]
10.35		Registration Rights Agreement dated August 19, 2003 between Dobson Communications Corporation and holders of Class A Common Stock and Series F Convertible Preferred Stock	(25)[10.35]
10.36		Registration rights Agreement between Dobson Communications Corporation and Bank of America, N.A. dated as of March 15, 2002	(25)[10.36]
10.37		Registration Rights Agreement dated September 26, 2003 among Dobson Communications Corporation, Lehman Brothers Inc., Morgan Stanley & Co. Incorporated, and Bear, Stearns & Co. Inc.	(26)[10.37]

Exhibit		Method of
Numbers	Description	Filing

10.38	Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003.	(27)[10.38]
10.39	Guarantee and Collateral Agreement by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003	(27)[10.39]
10.40	Escrow Agreement dated August 8, 2003 by and between ACC Escrow Corp. and Bank of Oklahoma, National Association, as trustee and escrow agent	(27)[10.40]
10.41	Registration Rights Agreement dated as of September 26, 2003 by and among Dobson Communications Corporation, Lehman Brother Inc., Morgan Stanley & Co. Incorporated and Bear, Stearns & Co. Inc.	(27)[10.41]
31.1	Rule 13a-14(a) Certification by our Chairman and Chief Executive Officer.	(29)
31.2	Rule 13a-14(a) Certification by our Chief Financial Officer.	(29)
32.1	Section 1350 Certification by our Chairman and Chief Executive Officer.	(29)
32.2	Section 1350 Certification by our Chief Financial Officer.	(29)

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-71633), as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 15, 1997 and amended on November 6, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-90759), as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 6, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrants’ Registration Statement on Form S-4/ A (Registration No. 333-41512), as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 9, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to the Registrant’s current report on Form 8-K/ A on February 22, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-64916), as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 20, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to the Registrant’s current report on Form 8-K on May 16, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to the Registrant’s current report on Form 8-K on June 14, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(19)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(20)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(21)	Filed as an exhibit to the Registrant’s current report on Form 8-K on January 7, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(22)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(23)	Filed as an exhibit to the Registrant’s current report on Form 8-K on July 28, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(24)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-108309), as the exhibit number indicated in brackets and incorporated by reference herein.

(25)	Filed as an exhibit to the Registrant’s current report on Form 8-K on September 18, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(26)	Filed as an exhibit to the Registrant’s current report on Form 8-K on October 2, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(27)	Filed as an exhibit to the Registrant’s current report on Form 8-K on October 29, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(28)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-110380), as the exhibit number indicated in brackets and incorporated by reference herein.

(29)	Filed herewith.