Form 10-K
period 2003-12-31
DOBSON COMMUNICATIONS CORP
filed 2004-03-19
CIK 1035985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Class A Common Stock, $.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     As of March 1, 2004, there were 114,318,003 shares of registrant’s $.001 par value Class A common stock outstanding and 19,418,021 shares of the registrant’s $.001 par value Class B common stock outstanding. Based upon the closing price for the registrant’s Class A common stock on the Nasdaq National Market as of June 30, 2003, (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of 30,034,999 shares of Class A common stock held by non-affiliates of the registrant was approximately $158,284,445.

     Documents incorporated by reference: The information called for by Part III is incorporated by reference to the definitive proxy statement for the registrant’s 2004 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003.

DOBSON COMMUNICATIONS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

Item
Number		Page

PART I

1	Business	3
2	Properties	21
3	Legal Proceedings	21
4	Submission of Matters to a Vote of Security Holders	21
PART II

5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
6	Selected Financial Data	24
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
7A	Quantitative and Qualitative Disclosures About Market Risk	44
8	Financial Statements and Supplementary Data	45
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	84
9A	Controls and Procedures	84
PART III

10	Directors and Executive Officers of the Registrant	85
11	Executive Compensation	85
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	85
13	Certain Relationships and Related Transactions	85
14	Principal Accountant Fees and Services	85
PART IV

15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	86

PART I

Item 1. Business

Overview

      We are one of the largest providers of rural and suburban wireless communications services in the United States. At December 31, 2003, our wireless telephone systems covered a total population of 10.6 million and we had approximately 1,552,100 subscribers with an aggregate market penetration of 14.6%. We began providing wireless telephone service in 1990 in Oklahoma and the Texas Panhandle. We have expanded our wireless operations rapidly since then, primarily through the acquisition of rural and suburban wireless systems and through the internal growth of our business. We offer digital voice and digital feature services to all of our covered population through our existing Time Division Multiple Access, or TDMA, digital network. We are currently in the process of updating our digital network to Global System for Mobile Communications, or GSM, and General Packet Radio Service, or GPRS, with an evolution towards Enhanced Data for GSM Evolution, or EDGE, technology which will enable us to offer enhanced data services to our subscribers and roaming partners. For the year ended December 31, 2003, we had total revenue of $735.8 million, net income applicable to common stockholders of $151.0 million and net income applicable to common stockholders per common share of $1.42. At December 31, 2003, on a consolidated basis, we had $2.4 billion of indebtedness and stockholders’ equity of $113.5 million.

      We focus on acquiring and operating a mix of rural and suburban wireless systems because we believe these wireless systems provide strong growth opportunities due to lower penetration rates, higher subscriber growth rates and less competition for subscribers than wireless systems located in larger metropolitan areas.

      We formed ACC Escrow Corp. on June 23, 2003 as our wholly-owned subsidiary. ACC Escrow Corp. began operations on August 8, 2003, when it completed the sale of $900.0 million of its 10% senior notes, the proceeds of which were used in American Cellular’s restructuring. Prior to August 19, 2003, American Cellular was owned by a joint venture, which was equally owned by AT&T Wireless Services, Inc. and us. On August 19, 2003, ACC Escrow Corp. was merged into American Cellular and American Cellular completed an exchange offer for its existing 9.5% senior notes due 2009. In the exchange offer, the holders of $681.9 million of the $700 million outstanding principal amount of American Cellular’s existing notes exchanged those existing notes and received 43.9 million shares of our Class A common stock, 681,900 shares of our Series F convertible preferred stock having an aggregate liquidation preference of $121.8 million and convertible into a maximum of 13.9 million shares of our Class A common stock, and $48.7 million in cash. In addition, we issued 4,301 shares of our Series F convertible preferred stock and 276,848 shares of our Class A common stock in payment of certain fees. American Cellular used a portion of the proceeds from the sale of ACC Escrow Corp.’s 10% senior notes to fully repay its existing credit facility. Upon consummation of the restructuring, American Cellular became our indirect wholly-owned subsidiary. On December 31, 2003, all of American Cellular’s subsidiaries, except ACC Lease Co., Inc. and Alton CellTelCo Partnership, were merged into American Cellular. As of December 31, 2003, American Cellular’s systems covered a total population of 5.0 million and had approximately 709,200 subscribers, giving American Cellular an aggregate market penetration of 14.2%. We discuss other acquisitions, and discontinued operations, below under the caption “Acquisitions and Discontinued Operations.”

Competitive Strengths

We believe our competitive strengths include the following.

      Substantial Cash Flow. We have significantly improved the efficiency of our operations during the past twelve months, in part through decreases in our off-network roaming expense and reductions in the churn of our subscriber base. Our ability to generate substantial cash flow enhances our debt service capacity and enables us to invest in incremental network equipment and technology, which we believe will enhance the level of service we can provide to our own subscribers and to the subscribers of our roaming partners.

      Strong Current Market Position. We have achieved significant market share in each of our markets, distinguishing ourselves from our competition by emphasizing digital technology, customer care and a commitment to the local community. We plan to attract additional subscribers by leveraging our strategic roaming relationships, advanced technologies, local sales channels and diverse service offerings, which include national, regional and local rate plans.

      Attractive Markets. Our markets have demonstrated positive demographic growth trends and generally have maintained a high population density relative to other rural and suburban markets (but significantly lower than urban markets), which we believe enables us to deploy and operate our network more efficiently. In addition, our markets generally have fewer competitors than metropolitan markets and are located near major metropolitan areas, with wireless systems operated by our primary roaming partners, AT&T Wireless and Cingular Wireless. We also benefit from the relatively high density of highway and other traffic corridors in most of our markets, which typically generate high roaming activity. Substantially all of our wireless licenses are 850 MHz licenses, which we believe generally provide the most cost-effective platform for delivering service to the end user in our rural and suburban markets.

      Advanced Digital Technology. We continue to increase the capacity and capabilities of our systems to attract additional subscribers, increase the use of our systems by existing subscribers, increase roaming activity and further enhance the overall efficiency of our network. Although our primary technology is TDMA, we are in the process of overlaying GSM/ GPRS/ EDGE technology on our existing network, which will enable us to offer enhanced voice and data service plans to our own subscriber base and meet the needs of our roaming partners who have already begun utilizing GSM/ GPRS/ EDGE technology.

      Experienced Management Team. With more than 50 years of telecommunications experience on a combined basis, our senior management team, consisting of Everett R. Dobson, Douglas B. Stephens and Bruce R. Knooihuizen, is extremely knowledgeable and well regarded in the telecommunications industry.

      Established Operating History in Rural and Suburban Markets. We began providing wireless telephone service in 1990 in Oklahoma and the Texas Panhandle and since then have rapidly expanded our wireless operations to include systems in rural and suburban markets covering a total population of 10.6 million as of December 31, 2003. We believe that during this time we have gained substantial experience as an operator of wireless systems in rural and suburban markets.

      Proven Acquisition and Integration Capabilities. We have integrated the operations of acquired wireless systems into our existing operations to achieve economies of scale. We have generated efficiencies from the consolidation and centralized control of pricing, customer service and marketing, system design, engineering, purchasing, financial and administrative functions and billing functions. Our increased scale has enabled us to negotiate prices and services from third party service providers and equipment vendors on terms that we believe are more favorable than we could otherwise obtain.

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

      Locally-Focused Management. Our local management teams have day-to-day operating authority with the flexibility to respond to individual market requirements. We believe that our marketing and customer service functions are more effective when tailored to the local market population. We distribute our products primarily through retail outlets, a direct sales force and independent dealers, all of which foster a strong community presence for our products and operations.

      Strategic Roaming Relationships. We have developed strategic relationships with AT&T Wireless and Cingular Wireless, each of which operates wireless systems in major metropolitan statistical areas, or MSAs, near our wireless systems. These relationships include roaming agreements to allow our subscribers and the subscribers of our roaming partners to roam on each other’s networks at favorable rates. Our roaming agreements with AT&T Wireless and Cingular Wireless designate us as the preferred provider of roaming service for each carrier in the majority of our markets, and, under certain circumstances, provide that we are the exclusive provider of such services in our markets. We believe these strategic roaming relationships and agreements enable us to maximize our roaming revenue and allow us to offer our subscribers rate plans that are highly attractive and include the footprints of our roaming partners as “home” territories.

      Deployment of GSM/ GPRS/ EDGE Technology. We recently accelerated the deployment of GSM/ GPRS/ EDGE technology over the entirety of our network. We expect to deploy GSM/ GPRS/ EDGE technology over our entire coverage area by the end of second quarter of 2004. GSM/ GPRS/ EDGE technology is the digital technology being used by our primary roaming partners, AT&T Wireless and Cingular Wireless, and will enable us to provide faster data services and provide our customers with smaller, more functional handsets. We expect that the deployment of GSM/ GPRS/ EDGE technology will enhance our service offering and allow us to continue to grow our subscriber base. In addition, we will continue to have the ability to provide roaming service for AT&T Wireless and Cingular Wireless as they each continue to upgrade the technology of their respective networks.

      Targeted Sales Efforts. We seek to attract subscribers who will generate high monthly revenue. Our local management designs marketing programs to target these subscribers and tailors distinctive rate plans to emphasize the quality and value of our services.

      Superior Customer Service. We support local customer service through retail stores, a direct sales force and regional customer service call centers that offer 24-hour services. The regional presence of our call centers enhances our knowledge of local markets, which improves our ability to provide customer service, credit and collection and order activation.

Operations

      These tables set forth information with respect to our existing wireless markets. Information with respect to populations in licensed areas is as of December 31, 2003 and is our estimate based upon the Claritas 2000 Bureau of Census results, adjusted to exclude those portions of rural service areas, or RSAs, and MSAs not covered by our licenses, as well as discontinued operations. Net population represents total population less minority ownership interests in these licenses. Information with respect to subscribers is as of December 31, 2003. We determine market penetration by dividing the total number of subscribers in each of our Federal Communications Commission, or FCC, wireless licensed areas at the end of the period by the estimated total population covered by the applicable wireless license.

Markets and Systems

      The following table sets forth information with respect to our existing markets as of December 31, 2003.

*	Denotes the American Cellular markets.

	Total
	Population	Net Population

Markets:
North Region
Youngstown (Youngstown, OH MSA, Sharon, PA MSA, PA 1 RSA and OH 11 RSA)	1,006,500	1,006,500
Erie (Erie, PA MSA)	280,800	280,800
PA (PA 2, 6 and 7 RSAs)	594,200	594,200
NY 3 RSA	476,200	476,200
MI 3 RSA	174,900	174,900
MI 10 RSA	138,900	138,900
OH 7 RSA *	261,500	261,500
OH 10 RSA *	62,300	62,300

Total North Region	2,995,300	2,995,300

	Total
	Population	Net Population

Central Region
Northwest OK (Enid, OK MSA and OK 2 RSA)	106,700	106,700
OK 5 and 7 RSAs	157,400	100,700
TX 2 RSA	89,300	54,500
KS/ MO (KS 5 RSA, MO 1, 2, 4 and 5 RSAs)	269,500	269,500
TX 16 RSA	349,700	349,700
TX 10 RSA	335,700	335,700
TX 9 RSA	193,400	193,400
OK 6 RSA	223,600	223,600
Oklahoma/ Kansas PCS *	259,400	259,400

Total Central Region	1,984,700	1,893,200

Northwest Region
AZ 1 RSA	149,500	149,500
Anchorage, AK MSA	262,100	262,100
AK 1 RSA	113,300	113,300
AK 2 RSA	121,000	121,000
AK 3 RSA	72,200	72,200
Alton, IL MSA *	21,700	18,900
MI 1 RSA *	202,700	202,700
Duluth, MN MSA *	243,800	243,800
MN 2 RSA *	31,800	31,800
MN 3 RSA *	58,400	58,400
MN 4 RSA *	16,300	16,300
MN 5 RSA *	214,700	214,700
MN 6 RSA *	274,500	274,500
Eau Claire, WI MSA *	148,300	145,300
Wausau, WI MSA *	125,800	125,800
WI 1 RSA *	118,000	118,000
WI 2 RSA *	86,100	86,100
WI 3 RSA *	142,900	142,900
WI 4 RSA *	124,300	124,300
WI 5 RSA *	83,900	83,900
WI 6 RSA *	33,600	33,600

Total Northwest Region	2,644,900	2,639,100

	Total
	Population	Net Population

East Region
West MD (Cumberland, MD MSA, Hagerstown, MD MSA, MD 1 and 3 RSAs, and PA 10 West RSA)	509,000	509,000
Orange County, NY MSA *	341,400	341,400
Poughkeepsie, NY MSA *	280,200	280,200
NY 5 RSA *	393,100	393,100
NY 6 RSA *	111,300	111,300
KY 4 RSA *	260,300	260,300
KY 5 RSA *	164,400	164,400
KY 6 RSA *	277,700	277,700
KY 8 RSA *	124,500	124,500
PA 9 RSA *	189,300	189,300
WV 2 RSA *	76,600	76,600
WV 3 RSA *	268,200	268,200

Total East Region	2,996,000	2,996,000

Total regions combined	10,620,900	10,523,600

Total subscribers	1,552,100

Total penetration	14.6%

      On February 17, 2004, we transferred our Maryland RSA 2 wireless property in exchange for Cingular Wireless’ Michigan RSA 5 wireless property, $22.0 million in cash and its one-percent ownership interests in Texas RSA 2 and Oklahoma RSAs 5 and 7. We are the majority owner of these three markets. The Maryland RSA 2 property has a total population of approximately 470,700, including the cities of Ocean City, Salisbury, Easton and Cambridge. The Michigan property covers a population of approximately 169,400, including the cities of Cadillac, Manistee, and Ludington. The exchange resulted in a net loss of approximately 15,500 subscribers for us. As a result of a definitive agreement that was entered into prior to December 31, 2003, and closed on February 17, 2004, we have reclassified our historical financial statements to reflect the operations of the Maryland RSA 2 property as discontinued operations.

      On December 23, 2003, we entered into a definitive agreement to acquire the assets of NPI-Omnipoint Wireless, LLC, or NPI, for approximately $28 million. NPI owns PCS licenses covering a total population of 1.2 million. Its GSM network currently covers a total population of 1.0 million in northern Michigan. NPI has approximately 35,000 subscribers. The transaction is expected to close in the second quarter of 2004 and is subject to regulatory approvals and other customary closing conditions.

Services and Features

      We solidify our commitment to our customers by placing a high priority on offering the latest products, services and competitive rate plans. We have completed the deployment of a fully digital network and have introduced a wireless Internet product in an on-going effort to consistently deliver advanced services and technologies to our customers. We attempt to maximize the choices available to our customers by offering the latest lines of hand-held wireless phones from a wide variety of manufacturers. We design our rate plans to fit the specific needs of our customers, which we balance with our on-going objective to increase profitability.

      The following are key components of our service offerings:

      Wireless Calling. Our primary service offering is wireless telephone service. We currently offer digital service using the TDMA digital standard, in all of our wireless markets. In addition, we offer various custom-calling features, including voice mail, call forwarding, call waiting, three-way calling, no answer transfer, caller ID, message waiting indicator, sleep mode for longer battery life, voice activated dialing, and mobile originated and mobile terminated short message service. We expect to complete the deployment of GSM/GPRS/EDGE network coverage in our markets by the end of the second quarter of 2004. The deployment of GSM/ GPRS/ EDGE technology will allow us to provide more advanced wireless data services, thereby giving our subscribers the ability to send and receive pictures and video and to download games and music.

      Digital Handsets. As of December 31, 2003, approximately 95% of our subscribers utilized digital technology. Our digital subscribers use dual-mode, dual-band handsets. These handsets are compatible with analog cellular, digital cellular and digital PCS service, allowing our subscribers access to AT&T Wireless’ national footprint, as well as the extensive coverage areas of our other roaming wireless carriers, including Cingular Wireless.

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

      We use the CELLULAR ONE® trademark pursuant to licensing agreements with the Cellular One Group. We pay licensing and advertising fees based upon the population of the licensed areas. Our licensing agreements with the Cellular One Group are for five-year terms expiring on various dates. These agreements may be renewed at our option for three additional five-year terms. From time-to-time, we may consider alternative brand name strategies and service marks.

      In addition to the CELLULAR ONE® trademark, we use and own the service mark DOBSON CELLULAR SYSTEMS®, in connection with our wireless telephone systems in western Oklahoma and the Texas Panhandle.

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

      We focus our marketing programs on attracting subscribers whom we believe are likely to generate high monthly revenue. We undertake extensive market research to identify and design marketing programs to attract these subscribers and tailor distinctive rate plans and roaming rates to emphasize the quality, value and advantage of our wireless service. We market our service offerings primarily through our direct sales force and company-owned retail stores. We also market our service offerings through a network of dealers, such as electronics stores, car dealerships and department stores. In addition to these traditional channels, our marketing team continuously evaluates other, less traditional, methods of distributing our services and products, such as direct mail programs.

      Segmented Rate Plans. We offer our subscribers a diverse array of rate plans, so that each subscriber can choose the plan that best fits that subscriber’s expected calling needs. Our offerings include our Clear Across America™ national rate plans, which use our networks, and those of AT&T Wireless and Cingular Wireless, plus regional and local rate plans at a variety of pricing tiers. The majority of our new digital subscribers are on our local rate plans, which generally include only areas covered by our network as the “home” area. Our rate plans generally combine a fixed monthly access charge, a designated number of minutes-of-use, per minute usage charges for minutes in excess of the included amount and additional charges for certain custom-calling features. Most of our plans include some features such as voice mail, caller ID, call forwarding and call waiting. These plans offer value to the customer while enhancing airtime usage and revenue. In the future, we will be focusing our offers to take advantage of our GSM/GPRS/EDGE network that will be fully deployed in 2004. Our focus on offering plans that best fit our subscriber’s needs will remain our main objective.

Sales and Distribution

      We sell and distribute our wireless services, phones and accessories primarily through three distribution channels; retail stores, direct sales and independent dealers. For the year ended December 31, 2003, almost 65% of our gross subscriber additions were added through our retail stores, while our direct sales force was responsible for approximately 10% and our independent dealers added almost 25%.

      As of December 31, 2003, we had 228 retail stores and outlets, most of which are fully equipped to handle customer service. Some of these stores are also authorized warranty repair centers. Our stores and our well-trained sales staff provide customer-friendly retail environments through extended hours, and by offering a large selection of products and services at convenient locations, which are designed to make the sales process quick and easy for the subscriber.

      We train and compensate our sales force in a manner designed to stress the importance of customer satisfaction. We believe that our direct sales force is able to select and screen new subscribers and select pricing plans that realistically match subscriber needs. As a result, we believe that our direct sales force reduces our marketing costs because our subscriber retention rate is higher than when we use independent dealers. As of December 31, 2003, we had approximately 160 employees in our direct sales force.

      As of December 31, 2003, we had relationships with approximately 320 independent dealers, or agents. Those agents operate approximately 600 retail outlets in our markets. These agents allow us a third distribution channel by offering our services and equipment through retail outlets, such as electronics stores, national retail chains and independent contractors.

      We have developed an after-sale telemarketing program which we believe helps to reduce our churn rates and enhance customer loyalty. This program, which is conducted by our sales force and customer service personnel, includes courtesy calls to our new customers and allows our sales staff to check customer satisfaction and offer our customers additional calling features.

Customer Service

      Customer service is an essential element of our marketing and operating philosophy. We seek to attract new subscribers and retain existing subscribers by providing high-quality customer service. Our customers benefit from a local staff, including an area manager, customer service field representatives, technical and engineering staff, sales representatives and installation and repair facilities. Local offices and installation and repair facilities allow us to better service our customers, schedule installations and make repairs. As of December 31, 2003, we managed six call centers, which service our markets. The regional presence of these call centers enhances our knowledge of the local markets, which improves our ability to provide customer service, credit and collection and order activation.

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

      Our two most significant roaming partners are AT&T Wireless and Cingular Wireless, which accounted for almost 90% of our roaming traffic in 2003. We have entered into long-term roaming agreements with both AT&T Wireless and Cingular Wireless to provide their subscribers with TDMA and GSM services when they roam in our markets. These agreements also allow our subscribers to roam outside of our service area on the networks of AT&T Wireless and Cingular Wireless at rates we believe to be favorable.

AT&T Wireless

      Our most significant roaming partner is AT&T Wireless. For the year ended December 31, 2003, AT&T Wireless’ customers accounted for approximately 44% of our roaming revenue, or approximately 12% of our total operating revenue. In early 2004, Cingular Wireless announced its intention to acquire AT&T Wireless. As we discussed in our 2004 Investor’s Conference held on February 18, 2004, the acquisition of AT&T Wireless by Cingular Wireless should not have a material impact on the effectiveness of our roaming contracts with each of AT&T Wireless and Cingular Wireless described below.

Dobson Cellular Systems

      Dobson Cellular Systems’, or DCS’, roaming agreements with AT&T Wireless for both TDMA and GSM/ GPRS/ EDGE expire on June 30, 2008, subject to earlier termination under certain circumstances, including the technical or commercial impracticability of using a party’s roaming network, the occurrence of an unacceptable level of unauthorized use, or the revocation or nonrenewal of a party’s GSM license.

      The roaming agreements provide for negotiated roaming rates for TDMA and GSM/ GPRS/ EDGE in the respective markets of DCS and AT&T Wireless. The rates are non-reciprocal. The TDMA rates are set through June 30, 2008. For GSM/ GPRS/ EDGE the rates are fixed through June 30, 2006, subject to modification in limited circumstances. The rates in years 2007 and 2008 could decrease to a limited extent based on the average revenue per minute earned by AT&T Wireless from its subscribers.

      Subject to certain exceptions, through June 30, 2006, AT&T Wireless and its controlled affiliates have agreed not to expand their current GSM/ GPRS/ EDGE or TDMA footprint to directly or indirectly engage in a business that provides or resells, or grants a license that facilitates or enables the provision or resale of, facilities-based mobile wireless telecommunications services using GSM/GPRS/EDGE or TDMA on any spectrum in any of DCS’ markets. Subject to the provisions of the roaming agreements, DCS may elect to extend the exclusivity period for 2007 and 2008. AT&T Wireless’ current GSM/ GPRS/ EDGE footprint overlaps with approximately 2.0 million of the population covered by DCS’ wireless licenses.

      AT&T Wireless may engage in investments, asset sales or other business combination transactions involving markets overlapping with DCS if the overlap is less than 25% of the total markets in the transaction (measured by population). In such event, AT&T Wireless customers would no longer need to roam on DCS’ systems in these markets.

      AT&T Wireless has agreed that its customers, when roaming in virtually all of DCS’ markets, will seek GSM/ GPRS/ EDGE roaming service from DCS prior to seeking such service from another carrier other than Cingular so long as DCS is in compliance with the construction, operational and other requirements under the agreements.

      AT&T Wireless may terminate the preferred GSM roaming provider and limited exclusivity provisions of the agreement if DCS ceases to be in compliance with the construction, operational and other requirements under the agreement, or if a major competitor of AT&T Wireless acquires DCS.

      AT&T Wireless has agreed that its customers, when roaming in virtually all of DCS’ markets, will seek TDMA roaming service from DCS prior to seeking such service from another carrier so long as DCS is in compliance with the construction, operational and other requirements under the agreement.

American Cellular Corporation

      American Cellular’s roaming agreement with AT&T Wireless for TDMA expires in 2007. Non-reciprocal rates for TDMA are set forth through the end of the term of the agreement. The roaming agreement for GSM/ GPRS/ EDGE expires on June 30, 2008, subject to earlier termination under certain circumstances, including the technical or commercial impracticability of using either party’s roaming network, the occurrence of an unacceptable level of unauthorized use, or the revocation or nonrenewal of either party’s GSM license. For GSM/ GPRS/ EDGE the rates are fixed through June 30, 2006, subject to modification in limited circumstances. The rates in years 2007 and 2008 could decrease to a limited extent based on the average revenue per minute earned by AT&T Wireless from its subscribers.

      Subject to certain exceptions, through June 30, 2006, AT&T Wireless and its controlled affiliates have agreed not to expand their current GSM/ GPRS/ EDGE or TDMA footprint to directly or indirectly, engage in a business that provides or resells, or grants a license that facilitates or enables the provision or resale of, facilities-based mobile wireless telecommunications services using GSM/ GPRS/ EDGE or TDMA on any spectrum in any of American Cellular’s markets. Subject to the provisions of the roaming agreements, American Cellular may elect to extend the exclusivity period for 2007 and 2008. AT&T Wireless’ current GSM/ GPRS/ EDGE footprint overlaps with approximately 0.4 million of the population covered by American Cellular’s wireless licenses.

      AT&T Wireless may engage in investments, asset sales or other business combination transactions involving markets overlapping with American Cellular if the overlap is less than 25% of the total markets in the transaction (measured by population); however, in such event, American Cellular will have the right to purchase from AT&T Wireless and its affiliates, the markets constituting the overlap.

      AT&T Wireless has agreed that its customers, when roaming in any of American Cellular’s markets, will seek TDMA or GSM/ GPRS/ EDGE roaming service from American Cellular prior to seeking such service from another carrier so long as American Cellular is in compliance with the construction, operational and other requirements under the agreements.

      AT&T Wireless may terminate the preferred GSM roaming provider and limited exclusivity provisions of the agreements if American Cellular ceases to be in compliance with the construction, operational and other requirements under the agreements, or if a major competitor of AT&T Wireless acquires American Cellular.

Cingular Wireless

      For the year ended December 31, 2003, Cingular Wireless’ customers accounted for approximately 36% of our roaming revenue, or approximately 10% of our total operating revenue. Under our Cingular Wireless roaming agreement, Cingular Wireless and we charge each other favorable roaming rates for usage of both TDMA and GSM in our respective markets. These rates have decreased over time through December 16, 2003, when the rates reached a floor that made them a fixed rate until December 31, 2008. Subject to certain limitations, we are the preferred roaming partner for GSM and TDMA services for substantially all of Cingular’s customers that roam in our markets. Our roaming agreement with Cingular Wireless requires that we maintain and provide certain call features and related services to roaming customers, such as call waiting, call forwarding, three-way calling, caller ID and voice mail. This roaming agreement may be terminated or suspended by either party if the FCC revokes a license covering a material portion of either party’s markets, or if either party fails to control subscriber fraud, fails to adhere to system technical requirements and upgrades or breaches any of the material terms of the roaming agreement. The roaming agreement expires on December 31, 2011.

North American Cellular Network

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

Billing System

      In November 2002, we signed a five year contract with Convergys Corporation for use of their billing and customer care systems under a service bureau arrangement. During the last half of 2003, we completed the conversion from previous billing vendor, Verisign Telecommunications Services, or VTS, to the Convergys Atlys® billing and customer care systems operating in a Convergys data center to support wireless voice and data services as well as emerging technology offerings. Consistent with the billing services previously offered by VTS, Convergys provides billing for all our subscribers in all our markets. Convergys handles all the administration and maintenance of the Atlys® application and the associated infrastructure. Convergys and their partners are responsible for the processing and printing of all customer invoices.

Network Operations

      Network Communications Equipment. Our network communications equipment is provided by a variety of leading network suppliers, including Nortel Networks and Ericsson.

      Connection Agreements. Our wireless network connects to the public switched telephone network system through local exchange carriers. We have interconnection agreements with BellSouth, SBC (Ameritech, Southwestern Bell), Verizon (Bell Atlantic, GTE), Sprint, and Qwest (U S West) and other local exchange carriers within our markets. The expiration dates of these agreements vary from one to three years. Upon expiration, the agreements automatically renew for six months to one year and can terminate with the mutual written consent by either party.

      Network Operations. Our network operations are monitored by regional network personnel, who provide monitoring on a real-time basis for items including alarm monitoring, power outages, tower lighting problems and traffic patterns.

      Cell Sites and Transmission Towers. As of December 31, 2003, on a consolidated basis, we operated 1,687 cell sites, of which 442 were on towers owned by us.

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

      By the end of the second quarter of 2004, we expect to complete the deployment of our GSM/ GPRS/ EDGE network. With this enhanced data network, we will offer 28Kb to 36Kb GPRS data speeds and 100Kb to 120Kb EDGE data speeds to our subscribers and to subscribers of our roaming partners. GSM/ GPRS/ EDGE is the network technology choice for our two largest roaming partners, AT&T Wireless and Cingular Wireless.

Competition

      We compete with one or more companies in our markets throughout our regions. In various markets, these companies include Alltel, AT&T Wireless, Cingular Wireless, Nextel, Rural Cellular, Sprint PCS, T-Mobile, US Cellular, Verizon Wireless, ACS (Alaska) and Western Wireless.

      The telecommunications industry is experiencing significant technological changes, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements and changes in consumer preferences and expectations. Accordingly, we expect competition in the wireless telecommunications industry to be dynamic and intense as a result of competitors and the development of new technologies, products and services. Many of our competitors have been operating for a number of years, operate nationwide systems, currently serve a substantial subscriber base and have significantly greater financial, personnel, technical, marketing, sales and distribution resources than we do. In addition, the FCC has required all wireless carriers to provide for wireless number portability for their customers. Once number portability is fully implemented, wireless customers will have the ability to change wireless carriers and retain their wireless telephone numbers. Number portability may result in an increase in churn throughout the industry. Some competitors have begun to market enhanced data services, such as single carrier radio transmission technology, or 1XRTT. We are currently in the process of upgrading our networks to GSM/ GPRS/ EDGE technology.

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

      In early 2004, Cingular Wireless announced its intention to acquire AT&T Wireless. We expect a limited impact from this transaction because of the terms of our existing roaming agreements with Cingular Wireless and AT&T Wireless. We are the preferred roaming provider to Cingular Wireless and AT&T Wireless in substantially all of our TDMA markets. In addition, our subsidiary, American Cellular, is the preferred roaming provider to AT&T Wireless in its GSM markets. DCS’ GSM roaming agreement with AT&T Wireless presently permits AT&T Wireless to prefer Cingular Wireless over DCS, while our Cingular Wireless roaming agreement presently permits Cingular Wireless to prefer AT&T Wireless over us in GSM markets. While we expect to obtain some benefits as a result of the acquisition of AT&T Wireless by Cingular Wireless, we expect the acquisition will result in a minor reduction of our roaming revenue beginning in 2005.

      The FCC has created potential sources of new competition by auctioning additional PCS licenses, as well as licenses for wireless communications services, local multipoint distribution service, 39 GHz service and 220 to 222 MHz service. Further, the FCC has announced plans to auction licenses in the 4.9 GHz, 24 GHz and 700 MHz bands that may be usable for mobile services. The FCC has also allocated an additional 90 MHz of spectrum (in the 1.7 GHz and 2.1 GHz bands) for advanced wireless services, and adopted service and auction rules for these bands. The FCC has also initiated a number of rule making proceedings to allocate additional spectrum to wireless use, much of which can be licensed for commercial wireless purposes. In the future, we may also compete more directly with traditional landline telephone service providers.

      We also face, to a lesser extent, competition from mobile satellite service, or MSS, providers, as well as from resellers of these services and wireless service. The FCC has granted MSS providers the flexibility to deploy an ancillary terrestrial component to their satellite services. This added flexibility may enhance MSS providers’ ability to offer more competitive mobile services.

      Continuing technological advances in telecommunications make it impossible to predict the extent of future competition. However, due to the depth and breadth of the competitive services offered by operators using these other technologies, future competition from these operators could be intense.

Acquisitions and Discontinued Operations

      Verizon Sales. On February 8, 2002, we sold three wireless properties to Verizon Wireless for a total purchase price of $263.0 million. These properties include California 7 RSA, Ohio 2 RSA and Georgia 1 RSA. On February 28, 2002, we sold our 75% ownership interest in Arizona 5 RSA to Verizon Wireless for a total purchase price of $85.0 million. On February 8, 2002, American Cellular sold Tennessee 4 RSA to Verizon Wireless for a total purchase price of $202.0 million. As a result of these sales, the results of operations for these markets during the years presented are included as discontinued operations in our consolidated financial statements. American Cellular and we used the proceeds from the sale of these properties primarily to pay down bank debt under our respective credit facilities.

      California/ Alaska Swap. On June 17, 2003, we transferred our two remaining wireless properties in California to AT&T Wireless in exchange for its two wireless properties in Alaska, and all of the outstanding shares of our Series AA preferred stock that it previously held, which we then cancelled. We have reclassified our historical financial statements to reflect the operations of our California properties as discontinued operations. As a result of the completion of this transaction, our financial statements include the operating results from June 17, 2003 through December 31, 2003 and the assets and liabilities as of December 31, 2003 of the two Alaska properties.

      Maryland/ Michigan Swap. On February 17, 2004, we transferred our Maryland RSA 2 wireless property in exchange for Cingular Wireless’ Michigan RSA 5 wireless property, $22.0 million in cash and its one-percent ownership interests in Texas RSA 2 and Oklahoma RSAs 5 and 7. We are the majority owner of these three markets. The Maryland RSA 2 property has a total population of approximately 470,700, including the cities of Ocean City, Salisbury, Easton and Cambridge. The Michigan RSA 5 property covers a population of approximately 169,400, including the cities of Cadillac, Manistee, and Ludington. The exchange resulted in a net loss of approximately 15,500 subscribers for us. As a result of a definitive agreement that was entered into prior to December 31, 2003, we have reclassified our historical financial statements to reflect the operations of the Maryland RSA 2 property as discontinued operations. We expect to recognize a loss of $12.7 million, net of tax, in connection with this exchange transaction.

      Acquisition of NPI. On December 23, 2003, we entered into a definitive agreement to acquire the assets of NPI for approximately $28 million. NPI owns PCS licenses covering a total population of 1.2 million. Its GSM network currently covers a total population of 1.0 million in northern Michigan. NPI has approximately 35,000 subscribers. The transaction is expected to close in the second quarter of 2004 and is subject to regulatory approvals and other customary closing conditions.

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

Federal Regulation

      The licensing, construction, modification, operation, ownership and acquisition of wireless telephone systems are subject to regulations and policies adopted by the FCC under the Communications Act of 1934, as amended (the Communications Act). These regulations and policies govern, among other things, applications for licenses to construct and operate wireless communications systems, ownership of wireless licenses and the transfer of control or assignment of such licenses, and the ongoing technical and operational requirements under which wireless licensees must operate.

General Licensing Requirements

      The FCC licenses cellular systems in accordance with 734 geographically defined market areas comprised of 306 MSAs and 428 RSAs. In each market, the FCC licenses two cellular systems operating on different 25 MHz frequency blocks designated as Block A and Block B. Apart from the different frequency blocks, there is no technical difference between the two cellular systems and the operational requirements imposed on each by the FCC are the same. Under FCC rules, the authorized service area of a cellular provider in each of its markets is referred to as the cellular geographic service area. The cellular geographic service area may conform exactly to the boundaries of the FCC-designated MSA or RSA, or it may be smaller if a licensee has chosen not to provide services to certain areas. A cellular licensee has the exclusive right to expand its cellular geographic service area boundaries within the licensee’s MSA or RSA for a period of five years after grant of the licensee’s initial construction permit. At the end of this five-year build-out period, however, other entities may apply to serve portions of the MSA or RSA in areas outside the licensee’s then-designated cellular geographic service area. The five year build-out period has expired for all of the cellular licenses we currently hold and the FCC has granted several “unserved area” applications filed by us and by other parties for the MSAs and RSAs in which we are a licensee.

      PCS licenses are awarded by the FCC for protected geographic service areas called major trading areas, or MTAs, and basic trading areas, or BTAs, which are defined by Rand McNally & Company. Under this scheme, the United States and its possessions and territories are divided into 493 BTAs, all of which are included within 51 MTAs. Each PCS license authorizes operation on one of six frequency blocks allocated for broadband PCS. The FCC has allocated 120 MHz of radio spectrum in the 1.9 GHz band for licensed broadband PCS. The FCC divided the 120 MHz of spectrum into two 30 MHz blocks (A and B Blocks) licensed for each of the 51 MTAs, one 30 MHz block (C Block) licensed for each of the 493 BTAs, and three 10 MHz blocks (D, E and F Blocks) licensed for each of the 493 BTAs, for a total of more than 2,000 licenses.

      The FCC has adopted construction benchmarks for PCS licenses. All 30 MHz broadband PCS licensees must construct facilities that offer coverage to one-third of the population of their service area within five years, and two-thirds of the population within ten years, of their initial license grants. All 10 MHz and 15 MHz Block licensees must provide service to 25% of the service area within five years of their initial license, or make a showing of substantial service. While the FCC has granted limited extensions and waivers of these requirements, licensees that fail to meet the coverage requirements may be subject to forfeiture of the license. We are in compliance with the applicable construction requirements that have arisen for the PCS licenses we currently hold. We expect to meet all future construction requirements as well.

      The FCC generally grants cellular and PCS licenses for terms of ten years that are renewable upon application to the FCC. Near the conclusion of the license term, we must file applications for renewal of licenses to obtain authority to operate for an additional 10-year term. To date, the FCC has renewed for a new ten-year term each of our licenses for which a renewal application was required. The FCC may revoke our licenses and may deny our license renewal applications for cause after appropriate notice and hearing. The FCC will award a renewal expectancy to us if we meet certain standards of past performance. If we receive a renewal expectancy, it is very likely that the FCC will renew our existing cellular and PCS licenses so that they will not become subject to competing applications. To receive a renewal expectancy, we must show that we have provided “substantial” service during our past license term, and have substantially complied with applicable FCC rules and policies and the Communications Act. The FCC defines “substantial” service as service which is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal. If a licensee does not receive a renewal expectancy, then the FCC will accept competing applications for the license, subject to a comparative hearing, and the FCC may award the license to another entity.

      The FCC may deny applications for FCC authority, and in extreme cases revoke licenses, if it finds that an entity lacks the requisite “character” qualifications to be a licensee. In making this determination, the FCC considers whether an applicant or licensee has been the subject of adverse findings in a judicial or administrative proceeding involving felonies, the possession or sale of unlawful drugs, fraud, antitrust violations or unfair competition, employment discrimination, misrepresentations to the FCC or other government agencies, or serious violations of the Communications Act or FCC regulations. To our knowledge, there are no activities and no judicial or administrative proceedings involving either the licensees in which we hold a controlling interest or us that would warrant such a finding by the FCC.

      Cellular and PCS providers also must satisfy a variety of FCC requirements relating to technical and reporting matters. One requirement of cellular providers is the coordination of proposed frequency usage with adjacent cellular users, permittees and licensees in order to avoid interference between adjacent systems. In addition, the height and power of cellular base station transmitting facilities and the type of signals they emit must fall within specified parameters. PCS providers may not exceed a certain field strength limit at the market boundary without the consent of the neighboring PCS licensee. In a pending proceeding, the FCC is considering ways of reducing interference caused to public safety radio licensees in the 800 MHz band by enhanced specialized mobile radio, or ESMR, services (such as those offered by Nextel) and, more rarely, by cellular and other commercial mobile radio service, or CMRS, carriers operating within licensed parameters. The outcome of this proceeding could increase our costs if new regulatory mandates are adopted, and could change ESMR spectrum assignments and affect the ability of ESMR service providers to compete with us.

      In September 2002, the Commission adopted a Report and Order that removed or significantly reduced the impact of many outdated cellular rules, eliminated a number of technical requirements and granted additional technical and operational flexibility. Among the changes is a phase-out over a five-year period of the requirement that all cellular carriers provide analog service throughout their territory. These new rule changes became effective on February 18, 2003, and have enabled us to operate more efficiently and to utilize our licensed spectrum more effectively in providing services that meet our customers’ requirements. The phase-out of cellular analog service is tied to accommodating the needs of the hearing impaired and their ability to utilize hearing aids with digital wireless phone service. In this regard, the FCC adopted another Report and Order in August 2003 requiring digital wireless phone manufacturers and providers of digital wireless services such as ourselves to take steps to develop and offer digital wireless handsets that are compatible with hearing aid devices. This order will increase our costs by requiring us to train our sales force on compatible digital handsets, comply with related reporting requirements, and engage in outreach efforts, and may increase the price of wireless handsets for consumers.

      The FCC also regulates a number of other aspects of the cellular business. Federal legislation enacted in 1993 requires the FCC to reduce the disparities in the regulatory treatment of similar mobile services, such as cellular, PCS and ESMR services. Under this regulatory structure, all of our cellular and PCS licenses are classified as CMRS licenses. As a CMRS provider, the FCC regulates us as a common carrier. The FCC, however, has exempted cellular and PCS offerings from some typical common carrier regulations, such as tariff and interstate certification filings, thereby allowing us to respond more quickly to our competition in the marketplace. The 1993 federal legislation also preempted state rate and entry regulation.

      The FCC permits cellular, broadband PCS, paging and ESMR licensees to offer fixed services on a co-primary basis along with mobile services. This rule may facilitate the provision of wireless local loop service, which involves the use of wireless links to provide local telephone service by cellular licensees, as well as broadband PCS and ESMR licensees, although the extent of lawful state regulation of such “wireless local loop” service is undetermined. While we do not presently have a fixed service offering, our network is fully capable of accommodating such a service. We continue to evaluate our service offerings which may include a fixed service plan at some point in the future.

      Until April 4, 2005, the FCC prohibits a PCS licensee from interfering with existing licensees that operate certain fixed microwave systems within its license area. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC adopted a transition plan to relocate such microwave operators to other spectrum blocks and a cost sharing plan so that if the relocation of an incumbent benefits more than one PCS licensee, the benefiting PCS licensees will share the cost of the relocation. The transition and cost sharing plans expire on April 4, 2005, at which time remaining incumbents in the PCS spectrum will be responsible for their costs to relocate to alternate spectrum locations. We have completed all of our relocation obligations (and related payments) for our PCS markets.

Ownership Restrictions

      Pursuant to a Report and Order adopted on November 8, 2001, while the FCC no longer restricts an entity’s ability to own interests in both cellular frequency blocks in an MSA market (the so-called cellular cross interest rule), the FCC continues to apply the cross interest rule to ownership interests in RSAs. We have joined with three other carriers to request reconsideration of the FCC’s decision to retain the cellular cross interest restriction with respect to ownership interests in RSAs, as we believe the record does not provide any support for distinguishing between interests in RSAs and similar interests in MSAs. In a Notice of Proposed Rulemaking released on October 6, 2003, the FCC proposed rule changes to discontinue the cellular cross-interest restriction where there are more than three competitors in a particular RSA. The FCC is also seeking comment on whether it should remove this restriction for all RSAs where the ownership interest being transferred, assigned or acquired is not a controlling interest.

      Also pursuant to that Report and Order, as of January 1, 2003, the FCC no longer enforces a particular limit on the amount of CMRS spectrum in which an entity may hold an attributable interest (formerly known as the “spectrum cap”). The FCC now engages in a case-by case review of transactions that would raise concerns similar to those that the spectrum cap was designed to address. By eliminating a hard cap in favor of the more flexible analysis, we believe the changes adopted by the FCC in the November 8, 2001 Report and Order could further increase the ability of wireless operators to attract capital or to make investments in other wireless operators.

      The FCC may prohibit or impose conditions on transfers of licenses. The Communications Act requires prior FCC approval for substantive, non-pro forma transfers or assignments to or from us of a controlling interest in any license or construction permit, or of any rights thereunder. Although we cannot ensure that the FCC will approve or act in a timely fashion upon any future requests for approval of applications that we file, we have no reason to believe that the FCC would not approve or grant such requests or applications in due course. Because an FCC license is necessary to lawfully provide cellular or PCS service, if the FCC were to disapprove any such filing our business plans would be adversely affected. In a Report and Order released October 6, 2003, the FCC adopted a streamlined transfer and assignment process that will be instituted beginning April 5, 2004. Under this new process, certain assignment or transfer of control applications may be granted within a timeframe shorter than the current rules allow.

      FCC rules restrict the voluntary assignments or transfers of control of certain PCS licenses in the C and F Blocks (the so-called “Entrepreneurs’ Blocks”), which were awarded in auctions in which bidding was limited to entities below a certain size and in which certain bidding enhancements (i.e., bidding credits and installment payment plans) were offered. We previously qualified for and presently hold some Entrepreneurs’ Block licenses. During the first five years of the license term (or until the licensee satisfies the five-year construction benchmark), assignments or transfers affecting control of such licenses are permitted only to assignees or transferees that meet the eligibility criteria for participation in the Entrepreneurs’ Block auction at the time the application for assignment or transfer of control is filed or, if the proposed assignee or transferee holds other licenses for the C or F Block, met the same eligibility criteria at the time of receipt of such licenses. The FCC also requires that “entrepreneurs” make “unjust enrichment payments” if they seek to transfer control of or assign an Entrepreneurs’ Block license to an entity that does not qualify for the same level of benefits. During the entire ten-year initial license term, if a license is being paid for in installments, the FCC will condition its approval of a transfer or assignment on remittance of all unpaid principal and accrued interest on the license if the proposed transferee or assignee does not qualify for the installment payment plan. In addition, during the first five years of the license term, an entrepreneur seeking to transfer control of or assign a license must repay to the government all or part of any bidding credit it benefited from in the auction if the proposed transferee or assignee does not qualify for the same level of bidding credit. These rules could restrict our ability to assign or transfer control of our Entrepreneurs’ Block licenses or acquire such licenses from other entities.

      The Communications Act includes provisions that authorize the FCC to restrict the level of ownership that foreign nationals or their representatives, a foreign government or its representative or any corporation organized under the laws of a foreign country may have in us. The law permits indirect ownership of as much as 25 percent of our equity without the need for any action by the FCC. If the FCC determines that the public interest would be so served, it may revoke licenses or require an ownership restructuring in the event that such ownership exceeds the statutory 25 percent benchmark. The FCC generally permits, however, additional indirect ownership in excess of the statutory 25 percent benchmark where that interest is to be held by an entity or entities from member countries of the World Trade Organization. For investors from countries that are not members of the World Trade Organization, the FCC will determine whether the home country of the foreign investor extends reciprocal treatment called “equivalent competitive opportunities” to U.S. entities. If these opportunities do not exist, the FCC may not permit investment beyond the 25 percent benchmark. These restrictions could adversely affect our ability to attract additional equity financing. We have no knowledge that any foreign entity directly or indirectly owns a significant percentage of our capital stock.

General Regulatory Obligations

      The Communications Act and the FCC’s rules impose a number of requirements upon cellular and PCS licensees. These requirements could increase our costs of doing business.

      We are obligated to pay annual regulatory fees and assessments to support the FCC’s regulation of the cellular and PCS industries, as well as fees necessary to support federal universal service programs, number portability regional database costs, centralized administration of telephone numbering, telecommunications relay service for the hearing-impaired and application filing fees.

      The FCC has adopted requirements for cellular, PCS and other CMRS providers to implement basic and enhanced 911, or E-911, services. These services provide state and local emergency service providers with the ability to better identify and locate callers using wireless services, including callers using special devices for the hearing impaired. Our obligations to implement these services occur in stages, and on a market-by-market basis as emergency service providers request the implementation of E-911 services within their locales. In June 2002, the FCC extended the deadlines for meeting certain of these 911 requirements — the “Phase II” capabilities whereby emergency service providers receive the 911 caller’s geographic location — to March 1, 2003, at the earliest (the actual date for implementing this capability in any given locale will be based on the readiness of public safety agencies to participate in E-911 services). We are currently constructing facilities to implement these capabilities in several markets, although we cannot state at this time whether we will be able to meet all of the requirements imposed by the FCC, whether some additional relief from these regulations will be required, or whether the FCC would grant such relief if we request that it do so. The extent to which we are required to deploy E-911 services will affect our capital spending obligations. The FCC in 1999 amended its rules to eliminate a requirement that carriers be compensated for enhanced 911 costs and expand the circumstances under which wireless carriers may be required to offer E-911 services. Federal legislation enacted in 1999 may limit our liability for uncompleted 911 calls to a degree commensurate with wireline carriers in our markets.

      Under certain circumstances, federal law also requires cellular and PCS carriers to provide law enforcement agencies with capacity to support lawful wiretaps and technical capabilities for wiretaps. We obtained an interim waiver of these requirements through the period that ended November 19, 2003 for packet-mode services and requested an additional two-year extension of this waiver through November 19, 2005, and have obtained an interim waiver and for certain other capabilities associated with voice services through June 30, 2004. Federal law also requires compliance with wiretap-related record-keeping and personnel-related obligations. Maintaining compliance with these wireless 911 and law enforcement wiretap requirements may create additional capital obligations for us to make necessary system upgrades.

      Because the availability of telephone numbers is dwindling, the FCC has changed the way that telephone numbers generally are allocated through “number pooling” rules. Number pooling is only mandatory at this point within the wireline rate centers in which we have drawn numbers and which are located in counties that are included in the “Top 100 MSAs” as defined by the FCC’s rules. A number of our markets may be partially or wholly contained within the Top 100 MSAs. We have expended capital preparing for number pooling in these markets as well as preparing to support the roaming of pooled numbers into our markets. The FCC also has authorized states to initiate limited numbering administration to supplement federal requirements. Some of the states in which we provide service have been so authorized.

      In addition, the FCC has ordered all carriers, including wireless carriers, to adopt a method for providing customers with telephone number portability, i.e., the ability to keep their telephone numbers when they change telecommunications carriers, either wireless to wireless or, in some instances, wireline to wireless, and vice versa. Under the local number portability rules, since November 24, 2003, CMRS carriers serving areas located in one of the Top 100 MSAs have been required to port their telephone numbers, provided that they received a request by February 24, 2003 from another carrier to do so. Outside of the Top 100 MSAs, CMRS carriers that receive a request to allow end users to port their telephone numbers must be capable of doing so within six months after receiving the request or by May 24, 2004, whichever is later. In addition, all CMRS carriers have been required since November 24, 2003 to support roaming nationwide for customers with ported or pooled numbers. These number portability requirements have resulted in added capital expenditures for us to make necessary system changes. We have received number portability requests and have met the November 24, 2003 deadline, and are planning to meet the May 24, 2004 deadline, as applicable.

      The FCC has adopted rules to govern customer billing by CMRS providers and is considering whether to extend billing rules currently applicable to landline carriers to CMRS carriers. Adoption of some of the FCC’s proposals could increase the complexity and costs of our billing processes and/or limit the manner in which we bill for services.

      The FCC is required to implement policies that mandate local exchange carriers to pay reciprocal compensation for the exchange of traffic with other carriers, including CMRS carriers such as us, at rates more closely related to cost. In a rulemaking proceeding pertaining to interconnection between local exchange carriers, or LECs, and CMRS providers such as us, the FCC concluded that LECs are required to compensate CMRS providers for the reasonable costs incurred by these providers in terminating traffic that originates on LEC facilities, and vice versa. The FCC is currently considering changes to LEC-CMRS interconnection and other so-called “intercarrier compensation” schemes, and the outcome of the proceeding may affect the manner in which CMRS carriers are charged or compensated for such traffic. In a Report and Order adopted on February 20, 2003 and released in August 2003, the FCC ruled that CMRS carriers such as ourselves cannot order “dedicated transport” facilities and at unbundled network element, or UNE, prices from LECs for connections from our wireless base stations and switches to the LEC’s telephone network. Furthermore, our ability to order transport between LEC facilities on an unbundled basis at UNE prices is limited by the extent to which alternative non-LEC transport facilities are available over certain routes (which can eliminate the LECs’ obligation to unbundle dedicated transport on those routes).

      The FCC has adopted rules that require interstate communications carriers, including cellular and PCS carriers, to “make an equitable and non-discriminatory contribution” to a Universal Service Fund that reimburses communications carriers that provide basic communications services to users who receive services at subsidized rates. We have made such payments, as the FCC has required. The FCC initiated a rule making proceeding in which it solicited public comment on ways of reforming both the manner by which it assesses carrier contributions to the Universal Service Fund and the way in which carriers may recover their costs from customers. Effective April 1, 2003, the FCC prospectively forbade carriers from recovering their administrative costs associated with administering the universal service assessments that carriers are required to pay. The FCC’s new rules require that carriers’ USF recovery charges to customers may not exceed the assessment rate that the carrier pays times the proportion of interstate telecommunications revenue on the bill. We have complied with these new requirements. They have had and will continue to have an impact on our ability to recover our administrative costs for administering our participation in the program.

      Wireless carriers may be designated as “Eligible Telecommunications Carriers,” or ETC, and may receive universal service support for providing service to consumers that use wireless service in high cost areas as their only phone service, as well as to consumers in these areas who also maintain wireline service. Other wireless carriers operating in states where we operate have obtained or applied for ETC status. Such other carriers’ receipt of universal service support funds may affect our competitive status in a particular market. We are currently applying for this designation in certain states in which we provide wireless service to qualifying high cost areas, and are contemplating whether and where else to apply. If we are successful in obtaining ETC status in the states in which we are applying and such payments are thus made available to us, they would be an additional source of revenue to us that could be used to support the service we provide in the high cost areas.

      Cellular and PCS carriers are exempt from the obligation to provide equal access to interstate long distance carriers. However, the FCC has the authority to impose rules to require unblocked access through carrier identification codes or 800/888 numbers, so that cellular subscribers are not denied access to the long distance carrier of their choosing, if the FCC determines that the public interest so requires. Our customers have access to alternative long distance carriers using toll-free numbers.

      There are restrictions on a telecommunications carrier’s use of customer proprietary network information without prior customer approval. FCC rules implementing these restrictions have been revised. Given our current marketing activities, these revised rules have limited potential to impose upon us new costs, obligations or burdens.

      Telecommunications carriers are required to make their services accessible to persons with disabilities and the FCC’s rules implementing these requirements are in effect. These rules generally require service providers to offer equipment and services that are accessible to and usable by persons with disabilities, if readily achievable, and to comply with complaint/ grievance procedures for violations of these provisions. These rules are largely untested and are subject to interpretation through the FCC’s complaint process. While much of the focus of these rules is on the manufacture of equipment, we could be subject to the imposition of costly new requirements and, if found to have violated the rules, be subject to fines as well.

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

      We cannot ensure that any state or local regulatory requirements currently applicable to our systems will not be changed in the future or that regulatory requirements will not be adopted in those states and localities, which currently have none. Such changes could impose new obligations on us that would adversely affect our operating results.

Future Regulation

      From time to time, federal or state legislators propose legislation that could affect us, either beneficially or adversely. We cannot ensure that federal or state legislation will not be enacted, or that regulations will not be adopted or actions taken by the FCC or state regulatory authorities that might adversely affect our business. Changes such as the allocation by the FCC of radio spectrum for services that compete with our business could adversely affect our operating results.

Employees and Dealers

      As of December 31, 2003, we had approximately 2,500 full time employees. We consider our employee relations to be good. In addition, as of that date, we had relationships with approximately 320 independent dealers, or agents. Those agents operate approximately 600 retail outlets in our markets. These agents allow us a third distribution channel by offering our services and equipment through retail outlets, such as car dealerships, electronics stores, paging service companies and independent contractors.

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

      We maintain our corporate headquarters in Oklahoma City, Oklahoma in a building we lease from an affiliate of DCCLP. We own or lease six regional call centers, which are located in Oklahoma City, Oklahoma, Frederick, Maryland, LaGrangeville, New York, Boardman, Ohio, Duluth, Minnesota and Fairbanks, Alaska. As of December 31, 2003, our wireless operations operated 228 retail stores and outlets and approximately 10 administrative offices, most of which are leased. We review these leases from time-to-time and, in the future, may lease or acquire new facilities as needed. We do not anticipate encountering any material difficulties in meeting our future needs for leased space.

Item 3.	Legal Proceedings

      We are not currently aware of any pending or threatened litigation against us or our subsidiaries that could have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our Class A common stock is traded over-the-counter and is currently quoted on the Nasdaq National Market under the ticker symbol “DCEL.” Each share of our Class A common stock is entitled to one vote per share.

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

      The following table sets forth the range of high and low close prices for our Class A common stock for each quarter of 2002 and 2003:

2002	High	Low

First Quarter	$8.81	$2.12
Second Quarter	3.20	0.85
Third Quarter	1.40	0.24
Fourth Quarter	2.98	0.16

2003	High	Low

First Quarter	$4.00	$2.05
Second Quarter	5.79	2.47
Third Quarter	10.00	5.36
Fourth Quarter	9.50	5.69

      As of March 1, 2004, there were 196 holders of record of our Class A common stock and three holders of record of our Class B common stock. The closing price of our Class A common stock on March 1, 2004 was $4.21 per share. No shares of our Class C common stock and Class D common stock were outstanding as of March 1, 2004.

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

Equity Compensation Plan Information

      This table gives information about our common stock that may be issued upon the exercise of options, warrants or rights under our existing equity compensation plans. The table also includes information with respect to our outstanding restricted stock that has not vested and restricted stock available for issuance under our existing equity compensation plans. The information in this table is as of December 31, 2003.

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights(1)	reflected in column(a))(2)

Equity compensation plans approved by security holders(3)	5,759,252	$2.40	6,979,394
Equity compensation plans not approved by security holders	—	—	—

Total	5,759,252	$2.40	6,979,394

(1)	For purposes of the calculation of the weighted average exercise price, all shares of restricted stock granted under our existing equity compensation plans were deemed to have an exercise price of $0.00. Shares of stock purchased by our employees pursuant to the 2002 Employee Stock Purchase Plan are not included in this calculation.

(2)	We have reserved 1,000,000 shares of Class A common stock presently for issuance under our 2002 Employee Stock Purchase Plan. As of December 31, 2003, 141,059 shares of Class A common stock have been purchased by employees upon the exercise of options granted pursuant to this plan.

(3)	Includes our:

•	1996 Stock Option Plan

•	2000 Stock Incentive Plan

•	2002 Stock Incentive Plan

•	2002 Employee Stock Purchase Plan

Item 6.	Selected Financial Data

      The following table sets forth certain historical consolidated financial data with respect to each of the five years in the period ended December 31, 2003. The consolidated financial data has been derived from our consolidated financial statements and have been reclassified to reflect the sale of the properties we sold to Verizon Wireless in 2002, the exchange of the properties with AT&T Wireless in June 2003 and the exchange of Maryland RSA 2 with Cingular Wireless, announced in October 2003 and consummated in February 2004, as discontinued operations. The table also includes consolidated financial data from American Cellular Corporation from August 19, 2003 through December 31, 2003. The historical consolidated financial data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and the related notes thereto included in Item 8, Financial Statements and Supplementary Data.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	($ in thousands except per share data)
Statement of Operations Data:
Revenue:
Service revenue	$505,860	$323,116	$281,505	$211,640	$152,193
Roaming revenue	201,199	176,150	186,678	147,102	90,445
Equipment and other revenue	28,695	17,504	19,191	19,398	10,287

Total operating revenue	735,754	516,770	487,374	378,140	252,925

Operating expenses:
Cost of service (exclusive of items shown separately below)	173,436	138,240	138,565	91,647	61,567
Cost of equipment	56,612	40,331	43,917	40,144	19,403
Marketing and selling	79,547	61,581	62,089	55,370	37,148
General and administrative	106,108	66,473	60,508	52,219	37,711
Depreciation and amortization	119,424	75,181	155,724	132,152	92,223

Total operating expenses	535,127	381,806	460,803	371,532	248,052

Operating income	200,627	134,964	26,571	6,608	4,873
Interest expense	(138,148)	(108,331)	(129,154)	(122,823)	(97,056)
(Loss) gain from extinguishment of debt	(52,277)	2,202	—	(32,882)	—
Loss from redemption and repurchases of preferred stock	(26,777)	—	—	—	—
Dividends on mandatorily redeemable preferred stock	(30,568)	—	—	—	—
Minority interests in income of subsidiaries (1)	(6,541)	(6,521)	(5,517)	(3,903)	(2,921)
Other income (expense), net	3,829	(1,636)	11,243	9,078	3,686
Loss from investment in joint venture	—	(184,381)	(69,181)	(50,293)	—
Income tax (expense) benefit	(845)	52,177	36,644	54,422	34,712

Loss from continuing operations	(50,700)	(111,526)	(129,394)	(139,793)	(56,706)
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	11,945	24,454	1,820	(5,718)	(52,616)
(Loss) income from discontinued operations from investment in joint venture	—	(327)	(720)	671	—
Gain (loss) from disposal of discontinued operations, net of income taxes	14,786	88,315	—	—	(18,248)
Gain from sale of discontinued operations from investment in joint venture	—	6,736	—	—	—
Cumulative effect of change in accounting principle, net of income taxes	—	(33,294)	—	—	—
Cumulative effect of change in accounting principle from investment in joint venture	—	(140,820)	—	—	—

Net loss	(23,969)	(166,462)	(128,294)	(144,840)	(127,570)
Dividends on preferred stock	(43,300)	(94,451)	(86,325)	(126,686)	(69,477)
Gain on redemption and repurchase of preferred stock	218,310	67,837	—	—	—

Net income (loss) applicable to common stockholders	$151,041	$(193,076)	$(214,619)	$(271,526)	$(197,047)

Basic net income (loss) applicable to common stockholders per common share:
Continuing operations	$(0.48)	$(1.23)	$(1.38)	$(1.56)	$(1.03)
Discontinued operations	0.25	1.31	0.02	(0.06)	(1.29)
Change in accounting principle	—	(1.92)	—	—	—
Dividends on and repurchase of preferred stock	1.65	(0.29)	(0.92)	(1.42)	(1.27)

Total basic net income (loss) applicable to common stockholders per common share	$1.42	$(2.13)	$(2.28)	$(3.04)	$(3.59)

Cash dividends declared per common share	$—	$—	$—	$—	$—

Weighted average common shares outstanding	106,291,582	90,671,688	93,969,310	89,417,829	54,823,354

Total diluted net income (loss) applicable to common shareholders per common share	$1.38	$(2.13)	$(2.28)	$(3.04)	$(3.59)

Diluted weighted average common shares outstanding	109,676,631	90,671,688	93,969,310	89,417,829	54,823,354

	December 31,

	2003	2002	2001	2000	1999

	($ in thousands except per subscriber data)
Balance Sheet Data:
Cash and cash equivalents	$208,239	$292,053	$159,953	$141,922	$3,359
Restricted cash and investments	11,969	14,297	—	26,154	49,346
Property, plant and equipment, net	536,634	251,780	246,505	227,671	141,091
Intangible assets	2,508,551	1,056,603	1,132,762	1,234,181	969,464
Total assets	3,478,941	1,961,272	2,559,155	2,619,729	1,642,148
Long-term debt, net of current portion	2,409,685	1,222,436	1,576,372	1,657,632	1,055,816
Mandatorily redeemable preferred stock, net(2)	253,260	558,344	581,943	508,331	442,786
Other preferred stock	122,536	200,000	200,000	—	85,000
Stockholders’ equity (deficit)	113,545	(343,072)	(157,000)	100,107	(353,830)
Other Financial Data:
Capital expenditures, excluding cost of acquisitions	$163,921	$72,878	$82,767	$101,870	$62,129
Other Data:
Subscribers (at period end)	1,552,100	666,500	599,200	504,100	331,000
Penetration (at period end)(3)	14.6%	12.7%	11.4%	9.6%	7.8%
Average monthly churn rate(4)	1.7%	1.9%	1.9%	1.9%	1.6%
Average monthly service revenue per subscriber(5)	$42	$44	$44	$42	$43

(1)	Reflects minority interests in partnerships in which we own the majority interests.

(2)	Mandatorily redeemable preferred stock is shown net of any discounts or deferred financing costs.

(3)	Determined by dividing our total ending subscribers for the period by the estimated total population covered by applicable FCC licenses.

(4)	Churn means the number of subscriber cancellations per period as a percentage of the weighted average total number of subscribers during such period. Churn is calculated and reported based on post-paid subscriber information.

(5)	Calculated and reported based on post-paid subscriber information and excludes roaming and equipment and other revenue.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis presents factors, which we believe are relevant to an assessment and understanding of our consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our consolidated financial statements and the related notes included in Item 8. Also see Item 6 for related financial information.

Overview

      Dobson Communications. We are one of the largest providers of rural and suburban wireless communications systems in the United States. We began providing wireless telephone services in 1990 in Oklahoma and the Texas Panhandle. We have rapidly expanded our wireless operations with an acquisition strategy targeting underdeveloped rural and suburban areas, which we believe have a significant number of potential customers with substantial needs for wireless communications. On August 19, 2003, American Cellular Corporation became our wholly-owned subsidiary. At December 31, 2003, American Cellular’s systems covered a total population of 5.0 million and had approximately 709,200 subscribers, giving American Cellular an aggregate market penetration of 14.2%. At December 31, 2003, our wireless systems covered a population of 10.6 million and we had approximately 1,552,100 subscribers, with an aggregate market penetration of 14.6%.

      Concurrently with the August 19, 2003 acquisition and restructuring of American Cellular described below, we merged our indirect, wholly owned subsidiaries, Dobson/ Sygnet Communications Company, Sygnet Wireless, Inc., and Sygnet Communications, Inc. with and into our wholly-owned subsidiary, DCS. As a result of these mergers, and the acquisition and restructuring of American Cellular, our operations are encompassed in our two primary subsidiaries, DCS and American Cellular. American Cellular does not guarantee any debt or other obligations of DCS or us, and DCS and we do not guarantee any debt or other obligations of American Cellular.

      As part of the American Cellular acquisition and restructuring, we agreed to appoint to our Board of Directors two persons who were recommended by the former holders of American Cellular’s 9.5% senior subordinated notes, and who were acceptable to us and our principal shareholder, Dobson CC Limited Partnership. We also agreed to limit the size of our board of Directors to seven persons. Accordingly, on February 18, 2004, Messrs. Mark S. Feighner and Robert A. Schriesheim became members of our Board, and Russell L. Dobson, one of our founders and a long-time director, withdrew as a director. Mr. Feighner is an experienced, strategic, customer-focused wireless services executive. Mr. Schriesheim is a highly qualified finance executive with significant experience in maximizing shareholder value through operational and financial improvements.

      American Cellular. Until August 18, 2003, we owned a 50% interest in a joint venture that owned American Cellular. We accounted for our interest using the equity method of accounting. As a result, through August 18, 2003, we reflected our equity share of the American Cellular joint venture in a single line item entitled “Investment in joint venture” in our balance sheet and our share of the American Cellular joint venture’s net income or loss in a single line item entitled “Loss from investment in joint venture” in our statement of operations.

      At June 30, 2002 and continuing through August 2003, American Cellular was not in compliance with its total debt leverage ratio covenant contained in its credit facility. Due to this and other factors and circumstances in existence in 2002, American Cellular re-evaluated the carrying value of its goodwill and indefinite life intangible assets in accordance with Statements of Financial Accounting Standards, or SFAS, No. 142. These re-evaluations resulted in American Cellular’s recognition of impairment losses totaling $377.0 million at June 30, 2002 and $423.9 million at December 31, 2002. After recognizing our portion of the impairment at June 30, 2002, our investment in the American Cellular joint venture was written down to zero. Therefore, the December 31, 2002 impairment loss of $423.9 million did not impact our results of operations or financial condition.

      On August 19, 2003, we completed the restructuring of American Cellular’s indebtedness and equity ownership. Pursuant to this restructuring, we completed an exchange offer for American Cellular’s then outstanding 9.5% senior subordinated notes due 2009 (the “existing notes”). Holders of $681.9 million of the existing notes exchanged their notes for 43.9 million shares of our Class A common stock, 681,900 shares of our Series F convertible preferred stock with an aggregate liquidation preference of $121.8 million, convertible into a maximum of 13.9 million shares of our Class A common stock, and $48.7 million in cash. We also issued 4,301 shares of our Series F convertible preferred stock and 276,848 shares of our Class A common stock in payment of certain fees. Upon consummation of the restructuring, American Cellular became our wholly-owned subsidiary. Subsequently, all significant subsidiaries of American Cellular were merged into American Cellular.

      On August 8, 2003, ACC Escrow Corp., our newly formed, wholly-owned, indirect subsidiary, completed an offering of $900 million aggregate principal amount of 10% senior notes due 2011. The senior notes were issued at par and were assumed by American Cellular when ACC Escrow Corp. merged into American Cellular as part of the restructuring. The net proceeds from the offering were used to fully repay American Cellular’s existing bank credit facility and to pay expenses of the restructuring.

      American Cellular has filed with the Securities and Exchange Commission an Annual Report on Form 10-K for the year ended December 31, 2003. While we provide you with much of American Cellular’s financial and operational information for 2003, we refer you to American Cellular’s Annual Report to ensure you have a complete understanding of American Cellular’s financial and operational results.

Acquisitions and Discontinued Operations

      Maryland/ Michigan Swap. On February 17, 2004, we transferred our Maryland RSA 2 wireless property in exchange for Cingular Wireless’ Michigan RSA 5 wireless property, $22.0 million in cash and its one-percent ownership interests in Texas RSA 2 and Oklahoma RSAs 5 and 7. We are the majority owner of these three markets. As a result of a definitive agreement that was entered into prior to December 31, 2003 and closed on February 17, 2004, we have reclassified our historical financial statements to reflect the operations of our Maryland RSA 2 property as discontinued operations as of December 31, 2003.

      Acquisition of NPI. On December 23, 2003, we entered into a definitive agreement to acquire the assets of NPI for approximately $28 million. NPI owns PCS licenses covering a total population of 1.2 million. Its GSM network currently covers a total population of 1.0 million in northern Michigan. NPI has approximately 35,000 subscribers. The transaction is expected to close in the second quarter of 2004, subject to regulatory approvals and other customary closing conditions.

      California/ Alaska Swap. On June 17, 2003, we transferred our two remaining wireless properties in California to AT&T Wireless in exchange for its two wireless properties in Alaska, and all of the outstanding shares of our Series AA preferred stock that it previously held, which we then cancelled. We have reclassified our historical financial statements to reflect the operations of our California properties as discontinued operations. As a result of the completion of this transaction, our financial statements include the operating results from June 17, 2003 through December 31, 2003 and the assets and liabilities as of December 31, 2003 of the two Alaska properties.

      Verizon Sales. On February 8, 2002, we sold three of our wireless properties to Verizon Wireless for a total purchase price of $263.0 million. These properties included California 7 RSA, Ohio 2 RSA and Georgia 1 RSA, which covered a total population of approximately 659,000. On February 28, 2002, we sold our 75% ownership interest in Arizona 5 RSA to Verizon Wireless for a total purchase price of $85.0 million. Arizona 5 RSA covered a total population of approximately 199,200. On February 8, 2002, American Cellular sold Tennessee 4 RSA to Verizon Wireless for a total purchase price of $202.0 million. Tennessee 4 RSA covered a total population of approximately 290,800. As a result of these sales, the results of operations, assets and liabilities of these markets during the periods presented are included as discontinued operations in our consolidated financial statements. American Cellular and we used the proceeds from the sale of these properties primarily to pay down bank debt under our respective credit facilities.

Trends and Guidance

      On February 18, 2004, we held an investor’s conference regarding our fourth quarter 2003 results of operations, certain trends in our roaming operations and business plans and guidance for 2004. We believe that the information provided during the investor’s conference is important to an understanding of us, trends in our business and our future operating expectations. While we summarize below much of the information provided at the conference, we refer you to our Form 8-K filed with the Commission on February 18, 2004, as well as to our website to obtain a copy of the presentation used in the conference, as well as to listen to the rebroadcast of the conference.

Subscribers

      Our subscriber base contains three types of subscribers; post-paid, reseller and pre-paid. At December 31, 2003, post-paid subscribers accounted for 93.5% of our subscriber base. These subscribers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these subscribers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller subscribers are similar to our post-paid subscribers in that they pay monthly fees to utilize our network and services. However, these subscribers are billed by a third party (reseller), who has effectively resold our service to the end user (subscriber). We in turn bill the third party (reseller) for the monthly usage of the end user (subscriber). At December 31, 2003, the reseller base accounted for 4.6% of our total subscriber base. Our pre-paid subscribers, which at December 31, 2003 accounted for 1.9% of our subscriber base, are subscribers that pre-pay for an agreed upon amount of usage.

      Our average monthly revenue per subscriber, discussed below under “Revenue”, and our total gross additions are calculated and reported based only on post-paid subscriber information. We have experienced a decline in our post-paid gross additions as a result of increased competition attributable to an accelerating pace of improvements in quality of digital technology, and increased products offered to the consumer. Many of our competitors already provide market enhanced data services, such as 1XRTT. Currently, we are in the process of upgrading our network to GSM/ GPRS/ EDGE and expect our gross subscriber additions to increase during 2004, as a result of new services that will be available with GSM/ GPRS/ EDGE. Post-paid gross subscriber additions from our continuing operations were 232,500, for the year ended December 31, 2003. This included 78,400 from our recent acquisitions, from the date of their respective acquisition. Post-paid gross subscriber additions were 204,700 for the year ended December 31, 2002 and 214,800, for the year ended December 31, 2001.

Revenue

      Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

      We derive service revenue by providing wireless services to our subscribers. The wireless industry has experienced declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. These declines have generally been offset by significant increases in average minutes-of-use per subscriber. As a result, our average monthly revenue per post-paid subscriber has remained constant, amounting to $42 for the year ended December 31, 2003, ($44 excluding the impact of our 2003 acquisitions), $44 for the year ended December 31, 2002, and $44 for the year ended December 31, 2001. We believe there is an opportunity in 2004 for our average monthly revenue per post-paid subscriber to increase from current levels primarily due to additional voice and data services available as a result of our providing GSM/ GPRS/ EDGE technology.

      We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming revenues have traditionally had higher margins than revenues from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to network operations, billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, our roaming margins are declining and are becoming more comparable to margins from our subscribers due to increased market pressures and competition among wireless providers resulting in reduced rates in our new roaming contracts and scheduled rate reductions in our existing roaming contracts. Our roaming yield (roaming service revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes-of-use) was $0.20 for the year ended December 31, 2003, $0.25 for the year ended December 31, 2002 and $0.35 for the year ended December 31, 2001. On a combined basis, DCS and American Cellular, had a roaming yield of $0.20 for the year ended December 31, 2003. We expect our roaming yield to decline by approximately 30% during 2004. Even though these roaming contracts provide for decreasing rates over time, we believe these roaming contracts are beneficial because they secure existing traffic and provide opportunity for a continuing increase in traffic volumes. Roaming revenue tends to be impacted by seasonality. Historically, we have experienced higher roaming minutes-of-use and related roaming revenue during the second and third quarters of each year, as users tend to travel more and, therefore, use their wireless phones more, during the spring and summer months.

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

      Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets, referred to as “roaming” costs. Consistent with the trend of declining roaming revenue per minute, our roaming expense per minute has declined as well. As a result, our cash cost per user has continued to decline. Our cash cost per user was $22 for the year ended December 31, 2003, $25 for the year ended December 31, 2002, and $26 for the year ended December 31, 2001. This decline in expense per minute has contributed significantly to the recent trend of declining cost of service.

      Our cost of equipment represents the costs associated with wireless equipment and accessories sold to customers. In recent years, we and other wireless providers have continued the use of discounts on phone equipment and free phone promotions, as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased revenue from increases in the number of wireless subscribers.

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

      Our general and administrative expenses and certain other operating expenses include all infrastructure costs, including costs for customer support, billing, collections and corporate administration. We share our corporate and shared call center costs with our subsidiaries, which are costs allocated primarily based on the estimated subscribers and populations in their respective licensed areas.

      We depreciate our property, plant and equipment and amortize our customer lists and certain other intangible assets over their useful lives. These useful lives are based on our estimates of the period that the assets will generate revenue. With the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires companies to cease the amortization of existing goodwill and intangible assets with indefinite lives, we reassessed the useful lives of our intangible assets. A significant portion of our intangible assets is classified as “Wireless license acquisition costs,” which represents our costs associated with acquiring our FCC licenses. These licenses allow us to provide wireless services by giving us the exclusive right to utilize certain radio frequency spectrum. Although the FCC licenses are issued for only a fixed time, generally ten years, these licenses are renewed by the FCC on a routine basis and for a nominal fee. In addition, we have determined that there are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of these FCC licenses. As a result, our wireless license acquisition costs are treated as indefinite life intangible assets. Therefore, upon implementing SFAS No. 142 in its entirety, we ceased the amortization of both goodwill and wireless license acquisition costs and now test for impairment of goodwill and wireless license acquisition costs at least annually and only adjust the carrying amount of these intangible assets upon an impairment of the goodwill and wireless license acquisition costs. We also determine on an annual basis whether facts and circumstances continue to support an indefinite useful life.

      This change in policy has and may continue to have a significant impact on our results of operations and financial position. For the year ended December 31, 2001, the aggregate amount of amortization expense, net of income tax benefit, attributable to our wireless license acquisition costs was $64.9 million. Without this amortization and before considering the impact of this change on American Cellular, our 2001 operating results would have been:

2001

($ in thousands except
per share data)
Net loss	$(63,360)
Net loss applicable to common stockholders	(149,685)
Net loss applicable to common stockholders per common share	$(1.59)

      In addition, for the year ended December 31, 2001, American Cellular, recorded $58.3 million of amortization expense related to its goodwill and $34.5 million of amortization expense, net of income tax benefit, related to its wireless license acquisition costs. Without this amortization, American Cellular’s 2001 operating results would have been:

2001

($ in thousands except
per share data)
Net loss	$(44,858)
Net loss applicable to common stockholder	(46,997)
Net loss applicable to common stockholder per common share	$(469,966)

      As stated above, through December 31, 2001, our accounting policy for impairment of long-lived assets was to review the carrying value of our long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such circumstances were deemed to exist, the carrying value of the asset would be compared to the estimated undiscounted future cash flows generated by the asset. Our definite life assets will continue to be amortized over their estimated useful lives and are subject to the same impairment criteria. As a result of fully implementing SFAS No. 142 on January 1, 2002, we are required to evaluate the carrying value of our indefinite life intangible assets at least annually, using their fair values. To complete this evaluation, we compare the carrying amount of our wireless license acquisition costs to the fair value of those assets. For purposes of this comparison, it is our policy to aggregate our wireless license acquisition costs. We determine the fair value of our wireless license acquisition costs based on their estimated future discounted cash flows.

Based on the comparison we performed upon implementation, we concluded that the carrying amount of our wireless license acquisition costs exceeded their estimated fair value. Therefore, upon implementation of this new pronouncement in its entirety, we recorded a charge, net of income tax benefit, of $33.3 million to reflect the write-down of our wireless license acquisition costs to their fair value and a charge of $140.8 million to reflect our previously owned 50% share in the write down to their fair value of the wireless license acquisition costs of American Cellular.

      We believe it is necessary for an understanding of our significant accounting policies to read the above in conjunction with Note 2, “Significant Accounting Policies,” to our financial statements included in Item 8 of this Form 10-K. These other significant accounting policies, while not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of our financial statements. Policies related to revenue recognition, financial instruments and business combinations require judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under re-examination by accounting standard setters and regulatory authorities. Although no specific conclusions reached by these standard setters or regulatory authorities appear likely to cause a material change in our accounting policies, we cannot predict the outcomes with certainty.

Results of Operations

      The financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statement numbers.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Operating revenue. For the year ended December 31, 2003, our total operating revenue increased $219.0 million, or 42.4%, to $735.8 million from $516.8 million for the comparable period in 2002. The following table sets forth the components of our operating revenue for the periods indicated:

	Year Ended December 31,

	2003		2002

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Service revenue	$505,860	68.8%	$323,116	62.5%
Roaming revenue	201,199	27.3%	176,150	34.1%
Equipment and other revenue	28,695	3.9%	17,504	3.4%

Total	$735,754	100.0%	$516,770	100.0%

      For the year ended December 31, 2003, our service revenue increased $182.8 million, or 56.6%, to $505.9 million from $323.1 million for the year ended December 31, 2002. This increase was primarily attributable to our acquisition of American Cellular on August 19, 2003, and the two Alaska properties we acquired on June 17, 2003, (the “acquisitions”). The acquisitions during 2003 accounted for $163.9 million of our service revenue for the year ended December 31, 2003. Before giving effect to these acquisitions, our service revenue increased $18.9 million. This increase was primarily attributable to our increased subscriber base in our non-acquisition markets. Our average subscriber base in our non-acquisition markets increased 8.4%, to 654,800, for the year ended December 31, 2003, from 603,800, for the year ended December 31, 2002.

      For the year ended December 31, 2003, our roaming revenue increased $25.1 million, or 14.2%, to $201.2 million from $176.1 million for the year ended December 31, 2002. The acquisitions during 2003 accounted for $44.6 million of our roaming revenue for the year ended December 31, 2003. Before giving effect to these acquisitions, our roaming revenue decreased $19.5 million. This is primarily a result of a 20.0% decline in our roaming revenue per minute-of-use in our non-acquisition markets as contractual rates decreased during 2003. This decline in our roaming revenue per minute-of-use in our non-acquisition markets was partially offset by a 12.8% increase in roaming minutes in our non-acquisition markets due to expanded coverage areas and increased usage.

      For the year ended December 31, 2003, our equipment and other revenue increased $11.2 million, or 63.9%, to $28.7 million from $17.5 million for the year ended December 31, 2002. The acquisitions during 2003 accounted for $7.9 million of our equipment and other revenue for the year ended December 31, 2003. Before giving effect to these acquisitions, our equipment and other revenue increased $3.3 million. This is primarily due to increases in amounts previously charged to our unconsolidated affiliates for the use of shared assets.

      Cost of service. For the year ended December 31, 2003, our total cost of service increased $35.2 million, or 25.5%, to $173.4 million from $138.2 million for the comparable period in 2002. The acquisitions during 2003 accounted for $50.4 million of our cost of service for the year ended December 31, 2003. Before giving effect to these acquisitions, our cost of service decreased $15.2 million. The following table sets forth the components of our cost of service for the periods indicated:

	Year Ended December 31,

	2003		2002

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Network costs	$106,394	61.3%	$78,233	56.6%
Roaming costs	67,042	38.7%	60,007	43.4%

Total cost of service	$173,436	100.0%	$138,240	100.0%

      For the year ended December 31, 2003, our network costs, which are the costs incurred from operating our wireless network and providing service to our customers, increased by $28.2 million, or 36.0% to $106.4 million from $78.2 million for the comparable period in 2002. The acquisitions during 2003 accounted for $31.3 million of our network costs for the year ended December 31, 2003. Before giving effect to these acquisitions, network costs declined $3.1 million. This is primarily a result of credits received from certain of our network service providers and renegotiated lower local access rates charged to us by third-party providers for use of local access across the network.

      For the year ended December 31, 2003, roaming costs increased by $7.0 million, or 11.7%, to $67.0 million from $60.0 million for the comparable period in 2002. The acquisitions during 2003 accounted for $19.1 million of our roaming costs for the year ended December 31, 2003. Before giving effect to these acquisitions, roaming costs declined $12.1 million. This is primarily a result of a 25.0% decline in rates charged by those providers resulting from new lower rate agreements, offset by an 5.2% increase in the minutes used by our customers on third-party wireless providers’ networks, in our non-acquisition markets.

      Cost of equipment. For the year ended December 31, 2003, our cost of equipment increased $16.3 million, or 40.4%, to $56.6 million during 2003 from $40.3 million in 2002. The acquisitions during 2003 accounted for $17.0 million of our cost of equipment for the year ended December 31, 2003. Before giving effect to these acquisitions, our cost of equipment decreased $0.7 million. This is primarily a result of a decrease in gross subscriber additions in our non-acquisition markets.

      Marketing and selling costs. For the year ended December 31, 2003, our marketing and selling costs increased $17.9 million, or 29.2%, to $79.5 million from $61.6 million for the year ended December 31, 2002. The acquisitions during 2003 accounted for $24.5 million of our marketing and selling costs for the year ended December 31, 2003. Before giving effect to these acquisitions, our marketing and selling costs decreased $6.6 million. This is primarily a result of the decrease in gross subscriber additions in our non-acquisition markets.

      General and administrative costs. For the year ended December 31, 2003, our general and administrative costs increased $39.6 million, or 59.6%, to $106.1 million from $66.5 million for the year ended December 31, 2002. The acquisitions during 2003 accounted for $38.7 million of our general and administrative costs for the year ended December 31, 2003. Before giving effect to these acquisitions, our general and administrative costs increased $0.9 million. This increase is a result of increased infrastructure costs such as customer service, billing, and administrative costs as a result of the overall growth of our business, offset by the reductions in bad debt expense as a result of improved collections and efficiencies gained from further integration of acquired companies and increased economies of scale in our non-acquisition markets. Overall, our average monthly general and administrative costs per average subscriber decreased 5.6% to approximately $8.50 for 2003 compared to approximately $9.00 for 2002 in our non-acquisition markets.

      Depreciation and amortization expense. For the year ended December 31, 2003, our depreciation and amortization expense increased $44.2 million, or 58.8%, to $119.4 million from $75.2 million for 2002. The acquisitions during 2003 accounted for $32.8 million of our depreciation and amortization expense for the year ended December 31, 2003. Before giving effect to these acquisitions, our depreciation and amortization expense increased $11.4 million. This increase in our non-acquisition markets is a result of additional depreciation on fixed assets acquired in 2002 and 2003.

      Interest expense. For the year ended December 31, 2003, our interest expense increased $29.8 million, or 27.5%, to $138.1 million from $108.3 million for the year ended December 31, 2002. The acquisitions during 2003 accounted for $37.8 million of our interest expense for the year ended December 31, 2003. Before giving effect to these acquisitions, our interest expense decreased $8.0 million. This is primarily the result of the repayment of our outstanding balance on our Dobson Operating Co. LLC and Sygnet Wireless credit facilities and decreased variable interest rates as a result of lower interest rates and the expiration of our interest rate hedges, offset by the interest expense on our new DCS credit facility.

      (Loss) gain from extinguishment of debt. For the year ended December 31, 2003, our loss from extinguishment of debt was $52.3 million, compared to a gain of $2.2 million for the year ended December 31, 2002. The loss from extinguishment of debt for the year ended December 31, 2003, was due to paying off the DOC LLC credit facility, the Sygnet credit facility and $183.3 million principal amount of the Dobson/ Sygnet senior notes. Our gain from extinguishment of debt for the year ended December 31, 2002, resulted from the repurchase of $11.5 million principal amount of Dobson/ Sygnet senior notes for the purchase price of $8.9 million.

      Redemptions and repurchases of, and dividends on, preferred stock. For the year ended December 31, 2003, our redemptions and repurchases of and dividends on preferred stock are represented as both a financing expense, included in our net loss, and as an item below our net loss, reflected only in our net loss applicable to common shareholders. This change in presentation is the result of implementing SFAS No. 150 during 2003, which requires dividends on mandatorily redeemable preferred stock and any gains or losses on redemption and repurchases of mandatorily redeemable preferred stock to be reflected as a financing expense included in net income (loss) for periods beginning after June 15, 2003. Thus, our income statement includes the following:

	Year Ended December 31,

	2003	2002

	($ in thousands)
Financing expense (above net loss):
Loss from redemption and repurchases of preferred stock	$(26,777)	$—
Dividends on mandatorily redeemable preferred stock	(30,568)	—
Items applicable to common shareholders (below net loss):
Dividends on preferred stock	(43,300)	(94,451)
Gain on redemption and repurchased of preferred stock	218,310	67,837

      Although our dividends on preferred stock are in two separate lines items for the year ended December 31, 2003, they totaled $73.9 million, on a combined basis, which compares to $94.5 million for the year ended December 31, 2002. This decrease in dividends of $20.6 million is the result of the reduction in the number of shares of our preferred stock outstanding due to redemptions and repurchases of our preferred stock during 2002 and 2003.

      During the year ended December 31, 2003, prior to the adoption of SFAS No. 150, we repurchased a total of $32.7 million liquidation preference amount of our 12.25% senior exchangeable preferred stock and $27.5 million liquidation preference amount of our 13% senior exchangeable preferred stock, for an aggregate purchase price of $36.6 million. Including deferred financing costs, this resulted in a gain on repurchase of preferred stock totaling $22.1 million. In addition, AT&T Wireless transferred to us all of our Series AA preferred stock, which had a fair value that was substantially lower than our carrying value, thus resulting in a gain on redemption of $196.2 million. Therefore, our total gain on redemptions and repurchases of preferred stock prior to adoption of SFAS No. 150 (or July 1, 2003), was $218.3 million. Subsequent to the adoption of SFAS No. 150, in 2003, we repurchased a total of $293.1 million liquidation preference amount of our 12.25% senior exchangeable preferred stock, for an aggregate purchase price of $311.0 million, which, including fees and the related write off of deferred financing costs, resulted in a loss from redemptions and repurchases of preferred stock of $26.8 million. Although our redemptions and repurchases of preferred stock are in two separate lines items for the year ended December 31, 2003, they netted to a gain of $191.5 million on a combined basis.

      During 2002, we repurchased shares of our 12.25% senior exchangeable preferred stock having a carrying value of $40.3 million and shares of our 13% senior exchangeable preferred stock having a carrying value of $68.7 million, including accrued dividends on the repurchased shares, for an aggregate purchase price of $38.7 million. Including deferred financing costs, this resulted in a gain on redemptions and repurchases of preferred stock totaling $67.8 million for the year ended December 31, 2002.

      Other income (expense), net. For the year ended December 31, 2003, our other income (expense) increased by $5.4 million, or 334.0%, to income of $3.8 million from an expense of $1.6 million for the year ended December 31, 2002, due to an increase in interest income during 2003 and the write off of costs associated with the eleven licenses we did not receive in the FCC auction, which were written off during 2002.

      Loss from investment in joint venture. For the year ended December 31, 2002, we incurred a loss, net of income tax benefit, before discontinued operations and cumulative effect of change in accounting principle, from our previously owned joint venture totaling $184.4 million. This loss represents our previous proportionate loss in American Cellular, limited to our previous investment in American Cellular.

      Discontinued operations. For the year ended December 31, 2003, we had income from discontinued operations (including the gain on the sale) of $26.7 million compared to $119.2 million in 2002. Discontinued operations during 2003 relate to both the California/ Alaska swap with AT&T Wireless and the Michigan/ Maryland swap with Cingular Wireless, while discontinued operations in 2002 relate to the California/ Alaska swap with AT&T Wireless, the Michigan/ Maryland swap with Cingular Wireless and the markets sold to Verizon Wireless.

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

      Net loss. For the year ended December 31, 2003, our net loss was $24.0 million. Our net loss decreased $142.5 million, from a net loss of $166.5 million for the year ended December 31, 2002. The decrease in our net loss was primarily attributable to our loss recognized in 2002 from the cumulative effect of change in accounting principle and on our loss from our previous investment in joint venture, offset by the gain from the sale of discontinued operations.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Operating revenue. For the year ended December 31, 2002, our total operating revenue increased $29.4 million, or 6.0%, to $516.8 million from $487.4 million for the comparable period in 2001. The following table sets forth the components of our operating revenue for the periods indicated:

	Year Ended December 31,

	2002		2001

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Service revenue	$323,116	62.5%	$281,505	57.8%
Roaming revenue	176,150	34.1%	186,678	38.3%
Equipment and other revenue	17,504	3.4%	19,191	3.9%

Total	$516,770	100.0%	$487,374	100.0%

      For the year ended December 31, 2002, our service revenue increased $41.6 million, or 14.8%, to $323.1 million from $281.5 million for the year ended December 31, 2001. The increase in revenue was primarily attributable to increased market penetration and subscriber usage. Our average subscriber base increased 13.2% to 603,800 at December 31, 2002 from 534,700 at December 31, 2001. Even though we have experienced increased competition and market pressure, our average monthly service revenue per subscriber remained constant, because our average monthly service revenue per subscriber continues to be positively impacted by changes in the mix of digital and analog subscribers in our subscriber base. Our digital subscribers tend to use more minutes in a larger home area than our analog subscribers.

      For the year ended December 31, 2002, our roaming revenue decreased $10.5 million, or 5.6%, to $176.2 million from $186.7 million for the year ended December 31, 2001. This decline in revenue was attributable to a 27.2% decline in our roaming revenue per minute-of-use, partially offset by a 29.5% increase in roaming minutes in our markets.

      For the year ended December 31, 2002, our equipment and other revenue decreased $1.7 million, or 8.8%, to $17.5 million from $19.2 million for the year ended December 31, 2001. This decline in revenue is primarily due to our slight decline in gross subscriber additions and the slow-down in the migration of existing subscribers from analog to digital service. The migration of subscribers from analog to digital service was 40,900 for the year ended December 31, 2002 compared to 85,100 for the year ended December 31, 2001.

      Cost of Service. For the year ended December 31, 2002, our total cost of service decreased $0.4 million, or 0.2%, to $138.2 million from $138.6 million for the comparable period in 2001. The following table sets forth the components of our cost of service for the periods indicated:

	Year Ended December 31,

	2002		2001

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Network costs	$78,233	56.6%	$68,940	49.8%
Roaming costs	60,007	43.4%	69,625	50.2%

Total cost of service	$138,240	100.0%	$138,565	100.0%

      For the year ended December 31, 2002, our network costs, which are the costs we incurred from operating our wireless network and providing service to our customers, increased $9.3 million, or 13.5%, to $78.2 million from $68.9 million for the comparable period in 2001. This increase was primarily the result of an increase in wholesale toll charges, due to increases in customer usage, and an increase in rent incurred from our cell site leases as a result of the continued build-out of our network.

      For the year ended December 31, 2002, roaming costs decreased by $9.6 million, or 13.8%, to $60.0 million from $69.6 million for the comparable period in 2001. This decrease was the result of a 29.1%

decline in rates charged by those providers resulting from new lower rate agreements, offset by a 21.5% increase in the minutes used by our customers on third-party wireless providers’ networks.

      Cost of equipment. For the year ended December 31, 2002, our cost of equipment decreased $3.6 million, or 8.2%, to $40.3 million during 2002 from $43.9 million in 2001, primarily from a slow-down in the migration of existing subscribers from analog to digital service.

      Marketing and selling costs. For the year ended December 31, 2002, our marketing and selling costs decreased $0.5 million, or 0.8%, to $61.6 million from $62.1 million for the year ended December 31, 2001. This decrease in our marketing and selling costs was primarily the result of gross subscriber additions remaining fairly constant and the costs associated with sales compensation reducing slightly.

      General and administrative costs. For the year ended December 31, 2002, our general and administrative costs increased $6.0 million, or 9.9%, to $66.5 million from $60.5 million for the year ended December 31, 2001. This increase was primarily the result of increased infrastructure costs, including customer service, billing, collections and administrative costs as a result of the overall growth of our business. Our average monthly general and administrative costs per subscriber remained constant at $9 for 2002 and 2001. This consistency in general and administrative costs per subscriber was primarily from continued efficiencies gained from further integration of acquired companies and increased economies of scale.

      Depreciation and amortization expense. For the year ended December 31, 2002, our depreciation and amortization expense decreased $80.5 million, or 51.7%, to $75.2 million from $155.7 million for 2001. This decline in expense is a result of implementing SFAS No. 142, “Goodwill and Other Intangible Assets”, which required companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under this new rule we treat our wireless license acquisition costs as indefinite life intangible assets. For the year ended December 31, 2001, the aggregate amount of amortization expense attributable to our wireless license acquisition costs was $87.4 million.

      Interest expense. For the year ended December 31, 2002, our interest expense decreased $20.9 million, or 16.1%, to $108.3 million from $129.2 million for the year ended December 31, 2001. This decline in expense resulted primarily from the reduction of our outstanding balance on our credit facility and lower variable interest rates.

      (Loss) gain from extinguishment of debt. For the year ended December 31, 2002, we had a gain from extinguishment of debt of $2.2 million, net of tax expense, which resulted primarily from the repurchase of $11.5 million principal amount of Dobson/ Sygnet senior notes for the purchase price of $8.9 million.

      Other income (expense), net. For the year ended December 31, 2002, our other income (expense) decreased by $12.8 million to an expense of $1.6 million from income of $11.2 million for the year ended December 31, 2001 due to a decrease in interest income and write off of costs associated with the eleven licenses we did not receive in the FCC auction.

      Loss from investment in joint venture. For the year ended December 31, 2002, our loss from investment in joint venture increased $115.2 million, to $184.4 million, from $69.2 million for the year ended December 31, 2001. This increase is primarily from impairments of goodwill recognized by American Cellular.

      Income from discontinued operations. For the year ended December 31, 2002, we had income from discontinued operations (including the gain on the sale) of $119.2 million, net of income tax expense, compared to income of $1.1 million, net of income tax expense, for the year ended December 31, 2001. This increase is primarily a result of a gain of $95.1 million from the sale of the markets sold to Verizon Wireless during February 2002. Discontinued operations during 2002 and 2001 relate to the California/ Alaska swap with AT&T Wireless, the Michigan/ Maryland swap with Cingular Wireless and the markets sold to Verizon Wireless.

      Cumulative effect of change in accounting principle. For the year ended December 31, 2002, we recognized a total impairment on our wireless license acquisition costs of $174.1 million, net of tax benefit, as a result of implementing SFAS No. 142, “Goodwill and Other Intangible Assets”. Of this total, $33.3 million reflects our impairment and $140.8 million reflects our share of the impairment from our then 50% interest in American Cellular.

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

      Gain on redemption of preferred stock. During 2002, we acquired shares of our 12.25% senior exchangeable preferred stock having a carrying value of $40.3 million and shares of our 13% senior exchangeable preferred stock having a carrying value of $68.7 million through repurchases, including dividends issued on the repurchased shares after the date of repurchase, for an aggregate purchase price of $38.7 million. Including deferred financing costs, this resulted in a gain on redemption of preferred stock totaling $67.8 million.

Liquidity and Capital Resources

      We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We plan to finance our operations through cash flows from operating activities, and if necessary, bank debt and the sale of debt and equity securities.

Cash Flow Activities

      At December 31, 2003, we had working capital of $101.6 million, a ratio of current assets to current liabilities of 1.4:1 and an unrestricted cash balance of $208.2 million, which compares to working capital of $170.1 million, a ratio of current assets to current liabilities of 1.9:1 and an unrestricted cash balance of $292.1 million at December 31, 2002. Working capital has decreased due to our acquisition of American Cellular, our capital expenditures for the build-out of the GSM/ GPRS/ EDGE network and our preferred stock repurchases throughout the year.

      Our net cash provided by operating activities was $259.8 million for the year ended December 31, 2003 compared to $187.5 million for the year ended December 31, 2002 and $107.2 million for the year ended December 31, 2001. The increase of $72.3 million from 2002 to 2003 and $80.3 million from 2001 to 2002 was primarily due to an increase in operating income.

      Our net cash used in investing activities was $179.3 million for the year ended December 31, 2003, compared to net cash provided by investing activities of $344.6 million for the year ended December 31, 2002, and net cash used in investing activities of $224.1 million for the year ended December 31, 2001. The net cash used in investing activities for the year ended December 31, 2003 was primarily our capital expenditures of $163.9 million and our purchase of outstanding interests in American Cellular of $50.0 million, offset by cash acquired through the acquisition of American Cellular of $35.8 million. The net cash provided by investing activities for the year ended December 31, 2002 was primarily due to our receipt of a refund of deposits of $107.3 million for eleven licenses in the FCC auction and net proceeds from the sale of certain markets to Verizon Wireless for a total of $349.7 million, less $14.1 million reserved in escrow. Our capital expenditures were $163.9 million for the year ended December 31, 2003, $72.9 million for the year ended December 31, 2002 and $82.8 million for the year ended December 31, 2001.

      Our net cash used in financing activities was $164.3 million for the year ended December 31, 2003 and $400.0 million for the year ended December 31, 2002 compared to net cash provided by financing activities of $134.9 million for the year ended December 31, 2001. Financing activity sources for the year ended December 31, 2003 consisted primarily of proceeds from long-term debt of $2.1 billion, which were more than offset by repayments of long-term debt totaling $1.9 billion, distributions to partners of $8.0 million, purchases of preferred stock of $347.6 million, preferred stock dividends of $12.0 million and deferred financing costs of $47.1 million. Financing activity sources for the year ended December 31, 2002 consisted primarily of proceeds from long-term debt of $389.5 million, which was more than offset by repayments of long-term debt totaling $725.9 million, purchases of preferred stock of $38.7 million, purchases of common stock of $7.8 million and purchases of Dobson/ Sygnet senior notes of $8.9 million. The 2002 long-term debt payments were partially funded by the proceeds of the sale of certain markets to Verizon Wireless. For the year ended December 31, 2001, net cash provided by financing was considerably higher compared to 2003 and 2002, due to issuance of preferred stock of $200.0 million and proceeds of long-term debt of $630.0 million, offset by repayments of long-term debt of $699.4 million.

Capital Resources

Current Capital Resources

DCS Credit Facility

      On October 23, 2003, our subsidiary, Sygnet Wireless and its wholly-owned subsidiary, Sygnet Communications, were merged with and into our wholly-owned subsidiary, DCS, and immediately thereafter, Dobson Operating Co. LLC, or DOC LLC, terminated its revolving credit facility. DCS then entered into a new senior secured credit facility consisting of:

•	a 6-year $150.0 million senior secured revolving credit facility, and

•	a 6.5-year $550.0 million senior secured term loan facility.

      The DCS credit facility is guaranteed by us, DOC LLC and each of DCS’s direct subsidiaries and is secured by a first priority security interest in all of the tangible and intangible assets of DCS. The DCS credit facility is not guaranteed by American Cellular or any of its subsidiaries.

      Interest on the DCS credit facility is currently based on a LIBOR formula plus a spread. At December 31, 2003, we had $548.6 million outstanding under the term loan of this credit facility, and we had the entire $150.0 million of the revolving credit facility available.

      Under specified terms and conditions, including covenant compliance, the amount available under the DCS credit facility may be increased by an incremental facility of up to $200.0 million. We have the right to make no more than four requests to increase the amount of the credit facility and with respect to the revolving credit facility, it must be made at least 12 months prior to the credit termination date and with respect to the term loan facility, it must be made within 30 months of the closing date. Any incremental facility will have a maturity greater than the weighted average life of the existing debt under the DCS credit facility.

      Under the DCS credit facility there are mandatory scheduled principal or amortization payments of the term loan facility and no reductions in commitments under the revolving credit facility. The term loan facility will amortize 1% per annum for the first 5.5 years and in equal quarterly installments for the balance in the final year. The revolving credit facility is scheduled to mature in April 2009 and the term loan facility is scheduled to mature in April 2010. However, if we have not refinanced or repaid our $300 million principal amount of 10.875% senior notes by January 31, 2010, then the term loan facility will mature on January 31, 2010.

      DCS also is required to make mandatory reductions of the credit facility with the net cash proceeds received from certain issuances of debt and equity and upon any material sale of assets by DCS and its subsidiaries.

      The DCS credit facility agreement contains covenants that, subject to specified exceptions, limit our ability to:

•	make capital expenditures;

•	sell or dispose of assets;

•	incur additional debt;

•	create liens;

•	merge with or acquire other companies;

•	engage in transactions with affiliates, including dividend restrictions; and

•	make loans, advances or stock repurchases.

Dobson Senior Notes

8.875% Senior Notes

      On September 26, 2003, we completed the private sale of $650.0 million principal amount of 8.875% senior notes due 2013. The net proceeds from the sale of the notes were used to (i) repay in full all amounts owing under the bank credit facility of DOC LLC, and (ii) together with subsidiary funds, repay in part amounts owing under the bank credit facility of Sygnet Wireless, Inc. The senior notes rank pari passu in right of payment with any of our existing and future senior indebtedness and are senior to all existing and future subordinated indebtedness. American Cellular is an unrestricted subsidiary for purposes of our 8.875% senior notes.

      In connection with the closing of the sale of the notes, we entered into an indenture dated September 26, 2003 with Bank of Oklahoma, National Association, as Trustee. The indenture contains certain covenants including, but not limited to, covenants that limit our ability and that of our restricted subsidiaries to:

•	incur indebtedness;

•	incur or assume liens;

•	make restricted payments;

•	impose dividend or other payment restrictions affecting our restricted subsidiaries;

•	issue and sell capital stock of our restricted subsidiaries;

•	issue certain capital stock;

•	issue guarantees of indebtedness;

•	enter into transactions with affiliates;

•	sell assets;

•	engage in unpermitted lines of business;

•	enter into sale or leaseback transactions; and

•	make payments for the consent, waiver or amendment of any of the provisions of the Indenture.

      Our Board of Directors has authorized us to expend up to $50 million to repurchase some of our outstanding 10.875% senior notes and 8.875% senior notes. Through March 11, 2004, we had repurchased $55.5 million principal amount of our 8.875% senior notes at an aggregate cost of $48.3 million, excluding accrued interest.

10.875% Senior Notes

      On June 15, 2000, we completed the private sale of $300.0 million principal amount of our 10.875% senior notes due 2010. We used the proceeds to repay indebtedness under the revolving credit facility of DOC LLC, and for working capital and other general corporate purposes. The senior notes rank pari passu in right of payment with any of our existing and future unsubordinated indebtedness and are senior to all existing and future subordinated indebtedness. American Cellular is an unrestricted subsidiary for purposes of our 8.875% senior notes.

      In connection with the closing of the sale of the notes, we entered into an indenture with United States Trust Company of New York, as Trustee. The indenture contains certain covenants including, but not limited to, covenants that limit our ability and that of our restricted subsidiaries to:

•	incur indebtedness;

•	incur or assume liens;

•	make restricted payments;

•	impose dividend or other payment restrictions affecting our restricted subsidiaries;

•	issue and sell capital stock of our restricted subsidiaries;

•	issue certain capital stock;

•	issue guarantees of indebtedness;

•	enter into transactions with affiliates;

•	sell assets;

•	engage in unpermitted lines of business;

•	enter into sale or leaseback transactions; and

•	make payments for the consent, waiver or amendment of any of the provisions of the Indenture.

Preferred Stock

      During August 2003, in conjunction with the American Cellular reorganization, we issued 686,201 shares of our Series F convertible preferred stock having an aggregate liquidation preference of $122.5 million, plus $48.7 million in cash and 43.9 million shares of our Class A common stock to the former holders of $681.9 million principal amount of American Cellular’s outstanding 9.5% Senior Subordinated Notes due 2009 and their advisors. Our outstanding Series F convertible preferred stock had an aggregate liquidation preference of $125.3 million, including accrued dividends, at December 31, 2003.

      As of December 31, 2003, we had outstanding 60,997 shares of 12.25% senior exchangeable preferred stock with an aggregate liquidation value of $61.0 million, including accrued stock dividends, and 196,003 shares of our 13% senior exchangeable preferred stock with an aggregate liquidation value of $200.3 million, including accrued stock dividends. Each certificate of designation for our senior preferred stock contains restrictive covenants, which may limit our ability to incur indebtedness in the future. During 2002, we repurchased shares of our 12.25% senior exchangeable preferred stock having a carrying value of $40.3 million and shares of our 13% senior exchangeable preferred stock having a carrying value of $68.7 million, including accrued dividends attributable to the repurchased shares, for an aggregate purchase price of $38.7 million. Including deferred financing costs, this repurchase resulted in a gain on redemption and repurchase of preferred stock totaling $67.8 million. During the first quarter of 2003, we repurchased a total of $32.7 million carrying value of our 12.25% senior exchangeable preferred stock and $27.5 million carrying value of our 13% senior exchangeable preferred stock. The preferred stock repurchased totaled 60,207 shares for $36.6 million, all of which were canceled by March 31, 2003. Including deferred financing costs, this repurchase resulted in a gain on redemption and repurchase of preferred stock totaling $22.1 million. On October 31, 2003, we repurchased an additional 246,967 shares of our 12.25% senior exchangeable preferred stock, and on December 30, 2003, we repurchased an additional 46,134 shares of our 12.25% senior exchangeable preferred stock. We adopted SFAS No. 150 in July 2003. Accordingly, our October and December repurchases resulted in a loss from extinguishment of debt totaling $26.8 million, included in income from continuing operations.

American Cellular Senior Notes

      In connection with the American Cellular reorganization, on August 8, 2003, ACC Escrow Corp. (now American Cellular) completed an offering of $900.0 million aggregate principal amount of 10% senior notes due 2011. These senior notes were issued at par. On August 19, 2003, ACC Escrow Corp. was merged into American Cellular, and the net proceeds from the offering were used to fully repay American Cellular’s existing bank credit facility, and to pay expenses of the offering and a portion of the expenses of the restructuring. We are not a guarantor of these senior notes.

      During 2001, American Cellular sold, in two transactions, $700 million principal amount of 9.5% senior subordinated notes due 2009 at a discount of $6.9 million. The discount was being amortized over the life of the notes. In August 2003, as part of the restructuring of American Cellular, holders of $681.9 million outstanding principal amount of these senior notes received approximately $48.7 million in cash, 43.9 million shares of newly issued shares of our Class A common stock, and 681,900 shares of a new series of our convertible preferred stock, which has an aggregate liquidation preference of approximately $121.8 million and is convertible into a maximum of 13.9 million shares of our Class A common stock. There remains outstanding $18.1 million liquidation value of American Cellular’s 9.5% senior subordinated notes.

      American Cellular has required, and will likely continue to require, substantial capital to further develop, expand and upgrade its wireless systems.

Terminated Capital Resources

Dobson Operating Co., L.L.C. Credit Facility

      On January 14, 2000, our subsidiary, DOC LLC, obtained an $800.0 million credit facility and increased it by $125.0 million to $925.0 million on May 1, 2000. This credit facility was guaranteed by certain subsidiaries of DOC LLC and by us. On September 26, 2003, we used a portion of the net proceeds of our offering of $650 million of our 8.875% senior notes to repay all amounts outstanding under this credit facility. This repayment resulted in a loss from extinguishment of debt of $11.0 million due to the write-off of related deferred financing costs.

Dobson/ Sygnet Senior Notes

      Prior to September 30, 2002, our subsidiary, Dobson/Sygnet Communications Company, or Dobson/Sygnet, had outstanding $200.0 million aggregate principal amount of senior notes due 2008. On September 30, 2002, we purchased $11.5 million principal amount of the Dobson/Sygnet notes for the purchase price of $8.9 million. This repurchase resulted in a gain from extinguishment of debt of $2.2 million after the write-off of related deferred financing costs. On October 24, 2003, we purchased an additional $183.3 million principal amount of these senior notes. This repurchase resulted in a loss from extinguishment of debt of $20.3 million due to the write-off of related deferred financing costs. In 2004, we redeemed the remaining $5.2 million of these senior notes.

Sygnet Wireless Credit Facility

      Our former subsidiary, Sygnet Wireless,was a party to a secured credit agreement for an aggregate of $267.1 million, consisting of a $3.4 million revolving credit facility and $263.7 million of term loans. Interest on the revolving credit facility and the term loan facilities was based on a prime rate or a LIBOR formula. The weighted average interest rate for the year ended December 31, 2003 was 4.2% and interest rates have ranged between 3.3% and 10.5% since inception of the credit facility. On September 26, 2003, we used a portion of the net proceeds of our offering of $650 million 8.875% senior notes to repay $213.1 million of this credit facility. In October 2003, the remaining balance on this credit facility was paid off. For the year ended December 31, 2003, this repayment resulted in a loss from extinguishment of debt of $21.0 million due to the write-off of related deferred financing costs.

Dobson Senior Notes and Preferred Stock

      On January 14, 2000, we repurchased $159.7 million and in May 2002, we repurchased $0.3 million principal amount out of $160.0 million aggregate principal amount of our outstanding 11.75% senior notes due

2007. The notes were to mature in April 2007. We repurchased our outstanding senior notes with funds available under our then outstanding DOC LLC credit facility.

      On February 8, 2001, we issued 200,000 shares of our Series AA preferred stock to AT&T Wireless for aggregate cash proceeds of $200.0 million. Each share of Series AA preferred stock was entitled to cumulative annual dividends of 5.96% on the liquidation preference of $1,000 per share, subject to certain adjustments. At December 31, 2002, we had 200,000 shares of Series AA preferred stock issued and outstanding. Our December 31, 2002, balance sheet included $23.0 million in accrued dividends payable related to this issue. Upon the consummation of our exchange agreement with AT&T Wireless on June 17, 2003, we acquired and cancelled all 200,000 outstanding shares of Series AA preferred stock.

DCCLP

      Our principal shareholder, Dobson CC Limited Partnership, or DCCLP, and certain of its affiliates are parties to credit agreements with Bank of America. To secure their obligations under the credit agreements, DCCLP and its affiliates initially pledged certain assets, which included beneficial ownership of securities representing controlling interests in DCCLP and in us. On May 19, 2003, DCCLP entered into an agreement with Bank of America to amend and restructure DCCLP’s loan. The agreement eliminates the change of control risk to us related to possible future default on the DCCLP loan. Under the new five-year loan agreement, the amount owed by DCCLP to Bank of America has been reduced to $60.0 million, with interest payable at Bank of America’s prime interest rate. Under the terms of the agreement, DCCLP transferred 32.5 million shares of our Class A common stock to Bank of America. During the fourth quarter of 2003, Bank of America sold all of our Class A common stock it had acquired from DCCLP.

Capital Commitments

      We had capital expenditures of $163.9 million for the year ended December 31, 2003. We have plans to spend approximately $110 million to $140 million for capital expenditures in 2004. The majority of these planned expenditures will be spent in the first half of 2004 in relation to the build-out of our GSM/ GPRS/ EDGE network. However, the amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions. We may require additional financing for future acquisitions, to refinance our debt at its final maturities and to meet the mandatory redemption provision on our senior exchangeable preferred stock.

      On November 7, 2002, our Board of Directors adopted a new stock purchase plan, which authorized us to purchase up to 10 million shares of our outstanding Class A common stock over the next twelve months. There were no purchases made under this stock purchase plan and it expired by terms on November 6, 2003. From time to time we expect to purchase our outstanding debt or shares of our outstanding preferred stock.

      We were obligated under an agreement to purchase approximately $150.0 million of cell site and switching equipment from Nortel Networks Corp. prior to July 15, 2005. This commitment has been fulfilled as of September 30, 2003.

      As discussed in our 2004 investor’s conference on February 18, 2004, our growth in gross subscribers, net subscribers and roaming minutes of use was materially lower in the fourth quarter of 2003 than expected. Due to expected lower growth in roaming minutes of use and lower roaming rates in 2004, we anticipate lower roaming revenues in 2004, resulting in lower net income and cash flow from operations in 2004. We refer you to our Form 8-K filed with the Commission on February 18, 2004 for a more in-depth discussion of our guidance for 2004. Although we cannot provide any assurance, assuming successful implementation of our strategy, including the further development of our wireless systems and realization of our cash flows as anticipated, we believe that borrowings available to us under our credit facilities, the remaining balance of our unrestricted cash and cash flows from operations will be sufficient to satisfy our currently expected capital expenditures, working capital and debt service obligations for the foreseeable future. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments. We currently expect that we may need to refinance our indebtedness at their respective maturities commencing in 2010. We may also need to refinance our mandatory redemption obligations under our senior preferred stock commencing in 2008. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all.

      The table below sets forth all of our contractual cash obligations as of December 31, 2003, which are obligations during the following years.

	2004	2005-2006	2007-2008	2009 and after

	($ in thousands)
Contractual Cash Obligations
Long-term debt	$5,500	$11,000	$16,264	$2,382,420
Operating leases	33,461	52,638	35,407	48,537
Capital leases	843	319	—	—
Senior exchangeable preferred stock	—	—	60,997	196,003
Series F preferred stock	—	—	—	122,536

Total contractual cash obligations	$39,804	$63,957	$112,668	$2,749,496

      In addition to the above cash obligations, beginning in 2003, we were required to pay cash dividends on our 12.25% senior exchangeable preferred stock, and after May 1, 2004, we will be required to pay cash dividends on our 13% senior exchangeable preferred stock. Based on the shares outstanding as of December 31, 2003, our cash dividends would total $34.0 million during 2004, $34.6 annually during 2005, 2006 and 2007, $29.0 million in 2008 and $13.6 million in 2009.

      In addition, we are required to pay cash interest payments on our 10.875% senior notes due 2010, our 8.875% senior notes due 2013 and American Cellular’s 10% senior notes due 2011. Cash interest on our 10.875% senior notes will total $32.6 million annually through maturity in 2010, cash interest on our 8.875% senior notes will total $57.7 million annually through maturity in 2013 and cash interest on American Cellular’s 10% senior notes will total $90.0 million annually through maturity in 2011.

Related Party Transactions

      We receive a variety of telecommunication services from Syniverse Technologies, Inc., or Syniverse. Our former President and Chief Operating Officer is the Chief Executive Officer of Syniverse. We paid Syniverse $4.5 million for services provided in 2003. All services were negotiated on an arms-length basis, and we believe the terms of all services agreed to are fair to us and our subsidiaries.

      For a further discussion regarding additional relationships and related party transactions, we refer you to our Proxy Statement for our 2004 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003, and which is incorporated herein by reference under Item 13 below.

Forward-Looking Statements

      The description of our plans set forth herein, including planned capital expenditures and acquisitions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. Important factors that could cause actual capital expenditures, acquisition activity or our performance to differ materially from the plans include, without limitation, our ability to satisfy the financial covenants of our outstanding debt and preferred stock instruments and to raise additional capital; our ability to manage our business successfully and to compete effectively in our wireless business against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than those of ours; and adverse regulatory changes. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in our business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. The counterparty was a major financial institution. As of December 31, 2003, we did not have any interest rate hedges due to their expiration in April 2003. The interest expense related to the expired hedges was $2.2 million for the year ended December 31, 2003 and $14.0 million for the year ended December 31, 2002, due to the decline in current market interest rates.

      At December 31, 2003, we had long-term debt outstanding of $2.4 billion, of which, $548.6 million bears interest at floating rates. These rates averaged 5.0% for the twelve months ended December 31, 2003. One percentage point of an interest rate adjustment would change our cash interest payments on an annual basis by approximately $5.5 million.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Dobson Communications Corporation and Subsidiaries
Independent Auditors’ Report	46
Consolidated Balance Sheets as of December 31, 2003 and 2002	47
Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001	48
Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2003, 2002 and 2001	49
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	50
Notes to Consolidated Financial Statements	51

INDEX TO SUPPLEMENTARY DATA
Dobson Communications Corporation and Subsidiaries
Selected quarterly financial data	83

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Dobson Communications Corporation:

      We have audited the accompanying consolidated balance sheets of Dobson Communications Corporation and subsidiaries (the Company) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of ACC Acquisition LLC, (a 50 percent owned investee joint venture) for the period ended December 31, 2001. The Company’s equity in losses of ACC Acquisition LLC was $69,900,766 for 2001. The financial statements of ACC Acquisition LLC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for ACC Acquisition LLC for the period ended December 31, 2001, is based solely on the report of the other auditors.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dobson Communications Corporation and subsidiaries as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years in the three year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Notes 2 and 3, to the consolidated financial statements, as of January 1, 2001 the Company changed its method of accounting for derivative instruments and hedging activities and disposal of long-lived assets and as of January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 related to the change in accounting for identifiable intangible assets with indefinite lives.

KPMG LLP

Oklahoma City, Oklahoma

February 12, 2004

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$208,239,339	$292,053,204
Restricted cash and investments (Note 2)	11,443,618	7,098,254
Accounts receivable —
Customers, net of allowance for doubtful accounts of $3,256,226 in 2003 and $1,117,304 in 2002	97,318,214	55,864,615
Inventory (Note 2)	12,393,910	5,644,524
Prepaid expenses	7,518,961	3,915,404
Deferred income taxes	17,637,000	1,980,000

Total current assets	354,551,042	366,556,001

PROPERTY, PLANT AND EQUIPMENT, net (Note 2)	536,634,360	251,780,389

OTHER ASSETS:
Receivables — affiliate	—	784,284
Restricted assets (Note 2)	525,000	7,198,253
Wireless license acquisition costs (Note 2)	1,759,350,684	987,868,742
Goodwill (Note 2)	603,450,987	—
Deferred financing costs, net of accumulated amortization of $4,598,256 in 2003 and $31,763,316 in 2002 (Note 2)	51,368,901	49,937,466
Customer list, net of accumulated amortization of $71,815,878 in 2003 and $47,292,937 in 2002 (Note 2)	94,380,262	18,796,563
Deposits	3,976,308	6,327,511
Assets of discontinued operations (Note 3)	70,043,464	251,405,093
Other non-current assets	4,659,492	20,617,626

Total other assets	2,587,755,098	1,342,935,538

Total assets	$3,478,940,500	$1,961,271,928

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$104,440,157	$51,073,353
Accrued expenses	32,554,598	19,473,770
Accrued interest payable	74,106,748	24,515,509
Deferred revenue and customer deposits	26,947,446	12,150,970
Current portion of long-term debt	5,500,000	50,704,238
Accrued dividends payable	8,604,061	37,251,136
Current portion of obligations under capital leases	782,000	1,324,267

Total current liabilities	252,935,010	196,493,243

OTHER LIABILITIES:
Long-term debt, net of current portion (Note 6)	2,409,684,567	1,222,435,718
Deferred tax liabilities (Note 11)	285,848,520	49,869,171
Senior exchangeable preferred stock, net (Note 8)	253,259,775	—
Minority interest	6,393,902	7,891,901
Other non-current liabilities	6,915,203	2,610,029
Liabilities of discontinued operations (Note 3)	27,822,943	66,700,127
Commitments (Note 7)
Senior exchangeable preferred stock, net (Note 8)	—	558,343,563
Series AA preferred stock (Note 8)	—	200,000,000
Series F convertible preferred stock (Note 8)	122,535,599	—
STOCKHOLDERS’ EQUITY (DEFICIT): (Note 9)
Class A common stock, $.001 par value,175,000,000 shares authorized and 119,997,356 and 39,700,968 issued in 2003 and 2002	119,998	39,701
Convertible Class B common stock, $.001 par value, 70,000,000 shares authorized and 19,418,021 and 54,977,481 shares issued in 2003 and 2002	19,418	54,978
Convertible Class C common stock, $.001 par value, 4,226 shares authorized and zero shares issued in 2003 and 2002	—	—
Convertible Class D common stock, $.001 par value, 33,000 shares authorized and zero shares issued in 2003 and 2002	—	—
Paid-in capital	1,205,138,956	674,023,222
Retained deficit	(1,057,788,169)	(989,852,500)
Accumulated other comprehensive loss, net of income tax benefit of $662,381 at December 31, 2002	—	(1,080,726)
Less 5,709,353 and 4,569,131 Class A common shares held in treasury, at cost at December 31, 2003 and 2002	(33,945,222)	(26,256,499)

Total stockholders’ equity (deficit)	113,544,981	(343,071,824)

Total liabilities and stockholders’ equity (deficit)	$3,478,940,500	$1,961,271,928

      The accompanying notes are an integral part of these consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001

OPERATING REVENUE:
Service revenue	$505,859,702	$323,116,128	$281,505,170
Roaming revenue	201,198,858	176,149,476	186,678,351
Equipment and other revenue	28,695,089	17,503,996	19,190,487

Total operating revenue	735,753,649	516,769,600	487,374,008

OPERATING EXPENSES:
Cost of service (exclusive of items shown separately below)	173,435,819	138,240,283	138,565,076
Cost of equipment	56,611,860	40,331,452	43,917,126
Marketing and selling	79,546,561	61,580,575	62,089,005
General and administrative	106,108,639	66,472,652	60,508,000
Depreciation and amortization	119,424,083	75,181,053	155,723,474

Total operating expenses	535,126,962	381,806,015	460,802,681

OPERATING INCOME	200,626,687	134,963,585	26,571,327

OTHER INCOME (EXPENSE):
Interest expense	(138,147,936)	(108,330,823)	(129,154,380)
(Loss) gain from extinguishment of debt (Note 6)	(52,276,698)	2,201,755	—
Loss from redemption and repurchases of preferred stock (Note 8)	(26,776,601)	—	—
Dividends on mandatorily redeemable preferred stock (Note 8)	(30,568,258)	—	—
Other income (expense), net	3,829,138	(1,636,593)	11,243,301

(LOSS) INCOME BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	(43,313,668)	27,197,924	(91,339,752)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(6,541,861)	(6,520,636)	(5,517,148)
LOSS FROM INVESTMENT IN JOINT VENTURE (Note 5)	—	(184,380,882)	(69,181,120)

LOSS BEFORE INCOME TAXES	(49,855,529)	(163,703,594)	(166,038,020)
Income tax (expense) benefit (Note 11)	(844,828)	52,177,022	36,643,782

LOSS FROM CONTINUING OPERATIONS	(50,700,357)	(111,526,572)	(129,394,238)
DISCONTINUED OPERATIONS: (Note 3)
Income from discontinued operations, net of income tax expense of $7,321,053 in 2003, $14,988,054 in 2002, and $885,151 in 2001	11,944,875	24,454,191	1,820,077
Loss from discontinued operations from investment in joint venture	—	(326,955)	(719,646)
Gain from sale of discontinued operations, net of income tax expense of $9,062,587 for 2003 and $59,164,138 in 2002	14,786,325	88,314,922	—
Gain from sale of discontinued operations from investment in joint venture	—	6,736,056	—

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:	(23,969,157)	7,651,642	(128,293,807)
Cumulative effect of change in accounting principle, net of income tax benefit of $20,406,000 (Note 2)	—	(33,294,000)	—
Cumulative effect of change in accounting principle from investment in joint venture	—	(140,820,000)	—

NET LOSS	(23,969,157)	(166,462,358)	(128,293,807)
DIVIDENDS ON PREFERRED STOCK	(43,299,923)	(94,451,055)	(86,325,589)
GAIN ON REDEMPTION AND REPURCHASES OF PREFERRED STOCK	218,310,109	67,836,924	—

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$151,041,029	$(193,076,489)	$(214,619,396)

BASIC NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE:
Continuing operations	$(0.48)	$(1.23)	$(1.38)
Discontinued operations	0.25	1.31	0.02
Change in accounting principle	—	(1.92)	—
Dividends on and repurchase of preferred stock	1.65	(0.29)	(0.92)

TOTAL BASIC NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$1.42	$(2.13)	$(2.28)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	106,291,582	90,671,688	93,969,310

DILUTED NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE:
Continuing operations	$(0.46)	$(1.23)	$(1.38)
Discontinued operations	0.24	1.31	0.02
Change in accounting principle	—	(1.92)	—
Dividends on and repurchase of preferred stock	1.60	(0.29)	(0.92)

TOTAL DILUTED NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$1.38	$(2.13)	$(2.28)

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	109,676,631	90,671,688	93,969,310

The accompanying notes are an integral part of these consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Stockholders’ Equity (Deficit)

		Class A		Class B		Class D
		Common Stock		Common Stock		Common Stock
	Comprehensive
	Loss	Shares	Amount	Shares	Amount	Shares	Amount

DECEMBER 31, 2000		27,970,647	$27,971	65,311,716	$65,312	4,832	$5
Net loss	$(128,293,807)	—	—	—	—	—	—
Other comprehensive loss
SFAS No. 133 transition adjustment, net of tax	(7,760,526)	—	—	—	—	—	—
SFAS No. 133 transition adjustment reclassified into earnings, net of tax	4,930,747	—	—	—	—	—	—
Change in fair value of hedge transactions, net of tax	(13,321,090)	—	—	—	—	—	—

Total comprehensive loss	$(144,444,676)

Issuance and conversion of common stock		11,711,914	11,712	(10,315,828)	(10,316)	(4,832)	(5)
Increase in subscription receivable		—	—	—	—	—	—
Preferred stock dividends		—	—	—	—	—	—
Purchase of treasury stock, at cost		—	—	—	—	—	—

DECEMBER 31, 2001		39,682,561	39,683	54,995,888	54,996	—	—
Net loss	(166,462,358)	—	—	—	—	—	—
Amounts related to hedged transactions reclassed into earnings, net of tax	15,000,162	—	—	—	—	—	—
Ineffective hedge transaction of unconsolidated subsidiary reclassed into earnings, net of tax	321,876	—	—	—	—	—	—
Change in fair value of hedge transactions, net of tax	(251,895)	—	—	—	—	—	—

Total comprehensive loss	$(151,392,215)

Conversion of common stock		18,407	18	(18,407)	(18)	—	—
Increase in subscription receivable		—	—	—	—	—	—
Preferred stock dividends		—	—	—	—	—	—
Redemption of preferred stock		—	—	—	—	—	—
Purchase of treasury stock, at cost		—	—	—	—	—	—

DECEMBER 31, 2002		39,700,968	39,701	54,977,481	54,978	—	—
Net loss	(23,969,157)	—	—	—	—	—	—
Amounts related to hedged transactions reclassed into earnings, net of tax	1,382,213	—	—	—	—	—	—
Change in fair value of hedge transactions, net of tax	(301,487)	—	—	—	—	—	—

Total comprehensive income	$(22,888,431)

Receipt of subscription receivable		—	—	—	—	—	—
Preferred stock dividends		—	—	—	—	—	—
Issuance and conversion of common stock		80,296,388	80,297	(35,559,460)	(35,560)	—	—
Increase in treasury stock, at cost		—	—	—	—	—	—
Issuance of treasury stock		—	—	—	—	—	—
Additional paid in capital from redemption of preferred stock		—	—	—	—	—	—

DECEMBER 31, 2003		119,997,356	$119,998	19,418,021	$19,418	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders’ Equity (Deficit)

			Accumulated		Total
			Other	Treasury	Stockholders’
	Paid-in	Retained	Comprehensive	Stock at	Equity
	Capital	Deficit	Loss	Cost	(Deficit)

DECEMBER 31, 2000	$614,333,820	$(514,319,691)	$—	$—	$100,107,417
Net loss	—	(128,293,807)	—	—	(128,293,807)
Other comprehensive loss
SFAS No. 133 transition adjustment, net of tax	—	—	(7,760,526)	—	(7,760,526)
SFAS No. 133 transition adjustment reclassified into earnings, net of tax	—	—	4,930,747	—	4,930,747
Change in fair value of hedge transactions, net of tax	—	—	(13,321,090)	—	(13,321,090)
Total comprehensive loss
Issuance and conversion of common stock	735,713	—	—	—	737,104
Increase in subscription receivable	(8,614,534)	—	—	—	(8,614,534)
Preferred stock dividends	—	(86,325,589)	—	—	(86,325,589)
Purchase of treasury stock, at cost	—	—	—	(18,459,912)	(18,459,912)

DECEMBER 31, 2001	606,454,999	(728,939,087)	(16,150,869)	(18,459,912)	(157,000,190)
Net loss	—	(166,462,358)	—	—	(166,462,358)
Amounts related to hedged transactions reclassed into earnings, net of tax	—	—	15,000,162	—	15,000,162
Ineffective hedge transaction of unconsolidated subsidiary reclassed into earnings, net of tax	—	—	321,876	—	321,876
Change in fair value of hedge transactions, net of tax	—	—	(251,895)	—	(251,895)
Total comprehensive loss
Conversion of common stock	—	—	—	—	—
Increase in subscription receivable	(268,701)	—	—	—	(268,701)
Preferred stock dividends	—	(94,451,055)	—	—	(94,451,055)
Redemption of preferred stock	67,836,924	—	—	—	67,836,924
Purchase of treasury stock, at cost	—	—	—	(7,796,587)	(7,796,587)

DECEMBER 31, 2002	674,023,222	(989,852,500)	(1,080,726)	(26,256,499)	(343,071,824)
Net loss	—	(23,969,157)	—	—	(23,969,157)
Amounts related to hedged transactions reclassed into earnings, net of tax	—	—	1,382,213	—	1,382,213
Change in fair value of hedge transactions, net of tax	—	—	(301,487)	—	(301,487)
Total comprehensive income
Receipt of subscription receivable	9,979,616	—	—	—	9,979,616
Preferred stock dividends	—	(43,299,923)	—	—	(43,299,923)
Issuance and conversion of common stock	302,826,009	—	—	—	302,870,746
Increase in treasury stock, at cost	—	—	—	(8,498,206)	(8,498,206)
Issuance of treasury stock	—	(666,589)	—	809,483	142,894
Additional paid in capital from redemption of preferred stock	218,310,109	—	—	—	218,310,109

DECEMBER 31, 2003	$1,205,138,956	$(1,057,788,169)	$—	$(33,945,222)	$113,544,981

The accompanying notes are an integral part of these consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(50,700,357)	$(111,526,572)	$(129,394,238)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities, net of effects of acquisition —
Depreciation and amortization	119,424,083	75,181,053	155,723,474
Amortization of bond premium and financing costs	8,887,519	10,932,538	9,436,367
Deferred income taxes, net	3,632,506	(35,532,284)	(45,473,951)
Noncash mandatorily redeemable preferred stock dividends	7,173,660	—	—
Loss on disposition of assets, net	245,396	1,286,916	603,609
Loss (gain) from extinguishment of debt	52,276,698	(2,201,755)	—
Loss from redemption and repurchase of preferred stock	26,776,601	—	—
Cash provided by operating activities of discontinued operations	25,366,213	25,439,406	58,305,998
Minority interests in income of subsidiaries	6,541,861	6,520,636	5,517,148
Loss from investment in joint venture	—	184,380,882	69,181,120
Accrued dividend income	—	(2,261,747)	(2,138,710)
Changes in current assets and liabilities —
Accounts receivable	16,850,103	38,185,548	(15,289,373)
Inventory	(3,203,846)	15,250,009	(11,069,350)
Prepaid expenses and other	(974,550)	1,277,742	(2,839,294)
Accounts payable	20,025,995	(18,003,344)	2,007,751
Accrued expenses	24,704,559	(1,784,325)	8,998,599
Deferred revenue and customer deposits	2,762,300	326,098	3,589,315

Net cash provided by operating activities	259,788,741	187,470,801	107,158,465
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(163,921,108)	(72,877,991)	(82,766,661)
Purchase of American Cellular Corporation	(50,000,000)	—	(3,122,303)
Purchase of wireless license for FCC Auction 35	(7,659,199)	—	—
Cash acquired through acquisition of American Cellular Corporation	35,819,121	—	—
Investment in joint venture	—	—	(51,413,782)
Receipt of funds held in escrow for contingencies on sold assets	7,094,075	—	—
Refund (payment) of deposits for FCC auction	—	107,300,000	(59,214,800)
Proceeds from sale of property, plant and equipment	13,452	3,545,217	513,578
Increase (decrease) in receivable-affiliate	(9,178,054)	483,618	(1,512,801)
Cash used in investing activities of discontinued operations	(4,966,458)	(11,264,332)	(28,684,116)
Net proceeds from sale of discontinued operations	—	336,043,559	—
Purchase of other assets	—	(16,628,642)	—
Other investing activities	13,453,062	(2,021,740)	2,132,557

Net cash (used in) provided by investing activities	(179,345,109)	344,579,689	(224,068,328)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	2,100,000,000	389,500,000	630,000,000
Repayments of long-term debt	(1,850,019,072)	(725,927,137)	(699,400,630)
Distributions to partners	(8,039,860)	(6,549,176)	(4,733,824)
Issuance of common stock	903,263	—	940,589
Issuance of preferred stock	—	—	200,000,000
Purchase of senior notes	—	(8,863,385)	—
Redemption and repurchase of exchangeable preferred stock	(347,588,244)	(38,691,210)	—
Preferred stock dividends paid	(12,008,340)	—	—
Purchase of common stock	—	(7,796,587)	(18,459,912)
Purchase of restricted investments	(525,000)	—	—
Maturities of restricted investments, net of interest	83,600	92,763	27,106,677
Deferred financing costs	(47,105,227)	(189,924)	(499,531)
Other financing activities	41,383	(1,525,822)	(11,999)

Net cash (used in) provided by financing activities	(164,257,497)	(399,950,478)	134,941,370
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(83,813,865)	132,100,012	18,031,507
CASH AND CASH EQUIVALENTS, beginning of year	292,053,204	159,953,192	141,921,685

CASH AND CASH EQUIVALENTS, end of year	$208,239,339	$292,053,204	$159,953,192

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest, net of amounts capitalized	$94,361,078	$115,382,160	$144,704,461
Income taxes	$3,408,385	$3,690,373	$134,223
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock dividend paid through the issuance of preferred stock	$24,185,000	$80,338,000	$70,877,000
Transfer of fixed assets to affiliates	$277,453	$407,403	$—
Net property and equipment acquired through exchange	$8,436,363	$—	$—
Net wireless acquisition costs disposed through exchange	$(50,462,667)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

      The Company, through its predecessors, was organized in 1936 as Dobson Telephone Company and adopted its current organizational structure in 2000. The Company is a provider of rural and suburban wireless telephone services in portions of Alaska, Arizona, Illinois, Kentucky, Kansas, Maryland, Michigan, Minnesota, Missouri, New York, Ohio, Oklahoma, Pennsylvania, Texas, West Virginia and Wisconsin.

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

2.	SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

      Cash and cash equivalents of $208.2 million at December 31, 2003 and $292.1 million at December 31, 2002 consist of cash and short-term investments with original maturities of three months or less.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Restricted Cash and Investments

      Restricted cash and investments totaling $12.0 million at December 31, 2003, and $14.3 million at December 31, 2002, primarily consisted of an escrow reserve to cover any future contingencies related to the Company’s sale of certain markets to Verizon Wireless during February 2002. As a result of having no further contingencies related to the Verizon Wireless transaction, the Company received $7.1 million of the escrow reserve during February 2003. Subsequent to year end, the Company received the remaining escrow reserve of $11.3 million from the Verizon Wireless transactions.

Allowance for Doubtful Accounts

      Allowance for doubtful accounts of $3.3 million at December 31, 2003 and $1.1 million at December 31, 2002 are based on a percentage of aging receivables. The Company reviews it allowance for doubtful accounts monthly by evaluating balances for collectibility.

Inventory

      The Company values its inventory using the weighted average costing method of accounting or, if lower, estimated market value.

Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials and overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense totaling $98.9 million was recorded for the year ended December 31, 2003, $62.1 million for the year ended December 31, 2002 and $55.1 million for the year ended December 31, 2001.

      Listed below are the major classes of property, plant and equipment, their estimated useful lives, in years, and their balances as of December 31, 2003 and 2002:

	Useful Life	2003	2002

	($ in thousands)
Wireless systems and equipment	3-10	$648,537	$325,731
Buildings and improvements	5-40	56,099	40,356
Vehicles, aircraft and other work equipment	3-10	7,693	7,371
Furniture and office equipment	5-10	72,160	45,624
Plant under construction		32,245	15,225
Land		2,730	1,678

Property, plant and equipment		819,464	435,985
Accumulated depreciation		(282,830)	(184,205)

Property, plant and equipment, net		$536,634	$251,780

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Impairment of Long-Lived Assets

      The Company evaluates the carrying value of its indefinite life intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires the Company to evaluate the carrying value using its fair values at least annually. To complete this evaluation, the Company performs a comparison of the carrying amount of its wireless license acquisition costs to the fair value of those assets. For purposes of this comparison, it is the Company’s policy to aggregate its wireless license acquisition costs. The Company determines the fair value of its wireless license acquisition costs based on its estimated future discounted cash flows. For goodwill, there is a two-step approach for assessing impairment. The first step requires a comparison of the fair value of the Company to its carrying amount, including goodwill. If the estimated fair value exceeds its carrying amount, then the goodwill is not deemed to be impaired. If the estimated fair value does not exceed its carrying value, the second step of the impairment test is performed, which measures the amount of impairment loss. The Company has identified impairments relating to their indefinite life intangible assets during 2002. See “Recently Issued Accounting Pronouncements” below for further details.

      The Company continues to account for the impairment of its definite life assets by comparing the carrying value of the assets to the estimated undiscounted future cash flows generated by those assets whenever an event or circumstance indicates that the carrying value may not be recoverable. If the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Company would impair the carrying value for the excess amount above the fair value.

Wireless License Acquisition Costs

      Wireless license acquisition costs consist of amounts paid to acquire FCC licenses to provide wireless services. Prior to the implementation of SFAS No. 142, wireless license acquisition costs were being amortized on a straight-line basis over fifteen years. Amortization expense of $87.4 million was recorded in 2001. Upon implementation of SFAS No. 142, effective January 1, 2002, the Company no longer amortizes wireless license acquisition costs. Instead, the Company is testing for the impairment of indefinite life intangible assets at least annually and will only adjust the carrying amount of these intangible assets upon an impairment of the indefinite life intangible assets.

      During 2002, the Company identified impairments relating to its wireless license acquisition costs, see “Recently Issued Accounting Pronouncements” below for further discussion.

Goodwill

      In accordance with SFAS No. 142, the Company is testing for the impairment of goodwill at least annually and will only adjust the carrying amount of goodwill upon an impairment of the goodwill. The ongoing value and remaining useful lives of intangible and other long-term assets are subject to periodic evaluation.

Deferred Financing Costs

      Deferred financing costs consist primarily of fees incurred to issue long-term debt. Deferred financing costs are being amortized over the term of the debt of eight to ten years. Interest expense related to this amortization of $8.4 million was recorded in 2003, $9.3 million in 2002, and $9.2 million in 2001. Based on the current expected term of the Company’s long-term debt, the estimated amortization of deferred financing costs for the next five succeeding years is approximately $6.9 million per year.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Customer list

      Customer list consists of amounts paid to acquire wireless customer lists. Customer list acquisition costs are being amortized on a straight-line basis over five years. Amortization expense of $20.6 million was recorded in 2003, $13.1 million in 2002 and $13.2 million in 2001. Based on the remaining term of the Company’s customer list, the future estimated amortization expense is approximately $33.2 million in 2004, $17.9 million in 2005, $16.0 million in 2006 and 2007 and $11.3 million in 2008.

Derivative Instruments and Hedging Activities

      The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” which requires the Company to record an asset or liability and a transition adjustment, net of income tax benefit, to other comprehensive income or loss for its derivative contracts. All derivatives are recognized on the balance sheet at their fair value. All of the Company’s derivatives that qualify for hedge accounting treatment are “cash flow” hedges. The Company designates its cash flow hedge derivatives as such on the date the derivative contract is entered into. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transaction. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

      The Company’s accumulated other comprehensive loss, net of income tax benefit, was $1.1 million as of December 31, 2002 and $9.1 million as of December 31, 2001. The remaining contracts expired in April 2003, and were reclassified and expensed during 2003, leaving no balance as of December 31, 2003. During 2003, 2002 and 2001, there were no gains or losses reclassified into earnings as a result of the discontinuance of hedge accounting treatment for any of the Company’s derivatives. See Note 6 for further discussion of hedge accounting.

      By using derivative instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are usually placed with counterparties that the Company believes are minimal credit risks. It is the Company’s policy to only enter into derivative contracts with investment grade rated counterparties deemed by management to be competent and competitive market makers.

Revenue Recognition

      The Company recognizes service revenue over the period it is earned. The cost of providing service is recognized as incurred. Airtime and toll revenue are billed in arrears. The Company accrued estimated unbilled revenue for services provided of $10.0 million as of December 31, 2003 and $4.0 million as of December 31, 2002, which is included in accounts receivable in the accompanying consolidated balance sheets. Monthly access charges are billed in advance and are reflected as deferred revenue on the accompanying consolidated balance sheets. Equipment revenue is recognized when the equipment is delivered to the customer. Subscriber acquisition costs (primarily commissions and losses on equipment sales) are expensed as incurred.

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

Disposal of Long-Lived Assets

      The Company accounts for the disposal of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The discontinued operations described in (Note 3) are reflected in the financial statements as “Loss from Discontinued Operations.”

Stock-Based Compensation

      The Company accounts for its stock option plans under APB Opinion 25, “Accounting for Stock Issued to Employees,” under which no compensation cost is recognized. The following schedule shows the Company’s net loss and net loss per share for the last three years, had compensation expense been determined consistent with the SFAS No. 123, “Accounting for Stock-Based Compensation.” The pro forma information presented below is based on several assumptions and should not be viewed as indicative of the Company in future periods.

	2003	2002	2001

	($ in thousands, except for per share amounts)
Net income (loss) applicable to common stockholders:
As reported	$151,041	$(193,076)	$(214,619)
Pro forma stock-based compensation, net of tax	(6,142)	(8,722)	(7,617)

Pro forma	$144,899	$(201,798)	$(222,236)

Basic net income (loss) applicable to common stockholders per common share:
As reported	$1.42	$(2.13)	$(2.28)
Pro forma	$1.36	$(2.23)	$(2.36)
Diluted net income (loss) applicable to common stockholders per common share:
As reported	$1.38	$(2.13)	$(2.28)
Pro forma	$1.32	$(2.23)	$(2.36)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001:

	2003	2002	2001

	(Amounts expressed in percentages)
Interest rate	3.25%	5.10%	5.21%
Expected volatility	150.63%	237.70%	67.11%
Dividend yield	0%	0%	0%

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES: (Continued)

      The weighted average fair value of options granted using the Black-Scholes option pricing model was $3.46 in 2003, $2.09 in 2002 and $15.69 in 2001 assuming an expected life of ten years.

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

      The Company’s Class C and Class D common stock is convertible into 111.44 shares of Class A common stock at the option of the holder. Due to this conversion feature, basic (loss) income per common share is computed by the weighted average number of shares of common stock outstanding on an as converted basis for the period described.

      The following table reconciles the net earnings and common shares outstanding used in the calculations of basic and diluted net income (loss) per share for 2003, 2002 and 2001.

	Net Income (Loss)
	Applicable	Weighted Average
	to Common	Common Shares
	Stockholders	Outstanding

	(In millions except per share data)
Year Ended December 31, 2003:
Basic net income (loss) per share	$1.42	106.3
Dilutive effect of potential common shares issuable upon the exercise of outstanding stock options	(0.04)	3.4

Diluted net income (loss) per share	$1.38	109.7

Year Ended December 31, 2002:
Basic net income (loss) per share	$(2.13)	90.7
Dilutive effect of potential common shares issuable upon the exercise of outstanding stock options	—	—

Diluted net income (loss) per share	$(2.13)	90.7

Year Ended December 31, 2001:
Basic net income (loss) per share	$(2.28)	94.0
Dilutive effect of potential common shares issuable upon the exercise of outstanding stock options	—	—

Diluted net income (loss) per share	$(2.28)	94.0

Use of Estimates

      The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment; valuations of intangible assets; valuation allowances for receivables and inventories; assets and

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES: (Continued)

obligations related to employee benefits; and obligations related to acquired and sold properties. Actual results could differ from those estimates.

Significant Concentrations

      In connection with providing wireless services to customers of other wireless carriers, the Company has contractual agreements with those carriers, which provide for agreed-upon billing rates between the parties. Approximately 80% during the year ended December 31, 2003, 76% during the year ended December 31, 2002 and 78% during the year ended December 31, 2001 of the Company’s roaming revenue was earned from two wireless carriers.

Reclassifications

      Certain reclassifications have been made to the previously presented 2002 and 2001 balances to conform to the current presentation.

Recently Issued Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to cease the amortization of existing goodwill and intangible assets with indefinite lives effective January 1, 2002. As a result of the adoption of SFAS No. 142, the Company reassessed the useful lives of its intangible assets. A significant portion of its intangible assets is classified as “Wireless license acquisition costs,” which represents the Company’s costs associated with acquiring its FCC licenses. These licenses allow the Company to provide wireless services by giving the Company the exclusive right to utilize certain radio frequency spectrum. Although the FCC licenses are issued for only a fixed time, generally ten years, these licenses are renewed by the FCC on a routine basis and for a nominal fee. In addition, the Company has determined that there are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of these FCC licenses. As a result, the Company’s wireless license acquisition costs are treated as indefinite life intangible assets. Therefore, upon implementing SFAS No. 142 in its entirety, the Company ceased the amortization of both its goodwill and its wireless license acquisition costs and now tests for impairment of its goodwill and its wireless license acquisition costs at least annually and only adjusts the carrying amount of these intangible assets upon an impairment of the goodwill or wireless license acquisition costs. The Company also determines on an annual basis whether facts and circumstances continue to support an indefinite useful life.

      During the year ended December 31, 2001, the Company recorded $64.9 million of amortization expense, net of income tax benefit, related to its wireless license acquisition costs. Without this amortization and before considering American Cellular’s impact of this change, the Company’s 2001 operating results would have been:

2001

($ in thousands except
per share data)
Net loss	$(63,360)
Net loss applicable to common stockholders	(149,685)
Net loss applicable to common stockholders per common share	$(1.59)

      In addition, the Company’s then 50%-owned unconsolidated subsidiary, American Cellular, recorded $58.3 million of amortization expense related to its goodwill and $34.5 million of amortization expense, net of

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES: (Continued)

income tax benefit, related to its wireless license acquisition costs, for the year ended December 31, 2001. Without this amortization, American Cellular’s 2001 operating results would have been:

2001

($ in thousands except
per share data)
Net loss	$(44,858)
Net loss applicable to common stockholder	(46,997)
Net loss applicable to common stockholders per common share	$(469,966)

      In accordance with SFAS No. 121, the Company’s accounting policy for impairment of long-lived assets was to review the carrying value of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such circumstances were deemed to exist, the carrying value of the asset would be compared to the estimated undiscounted future cash flows generated by the asset. The Company’s definite life assets will continue to be amortized over their estimated useful lives and are subject to the same impairment criteria. As a result of fully implementing SFAS No. 142 on January 1, 2002, the Company is required to evaluate the carrying value of its indefinite life intangible assets using their fair values, at least annually. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

      Upon implementation of SFAS No. 142, the Company performed a comparison of the carrying amount of its wireless license acquisition costs to the fair value of those assets. For purposes of this comparison, it is the Company’s policy to aggregate its wireless license acquisition costs. The Company determined the fair value of its wireless license acquisition costs based on its estimated future discounted cash flows. Based on the comparison, the Company determined that the carrying amount of its wireless license acquisition costs exceeded their estimated fair value. As a result, the Company recorded a charge, net of income tax benefit, of $33.3 million to reflect the write-down of its wireless license acquisition costs to their fair value and a charge of $140.8 million to reflect its equity in the write-down of the wireless license acquisition costs of its then 50% owned joint venture, American Cellular to their fair values. In addition, at June 30, 2002 and continuing through August 2003, American Cellular failed to comply with the total debt leverage ratio required by its senior credit facility. Due to factors and circumstances impacting American Cellular, American Cellular concluded that it was necessary to re-evaluate the carrying value of its goodwill and its indefinite life intangible assets in accordance with SFAS No. 142. Based on these evaluations at June 30, 2002 and December 31, 2002, American Cellular concluded that there were impairments of its goodwill. Therefore, American Cellular recorded an impairment loss totaling $377.0 million at June 30, 2002, and an additional impairment loss of $423.9 million at December 31, 2002, bringing its total impairment loss on goodwill to $800.9 million for the year ended December 31, 2002. However, after recognizing the Company’s 50% interest in American’s impairment at June 30, 2002, the Company’s investment in the joint venture was written down to zero. Therefore, the additional impairment loss at December 31, 2002, did not impact the Company’s results of operations or financial condition.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 became effective for fiscal years beginning after May 15, 2002, and upon adoption, the Company reclassified extraordinary losses on extinguishment of debt as a financing expense in the prior periods that have had extraordinary losses on debt extinguishments. For the year ended December 31, 2003, the Company had a loss from extinguishment of debt of $52.3 million, see Note 6. For the year ended December 31, 2002, the Company had a gain from extinguishment of debt of $2.2 million, see Note 6.

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

      In May, 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity.” This statement was effective for interim periods beginning after June 15, 2003 and required that mandatorily redeemable preferred stock be classified as a liability and any related accretion of discount and accrual of dividends be charged to the Company’s statement of operations. Prior to June 15, 2003, the charges related to the mandatorily redeemable preferred stock were not reflected in net income (loss), but were reflected in determining net income (loss) applicable to common stockholder. At December 31, 2003, the carrying value of the Company’s mandatorily redeemable preferred stock was $253.3 million. The related dividends that would have been reflected as financing expense was $40.5 million for the six months ended June 30, 2003. Subsequent to the adoption of SFAS No. 150 for the six months ended December 31, 2003, the Company has reflected $30.6 million of its dividends as a financing expense.

      In accordance with the provisions of EITF Topic D-42, as amended at the July 31, 2003 EITF meeting, the Company has reduced the gain on the redemption of preferred stock previously reported in the fourth quarter of 2002 and first quarter of 2003 by the pro rata portion of the respective preferred stock issuance costs associated with the redeemed shares. The gains on the redemptions of preferred stock were reduced by $2.5 million and $1.6 million respectively, which reduced earnings per share for the respective periods by $0.03 and $0.02.

3.	DISCONTINUED OPERATIONS

      On February 17, 2004, the Company transferred its ownership in Maryland RSA 2 wireless property in exchange for Cingular Wireless’ ownership in Michigan RSA 5 wireless property, $22 million in cash and its one-percent ownership interest in Texas RSA 2 and Oklahoma RSAs 5 and 7. The Company is the majority owner of these three markets. The Maryland RSA 2 property has a total population of approximately 470,700, including the cities of Ocean City, Salisbury, Easton and Cambridge. The Michigan RSA 5 property covers a population of approximately 169,400, including the cities of Cadillac, Manistee, and Ludington. The exchange resulted in a net loss of approximately 15,500 subscribers for the Company. As a result of a definitive agreement that was entered into prior to December 31, 2003, and closed on February 17, 2004, the Company has reclassified its historical financial statements to reflect the operation of the Maryland RSA 2 property as discontinued operations. The Company expects to recognize a loss of $12.7 million, net of tax, in connection with this exchange transaction.

      On February 8, 2002, the Company sold California 7 RSA, Ohio 2 RSA and Georgia 1 RSA to Verizon Wireless for a total purchase price of $263.0 million, and American Cellular sold Tennessee 4 RSA to Verizon Wireless for a total purchase price of $202.0 million. In addition, On February 28, 2002, the Company completed another transaction with Verizon Wireless in which the Company sold its 75% ownership interest in Arizona 5 RSA for a total purchase price of $85.0 million. Proceeds from these transactions were used primarily to pay down bank debt. However, at December 31, 2003, $11.3 million of these proceeds were being held in escrow to cover any future contingencies and are shown as restricted assets on the Company’s balance sheet. On June 17, 2003, the Company exchanged its California properties with AT&T Wireless, as described below. The Company’s historical financial statements have been reclassified to reflect the exchange of these properties with AT&T Wireless, the exchange with Cingular Wireless described above and the sale of these properties to Verizon Wireless as discontinued operations in the consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. DISCONTINUED OPERATIONS: (Continued)

      The Company’s consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the markets being sold as discontinued operations. The assets and liabilities of such operations have been classified as “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, on the December 31, 2003 and 2002 consolidated balance sheets and consist of the following:

	December 31, 2003	December 31, 2002

	($ in thousands)
Current assets	$2,637	$11,365
Property, plant and equipment, net	19,606	48,946
Wireless license acquisition costs, net	47,790	191,002
Other assets	10	92

Total assets of discontinued operations	$70,043	$251,405

Current liabilities	$2,654	$5,432
Minority interest	—	1,397
Accrued loss on discontinued operations	19,100	—
Deferred tax liabilities	6,069	59,871

Total liabilities of discontinued operations	$27,823	$66,700

      The net income from discontinued operations was classified on the consolidated statement of operations as “Income from discontinued operations.” Summarized results of discontinued operations are as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001

	($ in thousands)
Operating revenue	$69,695	$127,348	$190,216
Income before income taxes	19,266	39,442	2,705
Income tax expense	(7,321)	(14,988)	(885)
Income from discontinued operations	11,945	24,454	1,820

      The long-term debt of the Company is recorded at the consolidated level and is not reflected by each individual market. Thus, the Company has allocated a portion of interest expense to the discontinued operations based on these markets’ pro rata population coverage to properly reflect the interest that was incurred to finance the operations for these markets. The interest expense allocated to these operations was $5.2 million for the year ended December 31, 2003, $13.0 million for the year ended December 31, 2002 and $31.4 million for the year ended December 31, 2001.

      The Company completed the sale of Ohio 2 RSA, California 7 RSA and Georgia 1 RSA on February 8, 2002 and the sale of Arizona 5 RSA on February 28, 2002, and recorded income from discontinued operations totaling $5.1 million, net of tax expense, for the year ended December 31, 2002 and recorded the related gains on the sale totaling $88.3 million, net of tax expense, for the year ended December 31, 2002.

      The net loss from discontinued operations from the Company’s previous investment in joint venture represents the discontinued operations from American Cellular. The Company previously owned 50% of the

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. DISCONTINUED OPERATIONS: (Continued)

joint venture, which owned American Cellular. As of August 19, 2003, American Cellular is a wholly-owned subsidiary of the Company. The results are as follows:

	Period from
	January 1, 2002	Year Ended
	Through Disposition	December 31, 2001

	($ in thousands)
Operating revenue	$2,319	$30,976
Loss before income taxes	(1,090)	(251)
Income tax benefit (expense)	436	(1,188)
Loss from discontinued operations	(654)	(1,439)

      American Cellular also allocated a portion of interest expense to its discontinued operations to properly reflect the interest that was incurred by American Cellular to finance the operations of its Tennessee 4 RSA market. The interest expense allocated to this market was $1.0 million for the period from January 1, 2002 through (February 8, 2002), the date of disposition and $9.6 million for the year ended December 31, 2001.

      American Cellular completed the sale of Tennessee 4 RSA on February 8, 2002 and recorded operating losses incurred through February 8, 2002, and the related gain on the sale totaling $12.8 million, net of tax expense.

4.	BUSINESS COMBINATIONS

      On August 8, 2003, American Cellular Corporation (“American Cellular”), a 50%-owned joint venture of the Company, and ACC Escrow Corp., a newly formed, wholly-owned, indirect subsidiary of the Company, completed the offering of $900.0 million aggregate principal amount of 10% senior notes due 2011. The senior notes were issued at par by ACC Escrow Corp. ACC Escrow Corp. was merged into American Cellular as part of the restructuring, described below and American Cellular assumed ACC Escrow Corp.’s obligations under these senior notes. The net proceeds from the offering were used to fully repay American Cellular’s existing bank credit facility and to pay expenses of the restructuring. DCC is not a guarantor of these senior notes. All material subsidiaries of American Cellular are the guarantors of these senior notes.

      On August 19, 2003, the Company and American Cellular completed an exchange offer for American Cellular’s existing 9.5% senior subordinated notes due 2009 (the “existing notes”). This exchange offer resulted in the restructuring of American Cellular’s indebtedness and equity ownership. As part of the American Cellular restructuring, holders of $681.9 million of the $700.0 million of notes tendered their notes. In exchange for the tendered notes, the old noteholders received from the Company 43.9 million shares of the Company’s Class A common stock, 681,900 shares of the Company’s convertible preferred stock with an aggregate liquidation preference of $121.8 million, convertible into a maximum of 13.9 million shares of the Company’s Class A common stock, and $48.7 million in cash. In addition, the Company issued an additional 4,301 shares of its Series F convertible preferred stock and 276,848 shares of its Class A common stock in payment of certain fees. Upon consummation of the restructuring, American Cellular became a wholly-owned subsidiary of the Company. Therefore, American’s assets, liabilities and results of operations have been included in the accompanying consolidated financials from the date of acquisition.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BUSINESS COMBINATIONS: (Continued)

      The calculation of the purchase price of American Cellular and the allocation of the acquired assets and assumed liabilities for American Cellular are as follows:

(In millions, except
share price)

Calculation and preliminary allocation of purchase price:
Shares of Dobson common stock issued	44.2
Dobson stock price at acquisition	$6.84

Fair value of common stock issued	$302.0
Plus fair value of Dobson convertible preferred stock issued	122.5
Plus cash paid to American Cellular noteholders	50.0

Total purchase price	474.5
Plus fair value of liabilities assumed by Dobson:
Current liabilities	74.8
Long-term debt	912.6
Other non-current liabilities	1.8
Deferred income taxes	168.0

Total purchase price plus liabilities assumed	$1,631.7

Fair value of assets acquired by Dobson:
Current assets	104.8
Property, plant and equipment	186.5
Wireless licenses	669.2
Customer lists	81.1
Deferred financing costs	19.0
Other non-current assets	0.6
Goodwill (none deductible for income taxes)	570.5

Total fair value of assets acquired	$1,631.7

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

      Prior to the restructuring, American Cellular had net operating loss, or NOL, carryforwards of approximately $320 million. The restructuring transactions resulted in the reduction of approximately $200 million of those NOL carryforwards. After the restructuring, approximately $120 million of NOL carryforwards remain available to American Cellular. However, the restructuring also resulted in an ownership change within the meaning of the Internal Revenue Code Section 382 and the regulations thereunder. This ownership change limits the amount of previously generated NOL carryforwards that American Cellular can utilize to offset future taxable income. American Cellular has reviewed the need for a valuation allowance against these NOL carryforwards. Based on a review of taxable income, history and trends, forecasted taxable income, expiration of carryforwards and limitations on the annual use of the carryforwards, American Cellular has not provided a valuation allowance for the NOL carryforwards because management believes that it is

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BUSINESS COMBINATIONS: (Continued)

more likely than not that all of the NOL carryforwards of American Cellular will be realized prior to their expiration.

      On June 17, 2003, the Company transferred its two remaining wireless properties in California to AT&T Wireless in exchange for its two wireless properties in Alaska, and all of the outstanding shares of its Series AA preferred stock that it previously held, which, the Company then cancelled.

      The cost of the acquired Alaska assets was $126.0 million. As part of the exchange agreements, the Company and AT&T Wireless agreed to make or receive a payment based on relative working capital balances for the affected markets. The Company estimated a payment of $10.2 million would be required, $8.7 million of this estimate has been paid, which leaves an estimate of $1.5 million remaining. The Company has determined a preliminary purchase price allocation and will finalize in future periods when the determination of final tax basis assumed is completed. The Alaska assets, liabilities and results of operations have been included in the accompanying consolidated financials from the date of acquisition. The Company has reclassified its financial statements to reflect the operations of its California properties as discontinued operations, see Note 3 above.

      The above business combinations are accounted for as purchases. Accordingly, the related statement of financial positions and their results of operations have been included in the accompanying consolidated statements of operations from the date of acquisition. The unaudited pro forma information set forth below includes all business combinations that occurred during 2003, as if the combinations occurred at the beginning of the period presented. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time:

	For the Year Ended
	December 31,

	2003	2002

	($ in thousands)
Operating revenue	$1,075,787	$1,059,691
Loss from continuing operations	(32,545)	(766,640)
Net loss before cumulative effect of accounting changes	(5,814)	(634,644)
Net loss	(5,814)	(1,090,398)
Net income (loss) applicable to common stockholders	163,682	(1,125,762)

      Subsequent to December 31, 2003, the Company transferred its ownership in Maryland RSA 2 wireless property in exchange for Cingular Wireless’ ownership in Michigan RSA 5. The Company is accounting for the exchange as a sale of Maryland RSA 2 and a purchase of Michigan RSA 5. The Maryland RSA 2 property has a total population of approximately 470,700, including the cities of Ocean City, Salisbury, Easton and Cambridge. The Michigan RSA 5 property covers a population of approximately 169,400, including the cities of Cadillac, Manistee, and Ludington. The exchange resulted in a net loss of approximately 15,500 subscribers for the Company. As part of the transaction, Cingular Wireless paid the Company $22 million in cash and transferred to the Company its one-percent ownership interest in Texas RSA 2 and Oklahoma RSAs 5 and 7. The Company is the majority owner of these three markets.

      On December 23, 2003, the Company entered into a definitive agreement to acquire the assets of NPI for approximately $28 million. NPI owns PCS licenses covering a total population of 1.2 million. Its GSM network currently covers a total population of 1.0 million in northern Michigan. NPI has approximately 35,000 subscribers. This transaction is expected to close in the second quarter of 2004 and is subject to regulatory approvals and other customary closing conditions.

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

      The following is a summary of the significant financial information for joint venture and its subsidiary, American Cellular, as of December 31, 2002, and for the period from January 1, 2003 through August 18, 2003 and for the years ended December 31, 2002 and 2001:

December 31, 2002

($ in thousands)
Current assets	$102,199
Property, plant and equipment, net	185,935
Intangible assets	915,845
Other assets	5,939
Current liabilities	1,659,503
Preferred stock	35,000
Other liabilities	43,690
Member’s deficit	(528,275)

	Period from	For the Year	For the Year
	January 1, 2003 through	Ended	Ended
	August 18, 2003	December 31, 2002	December 31, 2001

	($ in thousands)
Operating revenue	$288,727	$452,830	$417,243
Operating income (loss)	83,677	(687,342)	(26,690)
Income (loss) from continuing operations	2,339	(813,575)	(136,224)
Income (loss) from discontinued operations and sale of discontinued operations, net	—	12,818	(1,439)
Cumulative effect of change in accounting principle, net	—	(281,640)	—
Extraordinary gain, net	131,009	—	—
Dividends	(2,545)	(4,661)	(2,139)
Net income (loss) applicable to members	130,803	(1,087,058)	(139,802)

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE: (Continued)

      On August 19, 2003, as described in Note 4, the Company and American Cellular completed the restructuring of American Cellular’s indebtedness and equity ownership. Upon consummation of the restructuring, American Cellular became a wholly-owned subsidiary of the Company.

6.	LONG-TERM DEBT

      The Company’s long-term debt as of December 31, 2003 and 2002, consisted of the following:

	2003	2002

	($ in thousands)
Credit facilities	$548,625	$786,382
Dobson/ Sygnet senior notes	5,245	188,500
10.875% DCC senior notes, net of discount	298,443	298,238
8.875% DCC senior notes	650,000	—
10% ACC senior notes	900,000	—
Other notes payable, net	12,871	20

Total debt	2,415,184	1,273,140
Less-current maturities	5,500	50,704

Total long-term debt	$2,409,684	$1,222,436

Credit Facilities

Dobson Operating Co., L.L.C. Credit Facility

      The DOC LLC credit facility included a $204.5 million revolving credit facility and $279.6 million remaining of term loan facilities consisting of a Term A facility of $130.2 million, a Term B Facility of $80.7 million and an additional Term B Facility of $68.7 million. On September 26, 2003, the Company used a portion of the net proceeds of its offering of $650 million 8.875% senior notes to repay all amounts outstanding under this credit facility, as described below. This prepayment resulted in a loss from extinguishment of debt of $11.0 million, due to the write off of related deferred financing costs

Sygnet Wireless Credit Facility

      The Company’s indirect wholly-owned subsidiary, Sygnet Wireless, was a party to a secured credit agreement for an aggregate of $267.1 million, consisting of a $3.4 million revolving credit facility and $263.7 million of term loans. On September 26, 2003, in connection with the offering of $650 million 8.875% senior notes, as described below, $213.1 million of this credit facility was repaid. On October 24, 2003, the Company repaid the remaining balance of this credit facility, as described below. For the year ended December 31, 2003, this prepayment resulted in a loss from extinguishment of debt of $21.0 million, due to the write off of related deferred financing costs.

Dobson/ Sygnet Senior Notes

      The Company’s subsidiary, Dobson/ Sygnet, had outstanding $200.0 million aggregate principal amount of senior notes. On September 30, 2002, the Company purchased $11.5 million principal amount of these senior notes for $8.9 million and the Company recognized a gain from extinguishment of debt of $2.2 million after the write off of related deferred financing costs. On October 24, 2003, the Company purchased an additional $183.3 million principal amount of these senior notes for $205.5 million and the Company recognized a loss from extinguishment of debt of $20.3 million due to the premium paid and the write off of

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT: (Continued)

related deferred financing costs. On a consolidated basis at December 31, 2003, the outstanding Dobson/ Sygnet senior notes had an outstanding principal balance totaling $5.2 million. Subsequent to year end, the Company redeemed the remaining $5.2 million of these senior notes. Dobson/Sygnet was merged into DCS on October 23, 2003.

DCC Senior Notes

      On September 26, 2003, the Company completed its offering of $650 million aggregate principal amount of 8.875% senior notes due 2013. The net proceeds from the offering, together with borrowings under a new $700 million credit facility that was obtained by the Company’s wholly-owned subsidiary, DCS, in October 2003, were used to refinance and replace the existing credit facilities of the Company’s subsidiaries, to fund the repurchase of $183.3 million principal amount of Dobson/ Sygnet’s 12.25% senior notes, to fund the repurchase of 246,967 shares of the Company’s 12.25% senior exchangeable preferred stock having an aggregate liquidation preference of $248.3 million, and for general corporate purposes. American Cellular is an unrestricted subsidiary for purposes of the Company’s 8.875% senior notes. The 8.875% senior notes contain restrictive covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or distributions on equity, purchase or redeem junior securities and make certain investments, place restrictions on distributions and other payments from restricted subsidiaries, sell assets, create or incur liens, merge or consolidate with or transfer substantial assets to another entity, engage in transactions with affiliates or engage in any business other than permitted businesses. Subsequent to December 31, 2003, the Company purchased $55.5 million principal amount of its 8.875% senior notes for the purchase price of $48.3 million, excluding accrued interest.

      On June 15, 2000, the Company issued $300.0 million principal amount of its 10.875% senior notes maturing on July 1, 2010. The Company used $207.0 million of the net proceeds to pay down the DOC LLC credit facility. The Company has and will continue to use the balance of the net proceeds for working capital and other general corporate purposes. The notes are redeemable at any time. American Cellular is an unrestricted subsidiary for purposes of the Company’s 10.875% senior notes. The 10.875% senior notes contain restrictive covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or distributions on equity, purchase or redeem junior securities and make certain investments, place restrictions on distributions and other payments from restricted subsidiaries, sell assets, create or incur liens, merge or consolidate with or transfer substantial assets to another entity, engage in transactions with affiliates or engage in any business other than permitted businesses.

American Cellular Senior Notes

      On August 8, 2003, ACC Escrow Corp., a newly formed, wholly-owned, indirect subsidiary of the Company, completed the offering of $900.0 million aggregate principal amount of 10% senior notes due 2011. The senior notes were issued at par on August 8, 2003, by ACC Escrow Corp. ACC Escrow Corp. merged into American Cellular as part of the restructuring. The net proceeds from the offering were used to fully repay American Cellular’s existing bank credit facility and to pay expenses of the restructuring. DCC is not a guarantor of these senior notes. All material subsidiaries of American Cellular are guarantors of these senior notes. The American Cellular 10% senior notes contain restrictive covenants that, among other things, limit the ability of American Cellular to incur additional indebtedness, make restricted payments, sell assets, create or incur liens, places restrictions on distributions and other payments, merge or consolidate with or transfer substantial assets to another entity, engage in transactions with related persons or engage in any business other than permitted businesses.

      During 2001, American Cellular sold, in two transactions, $700 million principal amount of 9.5% senior subordinated notes due 2009 at a discount of $6.9 million. The discount was being amortized over the life of

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT: (Continued)

the notes. As part of the restructuring of American Cellular, holders of $681.9 million outstanding principal amount of these senior notes received approximately $48.7 million in cash, 43.9 million shares of newly issued shares of the Company’s Class A common stock, and 681,900 shares of a new series of the Company’s convertible preferred stock, which has an aggregate liquidation preference of approximately $121.8 million and is convertible into a maximum of 13.9 million shares of the Company’s Class A common stock. There remains outstanding $18.1 million liquidation value of American Cellular’s 9.5% senior subordinated notes.

DCS Credit Facility

      On October 23, 2003, the Company caused Sygnet Wireless, (its parent, Dobson/ Sygnet Communications Company, and its wholly-owned subsidiary, Sygnet Communications, Inc.), to be merged with and into the Company’s wholly-owned subsidiary, DCS, and caused DOC LLC immediately thereafter to terminate its revolving credit facility and replace it with a new senior secured credit facility consisting of:

•	a 6-year $150.0 million senior secured revolving credit facility, and

•	a 6.5-year $550.0 million senior secured term loan facility.

      The DCS credit facility is guaranteed by the Company, DOC LLC and each of DCS’s direct subsidiaries and is secured by a first priority security interest in all of the tangible and intangible assets of DCS. The DCS credit facility is not guaranteed by American Cellular or any of its subsidiaries.

      Interest on the DCS credit facility is currently based on a LIBOR formula plus a spread. The weighted average interest rate for the year ended December 31, 2003, was 5.0%. At December 31, 2003, the Company had $548.6 million outstanding under the term loan of this credit facility, and the Company had the entire $150.0 million of the revolving credit facility available.

      Under specified terms and conditions, including covenant compliance, the amount available under the DCS credit facility may be increased by an incremental facility of up to $200.0 million. The Company has the right to make no more than four requests to increase the amount of the credit facility and with respect to the revolving credit facility, it must be made at least 12 months prior to the credit termination date and with respect to the term loan facility, it must be made within 30 months of the closing date. Any incremental facility will have a maturity greater than the weighted average life of the existing debt under the DCS credit facility.

      Under the DCS credit facility there are mandatory scheduled principal or amortization payments of the term loan facility and no reductions in commitments under the revolving credit facility. The term loan facility will amortize 1% per annum for the first 5.5 years and in equal quarterly installments for the balance in the final year. The revolving credit facility is scheduled to mature in April 2009 and the term loan facility is scheduled to mature in April 2010. However, if the Company has not refinanced or repaid its 10.875% senior notes by January 31, 2010, then the term loan facility will mature on January 31, 2010.

      DCS also is required to make mandatory reductions of the credit facility with the net cash proceeds received from certain issuances of debt and equity and upon any material sale of assets by DCS and its subsidiaries.

      The DCS credit agreement contains covenants that, subject to specified exceptions, limit the Company’s ability to:

•	make capital expenditures;

•	sell or dispose of assets;

•	incur additional debt;

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT: (Continued)

•	create liens;

•	merge with or acquire other companies;

•	engage in transactions with affiliates, including dividend restrictions; and

•	make loans, investments, advances or stock repurchases.

Minimum Future Payments

      Minimum future payments of long-term debt for years subsequent to December 31, 2003, are as follows:

($ in thousands)

2004	$5,500
2005	5,500
2006	5,500
2007	5,520
2008	10,744
2009 and thereafter	2,382,420

$2,415,184

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT: (Continued)

      Set forth below are condensed consolidating financial statements of Dobson Communications Corporation as of December 31, 2003 and for the year ended December 31, 2003. These financials include Dobson Cellular Systems (“DCS”), (the guarantor of the DCS credit facility) and American Cellular (American Cellular’s subsidiaries are the guarantors of its $900 million aggregate principal amount of senior notes) from the date of acquisition through December 31, 2003.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2003

	DCS	ACC	Parent	Eliminations	Consolidated

		($ in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,387	$27,505	$121,347	$—	$208,239
Restricted cash and investments	7,279	4,165	—	—	11,444
Accounts receivable	61,903	35,415	—	—	97,318
Inventory	8,642	3,752	—	—	12,394
Prepaid expenses and other	16,845	8,301	10	—	25,156

Total current assets	154,056	79,138	121,357	—	354,551

PROPERTY, PLANT AND EQUIPMENT, net	331,434	205,200	—	—	536,634

OTHER ASSETS:
Net intercompany (payable) receivable	(71,353)	7,059	78,456	(14,162)	—
Restricted assets	525	—	—	—	525
Goodwill	31,784	570,525	1,142	—	603,451
Wireless license acquisition costs	1,076,083	669,169	14,099	—	1,759,351
Deferred financing costs, net	14,611	18,044	18,714	—	51,369
Other intangibles, net	19,127	75,253	—	—	94,380
Assets of discontinued operations	70,043	—	—	—	70,043
Other non-current assets	8,024	620	1,561,364	(1,561,372)	8,636

Total other assets	1,148,844	1,340,670	1,673,775	(1,575,534)	2,587,755

Total assets	$1,634,334	$1,625,008	$1,795,132	$(1,575,534)	$3,478,940

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	86,506	17,934	—	—	104,440
Accrued expenses	21,520	10,865	170	—	32,555
Accrued interest	2,773	39,557	45,939	(14,162)	74,107
Deferred revenue and customer deposits	14,414	12,526	7	—	26,947
Current portion of long-term debt	5,500	—	—	—	5,500
Accrued dividends payable	—	—	8,604	—	8,604
Current portion of obligations under capital leases	782	—	—	—	782

Total current liabilities	131,495	80,882	54,720	(14,162)	252,935

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT: (Continued)

	DCS	ACC	Parent	Eliminations	Consolidated

		($ in thousands)
OTHER LIABILITIES:
Long-term debt, net of current portion	548,370	912,851	948,463	—	2,409,684
Deferred tax liabilities	136,691	169,162	97,924	(117,929)	285,848
Senior exchangeable preferred stock, net	—	—	253,260	—	253,260
Liabilities of discontinued operations	27,823	—	—	—	27,823
Other non-current liabilities	6,495	6,814	—	—	13,309
Series F convertible preferred stock	—	—	122,536	—	122,536
STOCKHOLDERS’ EQUITY:
Total stockholders’ equity	783,460	455,299	318,229	(1,443,443)	113,545

Total liabilities and stockholders’ equity	$1,634,334	$1,625,008	$1,795,132	$(1,575,534)	$3,478,940

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT: (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2003

	DCS	ACC	Parent	Eliminations	Consolidated

		($ in thousands)
OPERATING REVENUE:
Service revenue	$388,858	$117,002	$—	$—	$505,860
Roaming revenue	161,251	39,948	—	—	201,199
Equipment and other revenue	25,320	5,673	—	(2,298)	28,695

Total operating revenue	575,429	162,623	—	(2,298)	735,754

OPERATING EXPENSES:
Cost of service (exclusive of items shown separately below)	138,564	35,460	—	(588)	173,436
Cost of equipment	41,508	15,104	—	—	56,612
Marketing and selling	58,530	21,017	—	—	79,547
General and administrative	76,588	31,210	20	(1,710)	106,108
Depreciation and amortization	90,777	28,647	—	—	119,424

Total operating expenses	405,967	131,438	20	(2,298)	535,127

OPERATING INCOME (LOSS)	169,462	31,185	(20)	—	200,627

OTHER (EXPENSE) INCOME:
Interest expense	(53,735)	(37,773)	(53,938)	7,298	(138,148)
Loss from extinguishment of debt	(52,277)	—	—	—	(52,277)
Loss from redemption and repurchase of preferred stock	—	—	(26,777)	—	(26,777)
Dividends on mandatory redeemable preferred stock	—	—	(30,568)	—	(30,568)
Dividend from DCS	—	—	295,438	(295,438)	—
Dividend from ACC	—	—	14,900	(14,900)	—
Other income (expense), net	6,309	(426)	5,244	(7,298)	3,829

INCOME (LOSS) BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	69,759	(7,014)	204,279	(310,338)	(43,314)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(6,541)	—	—	—	(6,541)

INCOME (LOSS) BEFORE INCOME TAXES	63,218	(7,014)	204,279	(310,338)	(49,855)
Income tax (expense) benefit	(22,023)	2,665	(99,416)	117,929	(845)

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT: (Continued)

	DCS	ACC	Parent	Eliminations	Consolidated

		($ in thousands)
INCOME (LOSS) FROM CONTINUING OPERATIONS	41,195	(4,349)	104,863	(192,409)	(50,700)
Income from discontinued operations and disposal of discontinued operations, net of income tax expense	26,731	—	—	—	26,731

NET INCOME	67,926	(4,349)	104,863	(192,409)	(23,969)
Dividends on preferred stock	—	—	(43,300)	—	(43,300)
Gain on redemption and repurchase of preferred stock	—	—	218,310	—	218,310

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$67,926	$(4,349)	$279,873	$(192,409)	$151,041

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT: (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2003

	DCS	ACC	Parent	Eliminations	Consolidated

	($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$41,195	$(4,349)	$104,863	$(192,409)	$(50,700)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects of acquisitions -
Depreciation and amortization	90,777	28,647	—	—	119,424
Amortization of bond premium and financing costs	6,379	1,075	1,433	—	8,887
Deferred income taxes	27,754	(2,363)	(139,687)	117,929	3,633
Noncash mandatorily redeemable preferred stock dividends	—	—	7,174	—	7,174
Cash provided by operating activities of discontinued operations	25,366	—	—	—	25,366
Gain on disposition of assets, net	244	1	—	—	245
Loss on extinguishment of debt	52,277	—	—	—	52,277
Loss from redemption and repurchase of preferred stock	—	—	26,777	—	26,777
Minority interests in income of subsidiaries	6,542	—	—	—	6,542
Changes in current assets and liabilities —
Accounts receivable	5,847	11,003	—	—	16,850
Inventory	(2,861)	(343)	—	—	(3,204)
Prepaid expenses and other	(1,839)	864	—	—	(975)
Accounts payable	26,138	(6,112)	—	—	20,026
Accrued expenses	(7,384)	18,761	13,327	—	24,704
Deferred revenue and customer deposits	1,487	1,275	—	—	2,762

Net cash provided by (used in) operating activities	271,922	48,459	13,887	(74,480)	259,788

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(122,511)	(41,410)	—	—	(163,921)
Purchase of wireless license and properties	(123)	—	(57,536)	—	(57,659)
Cash acquired through acquisition of American Cellular Corporation	—	35,819	—	—	35,819
(Increase) decrease in receivable-affiliates	23,337	(17,422)	(89,573)	74,480	(9,178)
Proceeds from sale of property, plant and equipment	13	—	—	—	13
Refund of funds held in escrow for contingencies on sold assets	7,094	—	—	—	7,094
Cash used in investing activities from discontinued operations	(4,966)	—	—	—	(4,966)
Other investing activities	13,545	—	(92)	—	13,453

Net cash (used in) provided by investing activities	(83,611)	(23,013)	(147,201)	74,480	(179,345)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	550,000	900,000	650,000	—	2,100,000
Repayments of long-term debt	(997,225)	(864,294)	11,500	—	(1,850,019)
Distributions to partners	(8,040)	—	—	—	(8,040)
Preferred stock dividends	—	—	(12,008)	—	(12,008)
Issuance of common stock	—	—	903	—	903
Redemption and repurchases of exchangeable preferred stock	—	—	(347,588)	—	(347,588)
Capital contribution from parent	527,000	—	(527,000)	—	—
Dividend to parent	(295,438)	(14,900)	310,338	—	—
Deferred financing costs	(15,082)	(18,831)	(13,192)	—	(47,105)
Other financing activities	(1,367)	84	883	—	(400)

Net cash (used in) provided by financing activities	(240,152)	2,059	73,836	—	(164,257)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(51,841)	27,505	(59,478)	—	(83,814)
CASH AND CASH EQUIVALENTS, beginning of period	111,228	—	180,825	—	292,053

CASH AND CASH EQUIVALENTS, end of period	$59,387	$27,505	$121,347	$—	$208,239

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT: (Continued)

Interest Rate Hedges

      The Company pays interest on its bank credit facilities at a variable factor, based on a LIBOR formula plus a spread. The Company will from time-to-time enter into derivative contracts to reduce exposure against changes in interest rates.

      The Company had a $135.0 million derivative contract on the credit facility of its wholly-owned subsidiary, DOC LLC, whereby the interest rate was fixed at 6.9%, plus a factor based on DOC LLC’s leverage. This derivative contract expired in April 2003. The Company had a $190.0 million derivative contract on the credit facility of its wholly-owned subsidiary, DOC LLC, whereby the interest rate was fixed at 6.5%, plus a factor based on DOC LLC’s leverage. This derivative contract expired in October 2002. Additionally, the Company previously entered into a $300.0 million derivative contract on the DOC LLC credit facility whereby the interest rate had a cap of 8.5% plus a factor based on DOC LLC’s leverage, this derivative contract expired on March 13, 2002.

      On January 1, 2001, the Company implemented SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity”. With this implementation, the Company began recording a liability and a transition adjustment, net of income tax benefit, to other comprehensive loss during 2001 in connection with these derivative contracts. The Company’s accumulated other comprehensive loss, net of income tax benefit, was $1.1 million at December 31, 2002. These contracts were reclassified and expensed during 2003.

Debt of DCCLP

      On May 19, 2003, the Company’s principal stockholder DCCLP, entered into an agreement with Bank of America to amend and restructure DCCLP’s loan. The agreement eliminates the change of control risk to the Company related to possible future default on the DCCLP loan. Under the new five-year loan agreement, the amount owed by DCCLP to Bank of America has been reduced to $60 million, with interest payable at Bank of America’s prime interest rate. Under the terms of the agreement, DCCLP transferred 32.5 million shares of the Company’s Class A common stock to Bank of America. During the fourth quarter 2003, Bank of America had sold all of the Company’s Class A common stock that it had acquired from DCCLP.

7.	LEASES, COMMITMENTS AND CONTINGENCIES

Leases

      The Company is obligated under capital leases covering furniture and office equipment. At December 31, 2003 and 2002, the gross amount of furniture and office equipment and the related depreciation recorded under capital leases was as follows:

	2003	2002

	($ in thousands)
Furniture and office equipment	$2,799	$5,299
Accumulated depreciation	(773)	(901)

	$2,026	$4,398

      The Company has numerous operating leases; these leases are primarily for its administrative offices, including its corporate office, retail stores, cell sites towers and their locations and vehicles. Future minimum

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LEASES, COMMITMENTS AND CONTINGENCIES: (Continued)

lease payments required under capital and operating leases that have an initial or remaining noncancellable lease term in excess of one year at December 31, 2003, are as follows:

	Capital	Operating
	Leases	Leases

	($ in thousands)
2004	$843	$33,461
2005	319	29,025
2006	—	23,613
2007	—	20,456
2008	—	14,951
2009 and thereafter	—	48,537

Total minimum lease payments	$1,162
Less-amount representing interest	(67)

Total obligations under capital lease	1,095
Less — Current portion of obligations under capital leases	(782)

Total obligations under capital leases, net of current portion	$313

      Lease expense under the above leases was $30.5 million for the year ended December 31, 2003, $22.5 million for the year ended December 31, 2002 and $20.5 million for the year ended December 31, 2001. Included in the future minimum lease payments above are future requirements for certain capital leases the Company entered into during 2002 and 2001 for furniture and office equipment. These capital leases have anywhere from a three to five year lease term and offer a bargain purchase price at the end of the lease term. The depreciation related to these assets is included in the Company’s depreciation expense and the obligation is included in the Company’s other non-current liabilities.

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

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	REDEEMABLE PREFERRED STOCK

      As of December 31, 2003, 2002 and 2001, the Company’s authorized and outstanding preferred stock was as follows:

									Other
									Features,
		No. of Shares	No. of Shares	No. of Shares					Rights,
	No. of	Outstanding at	Outstanding at	Outstanding at			Liquidation	Mandatory	Preferences
	Shares	December 31,	December 31,	December 31,	Par Value		Preference	Redemption	and
Class	Authorized	2003	2002	2001	Per Share	Dividends	Per Share	Date	Powers

Senior Exchangeable	60,997	60,997	374,941	367,425	$1.00	12.25% Cumulative	$1,000	Jan. 15, 2008	Non-voting
Senior Exchangeable	404,040	196,003	198,780	234,973	$1.00	13% Cumulative	$1,000	May 1, 2009	Non-voting
Series AA	—	—	200,000	200,000	$1.00	5.96% Cumulative	$1,000	Feb. 8, 2011	Non-voting
Class E	40,000	—	—	—	$1.00	15% Cumulative	$1,131.92	Dec. 23, 2010	Non-voting
Series F	1,900,000	686,201	—	—	$1.00	6% Cumulative	$178.571	Aug. 18, 2016	Non-voting
Other	3,594,963	—	—	—	—	—	—	—	—

	6,000,000	943,201	773,721	802,398

      The Company issued 175,000 shares of 12.25% senior exchangeable preferred stock in April 1998 and 64,646 shares of additional 12.25% senior exchangeable preferred stock in December 1998, mandatorily redeemable on January 15, 2008 for $1,000 per share plus accrued and unpaid dividends. Holders of the preferred stock are entitled to cumulative quarterly dividends from the date of issuance and a liquidation preference of $1,000 per share with rights over the other classes of capital stock. On or before January 15, 2003, the Company could have paid dividends, at its option, in cash or in additional fully paid and nonassessable senior preferred stock having an aggregate liquidation preference equal to the amount of such dividends. However, after January 15, 2003, the Company was required to pay dividends in cash. Additionally, the preferred stock was redeemable at the option of the Company on or after January 15, 2003. Holders of the preferred stock have no voting rights. In the event that dividends are not paid for any four quarters, whether or not consecutive, or upon certain other events (including failure to comply with covenants and failure to pay the mandatory redemption price when due), then the number of directors constituting the Company’s Board of Directors will be adjusted to permit the holders of the majority of the then outstanding senior preferred stock, voting separately as a class, to elect two directors. At December 31, 2003, the Company’s 12.25% senior exchangeable preferred stock totaled $61.0 million less the unamortized financing costs of $0.6 million and the unamortized discount of $1.2 million.

      In May 1999, the Company issued 170,000 shares of 13% senior exchangeable preferred stock mandatorily redeemable on May 1, 2009 for $1,000 per share. Holders of the preferred stock are entitled to cumulative quarterly dividends from the date of issuance and a liquidation preference of $1,000 per share with rights over the other classes of capital stock and equal to the 12.25% senior exchangeable preferred stock. On or before May 1, 2004, the Company may pay dividends, at its option, in cash or in additional shares having an aggregate liquidation preference equal to the amount of such dividends. However, after May 1, 2004, the Company must pay dividends in cash. Additionally, the preferred stock is redeemable at the option of the Company on or after May 1, 2004. Holders of the preferred stock have no voting rights. In the event that dividends are not paid for any four quarters, whether or not consecutive, or upon certain other events (including failure to comply with covenants and failure to pay the mandatory redemption price when due), then the number of directors constituting the Company’s Board of Directors will be adjusted to permit the holders of the majority of the then outstanding senior preferred stock, voting separately as a class, to elect two directors. At December 31, 2003, the Company’s 13% senior exchangeable preferred stock totaled $196.0 million less the unamortized financing costs of $1.9 million.

      On February 8, 2001 the Company issued 200,000 shares of its Series AA preferred stock, par value $1.00 per share (“Series AA preferred stock”) to AT&T Wireless for aggregate cash proceeds of $200.0 million. At December 31, 2002, the Company had $23.0 million in accrued dividends payable on its balance sheet related to this issue. On June 17, 2003 the Company completed an exchange offer with AT&T Wireless that, among

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     REDEEMABLE PREFERRED STOCK: (Continued)

other things, resulted in AT&T Wireless transferring to the Company all of its outstanding shares of Series AA preferred stock. Upon receipt of the Series AA preferred stock the Company canceled that issue, including the related accrued dividends. See Note 4 for further details of this exchange.

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

      During 2002, the Company acquired shares of its 12.25% senior exchangeable preferred stock having a carrying value of $40.3 million and shares of its 13% senior exchangeable preferred stock having a carrying value of $68.7 million through repurchases, including dividends issued on the repurchased shares after the date of repurchase. The preferred stock acquired totaled 109,015 shares for $38.7 million, all of which were canceled on December 31, 2002. Including deferred financing costs, this repurchase resulted in an excess of carrying value over repurchase price of preferred stock totaling $67.8 million. The excess of carrying value over repurchase price has been included in net income applicable to common stockholders.

      During the first quarter of 2003, the Company repurchased a total of $32.7 million carrying value of its 12.25% senior exchangeable preferred stock and $27.5 million carrying value of its 13% senior exchangeable preferred stock. The preferred stock repurchase totaled 60,207 shares for $36.6 million, all of which were canceled by March 31, 2003. Including deferred financing costs, this repurchase resulted in an excess of carrying value over repurchase price of preferred stock totaling $22.1 million. The excess of carrying value over repurchase price has been included in net income applicable to common stockholders. On October 31, 2003, the Company repurchased an additional 246,967 shares of its 12.25% senior exchangeable preferred stock, and on December 30, 2003 the Company repurchased an additional 46,134 shares of its 12.25% senior exchangeable preferred stock. The Company adopted SFAS No. 150 in July of 2003, therefore, the October and December repurchases resulted in a loss from extinguishment of debt totaling $26.8 million, and are included in the Company’s loss from continuing operations.

      The Company recorded preferred stock dividends of $73.9 million for the year ended December 31, 2003 consisting primarily of $34.2 million of cash dividends on its 12.25% senior exchangeable preferred stock, $6.3 million through the issuance of additional and accrued shares on its 12.25% senior exchangeable preferred stock, $25.1 million of dividends on its 13% senior exchangeable preferred stock through the issuance of additional shares, $5.5 million of accrued dividends on its Series AA preferred stock and $1.2 million of cash dividends and $1.6 million of accrued dividends on its Series F convertible preferred stock (resulting in a total liquidation preference of $61.0 million of 12.25% senior exchangeable preferred stock, $200.3 million of 13% senior exchangeable preferred stock and $125.3 million Series F convertible preferred stock, as of December 31, 2003). In accordance with SFAS No. 150, dividends related to the Company’s 12.25% and 13% mandatorily redeemable preferred stocks are classified in net (loss) income as of July 1, 2003. Therefore, $30.6 million of the $73.9 million preferred stock dividends are recorded as net (loss) income on the income statement as a financing expense titled, “dividends on mandatorily redeemable preferred stock,” for the year ended December 31, 2003.

      The Company issued total cumulative quarterly dividends in the form of additional shares of 12.25% and 13% senior exchangeable preferred stock totaling 80,338 shares during 2002 and 70,877 shares during 2001 and accrued dividends on its Series AA preferred stock of $12.1 million during 2002 and $10.9 million during

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     REDEEMABLE PREFERRED STOCK: (Continued)

2001 which represented non-cash financing activity, and thus are not included in the accompanying consolidated statements of cash flows.

9.	STOCKHOLDERS’ EQUITY (DEFICIT)

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

      As of December 31, 2003, the Company had purchased 5,850,412 shares for $34.8 million, of which 5,709,353 was held as treasury stock and 141,059 was reissued for the employee stock purchase plan.

      The Company’s authorized and outstanding common stock was as follows:

							Other
	No. of Shares	No. of Shares	No. of Shares	No. of Shares			Features,
	Authorized at	Outstanding at	Outstanding at	Outstanding at	Par		Rights,
	December 31,	December 31,	December 31,	December 31,	Value		Preference
Class	2003	2003	2002	2001	Per Share	Dividends	and Powers

Class A	175,000,000	114,288,003	35,131,837	39,682,561	$.001	As declared	Voting
Class B	70,000,000	19,418,021	54,977,481	54,995,888	$.001	As declared	Voting
Class C	4,226	—	—	—	$.001	As declared	Non-voting
Class D	33,000	—	—	—	$.001	As declared	Non-voting

	245,037,226	133,706,024	90,109,318	94,678,449

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

      Additional shares of the Company’s Class A common stock have been reserved for issuance under the Company’s benefit plans. See Note 10 for discussion of the Company’s employee stock incentive plans and employee stock purchase plan.

      On October 29, 2002, the Company received notice from the Nasdaq that the Company’s Class A common stock securities would be delisted from the Nasdaq National Market System. Therefore, as of October 29, 2002, the Company’s securities began trading on the OTC Bulletin Board. The Company applied for listing on the Nasdaq SmallCap Market. On February 18, 2003, the Company’s Class A common stock began trading on the Nasdaq SmallCap Market and on November 19, 2003, the Company’s Class A common stock began trading on the Nasdaq National Market System again.

10.	EMPLOYEE BENEFIT PLANS

401(k) Plan

      The Company maintains a 401(k) plan (the “Plan”) in which substantially all employees of the Company are eligible to participate. The Plan requires the Company to match 100% of employees’ contributions up to 4% of their salary. Contributions to the Plan charged to the Company’s operations were $1.4 million during the year ended December 31, 2003, $1.2 million during the year ended December 31, 2002

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	EMPLOYEE BENEFIT PLANS: (Continued)

and $1.7 million during the year ended December 31, 2001, and were recorded as general and administrative expenses in the accompanying statements of operations.

Stock Option Plans

      The Company adopted its 1996 stock option plan (the “1996 plan”), its 2000 stock option plan (the “2000 plan”) and its 2002 stock option plan (the “2002 plan”) to encourage its key employees by providing opportunities to participate in the ownership and future growth through the grant of incentive stock options and nonqualified stock options. The plans also permit the grant of options to its directors. The Company’s compensation committee presently administers the 1996, 2000 and 2002 plans. The Company expects to grant any future options pursuant to the 2000 or 2002 plan and does not expect to grant any additional options under the 1996 plan. The Company accounts for the plans under APB Opinion 25, under which no compensation cost is recognized in the accompanying consolidated financial statements if the option price is equal to or greater than the fair market value of the stock at the time the option is granted.

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

      Under all the plans, stock options have been issued at the market price on the date of grant with an expiration of ten years from the grant date. All options issued under the 1996 and 2000 plans vest at a rate of 20% per year and all options issued under the 2002 vest at a rate of 25% per year. The maximum number of shares for which the Company may grant options under the 2000 plan is 4,000,000 shares of Class A common stock and the maximum number under the 2002 plan is 7,000,000 shares of Class A common stock, subject to adjustment in the event of any stock dividend, stock split, recapitalization, reorganization or certain defined change of control events. As of December 31, 2003, the Company had outstanding options to purchase 5,759,252 shares of Class A common stock to approximately 100 employees, officers and directors. Shares subject to previously expired, cancelled, forfeited or terminated options become available again for grants of options. The shares that the Company will issue under the plan will be newly issued shares, or shares held as treasury shares.

      In July 2003, the Company’s Board of Directors adopted and approved a plan whereby options granted under the 2000 Plan could, at the election of the option holder, be exchanged for a specified number of new options to be granted no sooner than January 2004. The period to make the election to exchange these options ended on July 29, 2003. Any new options to be granted would be subject to the same vesting schedule as the surrendered options.

      As of July 29, 2003, all eligible option holders had elected to surrender their old options. Options totaling 2,405,000 shares were surrendered by a total of 65 option holders.

      Stock options outstanding under the Plans are presented for the periods indicated. In addition, all options are presented on an “as converted” basis since all shares are converted to Class A common stock upon exercising.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	EMPLOYEE BENEFIT PLANS: (Continued)

	2003		2002		2001

		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of period	8,971,903	$7.50	4,350,870	$15.39	4,672,977	$12.97
Granted	100,000	$3.51	5,360,000	$2.13	825,000	$15.71
Exercised	570,345	$1.51	—	—	857,607	$1.19
Canceled	2,742,306	$19.30	738,967	$14.97	289,500	$19.35

Outstanding, end of period	5,759,252	$2.40	8,971,903	$7.50	4,350,870	$15.39

Exercisable, end of period	1,789,540	$2.67	1,782,474	$11.77	913,730	$12.37

      The following table summarizes information concerning currently outstanding and exercisable options:

		Weighted Average
	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Price Range	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.78-$ 2.00	154,613	3	$0.90	154,613	$0.90
$2.01-$ 4.00	5,449,083	9	$2.19	1,519,371	$2.31
$4.01-$ 8.00	105,556	6	$5.48	85,556	$5.18
$8.01-$23.00	50,000	7	$23.00	30,000	$23.00

$0.78-$23.00	5,759,252	8	$2.22	1,789,540	$2.67

Stock Purchase Plan

      The Dobson Communications Corporation 2002 Employee Stock Purchase Plan, or the Purchase Plan, was approved at the 2002 Annual Meeting of Shareholders. The Purchase Plan provides for 1,000,000 shares of the Company’s Class A common stock to be reserved for issuance upon exercise of purchase rights which may be granted under the Purchase Plan, subject to adjustment for stock dividends, stock splits, reverse stock splits and similar changes in the Company’s capitalization. The Purchase Plan is designed to encourage stock ownership by the Company’s employees. During 2003, 141,059 shares of the Company’s Class A common stock were purchased by employees under the stock purchase plan.

11.	TAXES

      Benefit for income taxes for the years ended December 31, 2003, 2002 and 2001, was as follows:

	2003	2002	2001

	($ in thousands)
Federal income taxes — deferred	$756	$(46,685)	$(32,787)
State income taxes (current and deferred)	89	(5,492)	(3,857)

Total income tax expense (benefit)	$845	$(52,177)	$(36,644)

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.     TAXES (Continued)

      The benefits for income taxes for the years ended December 31, 2003, 2002 and 2001 differ from amounts computed at the statutory rate as follows:

	2003	2002	2001

	($ in thousands)
Income taxes at statutory rate	$(16,951)	$(55,659)	$(56,453)
State income taxes, net of Federal income tax effect	(1,994)	(6,548)	(6,642)
Loss from unconsolidated subsidiary	—	9,656	26,289
Loss from redemption and repurchase of preferred stock	10,175	—	—
Dividends on mandatorily redeemable preferred stock	11,616	—	—
Other, net	(2,001)	374	162

	$845	$(52,177)	$(36,644)

      The tax effects of the temporary differences which gave rise to deferred tax assets and liabilities at December 31, 2003 and 2002, were as follows:

	2003	2002

	($ in thousands)
Current deferred income taxes:
Allowance for doubtful accounts receivable	$1,678	$509
Accrued liabilities	15,959	1,471

Net current deferred income tax asset	17,637	1,980

Noncurrent deferred income taxes:
Fixed assets	(73,866)	(25,068)
Intangible assets	(416,608)	(157,364)
Investment in joint venture	—	164,882
Interest rate swap	—	662
Tax credits and carryforwards	302,247	87,677
Valuation allowance	(97,622)	(108,958)

Net noncurrent deferred income tax liability	(285,849)	(38,169)

Total net deferred income tax liability	$(268,212)	$(36,189)

      At December 31, 2003, the Company had NOL carryforwards of approximately $795 million, which may be utilized to reduce future Federal income taxes payable. These NOL carryforwards begin to expire in 2019. Certain of the Company’s NOL carryforwards are subject to limitation, under I.R.C. section 382. The Company expects the annual limitation under I.R.C. section 382 to be $200 million.

      The Company periodically reviews the need for a valuation allowance against deferred tax assets and recognizes these assets. Based on a review of taxable income, history and trends, forecasted taxable income and expiration of carryforwards, the Company has provided a valuation allowance for certain of its deferred tax assets.

12.	RELATED PARTY TRANSACTIONS

      The Company did not have receivables from related parties at December 31, 2003. The Company had current and long-term receivables totaling $0.8 million at December 31, 2002 from related parties. Also included in this total were receivables from the Company’s directors and officers and their affiliates totaling

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.     RELATED PARTY TRANSACTIONS (Continued)

$0.7 million at December 31, 2002. The director and officer notes bear interest at various interest rates ranging from 2.5% to 4.0% at December 31, 2002.

      On December 17, 2001, certain officers of the Company were offered non-recourse loans secured by their shares of Company stock. At December 31, 2002, these loans totaled $8.6 million, and were repaid before the maturity date of December 17, 2003. These loans were recorded as subscription receivables on the Company’s balance sheet, thus, increasing the Company’s total stockholders’ deficit at December 31, 2002.

      The Company leases its corporate office and call center in Oklahoma City from its affiliate, DCCLP, for $3.0 million per year.

      Prior to the acquisition of American Cellular, the Company provided certain services to American Cellular in accordance with a management agreement. Certain costs incurred by the Company were shared costs of the Company and American Cellular. These shared costs were allocated between the Company and American Cellular primarily based on each Company’s pro rata population coverage and subscribers. Costs allocated to American Cellular from the Company were $12.3 million for the period from January 1, 2003 through August 18, 2003, $17.1 million for the year ended December 31, 2002 and $10.6 million for the year ended December 31, 2001. In addition, the Company charged American Cellular for other expenses incurred by the Company on their behalf, primarily for compensation-related expenses, totaling $26.6 million for the period from January 1, 2003 through August 18, 2003, $42.9 million for the year ended December 31, 2002 and $40.4 million for the year ended December 31, 2001.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

      Indicated below are the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31:

	2003		2002

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	($ in thousands)
Restricted cash and investments	$11,969	$11,969	$14,297	$14,297
Revolving credit facilities	548,625	548,625	786,382	786,382
Dobson/ Sygnet Senior Notes	5,245	5,659	188,500	144,203
8.875% DCC Senior Notes	650,000	661,375	—	—
10.875% DCC Senior Notes	298,443	326,795	298,258	253,519
9.50% ACC Senior Notes	12,851	13,044	—	—
10% ACC Senior Notes	900,000	999,000	—	—
Interest rate hedge liability	—	—	1,743	1,743

Supplementary Data

Selected Quarterly Financial Data (unaudited)

Dobson Communications Corporation

		Quarter Ended

		March 31,	June 30,	September 30,	December 31,

		($ in thousands except per share data)
Operating revenue	2003	$128,892	$143,477	$213,070	$250,315
	2002	$117,759	$130,444	$137,873	$130,694
Operating income	2003	$40,160	$49,211	$62,655	$48,601
	2002	$25,060	$33,966	$39,376	$36,561
Net income (loss)	2003	$15,046	$49,677	$(20,314)	$(68,378)
	2002	$(80,423)	$(108,243)	$13,880	$8,324
Net income (loss) applicable to common stockholders	2003	$18,131	$224,359	$(21,192)	$(70,257)
	2002	$(103,424)	$(132,103)	$19,359	$23,092
Net income(loss) per weighted average common share	2003	$0.20	$2.49	$(0.19)	$(0.53)
	2002	$(1.13)	$(1.45)	$0.21	$0.26

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      During 2002, we changed our independent accounting firm. Information regarding our engagement of KPMG LLP is set forth in a form 8-K filed on June 27, 2002.

Item 9A.	Controls and Procedures

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

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

      For the information called for by Items 10 through 14 we refer you to our Proxy Statement for our 2004 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003 and which is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) The following financial statements of Dobson Communications Corporation are included in Item 8:

Dobson Communications Corporation and Subsidiaries

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2003 and 2002.

Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001.

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2003, 2002, and 2001.

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001.

Notes to Consolidated Financial Statements

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

      The following exhibits are filed as a part of this report:

Exhibit			Method of
Numbers		Description	Filing

2.1		Purchase Agreement dated July 25, 2003 for ACC Escrow Corp. and
		American Cellular Corporation $900,000,000 10% Series A Senior Notes due 2011	(22)[2.3]
2.2		Purchase Agreement dated September 12, 2003 for Dobson Communications Corporation $650,000,000 8 7/8% Senior Notes due 2013	(25)[2.4]
2.3		Agreement and Plan of Merger of ACC Escrow Corp. and American Cellular Corporation	(25)[2.5]
3.1		Registrant’s Amended and Restated Certificate of Incorporation	(6)[3.1]
3	.1.1	Registrant’s Certificate of Retirement of Preferred Stock dated January 7, 2003	(20)[3.1.1]
3	.1.2	Registrant’s Certificate of Retirement of Preferred Stock dated February 4, 2003	(20)[3.1.2]
3	.1.3	Registrant’s Certificate of Amendment of Certificate of Incorporation	(25)[3.1.3]
3	.1.4	Registrant’s Certificate of Retirement of Preferred Stock dated November 20, 2003	(26)
3	.1.5	Registrant’s Certificate of Retirement of Preferred Stock dated December 31, 2003	(26)
3.2		Registrant’s Amended and Restated By-laws	(9)[3(ii)]
3	.2.1	Registrant’s Amended and Restated Bylaws	(25)[3.2.1]
4.1		Amended, Restated, and Consolidated Revolving Credit and Term Loan Agreement dated as of January 18, 2000 among Dobson Operating Co., L.L.C., Banc of America Securities, LLC, Bank of America, N.A., Lehman Commercial Paper Inc. and TD Securities (USA) Inc., and First Union National Bank and PNC Bank, National Association, and the Lenders	(6)[4.6]
4	.1.1	Amendment, Waiver and Consent to the Dobson Operating Co., L.L.C., Credit Agreement dated as of June 19, 2000 among Dobson Operating Co., L.L.C., as Borrower, Bank of America, N.A., as Administrative Agent, Required Lenders and Guarantors	(7)[10.2]
4	.1.2	Amendment and Consent dated November 24, 2000 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(10)[4.3.2]
4	.1.3	Amendment and Consent dated May 4, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(14)[4.1.3]
4	.1.4	Amendment dated August 1, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(14)[4.1.4]
4	.1.5	Amendment dated January 23, 2002 to the Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(14)[4.1.5]
4	.1.6	Second Amended, Restated and Consolidated Revolving Credit Agreement among Dobson Operating Co., LLC, as Borrower, the Lenders party thereto, as Lenders, and Lehman Commercial Paper, Inc., as Administrative Agent, dated September 26, 2003	(23)[4.1.6]
4.2		Indenture dated December 23, 1998 between Dobson/ Sygnet Communications Company, as Issuer, and United States Trust Company of New York, as Trustee	(2)[4.1]
4	.2.1	Supplemental Indenture dated October 23, 2003 by and between Dobson/ Sygnet Communications Company and The Bank of New York, as Successor to The United States Trust Company of New York, as Trustee	(24)[4.2.1]
4.3		Form of Common Stock Certificate	(6)[4.16]

Exhibit			Method of
Numbers		Description	Filing

4.4		Indenture dated June 22, 2000 by the Registrant and United States Trust Company of New York, as Trustee	(7)[4]
4.5		Senior Debt Indenture dated as of July 18, 2001, between the Registrant and The Bank of New York, as Trustee	(11)[4.2]
4	.6.1	Subordinated Debt Indenture dated as of July 18, 2001 between the Registrant and The Bank of New York, as Trustee	(11)[4.3]
4	.6.2	Certificate of Trust for Dobson Financing Trust	(11)[4.4]
4.7		Declaration of Trust for Dobson Financing Trust	(11)[4.5]
4.8		Indenture dated as February 28, 1997 between the Registrant and United States Trust Company of New York, as Trustee	(4)[4.6]
4.9		Credit agreement among the Agents and Lenders named therein and Sygnet Wireless Inc. (f/k/a Dobson/ Sygnet Operating Company) dated December 22, 1998	(3)[4.4]
4.10		Form of Certificate of Designation of the Powers, Preferences and Relative, Optional and Other Special Rights of the Registrant’s Series F Convertible Preferred Stock	(22)[4.12]
4	.10.1	Certificate of Correction of Certificate of Designation of Series F Convertible Preferred Stock	(22)[4.12.1]
4.11		Indenture dated August 8, 2003 between ACC Escrow Corp. and Bank of Oklahoma, National Association, as Trustee	(22)[4.13]
4	.11.1	First Supplemental Indenture dated August 19, 2003 between American Cellular Corporation, certain Guarantors and Bank of Oklahoma, National Association, as Trustee	(22)[4.13.1]
4.12		First Supplemental Indenture dated August 19, 2003 with reference to Indenture dated March 14, 2001, between American Cellular Corporation, ACC Acquisition LLC, Subsidiary Guarantors and Bank of Oklahoma, related to the issuance by American Cellular Corporation of its 9 1/2% Subordinated Notes due 2009	(22) [4.14]
4.13		8 7/8% Senior Note Indenture dated as of September 26, 2003 by Dobson Communications Corporation and Bank of Oklahoma, National Association, as Trustee	(23)[4.14]
10.1		Registrant’s 2002 Employee Stock Purchase Plan	(16)[10.1]
10	.1.1*	Registrant’s 1996 Stock Option Plan, as amended	(3)[10.1.1]
10	.1.2*	2000-1 Amendment to the DCC 1996 Stock Option Plan	(6)[10.1.3]
10	.1.3*	Dobson Communications Corporation 2000 Stock Incentive Plan	(6)[10.1.4]
10	.2*	Registrant’s 2002 Stock Incentive Plan	(16)[10.2]
10	.3.1*	Letter dated June 3, 1996 from Registrant to Bruce R. Knooihuizen describing employment arrangement	(4)[10.3.2]
10	.3.2*	Letter dated October 15, 1996 from Fleet Equity Partners to Justin L. Jaschke regarding director compensation	(4)[10.3.3]
10	.3.3*	Letter dated October 28, 1997 from Registrant to R. Thomas Morgan describing employment arrangement	(1)[10.3.5]
10	.3.4*	Letter dated August 25, 1998 from Registrant to Richard D. Sewell, Jr. describing employment arrangement	(3)[10.3.6]
10	.3.5*	Consulting Agreement dated December 21, 1998 between Registrant and Albert H. Pharis, Jr.	(3)[10.3.7]
10	.3.6*	Consulting Agreement dated August 15, 1998 between the Registrant and Russell L. Dobson and Addendum thereto dated October 1, 1998	(6)[10.3.8]

Exhibit			Method of
Numbers		Description	Filing

10.4		Operating Agreement dated January 16, 1998, as amended, between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc.	(6)[10.4.4]
10	.4.1	Second Addendum to Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and Dobson Cellular Systems, Inc. and its Affiliates dated May 8, 2002	(15)[10.5.1]
10	.4.2	Fourth Addendum to Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and Dobson Cellular Systems, Inc. and its Affiliates dated July 11, 2003	(21)[10.9.2]
10	.5†	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated as of November 16, 2001	(14)[10.6]
10	.5.1†	Amendment No. 1 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated August 5, 2002	(17)[10.6.1]
10.6		Second Amended and Restated Partnership Agreement of Gila River Cellular General Partnership dated September 30, 1997	(5)[10.8]
10.7		Stockholder and Investor Rights Agreement dated January 31, 2000 among the Registrant and the Shareholders listed therein (without exhibits)	(6)[10.7.2.3]
10	.7.1	Amendment No. 1 to Stockholder and Investor rights Agreement among AT&T Wireless Services, Inc., the Registrant, and certain other parties	(9)[10.4]
10	.8†	License Agreement dated October 8, 2001 between Dobson Communications Corporations and H.O. Systems, Inc.	(14)[10.9]
10	.9*	Form of Dobson Communications Corporation Director Indemnification Agreement	(6)[10.9]
10.10		Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC between AT&T Wireless JV Co. and Dobson JV Company dated as of February 25, 2000	(8)[10.1]
10.11		Amended and Restated Supplemental Agreement among AT&T Wireless, Dobson Communications Corporation, Dobson CC Limited Partnership, and other signatories thereto, dated February 25, 2000	(8)[10.1.1]
10.12		Amended and Restated Management Agreement between Dobson Cellular Systems, Inc. and ACC Acquisition LLC dated as of February 25, 2000	(8)[10.2]
10	.12.1	Management Agreement between Dobson Cellular Systems, Inc. and American Cellular Corporation effective as of August 19, 2003	(22)[10.14.1]
10.13		Amended and Restated Operating Agreement dated February 25, 2000 by and between AT&T Wireless Services, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein)	(8)[10.3]
10	.13.1	Addendum to Amended and Restated Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and ACC Acquisition LLC and its Affiliates dated May 8, 2002	(15)[10.16.1]
10.14		Amended and Restated Operating Agreement dated February 25, 2000 by and between Dobson Cellular Systems, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein)	(8)[10.4]
10.15		Asset Purchase Agreement dated October 29, 2001 by and between Dobson Cellular Systems, Inc., and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(12)[10.22]
10.16		Asset Purchase Agreement dated December 6, 2001 by and between Dobson Cellular System, Inc., and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(13)[10.1]

Exhibit			Method of
Numbers		Description	Filing

10	.17†	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002 between Cingular Wireless, LLC, and its affiliates, and Dobson Cellular Systems, Inc., and its affiliates	(14)[10.23]
10.18		Master Services Agreement between Dobson Cellular Systems, Inc. and Convergys Information Management Group Inc. dated December 1, 2002	(18)[10.24]
10.19		Asset Exchange Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(19)[10.1]
10.20		Transition Services Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(19)[10.2]
10.21		Master Lease Agreement dated as of December 23, 2002 between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(19)[10.3]
10	.22†	Roaming Agreement for GSM/ GPRS between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc. dated July 11, 2003	(21)[10.28]
10	.23†	GSM/ GPRS Operating Agreement between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc. dated July 11, 2003, as amended	(21)[10.29]
10	.24†	Roaming Agreement for GSM/ GPRS between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(21)[10.30]
10	.25†	GSM/ GPRS Operating Agreement between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(21)[10.31]
10	.26†	Second Amended and Restated TDMA Operating Agreement between AT&T Wireless Services, Inc. on behalf of itself and its affiliates and ACC Acquisition LLC, on behalf of itself, American Cellular Corporation and their respective affiliates dated July 11, 2003	(21)[10.32]
10.27		Tax Allocation Agreement dated August 19, 2003, between Dobson Communications Corporation and American Cellular Corporation	(22)[10.33]
10.28		Registration Rights Agreement dated as of August 8, 2003 by and between ACC Escrow Corp. as Issuer, American Cellular Corporation, certain Guarantors listed on Schedule A and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated, as Initial Purchasers	(22)[10.34]
10.29		Registration Rights Agreement dated August 19, 2003 between Dobson Communications Corporation and holders of Class A Common Stock and Series F Convertible Preferred Stock	(22)[10.35]
10.30		Registration Rights Agreement between Dobson Communications Corporation and Bank of America, N.A. dated as of March 15, 2002	(22)[10.36]
10.31		Registration Rights Agreement dated September 26, 2003 among Dobson Communications Corporation, Lehman Brothers, Inc., Morgan Stanley & Co., Incorporated, and Bear, Stearns & Co., Inc.	(23)[10.37]
10.32		Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003	(24)[10.38]
10.33		Guarantee and Collateral Agreement by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003	(24)[10.39]
10.34		Escrow Agreement dated August 8, 2003 by and between ACC Escrow Corp. and Bank of Oklahoma, National Association, as trustee and escrow agent	(25)[10.40]
10.35		Registration Rights Agreement dated as of September 26, 2003 by and among Dobson Communications Corporation, Lehman Brothers Inc., Morgan Stanley & Co. Incorporated and Bear, Stearns & Co. Inc.	(25)[10.41]

Exhibit		Method of
Numbers	Description	Filing

21	Subsidiaries	(26)
23.1	Consent of KPMG LLP	(26)
31.1	Rule 13a-14(a) Certification by our Chairman and Chief Executive Officer	(26)
31.2	Rule 13a-14(a) Certification by our Chief Financial Officer	(26)
32.1	Section 1350 Certification by our Chairman and Chief Executive Officer	(26)
32.2	Section 1350 Certification by our Chief Financial Officer	(26)

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-71633), as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 15, 1997 and amended on November 6, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-90759), as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 6, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 9, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s current report on Form 8-K/ A on February 22, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-64916), as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 20, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to the Registrant’s current report on Form 8-K on May 16, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to the Registrant’s current report on Form 8-K on June 14, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(19)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on January 8, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(20)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(21)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 28, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(22)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on September 18, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(23)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 2, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(24)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 29, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(25)	Filed as an exhibit to the Registration Statement on Form S-4 (Registration No. 333-110380) as the exhibit number indicated in brackets and incorporated by reference herein.

(26)	Filed herewith.

(b) Reports on Form 8-K

      The registrant filed a Current Report on Form 8-K on October 2, 2003, which reported the Registrant’s completion of its private sale of $650.0 million principal amount of its 8 7/8% Senior Notes due 2013, under “Item 5. Other Events and Required FD Disclosure”.

      The registrant filed a Current Report on Form 8-K on October 29, 2003, which reported the Registrant’s closing on its new $700 million secured credit facility, the closing of its tender offer for its 12 1/4% senior exchangeable preferred stock and the closing of Dobson/ Sygnet Communications Company’s tender offer for its 12 1/4% senior notes due 2008, under “Item 5. Other Events and Required FD Disclosure”.

      The registrant filed a Current Report on Form 8-K on November 12, 2003, which reported the Registrant filed a press release containing information regarding its results of operations for the nine months ended September 30, 2003, and it financial condition as of September 30, 2003, under “Item 12. Results of Operations and Financial Condition”.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of March 2004.

DOBSON COMMUNICATIONS CORPORATION

By	/s/ EVERETT R. DOBSON

Everett R. Dobson
Chairman of the Board, President,
Chief Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities on March 15, 2004.

Signatures	Title

/s/ EVERETT R. DOBSON Everett R. Dobson	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ BRUCE R. KNOOIHUIZEN Bruce R. Knooihuizen	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ TRENT LEFORCE Trent Leforce	Controller and Assistant Secretary (Principal Accounting Officer)

/s/ STEPHEN T. DOBSON Stephen T. Dobson	Secretary and Director

/s/ MARK S. FEIGHNER Mark S. Feighner	Director

/s/ FRED J. HALL Fred J. Hall	Director

/s/ JUSTIN L. JASCHKE Justin L. Jaschke	Director

/s/ ALBERT H. PHARIS, JR. Albert H. Pharis, Jr.	Director

/s/ ROBERT A. SCHRIESHEIM Robert A. Schriesheim	Director

INDEX TO EXHIBITS

Exhibit			Method of
Numbers		Description	Filing

2.1		Purchase Agreement dated July 25, 2003 for ACC Escrow Corp. and
		American Cellular Corporation $900,000,000 10% Series A Senior Notes due 2011	(22)[2.3]
2.2		Purchase Agreement dated September 12, 2003 for Dobson Communications Corporation $650,000,000 8 7/8% Senior Notes due 2013	(25)[2.4]
2.3		Agreement and Plan of Merger of ACC Escrow Corp. and American Cellular Corporation	(25)[2.5]
3.1		Registrant’s Amended and Restated Certificate of Incorporation	(6)[3.1]
3	.1.1	Registrant’s Certificate of Retirement of Preferred Stock dated January 7, 2003	(20)[3.1.1]
3	.1.2	Registrant’s Certificate of Retirement of Preferred Stock dated February 4, 2003	(20)[3.1.2]
3	.1.3	Registrant’s Certificate of Amendment of Certificate of Incorporation	(25)[3.1.3]
3	.1.4	Registrant’s Certificate of Retirement of Preferred Stock dated November 20, 2003	(26)
3	.1.5	Registrant’s Certificate of Retirement of Preferred Stock dated December 31, 2003	(26)
3.2		Registrant’s Amended and Restated By-laws	(9)[3(ii)]
3	.2.1	Registrant’s Amended and Restated Bylaws	(25)[3.2.1]
4.1		Amended, Restated, and Consolidated Revolving Credit and Term Loan Agreement dated as of January 18, 2000 among Dobson Operating Co., L.L.C., Banc of America Securities, LLC, Bank of America, N.A., Lehman Commercial Paper Inc. and TD Securities (USA) Inc., and First Union National Bank and PNC Bank, National Association, and the Lenders	(6)[4.6]
4	.1.1	Amendment, Waiver and Consent to the Dobson Operating Co., L.L.C., Credit Agreement dated as of June 19, 2000 among Dobson Operating Co., L.L.C., as Borrower, Bank of America, N.A., as Administrative Agent, Required Lenders and Guarantors	(7)[10.2]
4	.1.2	Amendment and Consent dated November 24, 2000 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(10)[4.3.2]
4	.1.3	Amendment and Consent dated May 4, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(14)[4.1.3]
4	.1.4	Amendment dated August 1, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(14)[4.1.4]
4	.1.5	Amendment dated January 23, 2002 to the Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(14)[4.1.5]
4	.1.6	Second Amended, Restated and Consolidated Revolving Credit Agreement among Dobson Operating Co., LLC, as Borrower, the Lenders party thereto, as Lenders, and Lehman Commercial Paper, Inc., as Administrative Agent, dated September 26, 2003	(23)[4.1.6]
4.2		Indenture dated December 23, 1998 between Dobson/ Sygnet Communications Company, as Issuer, and United States Trust Company of New York, as Trustee	(2)[4.1]
4	.2.1	Supplemental Indenture dated October 23, 2003 by and between Dobson/ Sygnet Communications Company and The Bank of New York, as Successor to The United States Trust Company of New York, as Trustee	(24)[4.2.1]
4.3		Form of Common Stock Certificate	(6)[4.16]

Exhibit			Method of
Numbers		Description	Filing

4.4		Indenture dated June 22, 2000 by the Registrant and United States Trust Company of New York, as Trustee	(7)[4]
4.5		Senior Debt Indenture dated as of July 18, 2001, between the Registrant and The Bank of New York, as Trustee	(11)[4.2]
4	.6.1	Subordinated Debt Indenture dated as of July 18, 2001 between the Registrant and The Bank of New York, as Trustee	(11)[4.3]
4	.6.2	Certificate of Trust for Dobson Financing Trust	(11)[4.4]
4.7		Declaration of Trust for Dobson Financing Trust	(11)[4.5]
4.8		Indenture dated as February 28, 1997 between the Registrant and United States Trust Company of New York, as Trustee	(4)[4.6]
4.9		Credit agreement among the Agents and Lenders named therein and Sygnet Wireless Inc. (f/k/a Dobson/ Sygnet Operating Company) dated December 22, 1998	(3)[4.4]
4.10		Form of Certificate of Designation of the Powers, Preferences and Relative, Optional and Other Special Rights of the Registrant’s Series F Convertible Preferred Stock	(22)[4.12]
4	.10.1	Certificate of Correction of Certificate of Designation of Series F Convertible Preferred Stock	(22)[4.12.1]
4.11		Indenture dated August 8, 2003 between ACC Escrow Corp. and Bank of Oklahoma, National Association, as Trustee	(22)[4.13]
4	.11.1	First Supplemental Indenture dated August 19, 2003 between American Cellular Corporation, certain Guarantors and Bank of Oklahoma, National Association, as Trustee	(22)[4.13.1]
4.12		First Supplemental Indenture dated August 19, 2003 with reference to Indenture dated March 14, 2001, between American Cellular Corporation, ACC Acquisition LLC, Subsidiary Guarantors and Bank of Oklahoma, related to the issuance by American Cellular Corporation of its 9 1/2% Subordinated Notes due 2009	(22) [4.14]
4.13		8 7/8% Senior Note Indenture dated as of September 26, 2003 by Dobson Communications Corporation and Bank of Oklahoma, National Association, as Trustee	(23)[4.14]
10.1		Registrant’s 2002 Employee Stock Purchase Plan	(16)[10.1]
10	.1.1*	Registrant’s 1996 Stock Option Plan, as amended	(3)[10.1.1]
10	.1.2*	2000-1 Amendment to the DCC 1996 Stock Option Plan	(6)[10.1.3]
10	.1.3*	Dobson Communications Corporation 2000 Stock Incentive Plan	(6)[10.1.4]
10	.2*	Registrant’s 2002 Stock Incentive Plan	(16)[10.2]
10	.3.1*	Letter dated June 3, 1996 from Registrant to Bruce R. Knooihuizen describing employment arrangement	(4)[10.3.2]
10	.3.2*	Letter dated October 15, 1996 from Fleet Equity Partners to Justin L. Jaschke regarding director compensation	(4)[10.3.3]
10	.3.3*	Letter dated October 28, 1997 from Registrant to R. Thomas Morgan describing employment arrangement	(1)[10.3.5]
10	.3.4*	Letter dated August 25, 1998 from Registrant to Richard D. Sewell, Jr. describing employment arrangement	(3)[10.3.6]
10	.3.5*	Consulting Agreement dated December 21, 1998 between Registrant and Albert H. Pharis, Jr.	(3)[10.3.7]
10	.3.6*	Consulting Agreement dated August 15, 1998 between the Registrant and Russell L. Dobson and Addendum thereto dated October 1, 1998	(6)[10.3.8]

Exhibit			Method of
Numbers		Description	Filing

10.4		Operating Agreement dated January 16, 1998, as amended, between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc.	(6)[10.4.4]
10	.4.1	Second Addendum to Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and Dobson Cellular Systems, Inc. and its Affiliates dated May 8, 2002	(15)[10.5.1]
10	.4.2	Fourth Addendum to Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and Dobson Cellular Systems, Inc. and its Affiliates dated July 11, 2003	(21)[10.9.2]
10	.5†	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated as of November 16, 2001	(14)[10.6]
10	.5.1†	Amendment No. 1 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated August 5, 2002	(17)[10.6.1]
10.6		Second Amended and Restated Partnership Agreement of Gila River Cellular General Partnership dated September 30, 1997	(5)[10.8]
10.7		Stockholder and Investor Rights Agreement dated January 31, 2000 among the Registrant and the Shareholders listed therein (without exhibits)	(6)[10.7.2.3]
10	.7.1	Amendment No. 1 to Stockholder and Investor rights Agreement among AT&T Wireless Services, Inc., the Registrant, and certain other parties	(9)[10.4]
10	.8†	License Agreement dated October 8, 2001 between Dobson Communications Corporations and H.O. Systems, Inc.	(14)[10.9]
10	.9*	Form of Dobson Communications Corporation Director Indemnification Agreement	(6)[10.9]
10.10		Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC between AT&T Wireless JV Co. and Dobson JV Company dated as of February 25, 2000	(8)[10.1]
10.11		Amended and Restated Supplemental Agreement among AT&T Wireless, Dobson Communications Corporation, Dobson CC Limited Partnership, and other signatories thereto, dated February 25, 2000	(8)[10.1.1]
10.12		Amended and Restated Management Agreement between Dobson Cellular Systems, Inc. and ACC Acquisition LLC dated as of February 25, 2000	(8)[10.2]
10	.12.1	Management Agreement between Dobson Cellular Systems, Inc. and American Cellular Corporation effective as of August 19, 2003	(22)[10.14.1]
10.13		Amended and Restated Operating Agreement dated February 25, 2000 by and between AT&T Wireless Services, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein)	(8)[10.3]
10	.13.1	Addendum to Amended and Restated Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and ACC Acquisition LLC and its Affiliates dated May 8, 2002	(15)[10.16.1]
10.14		Amended and Restated Operating Agreement dated February 25, 2000 by and between Dobson Cellular Systems, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein)	(8)[10.4]
10.15		Asset Purchase Agreement dated October 29, 2001 by and between Dobson Cellular Systems, Inc., and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(12)[10.22]
10.16		Asset Purchase Agreement dated December 6, 2001 by and between Dobson Cellular System, Inc., and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(13)[10.1]

Exhibit			Method of
Numbers		Description	Filing

10	.17†	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002 between Cingular Wireless, LLC, and its affiliates, and Dobson Cellular Systems, Inc., and its affiliates	(14)[10.23]
10.18		Master Services Agreement between Dobson Cellular Systems, Inc. and Convergys Information Management Group Inc. dated December 1, 2002	(18)[10.24]
10.19		Asset Exchange Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(19)[10.1]
10.20		Transition Services Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(19)[10.2]
10.21		Master Lease Agreement dated as of December 23, 2002 between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(19)[10.3]
10	.22†	Roaming Agreement for GSM/ GPRS between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc. dated July 11, 2003	(21)[10.28]
10	.23†	GSM/ GPRS Operating Agreement between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc. dated July 11, 2003, as amended	(21)[10.29]
10	.24†	Roaming Agreement for GSM/ GPRS between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(21)[10.30]
10	.25†	GSM/ GPRS Operating Agreement between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(21)[10.31]
10	.26†	Second Amended and Restated TDMA Operating Agreement between AT&T Wireless Services, Inc. on behalf of itself and its affiliates and ACC Acquisition LLC, on behalf of itself, American Cellular Corporation and their respective affiliates dated July 11, 2003	(21)[10.32]
10.27		Tax Allocation Agreement dated August 19, 2003, between Dobson Communications Corporation and American Cellular Corporation	(22)[10.33]
10.28		Registration Rights Agreement dated as of August 8, 2003 by and between ACC Escrow Corp. as Issuer, American Cellular Corporation, certain Guarantors listed on Schedule A and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated, as Initial Purchasers	(22)[10.34]
10.29		Registration Rights Agreement dated August 19, 2003 between Dobson Communications Corporation and holders of Class A Common Stock and Series F Convertible Preferred Stock	(22)[10.35]
10.30		Registration Rights Agreement between Dobson Communications Corporation and Bank of America, N.A. dated as of March 15, 2002	(22)[10.36]
10.31		Registration Rights Agreement dated September 26, 2003 among Dobson Communications Corporation, Lehman Brothers, Inc., Morgan Stanley & Co., Incorporated, and Bear, Stearns & Co., Inc.	(23)[10.37]
10.32		Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003	(24)[10.38]
10.33		Guarantee and Collateral Agreement by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003	(24)[10.39]
10.34		Escrow Agreement dated August 8, 2003 by and between ACC Escrow Corp. and Bank of Oklahoma, National Association, as trustee and escrow agent	(25)[10.40]
10.35		Registration Rights Agreement dated as of September 26, 2003 by and among Dobson Communications Corporation, Lehman Brothers Inc., Morgan Stanley & Co. Incorporated and Bear, Stearns & Co. Inc.	(25)[10.41]

Exhibit		Method of
Numbers	Description	Filing

21	Subsidiaries	(26)
23.1	Consent of KPMG LLP	(26)
31.1	Rule 13a-14(a) Certification by our Chairman and Chief Executive Officer	(26)
31.2	Rule 13a-14(a) Certification by our Chief Financial Officer	(26)
32.1	Section 1350 Certification by our Chairman and Chief Executive Officer	(26)
32.2	Section 1350 Certification by our Chief Financial Officer	(26)

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-71633), as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 15, 1997 and amended on November 6, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-90759), as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 6, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 9, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s current report on Form 8-K/ A on February 22, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-64916), as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 20, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to the Registrant’s current report on Form 8-K on May 16, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to the Registrant’s current report on Form 8-K on June 14, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(19)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on January 8, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(20)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(21)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 28, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(22)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on September 18, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(23)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 2, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(24)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 29, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(25)	Filed as an exhibit to the Registration Statement on Form S-4 (Registration No. 333-110380) as the exhibit number indicated in brackets and incorporated by reference herein.

(26)	Filed herewith.