Form 10-Q
period 2004-03-31
DOBSON COMMUNICATIONS CORP
filed 2004-05-10
CIK 1035985

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number. 000-29225

Dobson Communications Corporation

(Exact name of registrant as specified in its charter)

Oklahoma	73-1513309
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14201 Wireless Way Oklahoma City, Oklahoma (Address of principal executive offices)	73134 (Zip Code)

(405) 529-8500

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      As of May 3, 2004, there were 114,324,422 shares of registrant’s $.001 par value Class A Common Stock outstanding and 19,418,021 shares of the registrant’s $.001 par value Class B Common Stock outstanding.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$141,976,382	$208,239,339
Restricted cash and investments	100,000	11,443,618
Accounts receivable	79,296,971	97,318,214
Inventory	12,800,235	12,393,910
Prepaid expenses and other	9,758,128	7,518,961
Deferred income taxes	17,637,000	17,637,000

Total current assets	261,568,716	354,551,042

PROPERTY, PLANT AND EQUIPMENT, net (Note 6)	544,855,171	536,634,360

OTHER ASSETS:
Restricted assets	525,000	525,000
Wireless license acquisition costs	1,764,428,143	1,759,350,684
Goodwill	603,633,557	603,450,987
Deferred financing costs, net	48,826,376	51,368,901
Customer list, net	93,853,508	94,380,262
Deposits	4,285,567	3,976,308
Other non-current assets	5,142,791	4,659,492
Assets of discontinued operations	—	70,043,464

Total other assets	2,520,694,942	2,587,755,098

Total assets	$3,327,118,829	$3,478,940,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$83,676,538	$104,440,157
Accrued expenses	29,349,915	32,554,598
Accrued interest payable	58,458,960	74,106,748
Deferred revenue and customer deposits	27,106,819	26,947,446
Current portion of long-term debt	5,500,000	5,500,000
Accrued dividends payable	10,371,416	8,604,061
Current portion of obligations under capital leases	671,197	782,000

Total current liabilities	215,134,845	252,935,010

OTHER LIABILITIES:
Long-term debt, net of current portion (Note 7)	2,347,840,144	2,409,684,567
Deferred tax liabilities	278,647,254	285,848,520
Senior exchangeable preferred stock, net	253,548,120	253,259,775
Minority interest	5,624,840	6,393,902
Other non-current liabilities	6,521,254	6,915,203
Liabilities of discontinued operations	—	27,822,943
Commitments (Note 9)
Series F convertible preferred stock	122,535,599	122,535,599
STOCKHOLDERS’ EQUITY:
Class A common stock, $.001 par value, 175,000,000 shares authorized and 120,027,356 and 119,997,356 issued at March 31, 2004 and December 31, 2003, respectively	120,028	119,998
Convertible Class B common stock, $.001 par value, 70,000,000 shares authorized and 19,418,021 shares issued at March 31, 2004 and December 31, 2003	19,418	19,418
Convertible Class C common stock, $.001 par value, 4,226 shares authorized and zero shares issued at March 31, 2004 and December 31, 2003	—	—
Convertible Class D common stock, $.001 par value, 33,000 shares authorized and zero shares issued at March 31, 2004 and December 31, 2003	—	—
Paid-in capital	1,205,401,226	1,205,138,956
Accumulated deficit	(1,074,328,677)	(1,057,788,169)
Less 5,709,353 common shares held in treasury, at cost at March 31, 2004 and December 31, 2003	(33,945,222)	(33,945,222)

Total stockholders’ equity	97,266,773	113,544,981

Total liabilities and stockholders’ equity	$3,327,118,829	$3,478,940,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2004	2003

	(Unaudited)
OPERATING REVENUE:
Service revenue	$181,699,363	$82,786,099
Roaming revenue	42,075,341	40,919,650
Equipment and other revenue	10,016,615	5,186,711

Total operating revenue	233,791,319	128,892,460

OPERATING EXPENSES:
Cost of service (exclusive of items shown separately below)	54,185,765	30,546,900
Cost of equipment	23,534,577	8,495,867
Marketing and selling	29,161,801	13,142,524
General and administrative	43,776,071	16,606,803
Depreciation and amortization	45,447,896	19,940,144

Total operating expenses	196,106,110	88,732,238

OPERATING INCOME	37,685,209	40,160,222

OTHER (EXPENSE) INCOME:
Interest expense	(54,238,035)	(23,871,833)
Gain from extinguishment of debt (Note 7)	5,738,861	—
Dividends on mandatorily redeemable preferred stock (Note 8)	(8,618,010)	—
Other income, net	1,277,425	1,959,496

(LOSS) INCOME BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	(18,154,550)	18,247,885
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(944,007)	(1,619,451)

(LOSS) INCOME BEFORE INCOME TAXES	(19,098,557)	16,628,434
Income tax benefit (expense)	3,973,814	(6,318,805)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(15,124,743)	10,309,629
DISCONTINUED OPERATIONS: (Note 3)
Income from discontinued operations, net of income tax expense of $271,327 for 2004 and $2,903,030 for 2003	442,692	4,736,524

NET (LOSS) INCOME	(14,682,051)	15,046,153
Dividends on preferred stock	(1,858,457)	(20,529,652)
Gain on redemption and repurchases of preferred stock	—	23,614,525

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(16,540,508)	$18,131,026

BASIC NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE:
Continuing operations	$(0.11)	$0.12
Discontinued operations	0.00	0.05
Dividends on and redemption of preferred stock	(0.01)	0.03

BASIC NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.12)	$0.20

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	133,727,123	90,111,815

DILUTED NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE:
Continuing operations	$(0.11)	$0.12
Discontinued operations	0.00	0.05
Dividends on and redemption of preferred stock	(0.01)	0.03

DILUTED NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.12)	$0.20

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	133,727,123	91,789,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2004

	Stockholders’ Equity

	Class A		Class B
	Common Stock		Common Stock				Treasury	Total
					Paid-in	Accumulated	Stock	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	at Cost	Equity

	(Unaudited)
DECEMBER 31, 2003	119,997,356	$119,998	19,418,021	$19,418	$1,205,138,956	$(1,057,788,169)	$(33,945,222)	$113,544,981
Net loss	—	—	—	—	—	(14,682,051)	—	(14,682,051)
Preferred stock dividends	—	—	—	—	—	(1,858,457)	—	(1,858,457)
Issuance of common stock	30,000	30	—	—	262,270	—	—	262,300

March 31, 2004	120,027,356	$120,028	19,418,021	$19,418	$1,205,401,226	$(1,074,328,677)	$(33,945,222)	$97,266,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2004	2003

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income from continuing operations	$(15,124,743)	$10,309,629
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of effects of acquisitions —
Depreciation and amortization	45,447,896	19,940,144
Amortization of bond premium and financing costs	1,997,148	2,352,691
Deferred income taxes, net	(4,101,266)	(8,303,131)
Noncash mandatorily redeemable preferred stock dividends	197,245	—
(Loss) gain on disposition of assets, net	(12,894)	92,441
Non-cash portion of extinguishment of debt	1,100,189	—
Cash (used in) provided by operating activities of discontinued operations	(815,597)	26,732,129
Minority interests in income of subsidiaries	944,007	1,619,451
Other operating activities	193,500	—
Changes in current assets and liabilities —
Accounts receivable	18,271,148	3,804,127
Inventory	(301,325)	1,409,817
Prepaid expenses and other	(1,832,833)	(313,885)
Accounts payable	(20,763,619)	(10,496,637)
Accrued expenses	(19,338,565)	(5,653,157)
Deferred revenue and customer deposits	159,373	(838)

Net cash provided by operating activities	6,019,664	41,492,781

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(40,604,018)	(16,763,252)
Increase in receivable-affiliates	—	(208,019)
Receipt of funds held in escrow for contingencies on sold assets	11,354,020	7,094,075
Cash used in investing activities of discontinued operations	(140,234)	(641,795)
Cash received from exchange of assets	21,978,720	—
Other investing activities	(910,539)	(2,940,218)

Net cash used in investing activities	(8,322,051)	(13,459,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments and purchases of long-term debt	(62,120,000)	(17,950,000)
Distributions to minority interest holders	(1,629,400)	(1,742,748)
Redemption and repurchase of exchangeable preferred stock	—	(36,592,475)
Purchase of treasury stock	—	(421,379)
Other financing activities	(211,170)	137,517

Net cash used in financing activities	(63,960,570)	(56,569,085)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(66,262,957)	(28,535,513)
CASH AND CASH EQUIVALENTS, beginning of period	208,239,339	292,053,204

CASH AND CASH EQUIVALENTS, end of period	$141,976,382	$263,517,691

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest	$67,130,788	$26,461,034
Income taxes	$1,526,514	$2,876,255
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock dividend paid through the issuance of preferred stock	$—	$18,468,000
Transfer of fixed assets to affiliates	$—	$227,453
Net property and equipment disposed through exchange of assets	$(11,956,946)	$—
Net wireless acquisition costs disposed through exchange of assets	$(41,143,732)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      The condensed consolidated balance sheet of Dobson Communications Corporation (“DCC”) and subsidiaries (collectively with DCC, the “Company”) as of March 31, 2004, the condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003, the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2004 and the condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

      The condensed consolidated balance sheet at December 31, 2003 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements presented herein should be read in connection with the Company’s December 31, 2003 consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

      The Company accounts for its stock option plans under APB Opinion 25, “Accounting for Stock Issued to Employees,” under which no compensation cost is recognized. The following schedule shows the Company’s net (loss) income and net (loss) income per share for the three months ended March 31, 2004 and March 31, 2003, had compensation expense been determined consistent with the SFAS No. 123, “Accounting for Stock-Based Compensation.” The pro forma information presented below is based on several assumptions and should not be viewed as indicative of the Company in future periods.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003

	($ in thousands, except
	for per share amounts)
Net (loss) income applicable to common stockholders:
As reported	$(16,541)	$18,131
Pro forma stock-based compensation, net of tax	(3,756)	(1,785)

Pro forma	$(20,297)	$16,346

Basic net (loss) income applicable to common stockholders per common share:
As reported	$(0.12)	$0.20
Pro forma	$(0.15)	$0.18
Diluted net (loss) income applicable to common stockholders per common share:
As reported	$(0.12)	$0.20
Pro forma	$(0.15)	$0.18

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Discontinued Operations

      On February 17, 2004, the Company transferred its ownership in Maryland RSA 2 wireless property to Cingular Wireless in exchange for Cingular Wireless’ ownership in Michigan RSA 5 wireless property, $22.0 million in cash and its one-percent ownership interest in Texas RSA 2 and Oklahoma RSAs 5 and 7. The Company is the majority owner of these three markets. The Maryland RSA 2 property had a total population of approximately 470,700, including the cities of Ocean City, Salisbury, Easton and Cambridge. The Michigan RSA 5 property covers a population of approximately 169,400, including the cities of Cadillac, Manistee, and Ludington. The Company has reclassified its historical financial statements to reflect the operation of the Maryland RSA 2 property as a discontinued operation.

      On June 17, 2003, the Company exchanged its California properties with AT&T Wireless, as described below. The Company’s historical financial statements have been reclassified to reflect the exchange of these properties with AT&T Wireless and the exchange with Cingular Wireless described above, as discontinued operations in the consolidated financial statements.

      The Company’s condensed consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the markets being sold as discontinued operations. The assets and liabilities of such operations have been classified as “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, on December 31, 2003 condensed consolidated balance sheets and consist of the following:

December 31,
2003

($ in thousands)
Current assets	$2,637
Property, plant and equipment, net	19,606
Wireless license acquisition costs, net	47,790
Other assets	10

Total assets of discontinued operations	$70,043

Current liabilities	$2,654
Accrued loss on discontinued operations	19,100
Deferred tax liabilities	6,069

Total liabilities of discontinued operations	$27,823

      The net income from discontinued operations was classified on the condensed consolidated statement of operations as “Income from discontinued operations.” Summarized results of discontinued operations are as follows:

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2004	2003

	($ in thousands)
Operating revenue	$3,556	$26,052
Income before income taxes	714	7,640
Income tax provision	(271)	(2,903)
Income from discontinued operations	443	4,737

      The long-term debt of the Company is at the consolidated level and is not reflected by each individual market. Thus, the Company has allocated a portion of interest expense to the discontinued operations to

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

properly reflect the interest that was incurred to finance the operations for these markets. The interest expense allocated to these operations was $2.0 million for the three months ended March 31, 2003.

4.	Investment in Unconsolidated Joint Venture

      Through August 18, 2003, the Company owned a 50% interest in a joint venture that owned American Cellular Corporation (“American Cellular”). This investment was accounted for on the equity method of accounting. Beginning on June 30, 2002 and continuing through August 2003, American Cellular failed to comply with a financial covenant in its senior credit facility, which required that American Cellular not exceed a certain total debt leverage ratio. Due to factors and circumstances impacting American Cellular, American Cellular concluded that it was necessary to re-evaluate its carrying value of its goodwill and indefinite life intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Based on re-evaluations, American Cellular concluded that there was an impairment of its goodwill at June 30, 2002 and December 31, 2002. As a result, American Cellular recognized an impairment loss totaling $377.0 million at June 30, 2002, and an additional impairment loss of $423.9 million at December 31, 2002. After recognizing its 50% interest of the impairment loss at June 30, 2002, the Company’s investment in the joint venture was written down to zero. Therefore, American Cellular’s additional impairment loss of $423.9 million at December 31, 2002 did not impact the Company’s results of operations or financial condition. The Company did not guarantee any of American Cellular’s obligations.

      The following is a summary of the significant financial information for the joint venture and its subsidiary, American Cellular, for the three months ended March 31, 2003:

For the
Three Months Ended
March 31,
2003

($ in thousands)
Operating revenue	$106,490
Operating income	26,923
Loss from continuing operations	(2,406)
Dividends	(1,254)
Net loss applicable to members	(3,660)

5.	Business Combinations

      On August 8, 2003, American Cellular, a 50%-owned, indirect subsidiary of the Company, and ACC Escrow Corp., a newly formed, wholly-owned, indirect subsidiary of the Company, completed the offering of $900.0 million aggregate principal amount of 10% senior notes due 2011. The senior notes were issued at par by ACC Escrow Corp. ACC Escrow Corp. was then merged into American Cellular as part of the American Cellular restructuring described below, and American Cellular assumed ACC Escrow Corp.’s obligations under these senior notes. The net proceeds from the offering were used to fully repay American Cellular’s existing bank credit facility and to pay expenses of the restructuring. DCC is not a guarantor of these senior notes. All material subsidiaries of American Cellular are the guarantors of these senior notes.

      On August 19, 2003, the Company and American Cellular completed an exchange offer for American Cellular’s existing 9.5% senior subordinated notes due 2009 (the “existing notes”). This exchange offer resulted in the restructuring of American Cellular’s indebtedness and equity ownership. As part of the American Cellular restructuring, holders of $681.9 million of the $700.0 million principal amount of outstanding notes tendered their notes. In exchange for the tendered notes, the old noteholders received from the Company 43.9 million shares of the Company’s Class A common stock, 681,900 shares of the Company’s Series F convertible preferred stock with an aggregate liquidation preference of $121.8 million, convertible

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

into a maximum of 13.9 million shares of the Company’s Class A common stock, and $48.7 million in cash. The Company also issued an additional 4,301 shares of its Series F convertible preferred stock and 276,848 shares of its Class A common stock in payment of certain fees. Upon consummation of the restructuring, American Cellular became a wholly-owned subsidiary of the Company. Therefore, American Cellular’s assets, liabilities and results of operations have been included in the accompanying condensed consolidated financials from the date of acquisition.

      The calculation of the purchase price of American Cellular (including fees paid in conjunction with the restructuring of American Cellular) and the allocation of the acquired assets and assumed liabilities for American Cellular are as follows:

(In millions, except
share price)
Calculation and preliminary allocation of purchase price:
Shares of DCC common stock issued	44.2
DCC stock price at acquisition	$6.84

Fair value of common stock issued	$302.0
Plus fair value of DCC convertible preferred stock issued	122.5
Plus cash paid to American Cellular noteholders	50.0

Total purchase price	474.5
Plus fair value of liabilities assumed by DCC:
Current liabilities	73.7
Long-term debt	912.6
Other non-current liabilities	1.8
Deferred income taxes	168.0

Total purchase price plus liabilities assumed	$1,630.6

Fair value of assets acquired by DCC:
Current assets	104.8
Property, plant and equipment	186.5
Wireless licenses	669.2
Customer lists	80.0
Deferred financing costs	18.8
Other non-current assets	0.6
Goodwill (none deductible for income taxes)	570.7

Total fair value of assets acquired	$1,630.6

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

      Prior to the restructuring, American Cellular had net operating loss, or NOL, carryforwards of approximately $320.0 million. The restructuring transactions resulted in the reduction of approximately $200.0 million of those NOL carryforwards. After the restructuring, approximately $120.0 million of NOL carryforwards remain available to American Cellular. However, the restructuring also resulted in an ownership

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

change within the meaning of the Internal Revenue Code Section 382 and the regulations thereunder. This ownership change limits the amount of previously generated NOL carryforwards that American Cellular can utilize to offset future taxable income on an annual basis. American Cellular has reviewed the need for a valuation allowance against these NOL carryforwards. Based on a review of taxable income, history and trends, forecasted taxable income, expiration of carryforwards and limitations on the annual use of the carryforwards, American Cellular has not provided a valuation allowance for the NOL carryforwards because management believes that it is more likely than not that all of the NOL carryforwards of American Cellular will be realized prior to their expiration.

      On June 17, 2003, the Company transferred its two remaining wireless properties in California to AT&T Wireless in exchange for AT&T Wireless’ two wireless properties in Alaska, and all of the outstanding shares of the Company’s Series AA preferred stock that AT&T Wireless previously held which the Company then cancelled.

      The cost of the acquired Alaska assets was $126.0 million. The Alaska assets, liabilities and results of operations have been included in the accompanying condensed consolidated financials from the date of acquisition. The Company has reclassified its financial statements to reflect the operations of its California properties as discontinued operations. See Note 3 above.

      On February 17, 2004, the Company transferred its ownership in Maryland RSA 2 wireless property to Cingular Wireless in exchange for Cingular Wireless’ ownership in Michigan RSA 5. The Company is accounting for the exchange as a sale of Maryland RSA 2 and a purchase of Michigan RSA 5. The Maryland RSA 2 property has a total population of approximately 470,700, including the cities of Ocean City, Salisbury, Easton and Cambridge. The Michigan RSA 5 property covers a population of approximately 169,400, including the cities of Cadillac, Manistee, and Ludington. The exchange resulted in a net loss of approximately 15,500 subscribers for the Company. As part of the transaction, Cingular Wireless paid the Company $22.0 million in cash and transferred its one-percent ownership interest in Texas RSA 2 and Oklahoma RSAs 5 and 7 to the Company. The Company is the majority owner of these three markets.

      The above business combinations are accounted for as purchases. Accordingly, the related statements of financial position and results of operations have been included in the accompanying condensed consolidated statements of operations from the date of acquisition. The unaudited pro forma information set forth below includes all business combinations that occurred during 2004 and 2003, as if the combinations occurred at the beginning of the period presented. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time:

	For the
	Three Months Ended
	March 31,

	2004	2003

	($ in thousands)
Operating revenue	$235,404	$260,505
(Loss) income from continuing operations	(15,097)	13,215
Net (loss) income	(14,655)	17,952
Net (loss) income applicable to common stockholders	(16,513)	19,783

      On December 23, 2003, the Company entered into a definitive agreement to acquire the assets of NPI for approximately $28.0 million. NPI owns PCS licenses covering a total population of 1.2 million. Its GSM network currently covers a total population of 1.0 million in northern Michigan. NPI has approximately 35,000 subscribers. This transaction is expected to close in the second quarter of 2004 and is subject to regulatory approvals and other customary closing conditions.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials and overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense for the three months ended March 31, 2004 and 2003 totaled $39.4 million and $16.6 million. Listed below are the gross property, plant and equipment amounts and the related accumulated depreciation for the periods described.

	March 31,	December 31,
	2004	2003

	($ in thousands)
Gross property, plant and equipment	$866,801	$819,464
Accumulated depreciation	(321,946)	(282,830)

Property, plant and equipment, net	$544,855	$536,634

7.	Long-Term Debt

      The Company’s long-term debt consisted of the following:

	March 31,	December 31,
	2004	2003

	($ in thousands)
Credit facilities	$547,250	$548,625
Dobson/ Sygnet senior notes	—	5,245
10.875% DCC senior notes, net of discount	298,504	298,443
8.875% DCC senior notes	594,500	650,000
10.0% American Cellular senior notes	900,000	900,000
Other notes payable, net	13,086	12,871

Total debt	2,353,340	2,415,184
Less — Current maturities	5,500	5,500

Total long-term debt	$2,347,840	$2,409,684

      On May 7, 2004 certain financial covenants in the Dobson Cellular Systems, Inc. (“DCS”) credit facility were amended in a manner that is expected to increase the Company’s operating flexibility under the credit facility. Distributions of excess cash flow by DCS to DCC will be restricted unless DCC’s leverage ratio is less than certain levels as specified in the amendment to the credit facility.

Dobson/ Sygnet Senior Notes

      The Company’s former subsidiary, Dobson/ Sygnet Communications Company (“Dobson/ Sygnet”), had outstanding $200.0 million aggregate principal amount of senior notes. On September 30, 2002, the Company purchased $11.5 million principal amount of these senior notes for $8.9 million and the Company recognized a gain from extinguishment of debt of $2.2 million after the write off of related deferred financing costs. On October 24, 2003, the Company purchased an additional $183.3 million principal amount of these senior notes for $205.5 million and the Company recognized a loss from extinguishment of debt of $20.3 million due to the premium paid and the write off of related deferred financing costs. On a consolidated basis at December 31, 2003, the outstanding Dobson/Sygnet senior notes had an outstanding principal balance totaling $5.2 million.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three months ended March 31, 2004, the Company redeemed the remaining $5.2 million of these senior notes and the Company recognized a loss from extinguishment of debt of $0.3 million due to the premium paid and the write off of related deferred financing costs. Dobson/ Sygnet was merged into the Company’s wholly owned subsidiary, DCS on October 23, 2003.

DCC Senior Notes

      On September 26, 2003, the Company completed its offering of $650 million aggregate principal amount of 8.875% senior notes due 2013. The net proceeds from the offering, together with borrowings under a new $700 million credit facility that was obtained by the Company’s wholly-owned subsidiary, DCS, in October 2003, were used to refinance and replace the existing credit facilities of the Company’s subsidiaries, to fund the repurchase of $183.3 million principal amount of Dobson/ Sygnet’s senior notes, to fund the repurchase of 246,967 shares of the Company’s 12.25% senior exchangeable preferred stock having an aggregate liquidation preference of $248.3 million, and for general corporate purposes. American Cellular is an unrestricted subsidiary for purposes of the Company’s 8.875% senior notes. The 8.875% senior notes contain restrictive covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or distributions on equity, purchase or redeem junior securities and make certain investments, place restrictions on distributions and other payments from restricted subsidiaries, sell assets, create or incur liens, merge or consolidate with or transfer substantial assets to another entity, engage in transactions with affiliates or engage in any business other than permitted businesses. During the first quarter of 2004, the Company purchased $55.5 million principal amount of its 8.875% senior notes for the purchase price of $48.3 million, excluding accrued interest. The Company’s first quarter 2004 gain from extinguishment of debt related to these senior notes, net of deferred financing costs, was $6.1 million.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Set forth below are condensed consolidating financial statements of Dobson Communications Corporation as of March 31, 2004 and for the three months ended March 31, 2004. These financials include DCS, the borrower under the DCS credit facility, and American Cellular from the date of acquisition through March 31, 2004.

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2004

		American
	DCS	Cellular	Parent	Eliminations	Consolidated

	($ in thousands)
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,665	$19,774	$65,537	$—	$141,976
Restricted cash and investments	100	—	—	—	100
Accounts receivable	49,211	30,086	—	—	79,297
Inventory	8,661	4,139	—	—	12,800
Prepaid expenses and other	18,518	8,872	5	—	27,395

Total current assets	133,155	62,871	65,542	—	261,568

PROPERTY, PLANT AND EQUIPMENT, net	340,630	204,225	—	—	544,855

OTHER ASSETS:
Net intercompany (payable) receivable	(49,170)	398	48,772	—	—
Restricted assets	525	—	—	—	525
Goodwill	31,784	570,708	1,142	—	603,634
Wireless license acquisition costs	1,081,160	669,169	14,099	—	1,764,428
Deferred financing costs, net	14,042	17,505	17,279	—	48,826
Other intangibles, net	22,601	71,253	—	—	93,854
Other non-current assets	8,804	633	1,624,345	(1,624,353)	9,429

Total other assets	1,109,746	1,329,666	1,705,637	(1,624,353)	2,520,696

Total assets	$1,583,531	$1,596,762	$1,771,179	$(1,624,353)	$3,327,119

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	62,109	21,568	—	—	83,677
Accrued expenses	16,230	11,806	1,314	—	29,350
Accrued interest	3,845	19,174	35,440	—	58,459
Deferred revenue and customer deposits	14,889	12,218	—	—	27,107
Current portion of long-term debt	5,500	—	—	—	5,500
Accrued dividends payable	—	—	10,371	—	10,371
Current portion of obligations under capital leases	671	—	—	—	671

Total current liabilities	103,244	64,766	47,125	—	215,135

OTHER LIABILITIES:
Long-term debt, net of current portion	541,750	913,066	893,024	—	2,347,840
Deferred tax liabilities	140,268	164,485	91,822	(117,928)	278,647
Senior exchangeable preferred stock, net	—	—	253,548	—	253,548
Other non-current liabilities	5,635	6,511	—	—	12,146
Series F convertible preferred stock	—	—	122,536	—	122,536
STOCKHOLDERS’ EQUITY:
Total stockholders’ equity	792,634	447,934	363,124	(1,506,425)	97,267

Total liabilities and stockholders’ equity	$1,583,531	$1,596,762	$1,771,179	$(1,624,353)	$3,327,119

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2004

		American
	DCS	Cellular	Parent	Eliminations	Consolidated

	($ in thousands)
	(Unaudited)
OPERATING REVENUE:
Service revenue	$104,327	$77,372	$—	$—	$181,699
Roaming revenue	23,962	18,113	—	—	42,075
Equipment and other revenue	7,330	4,424	—	(1,737)	10,017

Total operating revenue	135,619	99,909	—	(1,737)	233,791

OPERATING EXPENSES:
Cost of service (exclusive of items shown separately below)	32,218	22,148	—	(180)	54,186
Cost of equipment	13,410	10,124	—	—	23,534
Marketing and selling	15,947	13,215	—	—	29,162
General and administrative	23,284	22,044	5	(1,557)	43,776
Depreciation and amortization	25,217	20,231	—	—	45,448

Total operating expenses	110,076	87,762	5	(1,737)	196,106

OPERATING INCOME (LOSS)	25,543	12,147	(5)	—	37,685

OTHER (EXPENSE) INCOME:
Interest expense	(9,216)	(23,675)	(23,961)	2,614	(54,238)
(Loss) gain from extinguishment of debt	(349)	—	6,088	—	5,739
Dividends on mandatory redeemable preferred stock	—	—	(8,618)	—	(8,618)
Other income (expense), net	2,444	(350)	1,797	(2,614)	1,277

INCOME (LOSS) BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	18,422	(11,878)	(24,699)	—	(18,155)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(944)	—	—	—	(944)

INCOME (LOSS) BEFORE INCOME TAXES	17,478	(11,878)	(24,699)	—	(19,099)
Income tax (expense) benefit	(6,642)	4,513	6,103	—	3,974

INCOME (LOSS) FROM CONTINUING OPERATIONS	10,836	(7,365)	(18,596)	—	(15,125)
Income from discontinued operations, net of income tax expense	443	—	—	—	443

NET INCOME (LOSS)	11,279	(7,365)	(18,596)	—	(14,682)
Dividends on preferred stock	—	—	(1,859)	—	(1,859)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$11,279	$(7,365)	$(20,455)	$—	$(16,541)

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2004

		American
	DCS	Cellular	Parent	Eliminations	Consolidated

	($ in thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$10,837	$(7,365)	$(18,597)	$—	$(15,125)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of effects of acquisitions —
Depreciation and amortization	25,217	20,231	—	—	45,448
Amortization of bond premium and financing costs	576	804	617	—	1,997
Deferred income taxes	6,679	(4,678)	(6,102)	—	(4,101)
Noncash mandatorily redeemable preferred stock dividends	—	—	197	—	197
Loss on disposition of assets, net	(7)	(6)	—	—	(13)
Non-cash portion of extinguishment of debt	7	—	1,093	—	1,100
Minority interests in income of subsidiaries	944	—	—	—	944
Cash used in operating activities of discontinued operations	(816)	—	—	—	(816)
Other operating activities	194	—	—	—	194
Changes in current assets and liabilities —
Accounts receivable	12,942	5,329	—	—	18,271
Inventory	86	(387)	—	—	(301)
Prepaid expenses and other	(1,264)	(574)	5	—	(1,833)
Accounts payable	(24,398)	3,634	—	—	(20,764)
Accrued expenses	(4,219)	(19,927)	4,808	—	(19,338)
Deferred revenue and customer deposits	474	(309)	(6)	—	159

Net cash provided by (used in) operating activities	27,252	(3,248)	(17,985)	—	6,019

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(25,350)	(15,254)	—	—	(40,604)
Cash received from exchange of assets	21,978	—	—	—	21,978
(Increase) decrease in receivable-affiliates	(22,181)	6,659	15,522	—	—
Proceeds from sale of property, plant and equipment	12	6	—	—	18
Refund of funds held in escrow for contingencies on sold assets	7,185	4,169	—	—	11,354
Cash used in investing activities from discontinued operations	(140)	—	—	—	(140)
Other investing activities	(915)	(13)	—	—	(928)

Net cash (used in) provided by investing activities	(19,411)	(4,433)	15,522	—	(8,322)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(6,620)	—	(55,500)	—	(62,120)
Distributions to minority interest holders	(1,629)	—	—	—	(1,629)
Investment in subsidiary	(2,300)	—	2,300	—	—
Other financing costs	(14)	(50)	(147)	—	(211)

Net cash used in financing activities	(10,563)	(50)	(53,347)	—	(63,960)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,722)	(7,731)	(55,810)	—	(66,263)
CASH AND CASH EQUIVALENTS, beginning of period	59,387	27,505	121,347	—	208,239

CASH AND CASH EQUIVALENTS, end of period	$56,665	$19,774	$65,537	$—	$141,976

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Hedges

      The Company pays interest on its bank credit facilities based on a variable factor, such as LIBOR or prime rate. The Company will from time-to-time enter into derivative contracts to reduce exposure against rising interest rates. The Company is not currently a party to any derivative contracts.

8.	Redeemable Preferred Stock

      As of March 31, 2004 and December 31, 2003, the Company’s authorized and outstanding preferred stock was as follows:

		Number of	Number of					Other
		Shares	Shares					Features,
	Number of	Outstanding at	Outstanding at			Liquidation	Mandatory	Rights,
	Shares	March 31,	December 31,	Par Value		Preference	Redemption	Preferences
Class	Authorized	2004	2003	Per Share	Dividends	Per Share	Date	and Powers

Senior Exchangeable	60,997	60,997	60,997	$1.00	12.25% Cumulative	$1,000	Jan. 15, 2008	Non-voting
Senior Exchangeable	404,040	196,003	196,003	$1.00	13% Cumulative	$1,000	May 1, 2009	Non-voting
Class E	40,000	—	—	$1.00	15% Cumulative	$1,131.92	Dec. 23, 2010	Non-voting
Series F	1,900,000	686,201	686,201	$1.00	6% Cumulative	$178.571	Aug. 18, 2016	Non-voting
Other	3,594,963	—	—	$1.00	—	—	—	—

	6,000,000	943,201	943,201

      The Company recorded preferred stock dividends of $10.5 million for the three months ended March 31, 2004 consisting of $2.1 million of dividends on its 12.25% senior exchangeable preferred stock, $6.5 million of dividends on its 13% senior exchangeable preferred stock, and $1.9 million of dividends on its Series F convertible preferred stock. In accordance with SFAS No. 150, dividends related to the Company’s 12.25% and 13% mandatorily redeemable preferred stocks are classified in net (loss) income. Therefore, $8.6 million of the $10.5 million preferred stock dividends are recorded as net (loss) income on the income statement as a financing expense, entitled “dividends on mandatorily redeemable preferred stock,” for the three months ended March 31, 2004.

      During the three months ended March 31, 2003, the Company repurchased a total of $32.7 million liquidation preference amount of its 12.25% senior exchangeable preferred stock and $27.5 million liquidation preference amount of its 13% senior exchangeable preferred stock. The preferred stock repurchases totaled 60,207 shares for $36.6 million, all of which were canceled by March 31, 2003. These repurchases resulted in an excess of liquidation preference amount over repurchase price of preferred stock totaling $23.6 million. The excess of liquidation preference amount over repurchase price has been included in earnings applicable to common stockholders.

9.	Commitments and Contingencies

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

Overview

      Dobson Communications. We are one of the largest providers of rural and suburban wireless communications systems in the United States. We began providing wireless telephone services in 1990 in Oklahoma and the Texas Panhandle. We have rapidly expanded our wireless operations with an acquisition strategy targeting underdeveloped rural and suburban areas, which we believe have a significant number of potential customers with substantial needs for wireless communications. On August 19, 2003, American Cellular Corporation became our wholly-owned subsidiary. At March 31, 2004, American Cellular’s systems covered a total population of 5.0 million and had approximately 708,400 subscribers, giving American Cellular an aggregate market penetration of 14.2%. At March 31, 2004, our wireless systems covered a population of 10.8 million and we had approximately 1,567,200 subscribers, with an aggregate market penetration of 14.5%.

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

      On August 8, 2003, American Cellular and ACC Escrow Corp., our newly formed, wholly-owned, indirect subsidiary, completed an offering of $900 million aggregate principal amount of 10% senior notes due 2011. The senior notes were issued at par and were assumed by American Cellular when ACC Escrow Corp. merged into American Cellular as part of the restructuring. The net proceeds from the offering were used to fully repay American Cellular’s existing bank credit facility and to pay expenses of the restructuring.

      American Cellular will file with the Securities and Exchange Commission a Quarterly Report on Form 10-Q for the three months ended March 31, 2004. While we provide you with much of American Cellular’s financial and operational information, we refer you to American Cellular’s Quarterly Report to ensure you have a complete understanding of American Cellular’s financial and operational results.

Acquisitions and Discontinued Operations

      Maryland/ Michigan Swap. On February 17, 2004, we transferred our Maryland RSA 2 wireless property to Cingular Wireless in exchange for Cingular Wireless’ Michigan RSA 5 wireless property, $22.0 million in cash and its one-percent ownership interests in Texas RSA 2 and Oklahoma RSAs 5 and 7.

We are the majority owner of these three markets. As a result of a definitive agreement that was entered into prior to December 31, 2003 and closed on February 17, 2004, we have reclassified our historical financial statements to reflect the operations of our Maryland RSA 2 property as a discontinued operation.

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

Trends and Guidance

      On February 18, 2004, we held an investor’s conference regarding our fourth quarter 2003 results of operations, certain trends in our roaming operations and business plans and guidance for 2004. We believe that the information provided during the investor’s conference is important to an understanding of us, trends in our business and our future operating expectations. We refer you to our Form 8-K filed with the Commission on February 18, 2004.

Subscribers

      Our subscriber base contains three types of subscribers; post-paid, reseller and pre-paid. At March 31, 2004, post-paid subscribers accounted for 93.0% of our subscriber base. These subscribers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these subscribers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller subscribers are similar to our post-paid subscribers in that they pay monthly fees to utilize our network and services. However, these subscribers are billed by a third party (reseller), who has effectively resold our service to the end user (subscriber). We in turn bill the third party (reseller) for the monthly usage of the end user (subscriber). At March 31, 2004, the reseller base accounted for 4.7% of our total subscriber base. Our pre-paid subscribers, which at March 31, 2004, accounted for 2.3% of our subscriber base, are subscribers that pre-pay for an agreed upon amount of usage.

      Our average monthly revenue per subscriber, discussed below under “Revenue”, is calculated and reported based only on post-paid subscriber information. We have experienced a decline in our gross additions as a result of increased competition attributable to an accelerating pace of improvements in quality of digital technology, and increased products offered to the consumer. Many of our competitors already provide market enhanced data services, such as 1XRTT. Currently, we are in the process of upgrading our network to GSM/ GPRS/ EDGE and expect our gross subscriber additions to increase during 2004, as a result of new services that will be available with GSM/ GPRS/ EDGE. Gross subscriber additions from our continuing operations were 99,600 (includes post-paid, reseller and pre-paid), for the three months ended March 31, 2004. This included 51,400 from our recent acquisitions. Gross subscriber additions were 46,800 for the three months ended March 31, 2003.

Revenue

      Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

      We derive service revenue by providing wireless services to our subscribers. The wireless industry has experienced declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. These declines have generally been offset by significant increases in average minutes-of-use per subscriber. As a result, our average monthly revenue per post-paid subscriber has decreased slightly to $41 for the three months ended March 31, 2004, from $42 for the three months ended March 31, 2003. We believe there is an opportunity in 2004 for our average monthly revenue per post-paid subscriber to increase from current levels primarily due to additional voice and data services available as a result of our providing GSM/ GPRS/ EDGE technology.

      We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming revenues have traditionally had higher margins than revenues from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to network operations, billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, our roaming margins are declining and are becoming more comparable to margins from our subscribers due to increased market pressures and competition among wireless providers resulting in reduced rates in our new roaming contracts and scheduled rate reductions in our existing roaming contracts. Our roaming yield (roaming service revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes-of-use) was $0.14 for the three months ended March 31, 2004, and $0.23 for the three months ended March 31, 2003. Even though these roaming contracts provide for decreasing rates over time, we believe these roaming contracts are beneficial because they secure existing traffic and provide opportunity for a continuing increase in traffic volumes. Roaming revenue tends to be impacted by seasonality. Historically, we have experienced higher roaming minutes-of-use and related roaming revenue during the second and third quarters of each year, as users tend to travel more and, therefore, use their wireless phones more, during the spring and summer months.

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

      Our cost of service consists primarily of costs we incur to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets, referred to as “roaming” costs. Consistent with the trend of declining roaming revenue per minute, our roaming expense per minute has declined as well. As a result, our cash cost per user has continued to decline. This decline in our roaming expense per minute has contributed significantly to the recent trend of declining cost of service. Our cash cost per user was $21.50 for the three months ended March 31, 2004, and $22.00 for the three months ended March 31, 2003.

      Our cost of equipment represents the costs associated with wireless equipment and accessories sold to customers. In recent years, we and other wireless providers have continued the use of discounts on phone equipment and free phone promotions, as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased revenue from increases in the number of our wireless subscribers.

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

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

      Operating revenue. For the three months ended March 31, 2004, our total operating revenue increased $104.9 million, or 81.4%, to $233.8 million from $128.9 million for the comparable period in 2003. The following table sets forth the components of our operating revenue for the periods indicated:

	Three Months Ended March 31,

	2004		2003

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Service revenue	$181,699	77.7%	$82,786	64.2%
Roaming revenue	42,075	18.0%	40,919	31.8%
Equipment revenue	9,353	4.0%	3,459	2.7%
Other revenue	664	0.3%	1,728	1.3%

Total	$233,791	100.0%	$128,892	100.0%

      For the three months ended March 31, 2004, our service revenue increased $98.9 million, or 119.5%, to $181.7 million from $82.8 million for the three months ended March 31, 2003. This increase was primarily attributable to our acquisitions of American Cellular on August 19, 2003, the two Alaska properties we acquired on June 17, 2003 and the Michigan 5 property we acquired on February 17, 2004, which we refer to as the acquisitions. These acquisitions accounted for $98.9 million of our service revenue for the three months ended March 31, 2004. Before giving effect to these acquisitions, our service revenue remained constant at $82.8 million. This is due to a slight increase in customers, offset by a slight decline in average monthly revenue per subscribers. Our average subscriber base in our non-acquisition markets increased 3.3%, to 664,000, for the three months ended March 31, 2004, from 643,000, for the three months ended March 31, 2003.

      For the three months ended March 31, 2004, our roaming revenue increased $1.2 million, or 2.8%, to $42.1 million from $40.9 million for the three months ended March 31, 2003. The acquisitions accounted for $18.9 million of our roaming revenue for the three months ended March 31, 2004. Before giving effect to these acquisitions, our roaming revenue decreased $17.7 million. This is a result of a 43.5% decline in our roaming revenue per minute-of-use in our non-acquisition markets as contractual rates decreased during 2003, and a 4.6% decrease in roaming minutes in our non-acquisition markets.

      For the three months ended March 31, 2004, our equipment revenue increased $5.9 million, or 170.4%, to $9.4 million from $3.5 million for the three months ended March 31, 2003. The acquisitions accounted for $5.1 million of our equipment revenue for the three months ended March 31, 2004. Before giving effect to these acquisitions, our equipment revenue increased $0.8 million. This increase in revenue is primarily due to an increase in the number of customers upgrading to new rate plans including our new GSM rate plans.

      For the three months ended March 31, 2004, our other revenue decreased $1.0 million, or 61.6%, to $0.7 million from $1.7 million for the three months ended March 31, 2003. The acquisitions accounted for $0.4 million of our other revenue for the three months ended March 31, 2004. Before giving effect to these acquisitions, our other revenue decreased $1.4 million. This decline in revenue is primarily due to the elimination of amounts charged to our previously unconsolidated affiliates for the use of shared assets.

      Cost of service. For the three months ended March 31, 2004, our total cost of service increased $23.7 million, or 77.4%, to $54.2 million from $30.5 million for the comparable period in 2003. The acquisitions accounted for $28.2 million of our cost of service for the three months ended March 31, 2004. Before giving effect to these acquisitions, our cost of service decreased $4.5 million. The following table sets forth the components of our cost of service for the periods indicated:

	Three Months Ended March 31,

	2004		2003

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Network costs	$34,586	63.8%	$18,787	61.5%
Roaming costs	19,600	36.2%	11,760	38.5%

Total cost of service	$54,186	100.0%	$30,547	100.0%

      For the three months ended March 31, 2004, our network costs, which are the costs we incurred in operating our wireless network and providing service to our customers, increased $15.8 million, or 84.1%, to $34.6 million from $18.8 million for the comparable period in 2003. The acquisitions accounted for $18.1 million of our network costs for the three months ended March 31, 2004. Before giving effect to these acquisitions, our network costs declined $2.3 million. This decline is primarily a result of credits received from certain of our network service providers and renegotiated lower local access rates charged to us by third-party providers for use of local access across the network.

      For the three months ended March 31, 2004, our roaming costs increased by $7.8 million, or 66.7%, to $19.6 million from $11.8 million compared to the same period in 2003. The acquisitions accounted for $10.1 million of our roaming costs for the three months ended March 31, 2004. Before giving effect to these acquisitions, our roaming costs declined $2.3 million. This decline is primarily a result of a 25.0% decrease in roaming costs per minute-of-use offset by an 8.4% increase in the minutes used by our customers on third-party wireless providers’ networks, in our non-acquisition markets.

      Cost of equipment. For the three months ended March 31, 2004, our cost of equipment increased $15.0 million, or 177.0%, to $23.5 million during 2004 from $8.5 million in 2003. The acquisitions accounted for $11.6 million of our cost of equipment for the three months ended March 31, 2004. Before giving effect to these acquisitions, our cost of equipment increased $3.4 million. This increase is due to an increase in the average cost of handsets sold to customers along with an increase in the number of customers upgrading to new rate plans including our new GSM rate plans.

      Marketing and selling costs. For the three months ended March 31, 2004, our marketing and selling costs increased $16.1 million, or 121.9%, to $29.2 million from $13.1 million for the three months ended March 31, 2003. The acquisitions accounted for $14.9 million of our marketing and selling costs for the three months ended March 31, 2004. Before giving effect to these acquisitions, our marketing and selling costs increased $1.2 million. This is primarily due to increased spending on advertising to launch our new GSM rate plans.

      General and administrative costs. For the three months ended March 31, 2004, our general and administrative costs increased $27.2 million, or 163.6%, to $43.8 million from $16.6 million for the three months ended March 31, 2003. The acquisitions accounted for $26.2 million of our general and administrative costs for the three months ended March 31, 2004. Before giving effect to these acquisitions, our general and administrative costs increased $1.0 million. This increase is a result of increased infrastructure costs such as customer service, billing, and administrative costs as a result of the overall growth of our business, offset by cost reductions from further integration of acquired companies and increased economies of scale.

      Depreciation and amortization expense. For the three months ended March 31, 2004, our depreciation and amortization expense increased $25.5 million, or 127.9%, to $45.4 million from $19.9 million for 2003. The acquisitions accounted for $22.7 million of our depreciation and amortization expense for the three months ended March 31, 2004. Before giving effect to these acquisitions, our depreciation and amortization expense increased $2.8 million. This increase in our non-acquisition markets is a result of additional depreciation on fixed assets acquired or constructed in 2003 and 2004.

      Interest expense. For the three months ended March 31, 2004, our interest expense increased $30.3 million, or 127.2%, to $54.2 million from $23.9 million for the three months ended March 31, 2003. This is primarily due to increased long-term debt related to our acquisition of American Cellular.

      Gain from extinguishment of debt. For the three months ended March 31, 2004, our gain from extinguishment of debt was $5.7 million. The gain from extinguishment of debt for the three months ended March 31, 2004 was due to our repurchase of $55.5 million principal amount of our 8.875% senior notes at an aggregate cost of $48.3 million, offset by a loss on redemption of the remaining Dobson/ Sygnet senior notes.

      Dividends on mandatorily preferred stock. For the three months ended March 31, 2004, compared to three months ended March 31, 2003, dividends on preferred stock are represented as both a financing expense, included in our net (loss) income, and as an item below our net (loss) income, reflected only in our net (loss) income applicable to common shareholders. This change in presentation is the result of implementing SFAS No. 150 during 2003, which requires dividends on mandatorily redeemable preferred stock and any gains or losses on redemption and repurchases of mandatorily redeemable preferred stock to be reflected as a financing expense included in net (loss) income for periods beginning after June 15, 2003. Thus, our income statement includes the following:

	Three Months Ended
	March 31,

	2004	2003

	($ in thousands)
Financing expense (above net (loss) income):
Dividends on mandatorily redeemable preferred stock	$(8,618)	$—
Items applicable to common shareholders (below net (loss) income):
Dividends on preferred stock	(1,858)	(20,530)
Gain on redemption and repurchased of preferred stock	—	23,615

      Although our dividends on preferred stock are in two separate line items for the three months ended March 31, 2004, they totaled $10.5 million, on a combined basis, which compares to $20.5 million for the three months ended March 31, 2003. This decrease in dividends of $10.0 million is the result of the reduction in the number of shares of our preferred stock outstanding due to redemptions and repurchases of our preferred stock during 2003.

      For the three months ended March 31, 2003, prior to the adoption of SFAS No. 150, we repurchased a total of $32.7 million liquidation preference amount of our 12.25% senior exchangeable preferred stock and $27.5 million liquidation preference amount of our 13% senior exchangeable preferred stock, for an aggregate purchase price of $36.6 million. Including deferred financing costs this resulted in a gain on repurchase of preferred stock totaling $23.6 million.

      Other income, net. For the three months ended March 31, 2004, our other income decreased by $0.7 million, or 34.8%, to $1.3 million from $2.0 million for the three months ended March 31, 2003 primarily due to a decrease in interest income due to lower interest rates.

      Minority interests in income of subsidiaries. For the three months ended March 31, 2004, our minority interests in income of subsidiaries decreased $0.7 million, or 41.7%, to $0.9 million from $1.6 million in 2003.

This decrease was attributable to the decreased income earned from our subsidiaries in markets in which we do not own a 100% interest.

      Discontinued operations. For the three months ended March 31, 2004, we had income from discontinued operations of $0.4 million compared to income from discontinued operations of $4.7 million for the three months ended March 31, 2003. Our discontinued operations during 2004 relate to the Michigan/ Maryland swap with Cingular Wireless, while our discontinued operations during 2003 relate to both the California/ Alaska swap with AT&T Wireless and the Michigan/ Maryland swap with Cingular Wireless.

      Net (loss) income. For the three months ended March 31, 2004, our net loss was $14.7 million. Our net income decreased $29.7 million, from net income of $15.0 million for the three months ended March 31, 2003. The decrease in our net income was primarily attributable to our increase in interest expense.

Liquidity and Capital Resources

      We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We plan to finance our operations through cash flows from operating activities, and if necessary, bank debt and the sale of debt and equity securities.

Net Cash Flow

      At March 31, 2004, we had working capital of $46.4 million, a ratio of current assets to current liabilities of 1.2:1 and an unrestricted cash balance of $142.0 million, which compares to working capital of $101.6 million, a ratio of current assets to current liabilities of 1.4:1 and an unrestricted cash balance of $208.2 million at December 31, 2003. Working capital has decreased due primarily to our $48.3 million repurchases of our 8.875% senior notes during the first quarter of 2004.

      Our net cash provided by operating activities totaled $6.0 million for the three months ended March 31, 2004 compared to $41.5 million for the three months ended March 31, 2003. The decrease was primarily due to a decrease in our income from continuing operations and changes in our current assets and liabilities, which required more net cash payments in 2004 than in 2003.

      Our net cash used in investing activities totaled $8.3 million for the three months ended March 31, 2004, compared to $13.5 million for the three months ended March 31, 2003. Our net cash used in investing activities for the three months ended March 31, 2004 primarily relates to capital expenditures of $40.6, offset by $22.0 million in cash received from Cingular Wireless as part of our Michigan/ Maryland swap and $11.4 million from receipt of funds held in escrow for contingencies on sold assets. Capital expenditures for the three months ended March 31, 2003 were $16.8 million.

      Our net cash used in financing activities was $64.0 million for the three months ended March 31, 2004 compared to $56.6 million for the three months ended March 31, 2003. Our financing activity uses for the three months ended March 31, 2004 consisted of repayments and repurchases of long-term debt totaling $62.1 million. Our financing activity uses for the three months ended March 31, 2003 included repayments of long-term debt totaling $18.0 million and the redemption of $36.6 million of preferred stock.

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

      The DCS credit facility is guaranteed by us, DOC LLC and each of DCS’s direct subsidiaries, and is secured by a first priority security interest in all of the tangible and intangible assets of DCS. The DCS credit facility is not guaranteed by American Cellular or any of its subsidiaries.

      Interest on the DCS credit facility is currently based on a LIBOR formula plus a spread. At March 31, 2004, we had $547.3 million outstanding under the term loan of this credit facility, and we had the entire $150.0 million of the revolving credit facility available.

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

      On May 7, 2004 the financial covenants in the DCS credit facility were amended in a manner that is expected to increase our operating flexibility. Distributions of excess cash flow by DCS to us will be restricted unless our leverage ratio is less than certain levels as specified in the amendment to the credit facility.

Dobson Senior Notes

8.875% Senior Notes

      On September 26, 2003, we completed the private sale of $650.0 million principal amount of 8.875% senior notes due 2013. The net proceeds from the sale of the notes were used to repay in full all amounts owing under the bank credit facility of DOC LLC, and, together with subsidiary funds, to repay in part amounts owing under the bank credit facility of Sygnet Wireless, Inc. The senior notes rank pari passu in right of payment with any of our existing and future senior indebtedness and are senior to all existing and future subordinated indebtedness. American Cellular is an unrestricted subsidiary for purposes of our 8.875% senior notes.

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

      Our Board of Directors has authorized us to expend up to $50 million to repurchase some of our outstanding 10.875% senior notes and 8.875% senior notes. Through March 31, 2004, we had repurchased $55.5 million principal amount of our 8.875% senior notes at an aggregate cost of $48.3 million, excluding accrued interest. These repurchases resulted in a gain on extinguishment of debt, net of deferred financing costs, of $6.1 million.

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

      In connection with the closing of the sale of the notes, we entered into an indenture with The Bank of New York, as successor trustee to United States Trust Company of New York. The indenture contains certain covenants including, but not limited to, covenants that limit our ability and that of our restricted subsidiaries to:

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

Preferred Stock

      During August 2003, in conjunction with the American Cellular reorganization, we issued 686,201 shares of our Series F convertible preferred stock having an aggregate liquidation preference of $122.5 million, plus $48.7 million in cash and 44.2 million shares of our Class A common stock to the former holders of $681.9 million principal amount of American Cellular’s outstanding 9.5% senior subordinated notes due 2009 and their advisors. Our outstanding Series F convertible preferred stock had an aggregate liquidation preference of $122.5 million, including accrued dividends, at March 31, 2004.

      As of March 31, 2004, we had outstanding 60,997 shares of our 12.25% senior exchangeable preferred stock with an aggregate liquidation value of $61.0 million, and 196,003 shares of our 13% senior exchangeable preferred stock with an aggregate liquidation value of $196.0 million. Each certificate of designation for our senior preferred stock contains restrictive covenants, which may limit our ability to incur indebtedness in the future. During the first quarter of 2003, we repurchased a total of $32.7 million liquidation preference amount of our 12.25% senior exchangeable preferred stock and $27.5 million liquidation preference amount of our 13% senior exchangeable preferred stock. The preferred stock repurchased totaled 60,207 shares for $36.6 million, all of which were canceled by March 31, 2003. Including deferred financing costs this repurchase resulted in a gain on redemption and repurchase of preferred stock totaling $22.1 million for the three months ended March 31, 2003.

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

      During 2001, American Cellular sold, in two transactions, $700.0 million principal amount of 9.5% senior subordinated notes due 2009 at a discount of $6.9 million. The discount was being amortized over the life of the notes. In August 2003, as part of the restructuring of American Cellular, holders of $681.9 million outstanding principal amount of these senior notes surrendered their senior notes and received approximately $48.7 million in cash, 43.9 million shares of newly issued shares of our Class A common stock, and 681,900 shares of a new series of our convertible preferred stock, which has an aggregate liquidation preference of approximately $121.8 million and is convertible into a maximum of 13.9 million shares of our Class A common stock. There remains outstanding $18.1 million liquidation value of American Cellular’s 9.5% senior subordinated notes.

      American Cellular has required, and will likely continue to require, substantial capital to further develop, expand and upgrade its wireless systems.

Capital Commitments

      We had capital expenditures of $40.6 million for the three months ended March 31, 2004. We plan to spend approximately $110 million to $140 million for capital expenditures in 2004. The majority of these planned expenditures will be spent in the first half of 2004 in relation to the build-out of our GSM/ GPRS/ EDGE network. However, the amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions. We may require additional financing for future acquisitions, to refinance our debt at its final maturities and to meet the mandatory redemption provision on our senior exchangeable preferred stock.

      On July 29, 2003, we entered into agreements with certain holders of options granted under the Dobson Communications 2000 Stock Incentive Plan, or 2000 Plan, with exercise prices in excess of $10.00 per share in which we agreed to issue new options under our 2000 Plan in exchange for their existing options. Under these agreements, holders of options with an exercise price of more than $10.00 per share but less than $15.00 per share would receive new options for the same number of underlying shares; holders of options with exercises prices of at least $15.00 and less than $20.00 would receive new options to purchase one share of our Class A common stock for each two shares underlying existing options, and holders of existing options with exercises prices greater than $20.00 per share would receive new options to purchase one share of our Class A common stock for each three shares underlying their existing options. In each instance, the new options would be granted six months and one day after the effective date of the exchange agreement, and at an exercise price equal to the market price of our Class A common stock on such later date. On February 2, 2004, we issued new options under the exchange agreements, all at an exercise price of $7.09 per share. The vesting schedule for each new option was the same as the replaced options. No options held by our non-management directors were included in the foregoing exchange program.

      On March 10, 2004, our Board of Directors authorized the grants of non-qualified options under the Dobson Communications 1996 Stock Option Plan, or 1996 Plan, the 2000 Plan, and the Dobson Communication 2002 Stock Incentive Plan, or 2002 Plan, to purchase an aggregate of 3,602,475 shares of our Class A common stock to our directors and executive officers, and certain other of our officers and employees. We authorized grants of options to purchase 55,500 shares of our Class A common stock under our 1996 Plan; options to purchase 2,585,000 shares of our Class A common stock under our 2000 Plan and options to purchase 961,975 shares of our Class A common stock under our 2002 Plan. Each option is for a term of ten years and vests at the rate of 25% per year. Each option is exercisable at an exercise price of $3.49 per share (subject to standard anti-dilution adjustments), which was the market price of our Class A common stock on the date the options were granted.

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

      Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. The counterparty was a major financial institution. As of March 31, 2003, we had interest rate hedges under various derivative contracts totaling $325.0 million on our $490.1 million DOC LLC credit facility. The terms of these agreements began expiring from March 2002 through April 2003 therefore we had no interest rate hedges for the three months ended March 31, 2004. For the three months ended March 31, 2003, the interest expense related to the hedge was approximately $1.9 million.

      At March 31, 2004, we had long-term debt outstanding of $2.3 billion, of which, $547.3 million bears interest at floating rates. These rates averaged 4.4% for the three months ended March 31, 2004. One percentage point of an interest rate adjustment would change our cash interest payments on an annual basis by approximately $5.5 million.

Item 4.	Controls and Procedures

      As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as required by Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. We did not effect any material changes in our internal controls and procedures during the quarter ended March 31, 2004.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      We are not currently aware of any additional or material changes to pending or threatened litigation against us or our subsidiaries that could have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      Not applicable

Item 3.	Defaults Upon Senior Securities

      Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable

Item 5.	Other Information

      Not applicable

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

      The following exhibits are filed as a part of this report:

Exhibit			Method of
Numbers		Description	Filing

2.1		Purchase Agreement dated July 25, 2003 for ACC Escrow Corp. and American Cellular Corporation $900,000,000 10% Series A Senior Notes due 2011	(22)[2.3]
2.2		Purchase Agreement dated September 12, 2003 for Dobson Communications Corporation $650,000,000 8 7/8% Senior Notes due 2013	(25)[2.4]
2.3		Agreement and Plan of Merger of ACC Escrow Corp. and American Cellular Corporation	(25)[2.5]
3.1		Registrant’s Amended and Restated Certificate of Incorporation.	(6)[3.1]
3	.1.1	Registrant’s Certificate of Retirement of Preferred Stock dated January 7, 2003	(20)[3.1.1]
3	.1.2	Registrant’s Certificate of Retirement of Preferred Stock dated February 4, 2003	(20)[3.1.2]
3	.1.3	Registrant’s Certificate of Amendment of Certificate of Incorporation	(25)[3.1.3]
3	.1.4	Registrant’s Certificate of Retirement of Preferred Stock dated November 30, 2003	(26)[3.1.4]
3	.1.5	Registrant’s Certificate of Retirement of Preferred Stock dated December 31, 2003	(26)[3.1.5]
3.2		Registrant’s Amended and Restated By-laws	(28)[3]
4.1		Amended, Restated, and Consolidated Revolving Credit and Term Loan Agreement dated as of January 18, 2000 among Dobson Operating Co., L.L.C., Banc of America Securities, LLC, Bank of America, N.A., Lehman Commercial Paper Inc. and TD Securities (USA) Inc., and First Union National Bank and PNC Bank, National Association, and the Lenders.	(6)[4.6]
4	.1.1	Amendment, Waiver and Consent to the Dobson Operating Co., L.L.C., Credit Agreement dated as of June 19, 2000 among Dobson Operating Co., L.L.C., as Borrower, Bank of America, N.A., as Administrative Agent, Required Lenders and Guarantors	(7)[10.2]

Exhibit			Method of
Numbers		Description	Filing

4	.1.2	Amendment and Consent dated November 24, 2000 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(10)[4.3.2]
4	.1.3	Amendment and Consent dated May 4, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(14)[4.1.3]
4	.1.4	Amendment dated August 1, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(14)[4.1.4]
4	.1.5	Amendment dated January 23, 2002 to the Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(14)[4.1.5]
4	.1.6	Second Amended, Restated and Consolidated Revolving Credit Agreement among Dobson Operating Co., LLC, as Borrower, the Lenders party thereto, as Lenders, and Lehman Commercial Paper, Inc., as Administrative Agent, dated September 26, 2003	(23)[4.1.6]
4.2		Indenture dated December 23, 1998 between Dobson/ Sygnet Communications Company, as Issuer, and United States Trust Company of New York, as Trustee.	(2)[4.1]
4	.2.1	Supplemental Indenture dated October 23, 2003 by and between Dobson/ Sygnet Communications Company and The Bank of New York, as Successor to The United States Trust Company of New York, as Trustee	(24)[4.2.1]
4.3		Form of Common Stock Certificate.	(6)[4.16]
4.4		Indenture dated June 22, 2000 by the Registrant and United States Trust Company of New York, as Trustee	(7)[4]
4.5		Senior Debt Indenture dated as of July 18, 2001, between the Registrant and The Bank of New York, as Trustee	(11)[4.2]
4	.6.1	Subordinated Debt Indenture dated as of July 18, 2001 between the Registrant and The Bank of New York, as Trustee	(11)[4.3]
4	.6.2	Certificate of Trust for Dobson Financing Trust	(11)[4.4]
4.7		Declaration of Trust for Dobson Financing Trust	(11)[4.5]
4.8		Indenture dated as February 28, 1997 between the Registrant and United States Trust Company of New York, as Trustee	(4)[4.6]
4.9		Credit agreement among the Agents and Lenders named therein and Sygnet Wireless Inc. (f/k/a Dobson/ Sygnet Operating Company) dated December 22, 1998	(3)[4.4]
4.10		Form of Certificate of Designation of the Powers, Preferences and Relative, Optional and Other Special Rights of the Registrant’s Series F Convertible Preferred Stock	(22)[4.12]
4	.10.1	Certificate of Correction of Certificate of Designation of Series F Convertible Preferred Stock	(22)[4.12.1]
4.11		Indenture dated August 8, 2003 between ACC Escrow Corp. and Bank of Oklahoma, National Association, as Trustee	(22)[4.13]
4	.11.1	First Supplemental Indenture dated August 19, 2003 between American Cellular Corporation, certain Guarantors and Bank of Oklahoma, National Association, as Trustee	(22)[4.13.1]
4.12		First Supplemental Indenture dated August 19, 2003 with reference to Indenture dated March 14, 2001, between American Cellular Corporation, ACC Acquisition LLC, Subsidiary Guarantors and Bank of Oklahoma, related to the issuance by American Cellular Corporation of its 9 1/2% Subordinated Notes due 2009	(22)[4.14]
4.13		8 7/8% Senior Note Indenture dated as of September 26, 2003 by Dobson Communications Corporation and Bank of Oklahoma, National Association, as Trustee	(23)[4.14]
10.1		Registrant’s 2002 Employee Stock Purchase Plan	(16)[10.1]

Exhibit			Method of
Numbers		Description	Filing

10	.1.1*	Registrant’s 1996 Stock Option Plan, as amended.	(3)[10.1.1]
10	.1.2*	2000-1 Amendment to the DCC 1996 Stock Option Plan.	(6)[10.1.3]
10	.1.3*	Dobson Communications Corporation 2000 Stock Incentive Plan.	(6)[10.1.4]
10	.2*	Registrant’s 2002 Stock Incentive Plan	(16)[10.2]
10	.3.1*	Letter dated June 3, 1996 from Registrant to Bruce R. Knooihuizen describing employment arrangement.	(4)[10.3.2]
10	.3.2*	Letter dated October 15, 1996 from Fleet Equity Partners to Justin L. Jaschke regarding director compensation.	(4)[10.3.3]
10	.3.3*	Letter dated October 28, 1997 from Registrant to R. Thomas Morgan describing employment arrangement.	(1)[10.3.5]
10	.3.4*	Letter dated August 25, 1998 from Registrant to Richard D. Sewell, Jr. describing employment arrangement.	(3)[10.3.6]
10	.3.5*	Consulting Agreement dated December 21, 1998 between Registrant and Albert H. Pharis, Jr.	(3)[10.3.7]
10	.3.6*	Consulting Agreement dated August 15, 1998 between the Registrant and Russell L. Dobson and Addendum thereto dated October 1, 1998.	(6)[10.3.8]
10.4		Operating Agreement dated January 16, 1998, as amended, between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc.	(6)[10.4.4]
10	.4.1	Second Addendum to Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and Dobson Cellular Systems, Inc. and its Affiliates dated May 8, 2002	(15)[10.5.1]
10	.4.2	Fourth Addendum to Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and Dobson Cellular Systems, Inc. and its Affiliates dated July 11, 2003	(21)[10.9.2]
10	.5†	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated as of November 16, 2001.	(14)[10.6]
10	.5.1†	Amendment No. 1 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated August 5, 2002.	(17)[10.6.1]
10.6		Second Amended and Restated Partnership Agreement of Gila River	(5)[10.8]
10.7		Cellular General Partnership dated September 30, 1997 Stockholder and Investor Rights Agreement dated January 31, 2000 among the Registrant and the Shareholders listed therein (without exhibits).	(6)[10.7.2.3]
10	.7.1	Amendment No. 1 to Stockholder and Investor rights Agreement among AT&T Wireless Services, Inc., the Registrant, and certain other parties	(9)[10.4]
10	.8†	License Agreement dated October 8, 2001 between Dobson Communications Corporations and H.O. Systems, Inc.	(14)[10.9]
10	.9*	Form of Dobson Communications Corporation Director Indemnification Agreement.	(6)[10.9]
10.10		Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC between AT&T Wireless JV Co. and Dobson JV Company dated as of February 25, 2000.	(8)[10.1]
10.11		Amended and Restated Supplemental Agreement among AT&T Wireless, Dobson Communications Corporation, Dobson CC Limited Partnership, and other signatories thereto, dated February 25, 2000.	(8)[10.1.1]
10.12		Amended and Restated Management Agreement between Dobson Cellular Systems, Inc. and ACC Acquisition LLC dated as of February 25, 2000.	(8)[10.2]
10	.12.1	Management Agreement between Dobson Cellular Systems, Inc. and American Cellular Corporation effective as of August 19, 2003	(22)[10.14.1]

Exhibit			Method of
Numbers		Description	Filing

10.13		Amended and Restated Operating Agreement dated February 25, 2000 by and between AT&T Wireless Services, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(8)[10.3]
10	.13.1	Addendum to Amended and Restated Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and ACC Acquisition LLC and its Affiliates dated May 8, 2002	(15)[10.16.1]
10.14		Amended and Restated Operating Agreement dated February 25, 2000 by and between Dobson Cellular Systems, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(8)[10.4]
10.15		Asset Purchase Agreement dated October 29, 2001 by and between Dobson Cellular Systems, Inc., and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(12)[10.22]
10.16		Asset Purchase Agreement dated December 6, 2001 by and between Dobson Cellular System, Inc., and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(13)[10.1]
10	.17†	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002 between Cingular Wireless, LLC, and its affiliates, and Dobson Cellular Systems, Inc., and its affiliates.	(14)[10.23]
10.18		Master Services Agreement between Dobson Cellular Systems, Inc. and Convergys Information Management Group Inc. dated December 1, 2002.	(18)[10.24]
10.19		Asset Exchange Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(19)[10.1]
10.20		Transition Services Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(19)[10.2]
10.21		Master Lease Agreement dated as of December 23, 2002 between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(19)[10.3]
10	.22†	Roaming Agreement for GSM/ GPRS between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc. dated July 11, 2003	(21)[10.28]
10	.23†	GSM/ GPRS Operating Agreement between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc. dated July 11, 2003, as amended	(21)[10.29]
10	.24†	Roaming Agreement for GSM/ GPRS between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(21)[10.30]
10	.25†	GSM/ GPRS Operating Agreement between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(21)[10.31]
10	.26†	Second Amended and Restated TDMA Operating Agreement between AT&T Wireless Services, Inc. on behalf of itself and its affiliates and ACC Acquisition LLC, on behalf of itself, American Cellular Corporation and their respective affiliates dated July 11, 2003	(21)[10.32]
10.27		Tax Allocation Agreement dated August 19, 2003, between Dobson Communications Corporation and American Cellular Corporation	(22)[10.33]
10.28		Registration Rights Agreement dated as of August 8, 2003 by and between ACC Escrow Corp. as Issuer, American Cellular Corporation, certain Guarantors listed on Schedule A and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated, as Initial Purchasers	(22)[10.34]
10.29		Registration Rights Agreement dated August 19, 2003 between Dobson Communications Corporation and holders of Class A Common Stock and Series F Convertible Preferred Stock	(22)[10.35]

Exhibit			Method of
Numbers		Description	Filing

10.30		Registration Rights Agreement between Dobson Communications Corporation and Bank of America, N.A. dated as of March 15, 2002	(22)[10.36]
10.31		Registration Rights Agreement dated September 26, 2003 among Dobson Communications Corporation, Lehman Brothers, Inc., Morgan Stanley & Co., Incorporated, and Bear, Stearns & Co., Inc.	(23)[10.37]
10.32		Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003	(24)[10.38]
10	.32.1	Amendment No. 1 dated March 9, 2004, to Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003.	(27)[4]
10	.32.2	Amendment No. 2 dated May 7, 2004, to Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003.	(29)
10.33		Guarantee and Collateral Agreement by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003	(24)[10.39]
10.34		Escrow Agreement dated August 8, 2003 by and between ACC Escrow Corp. and Bank of Oklahoma, National Association, as trustee and escrow agent	(25)[10.40]
10.35		Registration Rights Agreement dated as of September 26, 2003 by and among Dobson Communications Corporation, Lehman Brothers Inc., Morgan Stanley & Co. Incorporated and Bear, Stearns & Co. Inc.	(25)[10.41]
31.1		Rule 13a-14(a) Certification by our Chairman and Chief Executive Officer.	(29)
31.2		Rule 13a-14(a) Certification by our Chief Financial Officer.	(29)
32.1		Section 1350 Certification by our Chairman and Chief Executive Officer.	(29)
32.2		Section 1350 Certification by our Chief Financial Officer.	(29)

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-71633), as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 15, 1997 and amended on November 6, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-90759), as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 6, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 9, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s current report on Form 8-K/ A on February 22, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-64916), as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 20, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to the Registrant’s current report on Form 8-K on May 16, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to the Registrant’s current report on Form 8-K on June 14, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(19)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on January 8, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(20)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(21)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 28, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(22)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on September 18, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(23)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 2, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(24)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 29, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(25)	Filed as an exhibit to the Registration Statement on Form S-4 (Registration No. 333-110380) as the exhibit number indicated in brackets and incorporated by reference herein.

(26)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(27)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on March 22, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(28)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on April 8, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(29)	Filed herewith.

      (b) Reports on Form 8-K

      The Registrant filed a Current Report on Form 8-K on January 7, 2004, which reported the Registrant’s Investor Conference presentation, under “Item 9. Regulation FD Disclosure”.

      The Registrant filed a Current Report on Form 8-K on February 5, 2004, which reported the Registrant’s redemption of all outstanding Dobson/ Sygnet 12.25% Senior Notes, under “Item 5. Other Evens and Required FD Disclosure”.

      The Registrant filed a Current Report on Form 8-K on February 18, 2004, which reported the Registrant’s Investors’ Conference date, the completion of the exchange of Maryland Rural Service Area 2 to Cingular Wireless and the appointed of Mark S Feighner and Robert A. Schriesheim to serve on the board of directors, under “Item 5. Other Evens and Required FD Disclosure”, and the results of fourth quarter ended December 31, 2003, under “Item 12. Results of Operation and Financial Condition”.

      The Registrant filed a Current Report on Form 8-K on February 26, 2004, which reported the Registrant’s consummation of the exchange of its FCC license and related assets located in Maryland Rural Service Area 2 to an affiliate of Cingular Wireless Services, Inc., under “Item 2. Acquisition and Disposition of Assets”.

      The Registrant filed a Current Report on Form 8-K on March 22, 2004, which reported the Registrant’s finalization of an amendment to the credit agreement dated as of October 23, 2003 among the Registrant and its subsidiaries, Dobson Cellular Systems, Inc, and Dobson Operating Co., L.L.C., under “Item 5. Other Evens and Required FD Disclosure”.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOBSON COMMUNICATIONS CORPORATION

Date: May 10, 2004

/s/ EVERETT R. DOBSON

Everett R. Dobson
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2004

/s/ BRUCE R. KNOOIHUIZEN

Bruce R. Knooihuizen
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit			Method of
Numbers		Description	Filing

2.1		Purchase Agreement dated July 25, 2003 for ACC Escrow Corp. and American Cellular Corporation $900,000,000 10% Series A Senior Notes due 2011	(22)[2.3]
2.2		Purchase Agreement dated September 12, 2003 for Dobson Communications Corporation $650,000,000 8 7/8% Senior Notes due 2013	(25)[2.4]
2.3		Agreement and Plan of Merger of ACC Escrow Corp. and American Cellular Corporation	(25)[2.5]
3.1		Registrant’s Amended and Restated Certificate of Incorporation.	(6)[3.1]
3	.1.1	Registrant’s Certificate of Retirement of Preferred Stock dated January 7, 2003	(20)[3.1.1]
3	.1.2	Registrant’s Certificate of Retirement of Preferred Stock dated February 4, 2003	(20)[3.1.2]
3	.1.3	Registrant’s Certificate of Amendment of Certificate of Incorporation	(25)[3.1.3]
3	.1.4	Registrant’s Certificate of Retirement of Preferred Stock dated November 30, 2003	(26)[3.1.4]
3	.1.5	Registrant’s Certificate of Retirement of Preferred Stock dated December 31, 2003	(26)[3.1.5]
3.2		Registrant’s Amended and Restated By-laws	(28)[3]
4.1		Amended, Restated, and Consolidated Revolving Credit and Term Loan Agreement dated as of January 18, 2000 among Dobson Operating Co., L.L.C., Banc of America Securities, LLC, Bank of America, N.A., Lehman Commercial Paper Inc. and TD Securities (USA) Inc., and First Union National Bank and PNC Bank, National Association, and the Lenders.	(6)[4.6]
4	.1.1	Amendment, Waiver and Consent to the Dobson Operating Co., L.L.C., Credit Agreement dated as of June 19, 2000 among Dobson Operating Co., L.L.C., as Borrower, Bank of America, N.A., as Administrative Agent, Required Lenders and Guarantors	(7)[10.2]
4	.1.2	Amendment and Consent dated November 24, 2000 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(10)[4.3.2]
4	.1.3	Amendment and Consent dated May 4, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(14)[4.1.3]
4	.1.4	Amendment dated August 1, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(14)[4.1.4]
4	.1.5	Amendment dated January 23, 2002 to the Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(14)[4.1.5]
4	.1.6	Second Amended, Restated and Consolidated Revolving Credit Agreement among Dobson Operating Co., LLC, as Borrower, the Lenders party thereto, as Lenders, and Lehman Commercial Paper, Inc., as Administrative Agent, dated September 26, 2003	(23)[4.1.6]
4.2		Indenture dated December 23, 1998 between Dobson/ Sygnet Communications Company, as Issuer, and United States Trust Company of New York, as Trustee.	(2)[4.1]
4	.2.1	Supplemental Indenture dated October 23, 2003 by and between Dobson/ Sygnet Communications Company and The Bank of New York, as Successor to The United States Trust Company of New York, as Trustee	(24)[4.2.1]
4.3		Form of Common Stock Certificate.	(6)[4.16]
4.4		Indenture dated June 22, 2000 by the Registrant and United States Trust Company of New York, as Trustee	(7)[4]
4.5		Senior Debt Indenture dated as of July 18, 2001, between the Registrant and The Bank of New York, as Trustee	(11)[4.2]
4	.6.1	Subordinated Debt Indenture dated as of July 18, 2001 between the Registrant and The Bank of New York, as Trustee	(11)[4.3]
4	.6.2	Certificate of Trust for Dobson Financing Trust	(11)[4.4]

Exhibit			Method of
Numbers		Description	Filing

4.7		Declaration of Trust for Dobson Financing Trust	(11)[4.5]
4.8		Indenture dated as February 28, 1997 between the Registrant and United States Trust Company of New York, as Trustee	(4)[4.6]
4.9		Credit agreement among the Agents and Lenders named therein and Sygnet Wireless Inc. (f/k/a Dobson/ Sygnet Operating Company) dated December 22, 1998	(3)[4.4]
4.10		Form of Certificate of Designation of the Powers, Preferences and Relative, Optional and Other Special Rights of the Registrant’s Series F Convertible Preferred Stock	(22)[4.12]
4	.10.1	Certificate of Correction of Certificate of Designation of Series F Convertible Preferred Stock	(22)[4.12.1]
4.11		Indenture dated August 8, 2003 between ACC Escrow Corp. and Bank of Oklahoma, National Association, as Trustee	(22)[4.13]
4	.11.1	First Supplemental Indenture dated August 19, 2003 between American Cellular Corporation, certain Guarantors and Bank of Oklahoma, National Association, as Trustee	(22)[4.13.1]
4.12		First Supplemental Indenture dated August 19, 2003 with reference to Indenture dated March 14, 2001, between American Cellular Corporation, ACC Acquisition LLC, Subsidiary Guarantors and Bank of Oklahoma, related to the issuance by American Cellular Corporation of its 9 1/2% Subordinated Notes due 2009	(22)[4.14]
4.13		8 7/8% Senior Note Indenture dated as of September 26, 2003 by Dobson Communications Corporation and Bank of Oklahoma, National Association, as Trustee	(23)[4.14]
10.1		Registrant’s 2002 Employee Stock Purchase Plan	(16)[10.1]
10	.1.1*	Registrant’s 1996 Stock Option Plan, as amended.	(3)[10.1.1]
10	.1.2*	2000-1 Amendment to the DCC 1996 Stock Option Plan.	(6)[10.1.3]
10	.1.3*	Dobson Communications Corporation 2000 Stock Incentive Plan.	(6)[10.1.4]
10	.2*	Registrant’s 2002 Stock Incentive Plan	(16)[10.2]
10	.3.1*	Letter dated June 3, 1996 from Registrant to Bruce R. Knooihuizen describing employment arrangement.	(4)[10.3.2]
10	.3.2*	Letter dated October 15, 1996 from Fleet Equity Partners to Justin L. Jaschke regarding director compensation.	(4)[10.3.3]
10	.3.3*	Letter dated October 28, 1997 from Registrant to R. Thomas Morgan describing employment arrangement.	(1)[10.3.5]
10	.3.4*	Letter dated August 25, 1998 from Registrant to Richard D. Sewell, Jr. describing employment arrangement.	(3)[10.3.6]
10	.3.5*	Consulting Agreement dated December 21, 1998 between Registrant and Albert H. Pharis, Jr.	(3)[10.3.7]
10	.3.6*	Consulting Agreement dated August 15, 1998 between the Registrant and Russell L. Dobson and Addendum thereto dated October 1, 1998.	(6)[10.3.8]
10.4		Operating Agreement dated January 16, 1998, as amended, between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc.	(6)[10.4.4]
10	.4.1	Second Addendum to Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and Dobson Cellular Systems, Inc. and its Affiliates dated May 8, 2002	(15)[10.5.1]
10	.4.2	Fourth Addendum to Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and Dobson Cellular Systems, Inc. and its Affiliates dated July 11, 2003	(21)[10.9.2]
10	.5†	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated as of November 16, 2001.	(14)[10.6]

Exhibit			Method of
Numbers		Description	Filing

10	.5.1†	Amendment No. 1 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated August 5, 2002.	(17)[10.6.1]
10.6		Second Amended and Restated Partnership Agreement of Gila River	(5)[10.8]
10.7		Cellular General Partnership dated September 30, 1997 Stockholder and Investor Rights Agreement dated January 31, 2000 among the Registrant and the Shareholders listed therein (without exhibits).	(6)[10.7.2.3]
10	.7.1	Amendment No. 1 to Stockholder and Investor rights Agreement among AT&T Wireless Services, Inc., the Registrant, and certain other parties	(9)[10.4]
10	.8†	License Agreement dated October 8, 2001 between Dobson Communications Corporations and H.O. Systems, Inc.	(14)[10.9]
10	.9*	Form of Dobson Communications Corporation Director Indemnification Agreement.	(6)[10.9]
10.10		Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC between AT&T Wireless JV Co. and Dobson JV Company dated as of February 25, 2000.	(8)[10.1]
10.11		Amended and Restated Supplemental Agreement among AT&T Wireless, Dobson Communications Corporation, Dobson CC Limited Partnership, and other signatories thereto, dated February 25, 2000.	(8)[10.1.1]
10.12		Amended and Restated Management Agreement between Dobson Cellular Systems, Inc. and ACC Acquisition LLC dated as of February 25, 2000.	(8)[10.2]
10	.12.1	Management Agreement between Dobson Cellular Systems, Inc. and American Cellular Corporation effective as of August 19, 2003	(22)[10.14.1]
10.13		Amended and Restated Operating Agreement dated February 25, 2000 by and between AT&T Wireless Services, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(8)[10.3]
10	.13.1	Addendum to Amended and Restated Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and ACC Acquisition LLC and its Affiliates dated May 8, 2002	(15)[10.16.1]
10.14		Amended and Restated Operating Agreement dated February 25, 2000 by and between Dobson Cellular Systems, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(8)[10.4]
10.15		Asset Purchase Agreement dated October 29, 2001 by and between Dobson Cellular Systems, Inc., and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(12)[10.22]
10.16		Asset Purchase Agreement dated December 6, 2001 by and between Dobson Cellular System, Inc., and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(13)[10.1]
10	.17†	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002 between Cingular Wireless, LLC, and its affiliates, and Dobson Cellular Systems, Inc., and its affiliates.	(14)[10.23]
10.18		Master Services Agreement between Dobson Cellular Systems, Inc. and Convergys Information Management Group Inc. dated December 1, 2002.	(18)[10.24]
10.19		Asset Exchange Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(19)[10.1]
10.20		Transition Services Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(19)[10.2]
10.21		Master Lease Agreement dated as of December 23, 2002 between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(19)[10.3]
10	.22†	Roaming Agreement for GSM/ GPRS between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc. dated July 11, 2003	(21)[10.28]

Exhibit			Method of
Numbers		Description	Filing

10	.23†	GSM/ GPRS Operating Agreement between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc. dated July 11, 2003, as amended	(21)[10.29]
10	.24†	Roaming Agreement for GSM/ GPRS between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(21)[10.30]
10	.25†	GSM/ GPRS Operating Agreement between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(21)[10.31]
10	.26†	Second Amended and Restated TDMA Operating Agreement between AT&T Wireless Services, Inc. on behalf of itself and its affiliates and ACC Acquisition LLC, on behalf of itself, American Cellular Corporation and their respective affiliates dated July 11, 2003	(21)[10.32]
10.27		Tax Allocation Agreement dated August 19, 2003, between Dobson Communications Corporation and American Cellular Corporation	(22)[10.33]
10.28		Registration Rights Agreement dated as of August 8, 2003 by and between ACC Escrow Corp. as Issuer, American Cellular Corporation, certain Guarantors listed on Schedule A and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated, as Initial Purchasers	(22)[10.34]
10.29		Registration Rights Agreement dated August 19, 2003 between Dobson Communications Corporation and holders of Class A Common Stock and Series F Convertible Preferred Stock	(22)[10.35]
10.30		Registration Rights Agreement between Dobson Communications Corporation and Bank of America, N.A. dated as of March 15, 2002	(22)[10.36]
10.31		Registration Rights Agreement dated September 26, 2003 among Dobson Communications Corporation, Lehman Brothers, Inc., Morgan Stanley & Co., Incorporated, and Bear, Stearns & Co., Inc.	(23)[10.37]
10.32		Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003	(24)[10.38]
10	.32.1	Amendment No. 1 dated March 9, 2004, to Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003.	(27)[4]
10	.32.2	Amendment No. 2 dated May 7, 2004, to Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003.	(29)
10.33		Guarantee and Collateral Agreement by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003	(24)[10.39]
10.34		Escrow Agreement dated August 8, 2003 by and between ACC Escrow Corp. and Bank of Oklahoma, National Association, as trustee and escrow agent	(25)[10.40]
10.35		Registration Rights Agreement dated as of September 26, 2003 by and among Dobson Communications Corporation, Lehman Brothers Inc., Morgan Stanley & Co. Incorporated and Bear, Stearns & Co. Inc.	(25)[10.41]
31.1		Rule 13a-14(a) Certification by our Chairman and Chief Executive Officer.	(29)
31.2		Rule 13a-14(a) Certification by our Chief Financial Officer.	(29)
32.1		Section 1350 Certification by our Chairman and Chief Executive Officer.	(29)
32.2		Section 1350 Certification by our Chief Financial Officer.	(29)

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-71633), as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 15, 1997 and amended on November 6, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-90759), as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 6, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 9, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s current report on Form 8-K/ A on February 22, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-64916), as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 20, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to the Registrant’s current report on Form 8-K on May 16, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to the Registrant’s current report on Form 8-K on June 14, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(19)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on January 8, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(20)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(21)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 28, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(22)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on September 18, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(23)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 2, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(24)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 29, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(25)	Filed as an exhibit to the Registration Statement on Form S-4 (Registration No. 333-110380) as the exhibit number indicated in brackets and incorporated by reference herein.

(26)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(27)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on March 22, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(28)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on April 8, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(29)	Filed herewith.