Form 10-Q
period 2004-06-30
DOBSON COMMUNICATIONS CORP
filed 2004-08-09
CIK 1035985

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

      As of August 3, 2004, there were 114,372,409 shares of registrant’s $.001 par value Class A Common Stock outstanding and 19,418,021 shares of the registrant’s $.001 par value Class B Common Stock outstanding.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$99,624,676	$208,239,339
Restricted cash and investments	—	11,343,618
Accounts receivable	91,889,817	97,318,214
Inventory	18,687,652	12,393,910
Prepaid expenses and other	15,007,029	7,618,961
Deferred income taxes	17,637,000	17,637,000

Total current assets	242,846,174	354,551,042

PROPERTY, PLANT AND EQUIPMENT, net (Note 6)	562,544,284	536,634,360

OTHER ASSETS:
Restricted assets	4,451,346	4,171,009
Wireless license acquisition costs	1,774,493,143	1,759,350,684
Goodwill	608,533,403	603,450,987
Deferred financing costs, net	48,593,400	51,368,901
Customer list, net	93,993,420	94,380,262
Other non-current assets	3,479,485	4,989,791
Assets of discontinued operations (Note 3)	—	70,043,464

Total other assets	2,533,544,197	2,587,755,098

Total assets	$3,338,934,655	$3,478,940,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$83,973,932	$104,440,157
Accrued expenses	33,377,717	32,554,598
Accrued interest payable	73,948,978	74,106,748
Deferred revenue and customer deposits	26,452,426	26,947,446
Current portion of long-term debt	5,500,000	5,500,000
Accrued dividends payable	8,300,316	8,604,061
Current portion of obligations under capital leases	530,823	782,000

Total current liabilities	232,084,192	252,935,010

OTHER LIABILITIES:
Long-term debt, net of current portion (Note 7)	2,374,740,721	2,409,684,567
Deferred tax liabilities	274,380,409	285,848,520
Senior exchangeable preferred stock, net (Note 8)	242,297,986	253,259,775
Minority interest	5,416,735	6,393,902
Other non-current liabilities	5,956,770	6,915,203
Liabilities of discontinued operations (Note 3)	—	27,822,943
Commitments (Note 10)
SERIES F CONVERTIBLE PREFERRED STOCK	122,535,599	122,535,599
STOCKHOLDERS’ EQUITY:
Class A common stock, $.001 par value, 175,000,000 shares authorized and 120,081,762 and 119,997,356 issued at June 30, 2004 and December 31, 2003, respectively	120,082	119,998
Convertible Class B common stock, $.001 par value, 70,000,000 shares authorized and 19,418,021 shares issued at June 30, 2004 and December 31, 2003	19,418	19,418
Convertible Class C common stock, $.001 par value, 4,226 shares authorized and zero shares issued at June 30, 2004 and December 31, 2003	—	—
Convertible Class D common stock, $.001 par value, 33,000 shares authorized and zero shares issued at June 30, 2004 and December 31, 2003	—	—
Paid-in capital	1,205,562,528	1,205,138,956
Accumulated deficit	(1,090,234,563)	(1,057,788,169)
Less 5,709,353 common shares held in treasury, at cost at June 30, 2004 and December 31, 2003	(33,945,222)	(33,945,222)

Total stockholders’ equity	81,522,243	113,544,981

Total liabilities and stockholders’ equity	$3,338,934,655	$3,478,940,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Unaudited)		(Unaudited)
OPERATING REVENUE:
Service revenue	$189,288,270	$89,021,663	$370,987,633	$171,807,762
Roaming revenue	50,606,353	48,427,144	92,681,694	89,346,794
Equipment and other revenue	12,468,472	6,028,230	22,485,087	11,214,941

Total operating revenue	252,363,095	143,477,037	486,154,414	272,369,497

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	61,972,116	33,468,184	116,157,881	64,015,084
Cost of equipment	27,870,027	9,440,072	51,404,604	17,935,939
Marketing and selling	33,786,256	14,050,643	62,948,057	27,193,167
General and administrative	43,055,820	15,985,087	86,831,891	32,591,890
Depreciation and amortization	46,634,823	21,322,521	92,082,719	41,262,665

Total operating expenses	213,319,042	94,266,507	409,425,152	182,998,745

OPERATING INCOME	39,044,053	49,210,530	76,729,262	89,370,752

OTHER (EXPENSE) INCOME:
Interest expense	(52,782,507)	(23,450,422)	(107,020,542)	(47,322,255)
Gain from extinguishment of debt (Note 7)	—	—	5,738,861	—
Gain on redemption and repurchases of mandatorily redeemable preferred stock	5,068,518	—	5,068,518	—
Dividends on mandatorily redeemable preferred stock (Note 8)	(8,289,370)	—	(16,907,380)	—
Other income, net	441,135	2,652,646	1,718,560	4,612,142

(LOSS) INCOME BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	(16,518,171)	28,412,754	(34,672,721)	46,660,639
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(1,058,395)	(1,785,369)	(2,002,402)	(3,404,820)

(LOSS) INCOME BEFORE INCOME TAXES	(17,576,566)	26,627,385	(36,675,123)	43,255,819
Income tax benefit (expense)	3,529,136	(10,112,754)	7,502,950	(16,431,559)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(14,047,430)	16,514,631	(29,172,173)	26,824,260
DISCONTINUED OPERATIONS: (Note 3)
Income from discontinued operations, net of income tax expense of $271,327 for the six months ended June 30, 2004, $3,461,135 for the three months ended June 30, 2003 and $6,364,165 for the six months ended June 30, 2003	—	5,647,112	442,692	10,383,636
Gain from sale of discontinued operations, net of income tax expense of $16,863,987	—	27,514,926	—	27,514,926

NET (LOSS) INCOME	(14,047,430)	49,676,669	(28,729,481)	64,722,822
Dividends on preferred stock	(1,858,456)	(20,013,220)	(3,716,913)	(40,542,872)
Gain on redemption and repurchases of preferred stock	—	194,695,584	—	218,310,109

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(15,905,886)	$224,359,033	$(32,446,394)	$242,490,059

BASIC NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE (Note 9)	$(0.12)	$2.49	$(0.24)	$2.69

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	133,772,746	90,253,787	133,749,934	90,183,193

DILUTED NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE (Note 9)	$(0.12)	$2.42	$(0.24)	$2.63

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	133,772,746	92,897,382	133,749,934	92,375,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2004

	Stockholders’ Equity

	Class A		Class B
	Common Stock		Common Stock				Treasury	Total
						Accumulated	Stock	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	at Cost	Equity

	(Unaudited)
DECEMBER 31, 2003	119,997,356	$119,998	19,418,021	$19,418	$1,205,138,956	$(1,057,788,169)	$(33,945,222)	$113,544,981
Net loss	—	—	—	—	—	(28,729,481)	—	(28,729,481)
Preferred stock dividends	—	—	—	—	—	(3,716,913)	—	(3,716,913)
Issuance of common stock	84,406	84	—	—	423,572	—	—	423,656

June 30, 2004	120,081,762	$120,082	19,418,021	$19,418	$1,205,562,528	$(1,090,234,563)	$(33,945,222)	$81,522,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2004	2003

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income from continuing operations	$(29,172,173)	$26,824,260
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of effects of acquisitions —
Depreciation and amortization	92,082,719	41,262,665
Amortization of bond premium and financing costs	3,988,259	4,646,418
Deferred income taxes, net	(8,368,111)	8,912,959
Noncash mandatorily redeemable preferred stock dividends	6,597,889	—
Gain on redemption and repurchase of mandatorily redeemable preferred stock	(5,068,518)	—
Loss on disposition of assets, net	20,010	218,702
Non-cash portion of extinguishment of debt	1,100,189	—
Cash (used in) provided by operating activities of discontinued operations	(815,597)	31,238,869
Minority interests in income of subsidiaries	2,002,402	3,404,820
Other operating activities	193,500	—
Changes in current assets and liabilities —
Accounts receivable	5,678,302	(4,120,815)
Inventory	(6,188,742)	(7,698,973)
Prepaid expenses and other	(7,012,071)	(3,669,599)
Accounts payable	(20,466,225)	7,890,973
Accrued expenses	(2,158,537)	(4,540,080)
Deferred revenue and customer deposits	(495,020)	341,036

Net cash provided by operating activities	31,918,276	104,711,235

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(88,882,962)	(48,537,060)
Increase in receivable-affiliates	—	(3,786,050)
Purchase of wireless licenses and properties	(29,416,260)	—
Receipt of funds held in escrow for contingencies on sold assets	11,354,020	7,094,075
Cash used in investing activities of discontinued operations	(140,234)	(2,045,557)
Cash received from exchange of assets	21,978,720	—
Other investing activities	1,009,602	(6,858,933)

Net cash used in investing activities	(84,097,114)	(54,133,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	28,000,000	—
Repayments and purchases of long-term debt	(63,495,000)	(35,182,596)
Preferred stock dividends paid	(3,676,068)	(10,844,251)
Distributions to minority interest holders	(2,895,900)	(3,866,457)
Redemption and repurchase of exchangeable preferred stock	(12,835,750)	(36,592,475)
Other financing activities	(1,533,107)	(711,433)

Net cash used in financing activities	(56,435,825)	(87,197,212)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(108,614,663)	(36,619,502)
CASH AND CASH EQUIVALENTS, beginning of period	208,239,339	292,053,204

CASH AND CASH EQUIVALENTS, end of period	$99,624,676	$255,433,702

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest	$102,313,006	$48,044,767
Income taxes	$1,788,121	$3,051,255
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock dividend paid through the issuance of preferred stock (prior to implementation of SFAS 150)	$—	$24,185,000
Transfer of fixed assets to affiliates	$—	$227,453
Net property and equipment disposed through exchange of assets	$(11,956,946)	$8,436,363
Net wireless acquisition costs disposed through exchange of assets	$(41,143,732)	$(50,462,667)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      The condensed consolidated balance sheet of Dobson Communications Corporation (“DCC”) and subsidiaries (collectively with DCC, the “Company”) as of June 30, 2004, the condensed consolidated statements of operations for the three and six months ended June 30, 2004 and 2003, the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2004, and the condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

      The condensed consolidated balance sheet at December 31, 2003, was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements presented herein should be read in connection with the Company’s December 31, 2003 consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

      The Company accounts for its stock option plans under APB Opinion 25, “Accounting for Stock Issued to Employees,” under which no compensation cost is recognized. The following schedule shows the Company’s net (loss) income and net (loss) income per share for the three and six months ended June 30, 2004 and June 30, 2003, had compensation expense been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation.” The pro forma information presented below is based on several assumptions and should not be viewed as indicative of the Company’s results in future periods.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

	($ in thousands, except for		($ in thousands, except for
	per share amounts)		per share amounts)
Net (loss) income applicable to common stockholders:
As reported	$(15,906)	$224,359	$(32,446)	$242,490
Pro forma stock-based compensation, net of tax	(1,121)	(1,782)	(4,853)	(3,564)

Pro forma	$(17,027)	$222,577	$(37,299)	$238,926

Basic net (loss) income applicable to common stockholders per common share:
As reported	$(0.12)	$2.49	$(0.24)	$2.69
Pro forma	$(0.13)	$2.47	$(0.28)	$2.65

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

	($ in thousands, except for		($ in thousands, except for
	per share amounts)		per share amounts)
Diluted net (loss) income applicable to common stockholders per common share:
As reported	$(0.12)	$2.42	$(0.24)	$2.63
Pro forma	$(0.13)	$2.40	$(0.28)	$2.59

3.	Discontinued Operations

      On February 17, 2004, the Company transferred its ownership in Maryland RSA 2 wireless property to Cingular Wireless in exchange for Cingular Wireless’ ownership in Michigan RSA 5 wireless property, $22.0 million in cash and its one-percent ownership interest in Texas RSA 2 and Oklahoma RSAs 5 and 7. The Company is the majority owner of these three markets. The Maryland RSA 2 property had a total population of approximately 470,700, including the cities of Ocean City, Salisbury, Easton and Cambridge. The Michigan RSA 5 property covers a population of approximately 169,400, including the cities of Cadillac, Manistee, and Ludington. The exchange resulted in a net loss of approximately 15,500 subscribers for the Company. The Company is accounting for the exchange as a sale of Maryland RSA 2 and a purchase of Michigan RSA 5. Therefore, the Michigan RSA 5 assets, liabilities and results of operations have been included in the accompanying condensed consolidated financials from the date of acquisition.

      On June 17, 2003, the Company exchanged its two remaining wireless properties in California to AT&T Wireless in exchange for AT&T Wireless’ two wireless properties in Alaska, and all of the outstanding shares of the Company’s Series AA preferred stock that AT&T Wireless previously held, which the Company then cancelled. The cost of the acquired Alaska assets was $126.0 million. The Alaska assets, liabilities and results of operations have been included in the accompanying condensed consolidated financials from the date of acquisition.

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

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The net income from discontinued operations was classified on the condensed consolidated statement of operations as “Income from discontinued operations.” Summarized results of discontinued operations are as follows:

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

	($ in thousands)		($ in thousands)
Operating revenue	$—	$25,877	$3,556	$51,929
Income before income taxes	—	9,108	714	16,748
Income tax expense	—	(3,461)	(271)	(6,364)
Income from discontinued operations	—	5,647	443	10,384

      The long-term debt of the Company is at the consolidated level and is not reflected by each individual market. Thus, the Company has allocated a portion of interest expense to the discontinued operations to properly reflect the interest that was incurred to finance the operations for these markets. The interest expense allocated to these operations was $1.6 million for the three months ended June 30, 2003 and $3.6 million for the six months ended June 30, 2003.

4.	Investment in Unconsolidated Joint Venture

      Through August 18, 2003, the Company owned a 50% interest in a joint venture that owned American Cellular Corporation (“American Cellular”). This investment was accounted for on the equity method of accounting. Beginning on June 30, 2002 and continuing through August 2003, American Cellular failed to comply with a financial covenant in its senior credit facility, which required that American Cellular not exceed a certain total debt leverage ratio. Due to factors and circumstances impacting American Cellular, American Cellular concluded that it was necessary to re-evaluate the carrying value of its goodwill and indefinite life intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Based on the re-evaluations, American Cellular concluded that there was an impairment of its goodwill at June 30, 2002 and December 31, 2002. As a result, American Cellular recognized an impairment loss totaling $377.0 million at June 30, 2002, and an additional impairment loss of $423.9 million at December 31, 2002. After recognizing its 50% interest of the impairment loss at June 30, 2002, the Company’s investment in the joint venture was written down to zero. Therefore, American Cellular’s additional impairment loss of $423.9 million at December 31, 2002 did not impact the Company’s results of operations or financial condition. The Company did not guarantee any of American Cellular’s obligations.

      The following is a summary of the significant financial information for the joint venture and its subsidiary, American Cellular, for the three and six months ended June 30, 2003:

	For the	For the
	Three Months	Six Months
	Ended	Ended
	June 30, 2003	June 30, 2003

	($ in thousands)
Operating revenue	$116,937	$223,426
Operating income	35,633	62,556
Income (loss) from continuing operations	2,103	(303)
Dividends	(1,292)	(2,546)
Net income (loss) applicable to members	811	(2,849)

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Business Combinations

      On August 8, 2003, American Cellular, a 50%-owned, indirect subsidiary of the Company, and ACC Escrow Corp., a newly formed, wholly-owned, indirect subsidiary of the Company, completed the offering of $900.0 million aggregate principal amount of 10.0% senior notes due 2011. The senior notes were issued at par by ACC Escrow Corp. ACC Escrow Corp. was then merged into American Cellular as part of the American Cellular restructuring described below, and American Cellular assumed ACC Escrow Corp.’s obligations under these senior notes. The net proceeds from the offering were used to fully repay American Cellular’s existing bank credit facility and to pay expenses of the restructuring. DCC is not a guarantor of these senior notes. All material subsidiaries of American Cellular are the guarantors of these senior notes.

      On August 19, 2003, the Company and American Cellular completed an exchange offer for American Cellular’s existing 9.5% senior subordinated notes due 2009 (the “existing notes”). This exchange offer resulted in the restructuring of American Cellular’s indebtedness and equity ownership. As part of the American Cellular restructuring, holders of $681.9 million of the $700.0 million principal amount of American Cellular’s outstanding notes tendered their notes for exchange. In exchange for the tendered notes, the tendering noteholders received from the Company 43.9 million shares of the Company’s Class A common stock, 681,900 shares of the Company’s Series F convertible preferred stock with an aggregate liquidation preference of $121.8 million, convertible into a maximum of 13.9 million shares of the Company’s Class A common stock, and $48.7 million in cash. The Company also issued an additional 4,301 shares of its Series F convertible preferred stock and 276,848 shares of its Class A common stock in payment of certain fees. Upon consummation of the restructuring, American Cellular became a wholly-owned subsidiary of the Company. Therefore, American Cellular’s assets, liabilities and results of operations have been included in the accompanying condensed consolidated financials from the date of acquisition.

      The calculation of the purchase price of American Cellular (including fees paid in conjunction with the restructuring of American Cellular) and the allocation of the acquired assets and assumed liabilities for American Cellular are as follows:

(In millions, except
share price)
Calculation and preliminary allocation of purchase price:
Shares of DCC common stock issued	44.2
DCC stock price	$6.84

Fair value of common stock issued	$302.0
Plus fair value of DCC convertible preferred stock issued	122.5
Plus cash paid to American Cellular noteholders	50.0

Total purchase price	474.5
Plus fair value of liabilities assumed by DCC:
Current liabilities	73.7
Long-term debt	912.6
Other non-current liabilities	1.8
Deferred income taxes	168.0

Total purchase price plus liabilities assumed	$1,630.6

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions, except
share price)
Fair value of assets acquired by DCC:
Current assets	104.8
Property, plant and equipment	186.5
Wireless licenses	669.2
Customer lists	80.0
Deferred financing costs	18.8
Other non-current assets	0.6
Goodwill (non-deductible for income taxes)	570.7

Total fair value of assets acquired	$1,630.6

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

      On June 17, 2003, the Company exchanged its two remaining wireless properties in California to AT&T Wireless in exchange for AT&T Wireless’ two wireless properties in Alaska, and all of the outstanding shares of the Company’s Series AA preferred stock that AT&T Wireless previously held, as described above in Note 3.

      On February 17, 2004, the Company transferred its ownership in Maryland RSA 2 wireless property to Cingular Wireless in exchange for Cingular Wireless’ ownership in Michigan RSA 5. See Note 3 above.

      On June 15, 2004, the Company acquired certain assets of NPI-Omnipoint Wireless, LLC, or NPI, for approximately $29.4 million. NPI owned PCS licenses covering a total population of 1.2 million. The acquired Global System for Mobile Communications, or GSM, network currently covers a total population of 1.0 million in northern Michigan, however, the addition of NPI’s markets only broadened the Company’s market coverage by an additional population of 646,500.

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

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

	($ in thousands, except per		($ in thousands, except per
	share data)		share data)
Operating revenue	$257,348	$295,485	$498,551	$561,156
(Loss) income from continuing operations	(14,208)	25,994	(29,710)	38,514
Net (loss) income	(14,208)	59,156	(29,267)	76,412
Net (loss) income applicable to common stockholders	(16,067)	232,546	(32,984)	251,634
Net (loss) income applicable to common stockholders per common share	(0.12)	2.58	(0.25)	2.79

6.	Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials and overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense for the six months ended June 30, 2004 and 2003 totaled $80.0 million and $34.7 million, respectively. Listed below are the gross property, plant and equipment amounts and the related accumulated depreciation for the periods described.

	June 30,	December 31,
	2004	2003

	($ in thousands)
Gross property, plant and equipment	$924,536	$819,464
Accumulated depreciation	(361,992)	(282,830)

Property, plant and equipment, net	$562,544	$536,634

7.	Long-Term Debt

      The Company’s long-term debt consisted of the following:

	June 30,	December 31,
	2004	2003

	($ in thousands)
Credit facilities	$573,875	$548,625
Dobson/ Sygnet senior notes	—	5,245
10.875% DCC senior notes, net of discount	298,564	298,443
8.875% DCC senior notes	594,500	650,000
10.0% American Cellular senior notes	900,000	900,000
Other notes payable, net	13,302	12,871

Total debt	2,380,241	2,415,184
Less — Current maturities	5,500	5,500

Total long-term debt	$2,374,741	$2,409,684

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On May 7, 2004, certain financial covenants in the Dobson Cellular Systems, Inc., or DCS, credit facility were amended in a manner that is expected to increase the Company’s operating flexibility under the credit facility. Distributions of excess cash flow by DCS to DCC will be restricted unless DCC’s leverage ratio is less than certain levels as specified in the amendment to the credit facility.

Dobson/ Sygnet Senior Notes

      The Company’s former subsidiary, Dobson/ Sygnet Communications Company, or Dobson/ Sygnet, had outstanding $200.0 million aggregate principal amount of senior notes. On September 30, 2002, the Company purchased $11.5 million principal amount of these senior notes for $8.9 million and the Company recognized a gain from extinguishment of debt of $2.2 million after the write off of related deferred financing costs. On October 24, 2003, the Company purchased an additional $183.3 million principal amount of these senior notes for $205.5 million and the Company recognized a loss from extinguishment of debt of $20.3 million due to the premium paid and the write off of related deferred financing costs. On a consolidated basis at December 31, 2003, the outstanding Dobson/ Sygnet senior notes had an outstanding principal balance totaling $5.2 million. During the six months ended June 30, 2004, the Company redeemed the remaining $5.2 million of these senior notes and the Company recognized a loss from extinguishment of debt of $0.3 million due to the premium paid and the write off of related deferred financing costs. Dobson/ Sygnet was merged into the Company’s wholly owned subsidiary, DCS on October 23, 2003.

DCC Senior Notes

      On September 26, 2003, the Company completed its offering of $650.0 million aggregate principal amount of 8.875% senior notes due 2013. The net proceeds from the offering, together with borrowings under a new $700.0 million credit facility that was obtained by the Company’s wholly-owned subsidiary, DCS, in October 2003, were used to refinance and replace the existing credit facilities of the Company’s subsidiaries, to fund the repurchase of $183.3 million principal amount of Dobson/ Sygnet’s senior notes, to fund the repurchase of 246,967 shares of the Company’s 12.25% senior exchangeable preferred stock having an aggregate liquidation preference of $248.3 million, and for general corporate purposes. American Cellular is an unrestricted subsidiary for purposes of the Company’s 8.875% senior notes. The 8.875% senior notes contain restrictive covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or distributions on equity, purchase or redeem junior securities and make certain investments, place restrictions on distributions and other payments from restricted subsidiaries, sell assets, create or incur liens, merge or consolidate with or transfer substantial assets to another entity, engage in transactions with affiliates or engage in any business other than permitted businesses. During the first quarter of 2004, the Company purchased $55.5 million principal amount of its 8.875% senior notes for the purchase price of $48.3 million, excluding accrued interest. The Company’s first quarter 2004 gain from extinguishment of debt related to these senior notes. This gain was $6.1 million, net of deferred financing costs.

Interest Rate Hedges

      The Company pays interest on its bank credit facilities based on a variable factor, such as LIBOR or prime rate. The Company will from time-to-time enter into derivative contracts to reduce exposure against rising interest rates. The Company is not currently a party to any derivative contracts.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Redeemable Preferred Stock

      As of June 30, 2004 and December 31, 2003, the Company’s authorized and outstanding preferred stock was as follows:

	Number of	Number of	Number of					Other
	Shares	Shares	Shares					Features,
	Authorized	Outstanding	Outstanding at			Liquidation	Mandatory	Rights,
	at June 30,	at June 30,	December 31,	Par Value		Preference	Redemption	Preferences
Class	2004	2004	2003	Per Share	Dividends	Per Share	Date	and Powers

Senior Exchangeable	60,997	46,181	60,997	$1.00	12.25% Cumulative	$1,000	Jan. 15, 2008	Non-voting
Senior Exchangeable	404,040	198,898	196,003	$1.00	13% Cumulative	$1,000	May 1, 2009	Non-voting
Class E	40,000	—	—	$1.00	15% Cumulative	$1,131.92	Dec. 23, 2010	Non-voting
Series F	1,900,000	686,201	686,201	$1.00	6% Cumulative	$178.571	Aug. 18, 2016	Non-voting
Other	3,594,963	—	—	$1.00	—	—	—	—

	6,000,000	931,280	943,201

      The Company recorded preferred stock dividends of $20.6 million for the six months ended June 30, 2004, consisting of $3.7 million of dividends on its 12.25% senior exchangeable preferred stock, $13.2 million of dividends on its 13% senior exchangeable preferred stock, and $3.7 million of dividends on its Series F convertible preferred stock. In accordance with SFAS No. 150, which was required to be adopted July 1, 2003, dividends related to the Company’s 12.25% and 13% mandatorily redeemable preferred stocks are included in net (loss) income. Therefore, $16.9 million of the $20.6 million preferred stock dividends are recorded in net (loss) income on the income statement as a financing expense, entitled “dividends on mandatorily redeemable preferred stock,” for the six months ended June 30, 2004.

      During the six months ended June 30, 2004, the Company repurchased a total of 14,816 shares of its 12.25% senior exchangeable preferred stock and 3,475 shares of its 13% senior exchangeable preferred stock. The preferred stock repurchases totaled 18,291 shares for $12.8 million. These repurchases resulted in a gain on redemption and repurchases of preferred stock totaling $5.1 million. The gain from redemption and repurchases of preferred stock has been included in the Company’s loss from continuing operations.

      During the six months ended June 30, 2003, the Company repurchased a total of 32,707 shares of its 12.25% senior exchangeable preferred stock and 27,500 shares of its 13% senior exchangeable preferred stock. The preferred stock repurchases totaled 60,207 shares for $36.6 million, all of which were canceled by March 31, 2003. These repurchases resulted in a gain on redemption and repurchases of preferred stock totaling $23.6 million. The gain from redemption and repurchases of preferred stock has been included in net (loss) income applicable to common stockholders.

      Subsequent to June 30, 2004, the Company repurchased a total of 6,000 shares of its 13% senior exchangeable preferred stock for $4.5 million. All repurchased shares of 12.25% senior exchangeable preferred stock and 13% senior exchangeable preferred stock have been canceled.

9.	Earnings Per Share

      SFAS No. 128, “Earnings Per Share,” requires two presentations of earnings per share — “basic” and “diluted.” Basic (loss) income per share is computed by dividing (loss) income available to shareholders (the numerator) by the weighted-average number of shares (the denominator) for the period. The computation of diluted (loss) income per share is similar to basic (loss) income per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive shares had been issued. Dilutive shares represent the amount of additional shares that would be required to be issued if all the options and convertible preferred stock that are “in the money” were exercised or converted. Shares that are potentially dilutive, are Company granted stock options, totaling 10.3 million shares and shares of the Company’s Series F convertible preferred stock, which are convertible into 14.0 million shares of the

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s Class A common stock. The table below sets forth a detail of the Company’s basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(Unaudited)		(Unaudited)
Net (loss) income applicable to common stockholders	$(15,905,886)	$224,359,033	$(32,446,394)	$242,490,059
Basic net (loss) income applicable to common stockholders per common share:
Continuing operations:
(Loss) income from continuing operations	$(0.11)	$0.18	$(0.22)	$0.30
Dividends on and repurchases of preferred stock	(0.01)	1.94	(0.02)	1.97
Discontinued operations	—	0.37	0.00	0.42

Basic net (loss) income applicable to common stockholders per common share	$(0.12)	$2.49	$(0.24)	$2.69

Basic weighted average common shares outstanding	133,772,746	90,253,787	133,749,934	90,183,193
Diluted net income (loss) applicable to common stockholders per common share:
Continuing operations:
Income from continuing operations	$(0.11)	$0.18	$(0.22)	$0.29
Dividends on and repurchases of preferred stock	(0.01)	1.88	(0.02)	1.93
Discontinued operations	—	0.36	0.00	0.41

Diluted net (loss) income applicable to common stockholders per common share	$(0.12)	$2.42	$(0.24)	$2.63

Diluted weighted average common shares outstanding	133,772,746	92,897,382	133,749,934	92,375,806

10.	Commitments and Contingencies

      The Company is party to various other legal actions arising in the normal course of business. None of the actions are believed by management to involve amounts that would be material to the Company’s consolidated financial position, results of operation, or liquidity.

11.	Reclassifications

      Certain items have been reclassified in the 2003 condensed consolidated financial statements to conform to the current presentation.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Supplemental Condensed Consolidating Financial Information

      Set forth below is supplemental condensed consolidating financial information as required by DCC’s indenture for its 8 7/8% senior notes due 2013, and by the DCS credit facility. Included are the condensed consolidating Balance Sheet, Statement of Operations and Statement of Cash Flows of Dobson Communications Corporation as of June 30, 2004, and for the six months ended June 30, 2004. Neither DCS, American Cellular nor their subsidiaries guaranty any of DCC’s outstanding debt. DCC, DCS and its subsidiaries do not guaranty any of American Cellular’s outstanding debt.

CONDENSED CONSOLIDATING BALANCE SHEET

As of Ended June 30, 2004

		American
	DCS	Cellular	Parent	Eliminations	Consolidated

	($ in thousands)
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,503	$15,235	$52,887	$—	$99,625
Accounts receivable	61,122	30,768	—	—	91,890
Inventory	11,848	6,840	—	—	18,688
Prepaid expenses and other	23,514	9,130	—	—	32,644

Total current assets	127,987	61,973	52,887	—	242,847

PROPERTY, PLANT AND EQUIPMENT, net	364,380	198,164	—	—	562,544

OTHER ASSETS:
Net intercompany (payable) receivable	(34,078)	12,525	914,557	(893,004)	—
Restricted assets	4,451	—	—	—	4,451
Wireless license acquisition costs	1,091,225	669,169	14,099	—	1,774,493
Goodwill	36,683	570,708	1,142	—	608,533
Deferred financing costs, net	14,914	16,925	16,754	—	48,593
Other intangibles, net	26,741	67,253	—	—	93,994
Other non-current assets	2,834	635	1,624,384	(1,624,373)	3,480

Total other assets	1,142,770	1,337,215	2,570,936	(2,517,377)	2,533,544

Total assets	$1,635,137	$1,597,352	$2,623,823	$(2,517,377)	$3,338,935

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$71,499	$12,475	$—	$—	$83,974
Accrued expenses	20,794	12,584	—	—	33,378
Accrued interest	3,154	41,181	29,614	—	73,949
Deferred revenue and customer deposits	14,707	11,745	—	—	26,452
Current portion of long-term debt	5,500	—	—	—	5,500
Accrued dividends payable	—	—	8,300	—	8,300
Current portion of obligations under capital leases	531	—	—	—	531

Total current liabilities	116,185	77,985	37,914	—	232,084

OTHER LIABILITIES:
Long-term debt, net of current portion	1,461,379	913,282	893,084	(893,004)	2,374,741
Deferred tax liabilities	138,929	159,693	93,687	(117,929)	274,380
Senior exchangeable preferred stock, net	—	—	242,298	—	242,298
Other non-current liabilities	5,417	5,957	—	—	11,374
SERIES F CONVERTIBLE PREFERRED STOCK	—	—	122,536	—	122,536
STOCKHOLDERS’ (DEFICIT) EQUITY:
Total stockholders’ (deficit) equity	(86,773)	440,435	1,234,304	(1,506,444)	81,522

Total liabilities and stockholders’ (deficit) equity	$1,635,137	$1,597,352	$2,623,823	$(2,517,377)	$3,338,935

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2004

		American
	DCS	Cellular	Parent	Eliminations	Consolidated

	($ in thousands)
	(Unaudited)
OPERATING REVENUE:
Service revenue	$213,787	$157,201	$—	$—	$370,988
Roaming revenue	53,168	39,514	—	—	92,682
Equipment and other revenue	15,872	10,088	—	(3,475)	22,485

Total operating revenue	282,827	206,803	—	(3,475)	486,155

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	70,759	45,759	—	(360)	116,158
Cost of equipment	28,453	22,952	—	—	51,405
Marketing and selling	34,485	28,463	—	—	62,948
General and administrative	46,204	43,733	10	(3,115)	86,832
Depreciation and amortization	50,934	41,149	—	—	92,083

Total operating expenses	230,835	182,056	10	(3,475)	409,426

OPERATING INCOME (LOSS)	51,992	24,747	(10)	—	76,729

OTHER (EXPENSE) INCOME:
Interest expense	(37,970)	(47,368)	(45,840)	24,157	(107,021)
(Loss) gain from extinguishment of debt	(349)	—	6,088	—	5,739
Gain on redemption and repurchases of mandatorily redeemable preferred stock	—	—	5,069	—	5,069
Dividends on mandatorily redeemable preferred stock	—	—	(16,907)	—	(16,907)
Other income (expense), net	3,708	(1,353)	23,520	(24,157)	1,718

INCOME (LOSS) BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	17,381	(23,974)	(28,080)	—	(34,673)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(2,002)	—	—	—	(2,002)

INCOME (LOSS) BEFORE INCOME TAXES	15,379	(23,974)	(28,080)	—	(36,675)
Income tax (expense) benefit	(5,844)	9,110	4,237	—	7,503

INCOME (LOSS) FROM CONTINUING OPERATIONS	9,535	(14,864)	(23,843)	—	(29,172)
Income from discontinued operations, net of income tax expense	443	—	—	—	443

NET INCOME (LOSS)	9,978	(14,864)	(23,843)	—	(28,729)
Dividends on preferred stock	—	—	(3,717)	—	(3,717)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$9,978	$(14,864)	$(27,560)	$—	$(32,446)

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2004

		American
	DCS	Cellular	Parent	Eliminations	Consolidated

	($ in thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$9,536	$(14,864)	$(23,844)	$—	$(29,172)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of effects of acquisitions —
Depreciation and amortization	50,934	41,149	—	—	92,083
Amortization of bond premium and financing costs	1,172	1,609	1,207	—	3,988
Deferred income taxes, net	5,338	(9,469)	(4,237)	—	(8,368)
Noncash mandatorily redeemable preferred stock dividends	—	—	6,598	—	6,598
Gain on redemption and repurchases of mandatorily redeemable preferred stock	—	—	(5,068)	—	(5,068)
(Gain) loss on disposition of assets, net	(7)	27	—	—	20
Non-cash portion of extinguishment of debt	7	—	1,093	—	1,100
Cash used in operating activities of discontinued operations	(816)	—	—	—	(816)
Minority interests in income of subsidiaries	2,002	—	—	—	2,002
Other operating activities	194	—	—	—	194
Changes in current assets and liabilities —
Accounts receivable	1,031	4,647	—	—	5,678
Inventory	(3,101)	(3,088)	—	—	(6,189)
Prepaid expenses and other	(6,190)	(832)	10	—	(7,012)
Accounts payable	(15,008)	(5,458)	—	—	(20,466)
Accrued expenses	(2,130)	2,304	(2,333)	—	(2,159)
Deferred revenue and customer deposits	294	(782)	(7)	—	(495)

Net cash provided by (used in) operating activities	43,256	15,243	(26,581)	—	31,918

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(62,722)	(26,161)	—	—	(88,883)
Purchase of selected wireless licenses and properties	(29,416)	—	—	—	(29,416)
Receipt of funds held in escrow for contingencies on sold assets	7,185	4,169	—	—	11,354
Cash used in investing activities from discontinued operations	(140)	—	—	—	(140)
Cash received from exchange of assets	21,978	—	—	—	21,978
(Increase) decrease in receivable-affiliates	(22,379)	(5,463)	27,842	—	—
Other investing activities	1,027	2	(19)	—	1,010

Net cash (used in) provided by investing activities	(84,467)	(27,453)	27,823	—	(84,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	28,000	—	—	—	28,000
Repayments and purchases of long-term debt	(7,995)	—	(55,500)	—	(63,495)
Preferred stock dividends paid	—	—	(3,676)	—	(3,676)
Distributions to minority interest holders	(2,896)	—	—	—	(2,896)
Redemption and repurchase of exchangeable preferred stock	—	—	(12,835)	—	(12,835)
Investment in subsidiary	(2,300)	—	2,300	—	—
Other financing activities	(1,482)	(60)	9	—	(1,533)

Net cash provided by (used in) financing activities	13,327	(60)	(69,702)	—	(56,435)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,884)	(12,270)	(68,460)	—	(108,614)
CASH AND CASH EQUIVALENTS, beginning of period	59,387	27,505	121,347	—	208,239

CASH AND CASH EQUIVALENTS, end of period	$31,503	$15,235	$52,887	$—	$99,625

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      Concurrently with the August 19, 2003 acquisition and restructuring of American Cellular described below, we merged our indirect, wholly owned subsidiaries, Dobson/ Sygnet Communications Company, Sygnet Wireless, Inc., and Sygnet Communications, Inc. with and into our wholly-owned subsidiary, DCS. As a result of these mergers, and the acquisition and restructuring of American Cellular, our operations are encompassed in our two primary subsidiaries, DCS and American Cellular. American Cellular does not guarantee any debt or other obligations of DCS or ours, and DCS and we do not guarantee any debt or other obligations of American Cellular.

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

      On August 8, 2003, American Cellular and ACC Escrow Corp., our newly formed, wholly-owned, indirect subsidiary, completed an offering of $900.0 million aggregate principal amount of 10.0% senior notes due 2011. The senior notes were issued at par and were assumed by American Cellular when ACC Escrow Corp. merged into American Cellular as part of the restructuring. The net proceeds from the offering were used to fully repay American Cellular’s existing bank credit facility and to pay expenses of the restructuring.

      American Cellular will file with the Securities and Exchange Commission a Quarterly Report on Form 10-Q as of June 30, 2004. While we provide you with much of American Cellular’s financial and operational information, we refer you to American Cellular’s Quarterly Report for American Cellular’s financial and operational results.

ACQUISITIONS AND DISCONTINUED OPERATIONS

      Acquisition of NPI. On June 15, 2004, we acquired certain assets of NPI for approximately $29.4 million. NPI owns PCS licenses covering a total population of 1.2 million. The acquired GSM network currently covers a total population of 1.0 million in northern Michigan, however, the addition of NPI’s markets only broadened our market coverage by an additional population of 646,500.

      Maryland/Michigan Swap. On February 17, 2004, we transferred our Maryland RSA 2 wireless property to Cingular Wireless in exchange for Cingular Wireless’ Michigan RSA 5 wireless property,

$22.0 million in cash and its one-percent ownership interests in Texas RSA 2 and Oklahoma RSAs 5 and 7. We are the majority owner of these three markets. As a result of a definitive agreement that was entered into prior to December 31, 2003 and closed on February 17, 2004, we have reclassified our historical financial statements to reflect the operations of our Maryland RSA 2 property as a discontinued operation.

      California/Alaska Swap. On June 17, 2003, we transferred our two remaining wireless properties in California to AT&T Wireless in exchange for its two wireless properties in Alaska, and all of the outstanding shares of our Series AA preferred stock that it previously held, which we then cancelled. We have reclassified our historical financial statements to reflect the operations of our California properties as discontinued operations.

CRITICAL ACCOUNTING POLICIES AND PRACTICES

      We prepare our consolidated financial statements in accordance with general accepted accounting principles (“GAAP”). Our significant accounting polices are discussed in detail in our Managements Discussion and Analysis and in Note 2 to the consolidated financial statements, both included in our Annual Report on Form 10-K for the year ended December 31, 2003.

      It is necessary that we use estimates in the presentation of our financial statements with respect to the effect of matters that are inherently uncertain. Our use of estimates and assumptions affects the reported amounts of assets, liabilities, and the amount of revenues and expenses we recognize for and during the reporting period.

RESULTS OF OPERATIONS

      The following table summarizes our key operating data for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Market population(1)	11,436,800	5,623,900	11,436,800	5,623,900
Ending subscribers	1,607,500	828,500	1,607,500	828,500
Market penetration(2)	14.1%	14.7%	14.1%	14.7%
Gross subscriber additions	107,000	48,200	206,600	95,000
Average subscribers	1,576,300	706,700	1,568,200	700,300
Average monthly service revenue per subscriber(3)	$40.03	$41.99	$39.43	$40.89
Post-paid churn(4)	1.7%	1.4%	1.8%	1.5%

(1)	Represents the population in our licensed areas, or POPs, for the period indicated and is based upon the Claritas 2000 Bureau of Census results, adjusted to exclude those portions of our rural service areas, or RSAs, and metropolitan service areas, or MSAs, not covered by our licenses.

(2)	Market penetration is calculated by dividing ending subscribers by market population.

(3)	Average monthly service revenue per subscriber is calculated by dividing service revenue by average subscribers and dividing by the number of months in the period. We exclude roaming revenue from this calculation, since roaming revenue is not derived from our subscribers.

(4)	Post-paid churn represents the percentage of the post-paid subscribers which deactivate service each month. The calculation divides the total post-paid deactivations during the period by the average post-paid subscribers for the period.

Subscribers

      Our subscriber base contains three types of subscribers; post-paid, reseller and pre-paid. At June 30, 2004, post-paid subscribers accounted for 92.1% of our subscriber base. These subscribers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these subscribers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller subscribers are similar to our post-paid subscribers in that they pay monthly fees to utilize our network and services. However, these subscribers are billed by a third party (reseller), who has effectively resold our service to the end user (subscriber). We in turn bill the third party (reseller) for the monthly usage of the end user (subscriber). At June 30, 2004, the reseller base accounted for 5.1% of our total subscriber base. Our pre-paid subscribers, which at June 30, 2004, accounted for 2.8% of our subscriber base, are subscribers that pre-pay for an agreed upon amount of usage.

      We have experienced a decline in our gross subscriber additions as a result of increased competition attributable to an accelerating pace of improvements in quality of digital technology, and increased products offered to the consumer. Many of our competitors already provide market enhanced data services, such as single carrier radio transmission technology, or 1XRTT. However, we recently completed the process of upgrading our network to GSM, General Packet Radio Service, or GPRS, and Enhanced Data for GSM Evolution, or EDGE, and have begun to experience improvement in gross subscriber additions. We expect to see our gross subscriber additions increase during the remainder of 2004, as a result of new services that will be available with GSM/GPRS/EDGE. Total gross subscriber additions from our operations were 107,000 for the three months ended June 30, 2004, and 206,600 for the six months ended June 30, 2004. This included 59,400 and 110,800, respectively from our recent acquisitions. Therefore, total gross subscriber additions from our non-acquisition markets of 47,600 and 95,800 for the three and six months ended June 30, 2004, are comparable to 48,200 and 95,000 for the three and six months ended June 30, 2003.

Revenue

      Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

      We derive service revenue by providing wireless services to our subscribers. The wireless industry has experienced declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. These declines have generally been offset by significant increases in average minutes-of-use per subscriber. As a result, our average monthly service revenue per subscriber has decreased for the three months ended June 30, 2004, compared to the three months ended June 30, 2003 and has decreased for the six months ended June 30, 2004, compared to the six months ended June 30, 2003. We believe there is an opportunity in the remainder of 2004 for our average monthly service revenue per subscriber to increase from current levels primarily due to additional voice and data services available through our GSM/GPRS/EDGE network.

      We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming revenue has traditionally had higher margins than revenues from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to network operations, billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, our roaming margins are declining and are becoming more comparable to margins from our subscribers due to increased market pressures and competition among wireless providers resulting in reduced rates. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes-of-use) was $0.14 for the three months ended June 30, 2004, $0.23 for the three months ended June 30, 2003, $0.14 for the six months ended June 30, 2004 and $0.23 for the six months ended June 30, 2003. Even though our significant roaming contracts provide for decreasing rates over time, we believe these roaming contracts are beneficial because they secure existing traffic and provide opportunity for a continuing increase in traffic volumes. Roaming revenue tends to be impacted by seasonality. Historically, we have experienced higher roaming minutes-of-use and related roaming revenue during the second and third quarters of each year, as users tend to travel more and, therefore, use their wireless phones more, during the spring and summer months.

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

      Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets, including our network assets, and the amortization of certain intangible assets.

Results of Operations for the Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

      In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statement numbers.

      Operating revenue. For the three months ended June 30, 2004, our total operating revenue increased $108.9 million, or 75.9%, to $252.4 million from $143.5 million for the comparable period in 2003. The following table sets forth the components of our operating revenue for the periods indicated:

	Three Months Ended June 30,

	2004		2003

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Service revenue	$189,288	75.0%	$89,022	62.0%
Roaming revenue	50,606	20.1%	48,427	33.8%
Equipment revenue	11,891	4.7%	4,302	3.0%
Other revenue	578	0.2%	1,726	1.2%

Total	$252,363	100.0%	$143,477	100.0%

      For the three months ended June 30, 2004, our service revenue increased $100.3 million, or 112.6%, to $189.3 million from $89.0 million for the three months ended June 30, 2003. This increase was primarily attributable to our acquisitions of American Cellular on August 19, 2003, the two Alaska properties we acquired on June 17, 2003, the Michigan 5 property we acquired on February 17, 2004 and the NPI markets we acquired on June 15, 2004, which we refer to, collectively, as the acquisitions. The acquisitions accounted for $102.9 million of our service revenue for the three months ended June 30, 2004, and $3.2 million of our service revenue for the three months ended June 30, 2003. Before giving effect to the acquisitions, our service revenue increased slightly by $0.6 million. This is due to a slight increase in customers, offset by a decline in average monthly service revenue per subscribers. Our average subscriber base in our non-acquisition markets increased 3.4%, to 709,000, for the three months ended June 30, 2004, from 685,600, for the three months ended June 30, 2003.

      For the three months ended June 30, 2004, our roaming revenue increased $2.2 million, or 4.5%, to $50.6 million from $48.4 million for the three months ended June 30, 2003. The acquisitions accounted for $23.5 million of our roaming revenue for the three months ended June 30, 2004 and $0.6 million of our roaming revenue for the three months ended June 30, 2003. Before giving effect to the acquisitions, our roaming revenue decreased $20.7 million. This is a result of a 38.4% decline in our roaming revenue per minute-of-use in our non-acquisition markets as contractual rates decreased during 2003, and a slight decrease in roaming minutes in our non-acquisition markets.

      For the three months ended June 30, 2004, our equipment revenue increased $7.6 million, or 176.4%, to $11.9 million from $4.3 million for the three months ended June 30, 2003. The acquisitions accounted for $6.7 million of our equipment revenue for the three months ended June 30, 2004 and $0.2 million of our equipment revenue for the three months ended June 30, 2003. Before giving effect to the acquisitions, our equipment revenue increased $1.1 million. This increase in equipment revenue is primarily a result of increased purchases of new handsets due to an increase in the number of customers upgrading to new rate plans, including our new GSM rate plans.

      For the three months ended June 30, 2004, our other revenue decreased $1.1 million, or 66.5%, to $0.6 million from $1.7 million for the three months ended June 30, 2003. The acquisitions accounted for $0.4 million of our other revenue for the three months ended June 30, 2004. Before giving effect to the acquisitions, our other revenue decreased $1.5 million. This decline in revenue is primarily due to the elimination of amounts charged to our previously unconsolidated affiliates for the use of shared assets, offset by an increase in rental revenue.

      Cost of service. For the three months ended June 30, 2004, our total cost of service increased $28.5 million, or 85.2%, to $62.0 million from $33.5 million for the comparable period in 2003. The acquisitions accounted for $30.3 million of our cost of service for the three months ended June 30, 2004 and $1.5 million of our cost of service for the three months ended June 30, 2003. Before giving effect to the acquisitions, our cost of service decreased $0.3 million. The following table sets forth the components of our cost of service for the periods indicated:

	Three Months Ended June 30,

	2004		2003

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Network costs	$41,694	67.3%	$19,207	57.4%
Roaming costs	20,278	32.7%	14,261	42.6%

Total cost of service	$61,972	100.0%	$33,468	100.0%

      For the three months ended June 30, 2004, our network costs, which are the costs we incur in operating our wireless network and providing service to our customers, increased $22.5 million, or 117.1%, to $41.7 million from $19.2 million for the comparable period in 2003. The acquisitions accounted for $20.0 million of our network costs for the three months ended June 30, 2004, and $0.7 million of our network costs for the three months ended June 30, 2003. Before giving effect to the acquisitions, our network costs increased $3.2 million. This increase is primarily a result of adding new circuits and cell sites related to our new GSM network.

      For the three months ended June 30, 2004, our roaming costs increased by $6.0 million, or 42.2%, to $20.3 million from $14.3 million compared to the same period in 2003. The acquisitions accounted for $10.3 million of our roaming costs for the three months ended June 30, 2004, and $0.8 million of our roaming costs for the three months ended June 30, 2003. Before giving effect to the acquisitions, our roaming costs declined $3.5 million. This decline is primarily a result of a 35.2% decrease in roaming costs per minute-of-use in our non-acquisition markets as contractual rates decreased during 2004, offset by an 6.2% increase in the minutes used by our customers on third-party wireless providers’ networks, in our non-acquisition markets.

      Cost of equipment. For the three months ended June 30, 2004, our cost of equipment increased $18.5 million, or 195.2%, to $27.9 million from $9.4 million compared to the same period in 2003. The acquisitions accounted for $14.8 million of our cost of equipment for the three months ended June 30, 2004 and $0.2 million of our cost of equipment for the three months ended June 30, 2003. Before giving effect to the acquisitions, our cost of equipment increased $3.9 million. This increase in cost of equipment is due to an increase in the average cost of handsets sold to customers, along with increased purchases of new handsets due to an increase in the number of customers upgrading to new rate plans, including our new GSM rate plans.

      Marketing and selling costs. For the three months ended June 30, 2004, our marketing and selling costs increased $19.7 million, or 140.5%, to $33.8 million from $14.1 million for the three months ended June 30, 2003. The acquisitions accounted for $17.5 million of our marketing and selling costs for the three months ended June 30, 2004 and $0.4 million of our marketing and selling costs for the three months ended June 30, 2003. Before giving effect to the acquisitions, our marketing and selling costs increased $2.6 million. This is primarily due to increased spending on advertising to launch our new GSM rate plans.

      General and administrative costs. For the three months ended June 30, 2004, our general and administrative costs increased $27.1 million, or 169.3%, to $43.1 million from $16.0 million for the three months ended June 30, 2003. The acquisitions accounted for $25.2 million of our general and administrative costs for the three months ended June 30, 2004 and $0.3 million of our general and administrative costs for the three months ended June 30, 2003. Before giving effect to the acquisitions, our general and administrative costs increased $2.2 million. This increase is a result of increased infrastructure costs such as customer service, billing, and administrative costs as a result of the overall growth of our business.

      Depreciation and amortization expense. For the three months ended June 30, 2004, our depreciation and amortization expense increased $25.3 million, or 118.7%, to $46.6 million from $21.3 million for 2003. The acquisitions accounted for $23.6 million of our depreciation and amortization expense for the three months ended June 30, 2004, and $0.2 million of our depreciation and amortization expense for the three months ended June 30, 2003. Before giving effect to the acquisitions, our depreciation and amortization expense increased $1.9 million. This increase in depreciation and amortization expense in our non-acquisition markets is a result of additional depreciation on fixed assets acquired or constructed in 2003 and the first six months of 2004.

      Interest expense. For the three months ended June 30, 2004, our interest expense increased $29.3 million, or 125.1%, to $52.8 million from $23.5 million for the three months ended June 30, 2003. This is primarily due to increased long-term debt related to our acquisition of American Cellular.

      Redemptions and repurchase of, and dividends on, preferred stock. For the three months ended June 30, 2004, dividends on our preferred stock are represented as both a financing expense, included in our net (loss) income, and as an item below our net (loss) income. For the three months ended June 30, 2003, dividends on our preferred stock are reflected only in our net (loss) income applicable to common shareholders. This change in presentation is the result of implementing SFAS No. 150 during 2003, which requires dividends on mandatorily redeemable preferred stock and any gains or losses from redemption and repurchases of mandatorily redeemable preferred stock to be reflected as a financing expense included in net (loss) income for periods beginning after June 15, 2003. Thus, our income statement includes the following:

	Three Months Ended
	June 30,

	2004	2003

	($ in thousands)
Financing expense (above net (loss) income):
Gain from redemption and repurchased of preferred stock	$5,069	$—
Dividends on mandatorily redeemable preferred stock	(8,289)	—
Items applicable to common shareholders (below net (loss) income):
Dividends on preferred stock	(1,858)	(20,013)
Gain from redemption and repurchased of preferred stock	—	194,696

      Although our dividends on preferred stock are in two separate line items for the three months ended June 30, 2004, they totaled $10.1 million, on a combined basis, which compares to $20.0 million for the three months ended June 30, 2003. This decrease in dividends of $9.9 million is the result of the reduction in the number of shares of our preferred stock outstanding due to redemptions and repurchases of our preferred stock during 2003 and 2004.

      During the three months ended June 30, 2004, we repurchased a total of 14,816 shares of our 12.25% senior exchangeable preferred stock and 3,475 shares of our 13% senior exchangeable preferred stock for $12.8 million. These repurchases resulted in a gain from redemption and repurchases of preferred stock totaling $5.1 million. The gain from redemption and repurchases of preferred stock has been included in our loss from continuing operations.

      During the three months ended June 30, 2003, prior to the adoption of SFAS No. 150, AT&T Wireless transferred to us all of our Series AA preferred stock, which had a fair value that was substantially lower than our carrying value, thus resulting in a gain from redemption of preferred stock of $194.7 million

      Other income, net. For the three months ended June 30, 2004, our other income decreased by $2.3 million, or 83.4%, to $0.4 million from $2.7 million for the three months ended June 30, 2003, primarily due to a decrease in interest income due to lower interest rates.

      Minority interests in income of subsidiaries. For the three months ended June 30, 2004, our minority interests in income of subsidiaries decreased $0.7 million, or 40.7%, to $1.1 million from $1.8 million in 2003. This decrease was attributable to the decreased income earned from our subsidiaries in markets in which we do not own a 100% interest.

      Discontinued operations. For the three months ended June 30, 2003, we had income from discontinued operations (including the gain on the sale) of $33.2 million. Our discontinued operations during 2003 include both the California properties included in the swap with AT&T Wireless and the Maryland properties included in the swap with Cingular Wireless.

      Net (loss) income. For the three months ended June 30, 2004, our net loss was $14.0 million. Our net income decreased $63.7 million, from net income of $49.7 million for the three months ended June 30, 2003. The decrease in our net income was primarily attributable to our increase in interest expense, our dividends on mandatorily redeemable preferred stock for the three months ended June 30, 2004, and the income from discontinued operations (including the gain on the sale) of $33.2 million for the three months ended June 30, 2003.

Results of Operations for the Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

      Operating revenue. For the six months ended June 30, 2004, our total operating revenue increased $213.8 million, or 78.5%, to $486.2 million from $272.4 million for the comparable period in 2003. The following table sets forth the components of our operating revenue for the periods indicated:

	Six Months Ended June 30,

	2004		2003

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Service revenue	$370,988	76.3%	$171,808	63.1%
Roaming revenue	92,682	19.1%	89,346	32.8%
Equipment revenue	21,266	4.4%	7,761	2.8%
Other revenue	1,219	0.2%	3,454	1.3%

Total	$486,155	100.0%	$272,369	100.0%

      For the six months ended June 30, 2004, our service revenue increased $199.2 million, or 115.9%, to $371.0 million from $171.8 million for the six months ended June 30, 2003. This increase was primarily attributable to our acquisitions of American Cellular on August 19, 2003, the two Alaska properties we acquired on June 17, 2003, the Michigan 5 property we acquired on February 17, 2004 and the NPI markets we acquired on June 15, 2004, which we refer to, collectively, as the acquisitions. The acquisitions accounted for $201.8 million of our service revenue for the six months ended June 30, 2004 and $3.2 million of our service revenue for the six months ended June 30, 2003. Before giving effect to the acquisitions, our service revenue increased slightly by $0.6 million. This is due to a slight increase in customers, offset by a decline in average monthly service revenue per subscribers. Our average subscriber base in our non-acquisition markets increased 4.3%, to 708,400, for the six months ended June 30, 2004, from 679,200, for the six months ended June 30, 2003.

      For the six months ended June 30, 2004, our roaming revenue increased $3.4 million, or 3.7%, to $92.7 million from $89.3 million for the six months ended June 30, 2003. The acquisitions accounted for $42.4 million of our roaming revenue for the six months ended June 30, 2004, and $0.6 million of our roaming revenue for the six months ended June 30, 2003. Before giving effect to the acquisitions, our roaming revenue decreased $38.4 million. This is a result of a 40.5% decline in our roaming revenue per minute-of-use in our non-acquisition markets as contractual rates decreased during 2003, and a slight decrease in roaming minutes in our non-acquisition markets.

      For the six months ended June 30, 2004, our equipment revenue increased $13.5 million, or 174.0%, to $21.3 million from $7.8 million for the six months ended June 30, 2003. The acquisitions accounted for $11.8 million of our equipment revenue for the six months ended June 30, 2004 and $0.2 million of our equipment revenue for the six months ended June 30, 2003. Before giving effect to the acquisitions, our equipment revenue increased $1.9 million. This increase in equipment revenue is primarily a result of increased purchases of new handsets due to an increase in the number of customers upgrading to new rate plans, including our new GSM rate plans.

      For the six months ended June 30, 2004, our other revenue decreased $2.3 million, or 64.7%, to $1.2 million from $3.5 million for the six months ended June 30, 2003. The acquisitions accounted for $0.8 million of our other revenue for the six months ended June 30, 2004. Before giving effect to the acquisitions, our other revenue decreased $3.1 million. This decline in revenue is primarily due to the elimination of amounts charged to our previously unconsolidated affiliates for the use of shared assets, offset by an increase in rental revenue.

      Cost of service. For the six months ended June 30, 2004, our total cost of service increased $52.2 million, or 81.5%, to $116.2 million from $64.0 million for the comparable period in 2003. The acquisitions accounted for $58.5 million of our cost of service for the six months ended June 30, 2004 and

$1.5 million of our cost of service for the six months ended June 30, 2003. Before giving effect to the acquisitions, our cost of service decreased $4.8 million. The following table sets forth the components of our cost of service for the periods indicated:

	Six Months Ended June 30,

	2004		2003

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Network costs	$76,280	65.7%	$37,994	59.4%
Roaming costs	39,878	34.3%	26,021	40.6%

Total cost of service	$116,158	100.0%	$64,015	100.0%

      For the six months ended June 30, 2004, our network costs, which are the costs we incurred in operating our wireless network and providing service to our customers, increased $38.3 million, or 100.8%, to $76.3 million from $38.0 million for the comparable period in 2003. The acquisitions accounted for $38.1 million of our network costs for the six months ended June 30, 2004 and $0.7 million of our network costs for the six months ended June 30, 2003. Before giving effect to the acquisitions, our network costs increased $0.9 million. This increase is primarily a result of adding new circuits and cell sites related to our new GSM network, offset by credits received from certain of our network service providers and renegotiated lower local access rates charged to us by third-party providers for use of local access across the network.

      For the six months ended June 30, 2004, our roaming costs increased by $13.9 million, or 53.3%, to $39.9 million from $26.0 million compared to the same period in 2003. The acquisitions accounted for $20.4 million of our roaming costs for the six months ended June 30, 2004, and $0.8 million of our roaming costs for the six months ended June 30, 2003. Before giving effect to the acquisitions, our roaming costs declined $5.7 million. This decline is primarily a result of a 31.4% decrease in roaming costs per minute-of-use in our non-acquisition markets as contractual rates decreased in 2004, offset by an 11.9% increase in the minutes used by our customers on third-party wireless providers’ networks, in our non-acquisition markets.

      Cost of equipment. For the six months ended June 30, 2004, our cost of equipment increased $33.5 million, or 186.6%, to $51.4 million during 2004 from $17.9 million in 2003. The acquisitions accounted for $26.4 million of our cost of equipment for the six months ended June 30, 2004, and $0.2 million of our cost of equipment for the six months ended June 30, 2003. Before giving effect to the acquisitions, our cost of equipment increased $7.3 million. This increase in cost of equipment is due to an increase in the average cost of handsets sold to customers, along with increased purchases of new handsets due to an increase in the number of customers upgrading to new rate plans, including our new GSM rate plans.

      Marketing and selling costs. For the six months ended June 30, 2004, our marketing and selling costs increased $35.7 million, or 131.5%, to $62.9 million from $27.2 million for the six months ended June 30, 2003. The acquisitions accounted for $32.4 million of our marketing and selling costs for the six months ended June 30, 2004, and $0.4 million of our marketing and selling costs for the six months ended June 30, 2003. Before giving effect to the acquisitions, our marketing and selling costs increased $3.7 million. This is primarily due to increased spending on advertising to launch our new GSM rate plans.

      General and administrative costs. For the six months ended June 30, 2004, our general and administrative costs increased $54.2 million, or 166.4%, to $86.8 million from $32.6 million for the six months ended June 30, 2003. The acquisitions accounted for $51.4 million of our general and administrative costs for the six months ended June 30, 2004, and $0.3 million of our general and administrative costs for the six months ended June 30, 2003. Before giving effect to the acquisitions, our general and administrative costs increased $3.1 million. This increase is a result of increased infrastructure costs such as customer service, billing, and administrative costs as a result of the overall growth of our business.

      Depreciation and amortization expense. For the six months ended June 30, 2004, our depreciation and amortization expense increased $50.8 million, or 123.2%, to $92.1 million from $41.3 million for 2003. The acquisitions accounted for $46.3 million of our depreciation and amortization expense for the six months ended June 30, 2004, and $0.2 million of our depreciation and amortization expense for the six months ended June 30, 2003. Before giving effect to the acquisitions, our depreciation and amortization expense increased $4.7 million. This increase in our non-acquisition markets is a result of additional depreciation on fixed assets acquired or constructed in 2003 and the first six months of 2004.

      Interest expense. For the six months ended June 30, 2004, our interest expense increased $59.7 million, or 126.2%, to $107.0 million from $47.3 million for the six months ended June 30, 2003. This is primarily due to increased long-term debt related to our acquisition of American Cellular.

      Gain from extinguishment of debt. For the six months ended June 30, 2004, our gain from extinguishment of debt was $5.7 million. The gain from extinguishment of debt for the six months ended June 30, 2004, was due to our repurchase of $55.5 million principal amount of our 8.875% senior notes at an aggregate cost of $48.3 million, offset by a loss on redemption of the remaining Dobson/ Sygnet senior notes.

      Redemptions and repurchase of, and dividends on, preferred stock. For the six months ended June 30, 2004, dividends on preferred stock are represented as both a financing expense, included in our net (loss) income, and as an item below our net (loss) income. For the six months ended June 30, 2004, dividends on preferred stock are reflected only in our net (loss) income applicable to common shareholders. This change in presentation is the result of implementing SFAS No. 150 during 2003, which requires dividends on mandatorily redeemable preferred stock and any gains or losses on redemption and repurchases of mandatorily redeemable preferred stock to be reflected as a financing expense included in net (loss) income for periods beginning after June 15, 2003. Thus, our income statement includes the following:

	Six Months Ended
	June 30,

	2004	2003

	($ in thousands)
Financing expense (above net (loss) income):
Gain from redemption and repurchased of preferred stock	$5,069	$—
Dividends on mandatorily redeemable preferred stock	(16,907)	—
Items applicable to common shareholders (below net (loss) income):
Dividends on preferred stock	(3,717)	(40,543)
Gain from redemption and repurchased of preferred stock	—	218,310

      Although our dividends on preferred stock are in two separate line items for the six months ended June 30, 2004, they totaled $20.6 million on a combined basis, which compares to $40.5 million for the six months ended June 30, 2003. This decrease in dividends of $19.9 million is the result of the reduction in the number of shares of our preferred stock outstanding due to redemptions and repurchases of our preferred stock during 2003 and the first six months of 2004.

      During the six months ended June 30, 2004, we repurchased a total of 14,816 shares of our 12.25% senior exchangeable preferred stock and 3,475 shares of our 13% senior exchangeable preferred stock for $12.8 million. These repurchases resulted in a gain from redemption and repurchases of preferred stock totaling $5.1 million. The gain from redemption and repurchases of preferred stock has been included in our loss from continuing operations.

      During the six months ended June 30, 2003, prior to the adoption of SFAS No. 150, we repurchased a total of 32,707 shares of our 12.25% senior exchangeable preferred stock and 27,500 shares of our 13% senior exchangeable preferred stock, for an aggregate purchase price of $36.6 million. This resulted in a gain from repurchase of preferred stock totaling $23.6 million. In addition, AT&T Wireless transferred to us all of our Series AA preferred stock, which had a fair value that was substantially lower than our carrying value, thus resulting in a gain on redemption of preferred stock of $194.7 million. Therefore, our total gain from redemptions and repurchases of preferred stock prior to adoption of SFAS No. 150 (on July 1, 2003), was $218.3 million.

      Other income, net. For the six months ended June 30, 2004, our other income decreased by $2.9 million, or 62.7%, to $1.7 million from $4.6 million for the six months ended June 30, 2003, primarily due to a decrease in interest income due to lower interest rates.

      Minority interests in income of subsidiaries. For the six months ended June 30, 2004, our minority interests in income of subsidiaries decreased $1.4 million, or 41.2%, to $2.0 million from $3.4 million in 2003. This decrease was attributable to the decreased income earned from our subsidiaries in markets in which we do not own a 100% interest.

      Discontinued operations. For the six months ended June 30, 2004, we had income from discontinued operations of $0.4 million compared to income from discontinued operations (including the gain on the sale) of $37.9 million for the six months ended June 30, 2003. Our discontinued operations during 2004 include the Maryland properties included in the swap with Cingular Wireless, while our discontinued operations during 2003 include both the California properties included in the swap with AT&T Wireless and the Maryland properties included in the swap with Cingular Wireless.

      Net (loss) income. For the six months ended June 30, 2004, our net loss was $28.7 million. Our net income decreased $93.4 million, from net income of $64.7 million for the six months ended June 30, 2003. The decrease in our net income was primarily attributable to our increase in interest expense, our dividends on mandatorily redeemable preferred stock for the six months ended June 30, 2004, and the income from discontinued operations (including the gain on the sale) of $37.9 million for the six months ended June 30, 2003.

Liquidity and Capital Resources

      We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, and when necessary, bank debt and the sale of debt and equity securities. Although we cannot provide assurance, assuming successful implementation of our strategy, including the continuing development of our wireless systems and significant and sustained growth in our cash flows, we believe that borrowings under our DCS credit facility, our cash on hand and cash flows from operations are expected to be sufficient to satisfy our currently expected capital expenditures, working capital and debt service obligations over the next year. Our bank credit facility requires that we meet certain leverage ratios. To meet these ratios, we may need to use available cash to reduce our overall indebtedness by year-end 2004, refinance the indebtedness under our bank credit facility, or obtain a waiver of the leverage ratios covenants from our lender banks. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and the regulatory, technological and competitive developments that may arise.

      We currently expect that we may have to refinance our debt at its final maturities. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. Some or all of these financing options may not be available to us in the future, since these resources are dependent upon our financial performance and condition, along with certain other factors that are beyond our control, such as, economic events, technological changes and business trends and developments. Thus, if at any time financing is not available on acceptable terms, it could have a materially adverse effect on our business and financial condition.

Net Cash Flow

      At June 30, 2004, we had working capital of $10.8 million, a ratio of current assets to current liabilities of 1:1 and an unrestricted cash balance of $99.6 million, which compares to working capital of $101.6 million, a ratio of current assets to current liabilities of 1.4:1 and an unrestricted cash balance of $208.2 million at December 31, 2003. Working capital has decreased due primarily to our repurchase of $48.3 million of our 8.875% senior notes during the first quarter of 2004 and our repurchase of $12.8 million of our senior exchangeable preferred stock during the second quarter of 2004.

      Our net cash provided by operating activities totaled $31.9 million for the six months ended June 30, 2004, compared to $104.7 million for the six months ended June 30, 2003. The decrease was primarily due to a decrease in our income from continuing operations, a decrease in cash provided by discontinued operations, and changes in our current assets and liabilities, which required more net cash payments in 2004 than in 2003.

      Our net cash used in investing activities totaled $84.1 million for the six months ended June 30, 2004, compared to $54.1 million for the six months ended June 30, 2003. Our net cash used in investing activities for the six months ended June 30, 2004, primarily relates to capital expenditures of $88.9 million and the acquisition of NPI on June 15, 2004, for $29.4 million, offset by $22.0 million in cash received from Cingular Wireless as part of our Michigan/Maryland swap and $11.4 million from receipt of funds held in escrow for contingencies on previously sold assets. Capital expenditures for the six months ended June 30, 2003, were $48.5 million.

      Our net cash used in financing activities was $56.4 million for the six months ended June 30, 2004, compared to $87.2 million for the six months ended June 30, 2003. Our financing activity uses for the six months ended June 30, 2004, consisted primarily of repayments and repurchases of long-term debt totaling $63.5 million, redemption and repurchase of preferred stock of $12.8 million, offset by proceeds from long-term debt of $28.0 million. Our primary financing activity uses for the six months ended June 30, 2003, included repayments of long-term debt totaling $35.2 million, payment of preferred stock dividends of $10.8 million and the redemption and repurchase of exchangeable preferred stock of $36.6 million.

Capital Resources and Commitments

DCS Credit Facility

      On October 23, 2003, our wholly-owned subsidiary, Sygnet Wireless and its wholly-owned subsidiary, Sygnet Communications, were merged with and into our wholly-owned subsidiary, DCS, and immediately thereafter, Dobson Operating Co. LLC, or DOC LLC, repaid and terminated its revolving credit facility. DCS then entered into a new senior secured credit facility consisting of:

•	a 6-year $150.0 million senior secured revolving credit facility, and

•	a 6.5-year $550.0 million senior secured term loan facility.

      The DCS credit facility is guaranteed by us, DOC LLC and DOC Lease Co LLC, and is secured by a first priority security interest in all of the tangible and intangible assets of DCS. The DCS credit facility is not guaranteed by American Cellular or any of its subsidiaries.

      Interest on the DCS credit facility is currently based on a LIBOR formula plus a spread. At June 30, 2004, we had $573.9 million outstanding under the term loan of this credit facility, and we had $122.0 million of the revolving credit facility available.

      Under specified terms and conditions, including covenant compliance, the amount available under the DCS credit facility may be increased by an incremental facility of up to $200.0 million. We have the right to make no more than four requests to increase the amount of the credit facility and with respect to the revolving credit facility, any such request must be made at least 12 months prior to the credit termination date and with respect to the term loan facility, any such request must be made within 30 months of the closing date of the DCS credit facility. Any incremental facility will have a maturity greater than the weighted average life of the existing debt under the DCS credit facility.

      The DCS credit facility requires scheduled principal or amortization payments of the term loan facility and prohibits reductions in commitments under the revolving credit facility. The term loan facility will amortize 1% per annum for the first 5.5 years and in equal quarterly installments for the balance in the final year. The revolving credit facility is scheduled to mature in April 2009 and the term loan facility is scheduled to mature in April 2010. However, if we have not refinanced or repaid our $300 million principal amount of 10.875% senior notes by January 31, 2010, then the term loan facility will mature on January 31, 2010.

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

      On May 7, 2004 the financial covenants in the DCS credit facility were amended in a manner that we expect to increase our operating flexibility. Distributions of excess cash flow by DCS to us will be restricted unless our leverage ratio is less than certain levels as specified in the amendment to the credit facility.

Dobson Senior Notes

8.875% Senior Notes

      On September 26, 2003, we completed the private sale of $650.0 million principal amount of 8.875% senior notes due 2013. The net proceeds from the sale of the notes were used to repay in full all amounts owing under the bank credit facility of DOC LLC, and to repay in part amounts owing under the bank credit facility of Sygnet Wireless, Inc. The senior notes rank pari passu in right of payment with any of our existing and future senior indebtedness and are senior to all existing and future subordinated indebtedness. American Cellular is an unrestricted subsidiary for purposes of our 8.875% senior notes.

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

      On February 28, 2004, our Board of Directors authorized us to expend up to $50.0 million to repurchase some of our outstanding 10.875% senior notes and 8.875% senior notes. Through June 30, 2004, we had repurchased $55.5 million principal amount of our 8.875% senior notes at an aggregate cost of $48.3 million, excluding accrued interest. These repurchases resulted in a gain on extinguishment of debt, net of deferred financing costs, of $6.1 million.

10.875% Senior Notes

      On June 15, 2000, we completed the private sale of $300.0 million principal amount of our 10.875% senior notes due 2010. We used the proceeds to repay indebtedness under the revolving credit facility of DOC LLC, and for working capital and other general corporate purposes. The senior notes rank pari passu in right of payment with any of our existing and future unsubordinated indebtedness and are senior to all existing and future subordinated indebtedness. American Cellular is an unrestricted subsidiary for purposes of our 10.875% senior notes.

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

Preferred Stock

      During August 2003, in conjunction with the American Cellular reorganization, we issued 686,201 shares of our Series F convertible preferred stock having an aggregate liquidation preference of $122.5 million and convertible into a maximum of 14.0 million shares of our Class A common stock, plus $48.7 million in cash and 44.2 million shares of our Class A common stock to the former holders of $681.9 million principal amount of American Cellular’s outstanding 9.5% senior subordinated notes due 2009 and their advisors. Our outstanding Series F convertible preferred stock had an aggregate liquidation preference of $122.5 million, plus accrued dividends, at June 30, 2004.

      As of June 30, 2004, we had outstanding 46,181 shares of our 12.25% senior exchangeable preferred stock with an aggregate liquidation value of $46.2 million, plus accrued dividends, and 198,898 shares of our 13% senior exchangeable preferred stock with an aggregate liquidation value of $199.0 million, plus accrued dividends. Each certificate of designation for our senior preferred stock contains restrictive covenants, which may limit our ability to incur indebtedness in the future. During the six months ended June 30, 2004, we repurchased a total of 14,816 shares of our 12.25% senior exchangeable preferred stock and 3,475 shares of our 13% senior exchangeable preferred stock. The preferred stock repurchases totaled 18,291 shares for $12.8 million, all of which were subsequently canceled. These repurchases resulted in a gain on redemption and repurchases of preferred stock totaling $5.1 million. The gain on redemption and repurchases of preferred stock has been included in our loss from continuing operations. During the first quarter of 2003, we repurchased a total of 32,707 shares of our 12.25% senior exchangeable preferred stock and 27,500 shares of our 13% senior exchangeable preferred stock. The preferred stock repurchases totaled 60,207 shares for

$36.6 million, all of which were canceled by March 31, 2003. These repurchases resulted in a gain on redemption and repurchase of preferred stock totaling $23.6 million for the six months ended June 30, 2003.

      On June 15, 2004, our Board of Directors authorized us to expend up to $50.0 million to repurchase some of our outstanding 12.25% and 13% senior exchangeable preferred stock. Through August 6, 2004, we had repurchased a total of 24,291 shares for $17.4 million.

American Cellular Senior Notes

      In connection with the American Cellular reorganization, on August 8, 2003, ACC Escrow Corp. (now American Cellular) completed an offering of $900.0 million aggregate principal amount of 10.0% senior notes due 2011. These senior notes were issued at par. On August 19, 2003, ACC Escrow Corp. was merged into American Cellular, and the net proceeds from the offering were used to fully repay American Cellular’s existing bank credit facility, and to pay expenses of the offering and a portion of the expenses of the restructuring. We are not a guarantor of these senior notes.

      During 2001, American Cellular issued, $700.0 million principal amount of its 9.5% senior subordinated notes due 2009 at a discount of $6.9 million. The discount was being amortized over the life of the notes. In August 2003, as part of the restructuring of American Cellular, holders of $681.9 million outstanding principal amount of American Cellular’s senior notes surrendered their senior notes and received approximately $48.7 million in cash, 43.9 million shares of newly issued shares of our Class A common stock, and 681,900 shares of our Series F convertible preferred stock, which has an aggregate liquidation preference of approximately $121.8 million and is convertible into a maximum of 13.9 million shares of our Class A common stock. We also issued an additional 4,301 shares of our Series F convertible preferred stock and 276,848 shares of our Class A common stock in payment of certain fees. There remains outstanding $18.1 million liquidation value of American Cellular’s 9.5% senior subordinated notes.

      American Cellular has required, and will likely continue to require, substantial capital to further develop, expand and upgrade its wireless systems.

Capital Expenditures and Other Commitments

      Our capital expenditures were $88.9 million for the six months ended June 30, 2004. We plan to spend approximately $140 million for capital expenditures in 2004. The majority of these planned expenditures that occurred during the first half of 2004 were in relation to the build-out of our GSM/GPRS/EDGE network. However, the amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions.

      On July 29, 2003, we entered into agreements with certain holders of options granted under the Dobson Communications 2000 Stock Incentive Plan, or 2000 Plan, with exercise prices in excess of $10.00 per share in which we agreed to issue new options under our 2000 Plan in exchange for their existing options. Under these agreements, holders of options with an exercise price of more than $10.00 per share but less than $15.00 per share would receive new options for the same number of underlying shares; holders of options with exercises prices of at least $15.00 and less than $20.00 would receive new options to purchase one share of our Class A common stock for every two shares underlying their existing options, and holders of existing options with exercises prices greater than $20.00 per share would receive new options to purchase one share of our Class A common stock for every three shares underlying their existing options. On February 2, 2004, we issued new options under the exchange agreements, all at an exercise price of $7.09 per share. The vesting schedule for each new option was the same as the replaced options. No options held by our non-management directors were included in the foregoing exchange program.

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

Contractual Obligations

      We have not had a material change in the resources required for scheduled repayment of contractual obligations from the table of Contractual Cash Obligations included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2003. As of June 30, 2004, we do not have any contractual purchase obligations, other than those with payment terms of less than 60 days after delivery of the equipment.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet financing arrangements or liabilities. In addition, we do not have any majority-owned subsidiaries or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements.

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

      At June 30, 2004, we had long-term debt outstanding of $2.4 billion, of which, $573.9 million bears interest at floating rates. These rates averaged 4.4% for the six months ended June 30, 2004. One percentage point of an interest rate adjustment would change our cash interest payments on an annual basis by approximately $5.7 million.

Item 4.	Controls and Procedures

      As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as required by Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. We did not effect any material changes in our internal controls and procedures during the quarter ended June 30, 2004.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      We are not currently aware of any additional or material changes to pending or threatened litigation against us or our subsidiaries that could have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      Not applicable

Item 3.	Defaults Upon Senior Securities

      Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

      Our 2004 Annual Meeting of Stockholders was held on June 15, 2004. At the meeting, the following items were submitted to a vote of stockholders.

      (a) The following nominees were elected to serve on the Board of Directors:

	Votes	Votes
Name of Nominee	Cast For	Withheld

Fred J. Hall	268,969,170	2,220,364

      The following will continue to serve on the Board of Directors:

Everett R. Dobson
Stephen T. Dobson
Mark S. Feighner
Justin L. Jaschke
Albert H. Pharis, Jr
Robert A. Schriesheim

      (b) Amendment to the Dobson Communications Corporation 2002 Stock Incentive Plan (the “2002 Plan”) to increase the number of shares of the Company’s Class A common stock reserved for issuance under the 2002 Plan from 7.0 million to 11.0 million shares was approved.

	Votes Cast	Votes
	For	Withheld

Amendment	223,194,685	47,994,849

      (c) KPMG LLP was elected to serve as our Independent Public Accountants:

	Votes Cast	Votes
Name of Nominee	For	Withheld

KPMG LLP	270,776,658	412,876

Item 5.	Other Information

      Not applicable

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

      The following exhibits are filed as a part of this report:

Exhibit			Method of
Numbers		Description	Filing

2.1		Purchase Agreement dated July 25, 2003 for ACC Escrow Corp. and American Cellular Corporation $900,000,000 10.0% Series A Senior Notes due 2011	(22)[2.3]
2.2		Purchase Agreement dated September 12, 2003 for Dobson Communications Corporation $650,000,000 8 7/8% Senior Notes due 2013	(25)[2.4]
2.3		Agreement and Plan of Merger of ACC Escrow Corp. and American Cellular Corporation	(25)[2.5]
3.1		Registrant’s Amended and Restated Certificate of Incorporation.	(6)[3.1]
3	.1.1	Registrant’s Certificate of Retirement of Preferred Stock dated January 7, 2003	(20)[3.1.1]
3	.1.2	Registrant’s Certificate of Retirement of Preferred Stock dated February 4, 2003	(20)[3.1.2]
3	.1.3	Registrant’s Certificate of Amendment of Certificate of Incorporation	(25)[3.1.3]
3	.1.4	Registrant’s Certificate of Retirement of Preferred Stock dated November 30, 2003	(26)[3.1.4]
3	.1.5	Registrant’s Certificate of Retirement of Preferred Stock dated December 31, 2003	(26)[3.1.5]
3	.1.6	Registrant’s Certificate of Retirement of Preferred Stock dated July 15, 2004	(30)
3.2		Registrant’s Amended and Restated By-laws	(28)[3]
4.1		Amended, Restated, and Consolidated Revolving Credit and Term Loan Agreement dated as of January 18, 2000 among Dobson Operating Co., L.L.C., Banc of America Securities, LLC, Bank of America, N.A., Lehman Commercial Paper Inc. and TD Securities (USA) Inc., and First Union National Bank and PNC Bank, National Association, and the Lenders.	(6)[4.6]
4	.1.1	Amendment, Waiver and Consent to the Dobson Operating Co., L.L.C., Credit Agreement dated as of June 19, 2000 among Dobson Operating Co., L.L.C., as Borrower, Bank of America, N.A., as Administrative Agent, Required Lenders and Guarantors	(7)[10.2]
4	.1.2	Amendment and Consent dated November 24, 2000 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(10)[4.3.2]
4	.1.3	Amendment and Consent dated May 4, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(14)[4.1.3]
4	.1.4	Amendment dated August 1, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(14)[4.1.4]
4	.1.5	Amendment dated January 23, 2002 to the Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(14)[4.1.5]
4	.1.6	Second Amended, Restated and Consolidated Revolving Credit Agreement among Dobson Operating Co., LLC, as Borrower, the Lenders party thereto, as Lenders, and Lehman Commercial Paper, Inc., as Administrative Agent, dated September 26, 2003	(23)[4.1.6]
4.2		Indenture dated December 23, 1998 between Dobson/ Sygnet Communications Company, as Issuer, and United States Trust Company of New York, as Trustee.	(2)[4.1]

Exhibit			Method of
Numbers		Description	Filing

4	.2.1	Supplemental Indenture dated October 23, 2003 by and between Dobson/ Sygnet Communications Company and The Bank of New York, as Successor to The United States Trust Company of New York, as Trustee	(24)[4.2.1]
4.3		Form of Common Stock Certificate.	(6)[4.16]
4.4		Indenture dated June 22, 2000 by the Registrant and United States Trust Company of New York, as Trustee	(7)[4]
4.5		Senior Debt Indenture dated as of July 18, 2001, between the Registrant and The Bank of New York, as Trustee	(11)[4.2]
4	.6.1	Subordinated Debt Indenture dated as of July 18, 2001 between the Registrant and The Bank of New York, as Trustee	(11)[4.3]
4	.6.2	Certificate of Trust for Dobson Financing Trust	(11)[4.4]
4.7		Declaration of Trust for Dobson Financing Trust	(11)[4.5]
4.8		Indenture dated as February 28, 1997 between the Registrant and United States Trust Company of New York, as Trustee	(4)[4.6]
4.9		Credit agreement among the Agents and Lenders named therein and Sygnet Wireless Inc. (f/k/a Dobson/ Sygnet Operating Company) dated December 22, 1998	(3)[4.4]
4.10		Form of Certificate of Designation of the Powers, Preferences and Relative, Optional and Other Special Rights of the Registrant’s Series F Convertible Preferred Stock	(22)[4.12]
4	.10.1	Certificate of Correction of Certificate of Designation of Series F Convertible Preferred Stock	(22)[4.12.1]
4.11		Indenture dated August 8, 2003 between ACC Escrow Corp. and Bank of Oklahoma, National Association, as Trustee	(22)[4.13]
4	.11.1	First Supplemental Indenture dated August 19, 2003 between American Cellular Corporation, certain Guarantors and Bank of Oklahoma, National Association, as Trustee	(22)[4.13.1]
4.12		First Supplemental Indenture dated August 19, 2003 with reference to Indenture dated March 14, 2001, between American Cellular Corporation, ACC Acquisition LLC, Subsidiary Guarantors and Bank of Oklahoma, related to the issuance by American Cellular Corporation of its 9 1/2% Subordinated Notes due 2009	(22)[4.14]
4.13		8 7/8% Senior Note Indenture dated as of September 26, 2003 by Dobson Communications Corporation and Bank of Oklahoma, National Association, as Trustee	(23)[4.14]
10.1		Registrant’s 2002 Employee Stock Purchase Plan	(16)[10.1]
10	.1.1*	Registrant’s 1996 Stock Option Plan, as amended.	(3)[10.1.1]
10	.1.2*	2000-1 Amendment to the DCC 1996 Stock Option Plan.	(6)[10.1.3]
10	.1.3*	Dobson Communications Corporation 2000 Stock Incentive Plan.	(6)[10.1.4]
10	.2*	Registrant’s 2002 Stock Incentive Plan	(16)[10.2]
10	.3.1*	Letter dated June 3, 1996 from Registrant to Bruce R. Knooihuizen describing employment arrangement.	(4)[10.3.2]
10	.3.2*	Letter dated October 15, 1996 from Fleet Equity Partners to Justin L. Jaschke regarding director compensation.	(4)[10.3.3]
10	.3.3*	Letter dated October 28, 1997 from Registrant to R. Thomas Morgan describing employment arrangement.	(1)[10.3.5]
10	.3.4*	Letter dated August 25, 1998 from Registrant to Richard D. Sewell, Jr. describing employment arrangement.	(3)[10.3.6]

Exhibit			Method of
Numbers		Description	Filing

10	.3.5*	Consulting Agreement dated December 21, 1998 between Registrant and Albert H. Pharis, Jr.
10.4		Operating Agreement dated January 16, 1998, as amended, between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc.	(3)[10.3.7] (6)[10.4.4]
10	.4.1	Second Addendum to Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and Dobson Cellular Systems, Inc. and its Affiliates dated May 8, 2002	(15)[10.5.1]
10	.4.2	Fourth Addendum to Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and Dobson Cellular Systems, Inc. and its Affiliates dated July 11, 2003	(21)[10.9.2]
10	.5†	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated as of November 16, 2001.	(14)[10.6]
10	.5.1†	Amendment No. 1 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated August 5, 2002.	(17)[10.6.1]
10.6		Second Amended and Restated Partnership Agreement of Gila River Cellular General Partnership dated September 30, 1997	(5)[10.8]
10.7		Stockholder and Investor Rights Agreement dated January 31, 2000 among the Registrant and the Shareholders listed therein (without exhibits).	(6)[10.7.2.3]
10	.7.1	Amendment No. 1 to Stockholder and Investor rights Agreement among AT&T Wireless Services, Inc., the Registrant, and certain other parties	(9)[10.4]
10	.8*	Form of Dobson Communications Corporation Director Indemnification Agreement.	(6)[10.9]
10.9		Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC between AT&T Wireless JV Co. and Dobson JV Company dated as of February 25, 2000.
10.10		Amended and Restated Supplemental Agreement among AT&T Wireless, Dobson Communications Corporation, Dobson CC Limited Partnership, and other signatories thereto, dated February 25, 2000.	(8)[10.1] (8)[10.1.1]
10.11		Amended and Restated Management Agreement between Dobson Cellular Systems, Inc. and ACC Acquisition LLC dated as of February 25, 2000.	(8)[10.2]
10	.11.1	Management Agreement between Dobson Cellular Systems, Inc. and American Cellular Corporation effective as of August 19, 2003	(22)[10.14.1]
10.12		Amended and Restated Operating Agreement dated February 25, 2000 by and between AT&T Wireless Services, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(8)[10.3]
10	.12.1	Addendum to Amended and Restated Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and ACC Acquisition LLC and its Affiliates dated May 8, 2002	(15)[10.16.1]
10.13		Amended and Restated Operating Agreement dated February 25, 2000 by and between Dobson Cellular Systems, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(8)[10.4]
10.14		Asset Purchase Agreement dated October 29, 2001 by and between Dobson Cellular Systems, Inc., and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(12)[10.22]
10.15		Asset Purchase Agreement dated December 6, 2001 by and between Dobson Cellular System, Inc., and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(13)[10.1]

Exhibit			Method of
Numbers		Description	Filing

10	.16†	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002 between Cingular Wireless, LLC, and its affiliates, and Dobson Cellular Systems, Inc., and its affiliates.	(14)[10.23]
10.17		Master Services Agreement between Dobson Cellular Systems, Inc. and Convergys Information Management Group Inc. dated December 1, 2002.	(18)[10.24]
10.18		Asset Exchange Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(19)[10.1]
10.19		Transition Services Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(19)[10.2]
10.20		Master Lease Agreement dated as of December 23, 2002 between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(19)[10.3]
10	.21†	Roaming Agreement for GSM/ GPRS between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc. dated July 11, 2003	(21)[10.28]
10	.22†	GSM/ GPRS Operating Agreement between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc. dated July 11, 2003, as amended	(21)[10.29]
10	.23†	Roaming Agreement for GSM/ GPRS between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(21)[10.30]
10	.24†	GSM/ GPRS Operating Agreement between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(21)[10.31]
10	.25†	Second Amended and Restated TDMA Operating Agreement between AT&T Wireless Services, Inc. on behalf of itself and its affiliates and ACC Acquisition LLC, on behalf of itself, American Cellular Corporation and their respective affiliates dated July 11, 2003	(21)[10.32]
10.26		Tax Allocation Agreement dated August 19, 2003, between Dobson Communications Corporation and American Cellular Corporation	(22)[10.33]
10.27		Registration Rights Agreement dated as of August 8, 2003 by and between ACC Escrow Corp. as Issuer, American Cellular Corporation, certain Guarantors listed on Schedule A and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated, as Initial Purchasers	(22)[10.34]
10.28		Registration Rights Agreement dated August 19, 2003 between Dobson Communications Corporation and holders of Class A Common Stock and Series F Convertible Preferred Stock	(22)[10.35]
10.29		Registration Rights Agreement between Dobson Communications Corporation and Bank of America, N.A. dated as of March 15, 2002	(22)[10.36]
10.30		Registration Rights Agreement dated September 26, 2003 among Dobson Communications Corporation, Lehman Brothers, Inc., Morgan Stanley & Co., Incorporated, and Bear, Stearns & Co., Inc. Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co.,	(23)[10.37]
10.31		L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003	(24)[10.38]
10	.31.1	Amendment No. 1 dated March 9, 2004, to Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003.	(27)[4]
10	.31.2	Amendment No. 2 dated May 7, 2004, to Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003.	(29)[10.32.2]

Exhibit		Method of
Numbers	Description	Filing

10.32	Guarantee and Collateral Agreement by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003	(24)[10.39]
10.33	Escrow Agreement dated August 8, 2003 by and between ACC Escrow Corp. and Bank of Oklahoma, National Association, as trustee and escrow agent	(25)[10.40]
10.34	Registration Rights Agreement dated as of September 26, 2003 by and among Dobson Communications Corporation, Lehman Brothers Inc., Morgan Stanley & Co. Incorporated and Bear, Stearns & Co. Inc.	(25)[10.41]
31.1	Rule 13a-14(a) Certification by our Chairman and Chief Executive Officer.	(30)
31.2	Rule 13a-14(a) Certification by our Chief Financial Officer.	(30)
32.1	Section 1350 Certification by our Chairman and Chief Executive Officer.	(30)
32.2	Section 1350 Certification by our Chief Financial Officer.	(30)

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-71633), as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 15, 1997 and amended on November 6, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-90759), as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 6, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 9, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s current report on Form 8-K/ A on February 22, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-64916), as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 20, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to the Registrant’s current report on Form 8-K on May 16, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to the Registrant’s current report on Form 8-K on June 14, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(19)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on January 8, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(20)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(21)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 28, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(22)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on September 18, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(23)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 2, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(24)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 29, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(25)	Filed as an exhibit to the Registration Statement on Form S-4 (Registration No. 333-110380) as the exhibit number indicated in brackets and incorporated by reference herein.

(26)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(27)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on March 22, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(28)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on April 8, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(29)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(30)	Filed herewith.

      (b) Reports on Form 8-K

      The Registrant filed a Current Report on Form 8-K on April 8, 2004, which reported the Registrant’s Board of Directors by unanimous written consent approved Amended and Restated By-laws for the Registrant, effective as of March 31, 2004, under “Item 5. Other Evens and Required FD Disclosure”.

      The Registrant filed a Current Report on Form 8-K on May 10, 2004, which reported the Registrant’s Press Release dated May 10, 2004, and the Transcript from the Registrant’s Conference Call held May 11, 2004, under “Item 7. Financial Statements and Exhibits”, and the results of first quarter ended March 31, 2004, under “Item 12. Results of Operation and Financial Condition”.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOBSON COMMUNICATIONS CORPORATION

Date: August 9, 2004

/s/ EVERETT R. DOBSON

Everett R. Dobson
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2004

/s/ BRUCE R. KNOOIHUIZEN

Bruce R. Knooihuizen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit			Method of
Numbers		Description	Filing

2.1		Purchase Agreement dated July 25, 2003 for ACC Escrow Corp. and American Cellular Corporation $900,000,000 10.0% Series A Senior Notes due 2011	(22)[2.3]
2.2		Purchase Agreement dated September 12, 2003 for Dobson Communications Corporation $650,000,000 8 7/8% Senior Notes due 2013	(25)[2.4]
2.3		Agreement and Plan of Merger of ACC Escrow Corp. and American Cellular Corporation	(25)[2.5]
3.1		Registrant’s Amended and Restated Certificate of Incorporation.	(6)[3.1]
3	.1.1	Registrant’s Certificate of Retirement of Preferred Stock dated January 7, 2003	(20)[3.1.1]
3	.1.2	Registrant’s Certificate of Retirement of Preferred Stock dated February 4, 2003	(20)[3.1.2]
3	.1.3	Registrant’s Certificate of Amendment of Certificate of Incorporation	(25)[3.1.3]
3	.1.4	Registrant’s Certificate of Retirement of Preferred Stock dated November 30, 2003	(26)[3.1.4]
3	.1.5	Registrant’s Certificate of Retirement of Preferred Stock dated December 31, 2003	(26)[3.1.5]
3	.1.6	Registrant’s Certificate of Retirement of Preferred Stock dated July 15, 2004	(30)
3.2		Registrant’s Amended and Restated By-laws	(28)[3]
4.1		Amended, Restated, and Consolidated Revolving Credit and Term Loan Agreement dated as of January 18, 2000 among Dobson Operating Co., L.L.C., Banc of America Securities, LLC, Bank of America, N.A., Lehman Commercial Paper Inc. and TD Securities (USA) Inc., and First Union National Bank and PNC Bank, National Association, and the Lenders.	(6)[4.6]
4	.1.1	Amendment, Waiver and Consent to the Dobson Operating Co., L.L.C., Credit Agreement dated as of June 19, 2000 among Dobson Operating Co., L.L.C., as Borrower, Bank of America, N.A., as Administrative Agent, Required Lenders and Guarantors	(7)[10.2]
4	.1.2	Amendment and Consent dated November 24, 2000 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(10)[4.3.2]
4	.1.3	Amendment and Consent dated May 4, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(14)[4.1.3]
4	.1.4	Amendment dated August 1, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(14)[4.1.4]
4	.1.5	Amendment dated January 23, 2002 to the Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(14)[4.1.5]
4	.1.6	Second Amended, Restated and Consolidated Revolving Credit Agreement among Dobson Operating Co., LLC, as Borrower, the Lenders party thereto, as Lenders, and Lehman Commercial Paper, Inc., as Administrative Agent, dated September 26, 2003	(23)[4.1.6]
4.2		Indenture dated December 23, 1998 between Dobson/ Sygnet Communications Company, as Issuer, and United States Trust Company of New York, as Trustee.	(2)[4.1]
4	.2.1	Supplemental Indenture dated October 23, 2003 by and between Dobson/ Sygnet Communications Company and The Bank of New York, as Successor to The United States Trust Company of New York, as Trustee	(24)[4.2.1]
4.3		Form of Common Stock Certificate.	(6)[4.16]
4.4		Indenture dated June 22, 2000 by the Registrant and United States Trust Company of New York, as Trustee	(7)[4]
4.5		Senior Debt Indenture dated as of July 18, 2001, between the Registrant and The Bank of New York, as Trustee	(11)[4.2]

Exhibit			Method of
Numbers		Description	Filing

4	.6.1	Subordinated Debt Indenture dated as of July 18, 2001 between the Registrant and The Bank of New York, as Trustee	(11)[4.3]
4	.6.2	Certificate of Trust for Dobson Financing Trust	(11)[4.4]
4.7		Declaration of Trust for Dobson Financing Trust	(11)[4.5]
4.8		Indenture dated as February 28, 1997 between the Registrant and United States Trust Company of New York, as Trustee	(4)[4.6]
4.9		Credit agreement among the Agents and Lenders named therein and Sygnet Wireless Inc. (f/k/a Dobson/ Sygnet Operating Company) dated December 22, 1998	(3)[4.4]
4.10		Form of Certificate of Designation of the Powers, Preferences and Relative, Optional and Other Special Rights of the Registrant’s Series F Convertible Preferred Stock	(22)[4.12]
4	.10.1	Certificate of Correction of Certificate of Designation of Series F Convertible Preferred Stock	(22)[4.12.1]
4.11		Indenture dated August 8, 2003 between ACC Escrow Corp. and Bank of Oklahoma, National Association, as Trustee	(22)[4.13]
4	.11.1	First Supplemental Indenture dated August 19, 2003 between American Cellular Corporation, certain Guarantors and Bank of Oklahoma, National Association, as Trustee	(22)[4.13.1]
4.12		First Supplemental Indenture dated August 19, 2003 with reference to Indenture dated March 14, 2001, between American Cellular Corporation, ACC Acquisition LLC, Subsidiary Guarantors and Bank of Oklahoma, related to the issuance by American Cellular Corporation of its 9 1/2% Subordinated Notes due 2009	(22)[4.14]
4.13		8 7/8% Senior Note Indenture dated as of September 26, 2003 by Dobson Communications Corporation and Bank of Oklahoma, National Association, as Trustee	(23)[4.14]
10.1		Registrant’s 2002 Employee Stock Purchase Plan	(16)[10.1]
10	.1.1*	Registrant’s 1996 Stock Option Plan, as amended.	(3)[10.1.1]
10	.1.2*	2000-1 Amendment to the DCC 1996 Stock Option Plan.	(6)[10.1.3]
10	.1.3*	Dobson Communications Corporation 2000 Stock Incentive Plan.	(6)[10.1.4]
10	.2*	Registrant’s 2002 Stock Incentive Plan	(16)[10.2]
10	.3.1*	Letter dated June 3, 1996 from Registrant to Bruce R. Knooihuizen describing employment arrangement.	(4)[10.3.2]
10	.3.2*	Letter dated October 15, 1996 from Fleet Equity Partners to Justin L. Jaschke regarding director compensation.	(4)[10.3.3]
10	.3.3*	Letter dated October 28, 1997 from Registrant to R. Thomas Morgan describing employment arrangement.	(1)[10.3.5]
10	.3.4*	Letter dated August 25, 1998 from Registrant to Richard D. Sewell, Jr. describing employment arrangement.	(3)[10.3.6]
10	.3.5*	Consulting Agreement dated December 21, 1998 between Registrant and Albert H. Pharis, Jr.
10.4		Operating Agreement dated January 16, 1998, as amended, between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc.	(3)[10.3.7] (6)[10.4.4]
10	.4.1	Second Addendum to Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and Dobson Cellular Systems, Inc. and its Affiliates dated May 8, 2002	(15)[10.5.1]

Exhibit			Method of
Numbers		Description	Filing

10	.4.2	Fourth Addendum to Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and Dobson Cellular Systems, Inc. and its Affiliates dated July 11, 2003	(21)[10.9.2]
10	.5†	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated as of November 16, 2001.	(14)[10.6]
10	.5.1†	Amendment No. 1 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated August 5, 2002.	(17)[10.6.1]
10.6		Second Amended and Restated Partnership Agreement of Gila River Cellular General Partnership dated September 30, 1997	(5)[10.8]
10.7		Stockholder and Investor Rights Agreement dated January 31, 2000 among the Registrant and the Shareholders listed therein (without exhibits).	(6)[10.7.2.3]
10	.7.1	Amendment No. 1 to Stockholder and Investor rights Agreement among AT&T Wireless Services, Inc., the Registrant, and certain other parties	(9)[10.4]
10	.8*	Form of Dobson Communications Corporation Director Indemnification Agreement.	(6)[10.9]
10.9		Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC between AT&T Wireless JV Co. and Dobson JV Company dated as of February 25, 2000.
10.10		Amended and Restated Supplemental Agreement among AT&T Wireless, Dobson Communications Corporation, Dobson CC Limited Partnership, and other signatories thereto, dated February 25, 2000.	(8)[10.1] (8)[10.1.1]
10.11		Amended and Restated Management Agreement between Dobson Cellular Systems, Inc. and ACC Acquisition LLC dated as of February 25, 2000.	(8)[10.2]
10	.11.1	Management Agreement between Dobson Cellular Systems, Inc. and American Cellular Corporation effective as of August 19, 2003	(22)[10.14.1]
10.12		Amended and Restated Operating Agreement dated February 25, 2000 by and between AT&T Wireless Services, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(8)[10.3]
10	.12.1	Addendum to Amended and Restated Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and ACC Acquisition LLC and its Affiliates dated May 8, 2002	(15)[10.16.1]
10.13		Amended and Restated Operating Agreement dated February 25, 2000 by and between Dobson Cellular Systems, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(8)[10.4]
10.14		Asset Purchase Agreement dated October 29, 2001 by and between Dobson Cellular Systems, Inc., and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(12)[10.22]
10.15		Asset Purchase Agreement dated December 6, 2001 by and between Dobson Cellular System, Inc., and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(13)[10.1]
10	.16†	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002 between Cingular Wireless, LLC, and its affiliates, and Dobson Cellular Systems, Inc., and its affiliates.	(14)[10.23]
10.17		Master Services Agreement between Dobson Cellular Systems, Inc. and Convergys Information Management Group Inc. dated December 1, 2002.	(18)[10.24]
10.18		Asset Exchange Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(19)[10.1]

Exhibit			Method of
Numbers		Description	Filing

10.19		Transition Services Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(19)[10.2]
10.20		Master Lease Agreement dated as of December 23, 2002 between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(19)[10.3]
10	.21†	Roaming Agreement for GSM/ GPRS between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc. dated July 11, 2003	(21)[10.28]
10	.22†	GSM/ GPRS Operating Agreement between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc. dated July 11, 2003, as amended	(21)[10.29]
10	.23†	Roaming Agreement for GSM/ GPRS between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(21)[10.30]
10	.24†	GSM/ GPRS Operating Agreement between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(21)[10.31]
10	.25†	Second Amended and Restated TDMA Operating Agreement between AT&T Wireless Services, Inc. on behalf of itself and its affiliates and ACC Acquisition LLC, on behalf of itself, American Cellular Corporation and their respective affiliates dated July 11, 2003	(21)[10.32]
10.26		Tax Allocation Agreement dated August 19, 2003, between Dobson Communications Corporation and American Cellular Corporation	(22)[10.33]
10.27		Registration Rights Agreement dated as of August 8, 2003 by and between ACC Escrow Corp. as Issuer, American Cellular Corporation, certain Guarantors listed on Schedule A and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated, as Initial Purchasers	(22)[10.34]
10.28		Registration Rights Agreement dated August 19, 2003 between Dobson Communications Corporation and holders of Class A Common Stock and Series F Convertible Preferred Stock	(22)[10.35]
10.29		Registration Rights Agreement between Dobson Communications Corporation and Bank of America, N.A. dated as of March 15, 2002	(22)[10.36]
10.30		Registration Rights Agreement dated September 26, 2003 among Dobson Communications Corporation, Lehman Brothers, Inc., Morgan Stanley & Co., Incorporated, and Bear, Stearns & Co., Inc. Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co.,	(23)[10.37]
10.31		L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003	(24)[10.38]
10	.31.1	Amendment No. 1 dated March 9, 2004, to Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003.	(27)[4]
10	.31.2	Amendment No. 2 dated May 7, 2004, to Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003.	(29)[10.32.2]
10.32		Guarantee and Collateral Agreement by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003	(24)[10.39]
10.33		Escrow Agreement dated August 8, 2003 by and between ACC Escrow Corp. and Bank of Oklahoma, National Association, as trustee and escrow agent	(25)[10.40]
10.34		Registration Rights Agreement dated as of September 26, 2003 by and among Dobson Communications Corporation, Lehman Brothers Inc., Morgan Stanley & Co. Incorporated and Bear, Stearns & Co. Inc.	(25)[10.41]

Exhibit		Method of
Numbers	Description	Filing

31.1	Rule 13a-14(a) Certification by our Chairman and Chief Executive Officer.	(30)
31.2	Rule 13a-14(a) Certification by our Chief Financial Officer.	(30)
32.1	Section 1350 Certification by our Chairman and Chief Executive Officer.	(30)
32.2	Section 1350 Certification by our Chief Financial Officer.	(30)

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-71633), as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 15, 1997 and amended on November 6, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-90759), as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 6, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 9, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s current report on Form 8-K/ A on February 22, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-64916), as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 20, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to the Registrant’s current report on Form 8-K on May 16, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to the Registrant’s current report on Form 8-K on June 14, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(19)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on January 8, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(20)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(21)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 28, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(22)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on September 18, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(23)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 2, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(24)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 29, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(25)	Filed as an exhibit to the Registration Statement on Form S-4 (Registration No. 333-110380) as the exhibit number indicated in brackets and incorporated by reference herein.

(26)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(27)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on March 22, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(28)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on April 8, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(29)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(30)	Filed herewith.