Form 10-Q
period 2004-09-30
DOBSON COMMUNICATIONS CORP
filed 2004-11-09
CIK 1035985

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

      As of November 3, 2004, there were 114,372,409 shares of registrant’s $.001 par value Class A Common Stock outstanding and 19,418,021 shares of the registrant’s $.001 par value Class B Common Stock outstanding.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,491,508	$208,239,339
Restricted cash and investments	—	11,343,618
Accounts receivable	95,243,158	97,318,214
Inventory	16,343,308	12,393,910
Prepaid expenses and other	16,291,551	7,618,961
Deferred income taxes	16,166,000	17,637,000

Total current assets	207,535,525	354,551,042

PROPERTY, PLANT AND EQUIPMENT, net (Note 6)	546,502,256	536,634,360

OTHER ASSETS:
Restricted assets	4,466,681	4,171,009
Wireless license acquisition costs	1,774,474,995	1,759,350,684
Goodwill	611,001,058	603,450,987
Deferred financing costs, net	46,876,217	51,368,901
Customer list, net	87,586,582	94,380,262
Other non-current assets	4,122,708	4,989,791
Assets of discontinued operations (Note 3)	—	70,043,464

Total other assets	2,528,528,241	2,587,755,098

Total assets	$3,282,566,022	$3,478,940,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$79,375,927	$104,440,157
Accrued expenses	30,217,125	32,554,598
Accrued interest payable	56,198,743	74,106,748
Deferred revenue and customer deposits	27,608,275	26,947,446
Current portion of long-term debt	5,500,000	5,500,000
Accrued dividends payable	10,770,620	8,604,061
Current portion of obligations under capital leases	341,523	782,000

Total current liabilities	210,012,213	252,935,010

OTHER LIABILITIES:
Long-term debt, net of current portion (Note 7)	2,366,660,520	2,409,684,567
Deferred tax liabilities	267,113,643	285,848,520
Senior Exchangeable Preferred Stock, net (Note 8)	236,584,280	253,259,775
Minority interest	5,711,728	6,393,902
Other non-current liabilities	5,906,344	6,915,203
Liabilities of discontinued operations (Note 3)	—	27,822,943
Commitments (Note 10)
SERIES F CONVERTIBLE PREFERRED STOCK	122,535,599	122,535,599
STOCKHOLDERS’ EQUITY:
Class A Common Stock, $.001 par value, 175,000,000 shares authorized and 120,081,762 and 119,997,356 issued at September 30, 2004 and December 31, 2003, respectively	120,082	119,998
Convertible Class B Common Stock, $.001 par value, 70,000,000 shares authorized and 19,418,021 shares issued at September 30, 2004 and December 31, 2003	19,418	19,418
Convertible Class C Common Stock, $.001 par value, 4,226 shares authorized and zero shares issued at September 30, 2004 and December 31, 2003	—	—
Convertible Class D Common Stock, $.001 par value, 33,000 shares authorized and zero shares issued at September 30, 2004 and December 31, 2003	—	—
Paid-in capital	1,205,562,528	1,205,138,956
Accumulated deficit	(1,103,715,111)	(1,057,788,169)
Less 5,709,353 common shares held in treasury, at cost at September 30, 2004 and December 31, 2003	(33,945,222)	(33,945,222)

Total stockholders’ equity	68,041,695	113,544,981

Total liabilities and stockholders’ equity	$3,282,566,022	$3,478,940,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Unaudited)		(Unaudited)
OPERATING REVENUE:
Service revenue	$198,740,372	$148,344,055	$569,728,005	$320,151,817
Roaming revenue	62,220,374	55,720,405	154,902,068	145,067,199
Equipment and other revenue	11,438,044	9,005,189	33,923,131	20,220,130

Total operating revenue	272,398,790	213,069,649	758,553,204	485,439,146

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	69,299,213	49,958,342	185,457,094	113,973,426
Cost of equipment	30,242,157	16,924,048	81,646,761	34,859,987
Marketing and selling	32,815,410	21,606,580	95,763,467	48,799,747
General and administrative	44,893,366	29,324,252	131,725,257	61,916,142
Depreciation and amortization	49,456,153	32,601,262	141,538,872	73,863,927

Total operating expenses	226,706,299	150,414,484	636,131,451	333,413,229

OPERATING INCOME	45,692,491	62,655,165	122,421,753	152,025,917

OTHER (EXPENSE) INCOME:
Interest expense	(54,455,959)	(37,868,356)	(161,476,501)	(85,190,611)
(Loss) gain from extinguishment of debt (Note 7)	—	(28,101,885)	5,738,861	(28,101,885)
Gain on redemption and repurchases of mandatorily redeemable preferred stock	1,410,045	—	6,478,563	—
Dividends on mandatorily redeemable preferred stock (Note 8)	(8,289,894)	(17,833,030)	(25,197,274)	(17,833,030)
Other income (expense), net	511,061	(2,313,329)	2,229,621	2,298,813

(LOSS) INCOME BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	(15,132,256)	(23,461,435)	(49,804,977)	23,199,204
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(1,511,761)	(1,845,855)	(3,514,163)	(5,250,675)

(LOSS) INCOME BEFORE INCOME TAXES	(16,644,017)	(25,307,290)	(53,319,140)	17,948,529
Income tax benefit (expense)	5,636,434	2,835,685	13,139,384	(13,595,874)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(11,007,583)	(22,471,605)	(40,179,756)	4,352,655
DISCONTINUED OPERATIONS: (Note 3)
Income from discontinued operations, net of income tax expense of $1,322,209 for the three months ended September 30, 2003, $271,327 for the nine months ended September 30, 2004, and $7,686,374 for the nine months ended September 30, 2003	—	2,157,291	442,692	12,540,927
Gain from sale of discontinued operations, net of income tax expense of $16,863,987	—	—	—	27,514,926

NET (LOSS) INCOME	(11,007,583)	(20,314,314)	(39,737,064)	44,408,508
Dividends on preferred stock	(2,472,965)	(878,172)	(6,189,878)	(41,421,044)
Gain on redemption and repurchases of preferred stock	—	—	—	218,310,109

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(13,480,548)	$(21,192,486)	$(45,926,942)	$221,297,573

BASIC NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE (Note 9)	$(0.10)	$(0.19)	$(0.34)	$2.28

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	133,790,430	110,558,140	133,763,531	97,059,585

DILUTED NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE (Note 9)	$(0.10)	$(0.19)	$(0.34)	$2.21

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	133,790,430	110,558,140	133,763,531	100,128,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2004

	Stockholders’ Equity

	Class A		Class B
	Common Stock		Common Stock				Treasury	Total
						Accumulated	Stock	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	at Cost	Equity

					(Unaudited)
DECEMBER 31, 2003	119,997,356	$119,998	19,418,021	$19,418	$1,205,138,956	$(1,057,788,169)	$(33,945,222)	$113,544,981
Net loss	—	—	—	—	—	(39,737,064)	—	(39,737,064)
Preferred stock dividends	—	—	—	—	—	(6,189,878)	—	(6,189,878)
Issuance of common stock	84,406	84	—	—	423,572	—	—	423,656

September 30, 2004	120,081,762	$120,082	19,418,021	$19,418	$1,205,562,528	$(1,103,715,111)	$(33,945,222)	$68,041,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2004	2003

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income from continuing operations	$(40,179,756)	$4,352,655
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities, net of effects of acquisitions —
Depreciation and amortization	141,538,872	73,863,927
Amortization of bond premium and financing costs	6,056,671	7,104,879
Deferred income taxes, net	(14,163,877)	5,178,006
Non-cash mandatorily redeemable preferred stock dividends	6,850,415	6,868,280
Gain on redemption and repurchases of mandatorily redeemable preferred stock	(6,478,563)	—
Non-cash portion of extinguishment of debt	1,100,189	28,101,885
Cash (used in) provided by operating activities of discontinued operations	(815,597)	35,402,108
Minority interests in income of subsidiaries	3,514,163	5,250,675
Other operating activities	200,585	235,003
Changes in current assets and liabilities —
Accounts receivable	2,324,961	1,318,848
Inventory	(3,844,398)	(8,933,853)
Prepaid expenses and other	(8,311,928)	(3,154,918)
Accounts payable	(25,064,230)	40,261,070
Accrued expenses	(23,138,638)	(9,041,109)
Deferred revenue and customer deposits	660,829	940,271

Net cash provided by operating activities	40,249,698	187,747,727

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(117,815,549)	(105,953,940)
Purchase of wireless licenses and properties	(29,969,630)	(50,000,000)
Purchase of wireless licenses for FCC Auction 35	—	(7,659,199)
Cash acquired through acquisition of American Cellular Corporation	—	35,819,121
Increase in receivable-affiliates	—	(9,348,693)
Receipt of funds held in escrow for contingencies on sold assets	11,354,020	7,094,075
Cash used in investing activities of discontinued operations	(140,234)	(4,133,595)
Cash received from exchange of assets	21,978,720	—
Other investing activities	221,127	14,278,716

Net cash used in investing activities	(114,371,546)	(119,903,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	40,000,000	1,550,000,000
Repayments and purchases of long-term debt	(83,890,000)	(1,596,668,073)
Preferred stock dividends paid	(3,676,068)	(10,844,252)
Issuance of common stock	—	887,587
Distributions to minority interest holders	(4,112,668)	(5,788,004)
Redemption and repurchases of exchangeable preferred stock	(17,375,750)	(36,592,475)
Purchase of treasury stock	—	(8,498,206)
Receipt of subscriptions receivable	—	9,966,357
Deferred financing costs	(1,801,653)	(32,117,373)
Other financing activities	230,156	(1,307,168)

Net cash used in financing activities	(70,625,983)	(130,961,607)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(144,747,831)	(63,117,395)
CASH AND CASH EQUIVALENTS, beginning of period	208,239,339	292,053,204

CASH AND CASH EQUIVALENTS, end of period	$63,491,508	$228,935,809

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest	$172,324,712	$81,130,748
Income taxes	$1,940,971	$3,226,255
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock dividend paid through the issuance of preferred stock (prior to implementation of SFAS 150)	$—	$30,285,000
Transfer of fixed assets to affiliates	$—	$227,453
Net property and equipment disposed through exchange of assets	$(11,956,946)	$8,436,363
Net wireless license acquisition costs disposed through exchange of assets	$(41,143,732)	$(50,462,667)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      The condensed consolidated balance sheet of Dobson Communications Corporation (“DCC”) and subsidiaries (collectively with DCC, the “Company”) as of September 30, 2004, the condensed consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003, the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2004, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, stockholder’s equity and cash flows for the periods presented.

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

      The Company accounts for its stock option plans under APB Opinion 25, “Accounting for Stock Issued to Employees,” under which no compensation cost is recognized. The following schedule shows the Company’s net (loss) income and net (loss) income per share for the three and nine months ended September 30, 2004 and 2003, had compensation expense been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation.” The pro forma information presented below is based on several assumptions and should not be viewed as indicative of the Company’s results in future periods.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

	($ in thousands, except for per share amounts)
Net (loss) income applicable to common stockholders:
As reported	$(13,481)	$(21,192)	$(45,927)	$221,298
Pro forma stock-based compensation, net of tax	(1,040)	(414)	(5,371)	(1,243)

Pro forma	$(14,521)	$(21,606)	$(51,298)	$220,055

Basic net (loss) income applicable to common stockholders per common share:
As reported	$(0.10)	$(0.19)	$(0.34)	$2.28
Pro forma	$(0.11)	$(0.20)	$(0.38)	$2.27

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

	($ in thousands, except for per share amounts)
Diluted net (loss) income applicable to common stockholders per common share:
As reported	$(0.10)	$(0.19)	$(0.34)	$2.21
Pro forma	$(0.11)	$(0.20)	$(0.38)	$2.20

3. Discontinued Operations

      On February 17, 2004, the Company transferred its ownership in Maryland 2 RSA wireless property in exchange for Cingular Wireless’ ownership in Michigan 5 RSA wireless property, $22.0 million in cash and its one-percent ownership interest in Texas 2 RSA and Oklahoma 5 and 7 RSAs. The Company holds a majority of the market share in each of these Michigan, Texas and Oklahoma wireless markets. The exchange resulted in a net loss of approximately 15,500 subscribers for the Company. The Company accounted for the exchange as a sale of Maryland 2 RSA and a purchase of Michigan 5 RSA. Therefore, the Michigan 5 RSA assets, liabilities and results of operations have only been included in the accompanying condensed consolidated financials from the date of acquisition. In addition, the Company’s condensed consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the Maryland 2 property as discontinued operations. The assets and liabilities of such operations have been classified as “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, on December 31, 2003 condensed consolidated balance sheets and consist of the following:

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

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The net income from the Maryland 2 property was classified on the condensed consolidated statement of operations as “Income from discontinued operations.” Summarized results of discontinued operations are as follows:

	For the Three	For the Three	For the Nine	For the Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

	($ in thousands)
Operating revenue	$—	$10,356	$3,556	$30,321
Income before income taxes	—	3,480	714	8,618
Income tax expense	—	(1,322)	(271)	(3,275)
Income from discontinued operations	—	2,158	443	5,343

      On June 17, 2003, the Company exchanged its two remaining wireless properties in California with AT&T Wireless in exchange for AT&T Wireless’ two wireless properties in Alaska, and all of the outstanding shares of the Company’s Series AA preferred stock that AT&T Wireless previously held, which the Company then cancelled. The cost of the acquired Alaska assets was $126.0 million. The Alaska assets, liabilities and results of operations have only been included in the accompanying condensed consolidated financials from the date of acquisition. In addition, the net income from the California properties were classified on the condensed consolidated statement of operations as “Income from discontinued operations.” Summarized results of discontinued operations are as follows:

	For the Three	For the Three	For the Nine	For the Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

	($ in thousands)
Operating revenue	$—	$—	$—	$31,964
Income before income taxes	—	—	—	11,610
Income tax expense	—	—	—	(4,412)
Income from discontinued operations	—	—	—	7,198

      The long-term debt of the Company is at the consolidated level and is not reflected by each individual market. Thus, the Company has allocated a portion of interest expense to the discontinued operations to properly reflect the interest that was incurred to finance the operations for these markets. Interest is allocated based on the percentage of market population. The interest expense allocated to these operations was $0.6 million for the three months ended September 30, 2003 and $4.2 million for the nine months ended September 30, 2003.

4.	Investment in Unconsolidated Joint Venture

      Through August 18, 2003, the Company owned a 50% interest in a joint venture that owned American Cellular Corporation (“American Cellular”). This investment was accounted for using the equity method of accounting. Beginning on June 30, 2002 and continuing through August 2003, American Cellular failed to comply with a financial covenant in its senior credit facility, which required that American Cellular not exceed a certain total debt leverage ratio. Due to factors and circumstances impacting American Cellular, American Cellular concluded that it was necessary to re-evaluate the carrying value of its goodwill and indefinite life intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Based on the re-evaluations, American Cellular concluded that there was an impairment of its goodwill at June 30, 2002 and December 31, 2002. As a result, American Cellular recognized an impairment loss totaling $377.0 million at

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2002, and an additional impairment loss of $423.9 million at December 31, 2002. After recognizing its 50% interest of the impairment loss at June 30, 2002, the Company’s investment in the joint venture was written down to zero. Therefore, American Cellular’s additional impairment loss of $423.9 million at December 31, 2002 did not impact the Company’s results of operations or financial condition. The Company did not guarantee any of American Cellular’s obligations.

      The following is a summary of the significant financial information for the joint venture and its subsidiary, American Cellular, for the three and nine months ended September 30, 2003:

	Period from	Period from
	July 1, 2003	January 1, 2003
	through	through
	August 18, 2003	August 18, 2003

	($ in thousands)
Operating revenue	$65,300	$288,727
Operating income	21,121	83,677
Income before extraordinary item	2,642	2,339
Extraordinary gain, net	131,009	131,009
Dividends on preferred stock	—	(2,545)
Net income applicable to members	133,651	130,803

5.	Business Combinations

      On August 8, 2003, American Cellular, a 50%-owned, indirect subsidiary of the Company, and ACC Escrow Corp., a newly formed, wholly owned, indirect subsidiary of the Company, completed the offering of $900 million aggregate principal amount of 10% Senior Notes due 2011. The senior notes were issued at par by ACC Escrow Corp. ACC Escrow Corp. was then merged into American Cellular as part of the American Cellular restructuring described below, and American Cellular assumed ACC Escrow Corp.’s obligations under these senior notes. The net proceeds from the offering were used to fully repay American Cellular’s existing bank credit facility and to pay expenses of the restructuring. DCC is not a guarantor of these senior notes. All material subsidiaries of American Cellular are the guarantors of these senior notes.

      On August 19, 2003, the Company and American Cellular completed an exchange offer for American Cellular’s existing 9.5% Senior Subordinated Notes due 2009 (the “old ACC notes”). This exchange offer resulted in the restructuring of American Cellular’s indebtedness and equity ownership. As part of the American Cellular restructuring, holders of $681.9 million of the $700.0 million principal amount of American Cellular’s outstanding notes tendered their notes for exchange. In exchange for the tendered notes, the tendering noteholders received from the Company 43.9 million shares of the Company’s Class A Common Stock, 681,900 shares of the Company’s Series F Convertible Preferred Stock with an aggregate liquidation preference of $121.8 million, convertible into a maximum of 13.9 million shares of the Company’s Class A Common Stock, and $48.7 million in cash. The Company also issued an additional 4,301 shares of its Series F Convertible Preferred Stock and 276,848 shares of its Class A Common Stock in payment of certain fees. Upon consummation of the restructuring, American Cellular became a wholly owned subsidiary of the Company. Therefore, American Cellular’s assets, liabilities and results of operations have been included in the accompanying condensed consolidated financials from the date of acquisition.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The calculation of the purchase price of American Cellular (including fees paid in conjunction with the restructuring of American Cellular) and the allocation of the acquired assets and assumed liabilities for American Cellular are as follows:

(In millions, except
share price)

Calculation and allocation of purchase price:
Shares of DCC common stock issued	44.2
Market price of DCC common stock	$6.84

Fair value of common stock issued	$302.0
Plus fair value of DCC convertible preferred stock issued	122.5
Plus cash paid to American Cellular noteholders	50.0

Total purchase price	474.5
Plus fair value of liabilities assumed by DCC:
Current liabilities	73.7
Long-term debt	912.6
Other non-current liabilities	1.8
Deferred income taxes	168.0

Total purchase price plus liabilities assumed	$1,630.6

Fair value of assets acquired by DCC:
Current assets	$104.8
Property, plant and equipment	186.5
Wireless licenses	669.2
Customer lists	80.0
Deferred financing costs	18.8
Other non-current assets	0.6
Goodwill (non-deductible for income taxes)	570.7

Total fair value of assets acquired	$1,630.6

      As a result of the Company paying $474.5 million in common stock, preferred stock and cash, and assuming American Cellular’s liabilities totaling $1,156.1 million, the fair market value of the assets acquired by the Company was established at $1,630.6 million. The fair value of the 44.2 million shares of common stock was determined based on the average market price of the Company’s common stock over the two-day period before and after the terms of the acquisition were agreed to and announced. The preferred stock was valued at its negotiated price.

      To determine the purchase price allocation and the resulting recognition of goodwill, the Company analyzed all of the assets acquired. The Company reviewed the prior carrying value of the current assets and the property, plant and equipment and determined that the carrying value approximated the fair market value. In the Company’s review of the Wireless licenses and Customer lists the Company determined that the fair values exceeded the prior carrying values and adjusted them accordingly. The Company completed the valuation of the Wireless licenses during the fourth quarter of 2003, resulting in an increase of $100 million to American’s Wireless licenses. As for the Customer lists, the Company reviewed American’s customer base and considered several factors, including the cost of acquiring customers, the average length of contracts with these customers and the average revenue that they could provide, and increased the value by $65.6 million to

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$80.0 million for American’s customer base. Finally, the deferred financing costs represent the costs associated with financing and acquisition of American Cellular and issuing American’s new 10% senior notes.

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

      On June 17, 2003, the Company exchanged its two remaining wireless properties in California with AT&T Wireless in exchange for AT&T Wireless’ two wireless properties in Alaska, and all of the outstanding shares of the Company’s Series AA preferred stock that AT&T Wireless previously held, as described above in Note 3.

      On February 17, 2004, the Company transferred its ownership in Maryland 2 RSA wireless property in exchange for Cingular Wireless’ ownership in Michigan 5 RSA. See Note 3 above.

      On June 15, 2004, the Company acquired certain assets, principally PCS licenses and an existing GSM network, of NPI-Omnipoint Wireless, LLC, or NPI, for approximately $29.4 million.

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

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

	($ in thousands, except per share data)

	(Unaudited)
Operating revenue	$272,399	$290,024	$770,950	$851,180
(Loss) income from continuing operations	(11,008)	(18,838)	(41,084)	19,380
Net (loss) income	(11,008)	(16,681)	(40,641)	59,436
Net (loss) income applicable to common stockholders	(13,481)	(17,559)	(46,831)	233,779
Net (loss) income applicable to common stockholders per common share	(0.10)	(0.16)	(0.35)	2.41

      In September 2004, the Company entered into an agreement to acquire the Michigan wireless assets of RFB Cellular, Inc. (“RFB”) and certain affiliates for $26 million. The Company is purchasing these assets in an auction being conducted under Section 363 of the U.S. bankruptcy code. The auction is scheduled for December 14, 2004 and other bidders could submit higher bids, in which case the bankruptcy court could terminate the Company’s agreement unless it submitted a superior bid. The acquisition is subject to bankruptcy court approval, scheduled for hearing on December 16, 2004. In addition, assignment of certain assets will require Federal Communications Commission (“FCC”) approval, although the Company has entered into a spectrum manager lease that will allow it to lease the RFB spectrum following the closing of the acquisition pending the FCC’s decision.

      The Company currently provides service in most of the northern part of Michigan, including the upper peninsula. The RFB acquisition will allow the Company to expand its existing service area to cover the entire northern part of the state, and will allow the Company to market its service under the CELLULARONE® brand throughout that market. RFB currently serves markets in Michigan Rural Service Areas 2 and 4, covering a total population of approximately 256,000. RFB operates both Code Division Multiple Access, or CDMA, and analog technologies on 850 MHz cellular licenses in these markets. Excluding overlap with markets already served by the Company, the RFB assets would add 176,000 incremental covered population to its service areas in northern Michigan. If the Company completes the purchase of the RFB assets, it intends to deploy GSM/ GPRS/ EDGE technology over RFB’s existing footprint.

      The acquisition would also include RFB’s 1900 MHz PCS licenses covering a population of 1.3 million that provide an additional 10 MHz of spectrum in the Traverse City, Petoskey, Saginaw/ Bay City, Mt. Pleasant, Alpena, Escanaba and Sault Ste. Marie basic trading areas.

6.	Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials and overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense for the nine months ended September 30,

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004 and 2003 totaled $123.0 million and $61.3 million, respectively. Listed below are the gross property, plant and equipment amounts and the related accumulated depreciation for the periods described.

	September 30,	December 31,
	2004	2003

	($ in thousands)
Gross property, plant and equipment	$951,061	$819,464
Accumulated depreciation	(404,559)	(282,830)

Property, plant and equipment, net	$546,502	$536,634

7.	Long-Term Debt

      The Company’s long-term debt consisted of the following:

	September 30,	December 31,
	2004	2003

	($ in thousands)
Credit facilities	$565,500	$548,625
Dobson/ Sygnet Senior Notes	—	5,245
10.875% DCC Senior Notes, net of discount	298,624	298,443
8.875% DCC Senior Notes	594,500	650,000
10% American Cellular Senior Notes	900,000	900,000
Other notes payable, net	13,537	12,871

Total debt	2,372,161	2,415,184
Less — Current maturities	5,500	5,500

Total long-term debt	$2,366,661	$2,409,684

      On May 7, 2004, certain financial covenants in Dobson Cellular Systems, Inc.’s, or DCS’, credit facility were amended in a manner that is expected to increase the Company’s operating flexibility under the credit facility. Distributions of excess cash flow by DCS to DCC will be restricted unless DCC’s leverage ratio is less than certain levels as specified in the amendment to the credit facility. Subsequent to September 30, 2004, DCS issued $825.0 million of senior secured notes. A portion of the proceeds from this offering was used to repay all outstanding borrowings under the DCS credit facility. In connection with the offering, DCS amended its credit agreement to, among other things, permit additional leverage under certain of the leverage ratios, eliminate the term loan portion of the facility, amend the revolving portion of the facility to provide for maximum borrowing of $75.0 million and shorten the maturity of the credit facility to October 23, 2008.

      In addition, the $825.0 million aggregate principal amount of Notes, consisted of $250.0 million of 8.375% Fixed Rate Notes due 2011, $250.0 million Floating Rate Notes due 2011, and $325.0 million of 9.875% Notes due 2012. The Floating Rate Notes due 2011 will bear interest at a rate equal to three-month LIBOR plus 4.75%. The 2011 Notes will mature on November 1, 2011, and the 2012 Notes will mature on November 1, 2012. A portion of the proceeds from this offering will be used to pay off $175.8 million of DCC Senior Notes. The Company expects to recognize a gain of $29.3 million, net of tax, on the repurchase of the DCC Senior Notes.

Dobson/ Sygnet Senior Notes

      The Company’s former subsidiary, Dobson/ Sygnet Communications Company, or Dobson/ Sygnet, had outstanding $200.0 million aggregate principal amount of senior notes. On September 30, 2002, the Company purchased $11.5 million principal amount of these senior notes for $8.9 million and the Company recognized a gain from extinguishment of debt of $2.2 million after the write off of related deferred financing costs. On October 24, 2003, the Company purchased an additional $183.3 million principal amount of these senior notes

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for $205.5 million and the Company recognized a loss from extinguishment of debt of $20.3 million due to the premium paid and the write off of related deferred financing costs. On a consolidated basis at December 31, 2003, the outstanding Dobson/ Sygnet senior notes had an outstanding principal balance totaling $5.2 million. During the nine months ended September 30, 2004, the Company redeemed the remaining $5.2 million of these senior notes and the Company recognized a loss from extinguishment of debt of $0.3 million due to the premium paid and the write off of related deferred financing costs. Dobson/ Sygnet was merged into the Company’s wholly owned subsidiary, DCS, on October 23, 2003.

DCC Senior Notes

      On September 26, 2003, the Company completed its offering of $650.0 million aggregate principal amount of 8.875% Senior Notes due 2013. The net proceeds from the offering, together with borrowings under a new $700.0 million credit facility that was obtained by the Company’s wholly owned subsidiary, DCS, in October 2003, were used to refinance and replace the existing credit facilities of the Company’s subsidiaries, to fund the repurchase of $183.3 million principal amount of Dobson/ Sygnet’s Senior Notes, to fund the repurchase of 246,967 shares of the Company’s 12.25% Senior Exchangeable Preferred Stock having an aggregate liquidation preference of $248.3 million, and for general corporate purposes. American Cellular is an unrestricted subsidiary for purposes of the Company’s 8.875% Senior Notes. The 8.875% Senior Notes contain restrictive covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or distributions on equity, purchase or redeem junior securities and make certain investments, place restrictions on distributions and other payments from restricted subsidiaries, sell assets, create or incur liens, merge or consolidate with or transfer substantial assets to another entity, engage in transactions with affiliates or engage in any business other than permitted businesses. During the first quarter of 2004, the Company purchased $55.5 million principal amount of its 8.875% Senior Notes for the purchase price of $48.3 million, excluding accrued interest. The Company’s first quarter 2004 gain from extinguishment of debt related to these senior notes. This gain was $6.1 million, net of deferred financing costs. Subsequent to September 30, 2004, a portion of the proceeds from the offering by DCS of $825.0 million of senior secured notes were used to repurchase approximately $174.8 million principal amount of the Company’s 8.875% Senior Notes and approximately $1.0 million principal amount of its 10.875% Senior Notes.

Interest Rate Hedges

      The Company pays interest on its bank credit facilities based on a variable factor, such as LIBOR or prime rate. In addition, $250.0 million of the senior secured notes issued by DCS subsequent to September 30, 2004, bear interest at a variable rate based on LIBOR. The Company will from time-to-time enter into derivative contracts to reduce exposure against rising interest rates. The Company is not currently a party to any derivative contracts.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Redeemable Preferred Stock

      As of September 30, 2004 and December 31, 2003, the Company’s authorized and outstanding preferred stock was as follows:

	Number of	Number of	Number of					Other
	Shares	Shares	Shares					Features,
	Authorized	Outstanding at	Outstanding at			Liquidation	Mandatory	Rights,
	at September 30,	September 30,	December 31,	Par Value		Preference	Redemption	Preferences
Class	2004	2004	2003	Per Share	Dividends	Per Share	Date	and Powers

Senior Exchangeable	46,181	46,181	60,997	$1.00	12.25% Cumulative	$1,000	Jan. 15, 2008	Non-voting
Senior Exchangeable	394,297	192,898	196,003	$1.00	13% Cumulative	$1,000	May 1, 2009	Non-voting
Class E	40,000	—	—	$1.00	15% Cumulative	$1,131.92	Dec. 23, 2010	Non-voting
Series F	1,900,000	686,201	686,201	$1.00	7% Cumulative	$178.571	Aug. 18, 2016	Non-voting
Other	3,619,522	—	—	$1.00	—	—	—	—

	6,000,000	925,280	943,201

      The Company recorded preferred stock dividends of $31.4 million for the nine months ended September 30, 2004, consisting of $5.3 million of dividends on its 12.25% Senior Exchangeable Preferred Stock, $19.9 million of dividends on its 13% Senior Exchangeable Preferred Stock, and $6.2 million of dividends on its Series F Convertible Preferred Stock. In accordance with SFAS No. 150, which was required to be adopted July 1, 2003, dividends related to the Company’s 12.25% and 13% mandatorily redeemable preferred stocks are included in net (loss) income. Therefore, $25.2 million of the $31.4 million preferred stock dividends are recorded in net (loss) income on the income statement as a financing expense, entitled “dividends on mandatorily redeemable preferred stock,” for the nine months ended September 30, 2004.

      During the nine months ended September 30, 2004, the Company repurchased a total of 14,816 shares of its 12.25% Senior Exchangeable Preferred Stock and 9,475 shares of its 13% Senior Exchangeable Preferred Stock. The preferred stock repurchases totaled 24,291 shares for $17.4 million. These repurchases resulted in a gain on redemption and repurchases of preferred stock totaling $6.5 million. The gain from redemption and repurchases of preferred stock has been included in the Company’s loss from continuing operations. All repurchased shares of 12.25% Senior Exchangeable Preferred Stock and 13% Senior Exchangeable Preferred Stock have been canceled.

      During the nine months ended September 30, 2003, the Company repurchased a total of 32,707 shares of its 12.25% Senior Exchangeable Preferred Stock and 27,500 shares of its 13% Senior Exchangeable Preferred Stock. The preferred stock repurchases totaled 60,207 shares for $36.6 million, all of which were canceled by March 31, 2003. These repurchases resulted in a gain on redemption and repurchases of preferred stock totaling $23.6 million. The gain from redemption and repurchases of preferred stock has been included in net (loss) income applicable to common stockholders.

9.	Earnings Per Share

      SFAS No. 128, “Earnings Per Share,” requires two presentations of earnings per share — “basic” and “diluted.” Basic (loss) income per share is computed by dividing (loss) income available to shareholders (the numerator) by the weighted-average number of shares (the denominator) for the period. The computation of diluted (loss) income per share is similar to basic (loss) income per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive shares had been issued. Dilutive shares represent the amount of additional shares that would be required to be issued if all the options and convertible preferred stock that are “in the money” were exercised or converted. Shares that are potentially dilutive are Company granted stock options, totaling 9.6 million shares, and shares of the Company’s Series F Convertible Preferred Stock, which are convertible into 14.0 million shares of the

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s Class A Common Stock. The table below sets forth the detailed computation of the Company’s basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	($ in thousands, except per share data)
	(Unaudited)
Net (loss) income applicable to common stockholders	$(13,481)	$(21,192)	$(45,927)	$221,298
Basic net (loss) income applicable to common stockholders per common share:
Continuing operations:
(Loss) income from continuing operations	$(0.08)	$(0.20)	$(0.30)	$0.05
Dividends on and repurchases of preferred stock	(0.02)	(0.01)	(0.04)	1.82
Discontinued operations	—	0.02	—	0.41

Basic net (loss) income applicable to common stockholders per common share	$(0.10)	$(0.19)	$(0.34)	$2.28

Basic weighted average common shares outstanding	133,790,430	110,558,140	133,763,531	97,059,585
Diluted net (loss) income applicable to common stockholders per common share:
Continuing operations:
(Loss) income from continuing operations	$(0.08)	$(0.20)	$(0.30)	$0.04
Dividends on and repurchases of preferred stock	(0.02)	(0.01)	(0.04)	1.77
Discontinued operations	—	0.02	—	0.40

Diluted net (loss) income applicable to common stockholders per common share	$(0.10)	$(0.19)	$(0.34)	$2.21

Diluted weighted average common shares outstanding	133,790,430	110,558,140	133,763,531	100,128,791

10.	Commitments and Contingencies

Commitments

      The Company is obligated under a purchase and license agreement with Nortel Networks Corp. to purchase approximately $90 million of GSM/ GPRS/ EDGE related products and services prior to June 9, 2007. If the Company fails to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 20% of the portion of the $90 million commitment that remains unfulfilled. As of October 15, 2004, $19.8 million of this commitment has been fulfilled.

Contingencies

      Beginning on October 22, 2004, securities class action lawsuits were filed against the Company and certain of its officers and/or directors in the United States District Court for the Western District of Oklahoma, alleging violations of the federal securities laws and seeking unspecified damages, purportedly on

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

behalf of a class of purchasers of the Company’s publicly traded securities in the period between May 19, 2003 and August 9, 2004. In particular, the lawsuits allege that the Company concealed significant decreases in revenues and failed to disclose certain facts about its business, including that the Company’s rate of growth in roaming minutes was substantially declining, and that it had experienced negative growth in October 2003; that AT&T, the Company’s largest roaming customer, had notified the Company that it wanted to dispose of its equity interest in the Company that it had held since the Company’s initial public offering, significantly decreasing their interest in purchasing roaming capacity from the Company; that Bank of America intended to dispose of its substantial equity interest in the Company as soon as AT&T disposed of its equity interest in the Company; that the Company had been missing sales quotas and losing market share throughout the relevant period; and that the Company lacked the internal controls required to report meaningful financial results. In addition, the lawsuits allege that the Company issued various positive statements concerning the Company’s financial prospects and the continued growth in its roaming minutes, and that those statements were false and misleading. The Company intends to vigorously defend itself against these claims.

      The Company is in continuing discussions with the SEC regarding an informal inquiry regarding the timing of its disclosure that a controlling interest in Dobson Communications was pledged to secure a loan to Dobson CC Limited Partnership. The Company initially disclosed the pledge in September 2001, which it believes was timely. The loan and pledge that are the subject of this inquiry no longer exist.

      The Company is party to various other legal actions arising in the normal course of business. None of these actions are believed by management to involve amounts that will be material to the Company’s consolidated financial position, results of operation, or liquidity.

11.	Reclassifications

      Certain items have been reclassified in the 2003 condensed consolidated financial statements to conform to the current presentation.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Supplemental Condensed Consolidating Financial Information

      Set forth below is supplemental condensed consolidating financial information as required by DCC’s indenture for its 8.875% Senior Notes due 2013, and by the DCS credit facility. Included are the condensed consolidating Balance Sheet, Statement of Operations and Statement of Cash Flows of Dobson Communications Corporation as of September 30, 2004, and for the nine months ended September 30, 2004 and 2003. Neither DCS, American Cellular, DCC PCS nor any of their subsidiaries guaranty any of DCC’s outstanding debt. DCC, DCS and its subsidiaries do not guaranty any of American Cellular’s outstanding debt.

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2004

		American	DCC
	DCS	Cellular	PCS	Parent	Eliminations	Consolidated

	($ in thousands)
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,534	$7,167	$38,598	$7,193	$—	$63,492
Accounts receivable	62,340	32,903	—	—	—	95,243
Inventory	11,067	5,276	—	—	—	16,343
Prepaid expenses and other	23,783	8,660	15	—	—	32,458

Total current assets	107,724	54,006	38,613	7,193	—	207,536

PROPERTY, PLANT AND EQUIPMENT, net	356,945	189,557	—	—	—	546,502

OTHER ASSETS:
Net intercompany (payable) receivable	(27,900)	5,807	12,611	901,986	(892,504)	—
Restricted assets	4,467	—	—	—	—	4,467
Wireless license acquisition costs	1,091,218	669,169	9,676	4,412	—	1,774,475
Goodwill	39,151	570,708	—	1,142	—	611,001
Deferred financing costs, net	14,295	16,356	—	16,225	—	46,876
Other intangibles, net	24,333	63,253	—	—	—	87,586
Other non-current assets	3,416	697	—	1,624,383	(1,624,373)	4,123

Total other assets	1,148,980	1,325,990	22,287	2,548,148	(2,516,877)	2,528,528

Total assets	$1,613,649	$1,569,553	$60,900	$2,555,341	$(2,516,877)	$3,282,566

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$67,648	$11,728	$—	$—	$—	$79,376
Accrued expenses	17,378	12,885	—	(46)	—	30,217
Accrued interest payable	2,086	19,300	—	34,813	—	56,199
Deferred revenue and customer deposits	15,108	12,500	—	—	—	27,608
Current portion of long-term debt	5,500	—	—	—	—	5,500
Accrued dividends payable	—	—	—	10,771	—	10,771
Current portion of obligations under capital leases	341	—	—	—	—	341

Total current liabilities	108,061	56,413	—	45,538	—	210,012

OTHER LIABILITIES:
Long-term debt, net of current portion	1,452,504	913,537	—	893,124	(892,504)	2,366,661
Deferred tax liabilities	136,707	156,642	590	424,782	(451,608)	267,113
Senior Exchangeable Preferred Stock, net	—	—	—	236,584	—	236,584
Other non-current liabilities	5,712	5,906	—	—	—	11,618
SERIES F CONVERTIBLE PREFERRED STOCK	—	—	—	122,536	—	122,536
STOCKHOLDERS’ (DEFICIT) EQUITY:
Total stockholders’ (deficit) equity	(89,335)	437,055	60,310	832,777	(1,172,765)	68,042

Total liabilities and stockholders’ (deficit) equity	$1,613,649	$1,569,553	$60,900	$2,555,341	$(2,516,877)	$3,282,566

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2004

		American	DCC
	DCS	Cellular	PCS	Parent	Eliminations	Consolidated

	($ in thousands)
	(Unaudited)
OPERATING REVENUE:
Service revenue	$328,519	$241,209	$—	$—	$—	$569,728
Roaming revenue	88,863	66,039	—	—	—	154,902
Equipment and other revenue	25,074	14,062	—	—	(5,213)	33,923

Total operating revenue	442,456	321,310	—	—	(5,213)	758,553

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	113,606	72,392	—	—	(541)	185,457
Cost of equipment	47,113	34,534	—	—	—	81,647
Marketing and selling	52,957	42,806	—	—	—	95,763
General and administrative	70,717	65,665	15	—	(4,672)	131,725
Depreciation and amortization	79,508	62,031	—	—	—	141,539

Total operating expenses	363,901	277,428	15	—	(5,213)	636,131

OPERATING INCOME (LOSS)	78,555	43,882	(15)	—	—	122,422

OTHER (EXPENSE) INCOME:
Interest expense	(68,131)	(71,339)	(1,137)	(66,806)	45,936	(161,477)
(Loss) gain from extinguishment of debt	(349)	—	—	6,088	—	5,739
Gain on redemption and repurchases of mandatorily redeemable preferred stock	—	—	—	6,478	—	6,478
Dividends on mandatorily redeemable preferred stock	—	—	—	(25,197)	—	(25,197)
Other income (expense), net	4,686	(1,969)	508	44,941	(45,936)	2,230

INCOME (LOSS) BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	14,761	(29,426)	(644)	(34,496)	—	(49,805)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(3,514)	—	—	—	—	(3,514)

INCOME (LOSS) BEFORE INCOME TAXES	11,247	(29,426)	(644)	(34,496)	—	(53,319)
Income tax (expense) benefit	(4,274)	11,182	245	5,986	—	13,139

INCOME (LOSS) FROM CONTINUING OPERATIONS	6,973	(18,244)	(399)	(28,510)	—	(40,180)
Income from discontinued operations, net of income tax expense	443	—	—	—	—	443

NET INCOME (LOSS)	7,416	(18,244)	(399)	(28,510)	—	(39,737)
Dividends on preferred stock	—	—	—	(6,190)	—	(6,190)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$7,416	$(18,244)	$(399)	$(34,700)	$—	$(45,927)

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2003

		American	DCC
	DCS	Cellular	PCS	Parent	Eliminations	Consolidated

	($ in thousands)
	(Unaudited)
OPERATING REVENUE:
Service revenue	$281,522	$38,630	$—	$—	$—	$320,152
Roaming revenue	130,529	14,538	—	—	—	145,067
Equipment and other revenue	18,964	1,994	—	—	(738)	20,220

Total operating revenue	431,015	55,162	—	—	(738)	485,439

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	102,550	11,612	—	—	(189)	113,973
Cost of equipment	30,360	4,500	—	—	—	34,860
Marketing and selling	42,247	6,553	—	—	—	48,800
General and administrative	53,578	8,872	15	—	(549)	61,916
Depreciation and amortization	65,003	8,861	—	—	—	73,864

Total operating expenses	293,738	40,398	15	—	(738)	333,413

OPERATING INCOME (LOSS)	137,277	14,764	(15)	—	—	152,026

OTHER (EXPENSE) INCOME:
Interest expense	(46,033)	(13,849)	(3,412)	(26,231)	4,335	(85,190)
Loss from extinguishment of debt	(28,102)	—	—	—	—	(28,102)
Dividends on mandatorily redeemable preferred stock	—	—	—	(17,833)	—	(17,833)
Other income (expense), net	2,470	143	1,073	34,948	(36,335)	2,299

INCOME (LOSS) BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	65,612	1,058	(2,354)	(9,116)	(32,000)	23,200
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(5,251)	—	—	—	—	(5,251)

INCOME (LOSS) BEFORE INCOME TAXES	60,361	1,058	(2,354)	(9,116)	(32,000)	17,949
Income tax (expense) benefit	(22,937)	(402)	894	(3,311)	12,160	(13,596)

INCOME (LOSS) FROM CONTINUING OPERATIONS	37,424	656	(1,460)	(12,427)	(19,840)	4,353
Income from discontinued operations, net of income tax expense	12,541	—	—	—	—	12,541
Gain from discontinued operations, net of income tax expense	27,515	—	—	—	—	27,515

NET INCOME (LOSS)	77,480	656	(1,460)	(12,427)	(19,840)	44,409
Dividends on preferred stock	—	—	—	(41,421)	—	(41,421)
Gain on redemption and repurchases of preferred stock	—	—	—	218,310	—	218,310

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$77,480	$656	$(1,460)	$164,462	$(19,840)	$221,298

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2004

		American
	DCS	Cellular	DCC PCS	Parent	Eliminations	Consolidated

	($ in thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$6,973	$(18,244)	$(399)	$(28,510)	$—	$(40,180)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities, net of effects of acquisitions —
Depreciation and amortization	79,508	62,031	—	—	—	141,539
Amortization of bond premium and financing costs	1,805	2,455	—	1,797	—	6,057
Deferred income taxes, net	3,683	(11,616)	(245)	(5,986)	—	(14,164)
Non-cash mandatorily redeemable preferred stock dividends	—	—	—	6,850	—	6,850
Gain on redemption and repurchases of mandatorily redeemable preferred stock	—	—	—	(6,478)	—	(6,478)
Non-cash portion of extinguishment of debt	7	—	—	1,093	—	1,100
Cash used in operating activities of discontinued operations	(815)	—	—	—	—	(815)
Minority interests in income of subsidiaries	3,514	—	—	—	—	3,514
Other operating activities	176	24	—	—	—	200
Changes in current assets and liabilities —
Accounts receivable	(187)	2,512	—	—	—	2,325
Inventory	(2,319)	(1,525)	—	—	—	(3,844)
Prepaid expenses and other	(7,041)	(1,266)	(5)	—	—	(8,312)
Accounts payable	(18,858)	(6,206)	—	—	—	(25,064)
Accrued expenses	(6,614)	(19,327)	(14,163)	16,965	—	(23,139)
Deferred revenue and customer deposits	695	(27)	—	(7)	—	661

Net cash provided by (used in) operating activities	60,527	8,811	(14,812)	(14,276)	—	40,250

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(83,364)	(34,451)	—	—	—	(117,815)
Purchase of wireless licenses and properties	(29,970)	—	—	—	—	(29,970)
Receipt of funds held in escrow for contingencies on sold assets	7,185	4,169	—	—	—	11,354
Cash received from exchange of assets	21,978	—	—	—	—	21,978
(Increase) decrease in receivable-affiliates	(29,066)	1,264	(72,391)	100,193	—	—
Other investing activities	138	(50)	—	(6)	—	82

Net cash (used in) provided by investing activities	(113,099)	(29,068)	(72,391)	100,187	—	(114,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	40,000	—	—	—	—	40,000
Repayments and purchases of long-term debt	(28,370)	—	—	(55,520)	—	(83,890)
Preferred stock dividends paid	—	—	—	(3,676)	—	(3,676)
Distributions to minority interest holders	(4,113)	—	—	—	—	(4,113)
Capital contribution from parent	—	—	65,300	(65,300)	—	—
Redemption and repurchases of exchangeable preferred stock	—	—	—	(17,376)	—	(17,376)
Investment in subsidiary	(2,300)	—	—	2,300	—	—
Other financing activities	(1,498)	(81)	—	8	—	(1,571)

Net cash provided by (used in) financing activities	3,719	(81)	65,300	(139,564)	—	(70,626)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(48,853)	(20,338)	(21,903)	(53,653)	—	(144,747)
CASH AND CASH EQUIVALENTS, beginning of period	59,387	27,505	60,501	60,846	—	208,239

CASH AND CASH EQUIVALENTS, end of period	$10,534	$7,167	$38,598	$7,193	$—	$63,492

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2003

		American
	DCS	Cellular	DCC PCS	Parent	Eliminations	Consolidated

	($ in thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$37,424	$656	$(1,460)	$(12,427)	$(19,840)	$4,353
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities, net of effects of acquisitions —
Depreciation and amortization	65,002	8,862	—	—	—	73,864
Amortization of bond premium and financing costs	6,673	269	—	163	—	7,105
Deferred income taxes, net	17,965	201	(894)	(24,254)	12,160	5,178
Non-cash mandatorily redeemable preferred stock dividends	—	—	—	6,868	—	6,868
Non-cash portion of extinguishment of debt	28,102	—	—	—	—	28,102
Cash provided by operating activities of discontinued operations	35,402	—	—	—	—	35,402
Minority interests in income of subsidiaries	5,251	—	—	—	—	5,251
Other operating activities	235	—	—	—	—	235
Changes in current assets and liabilities —
Accounts receivable	(2,275)	3,594	—	—	—	1,319
Inventory	(9,035)	101	—	—	—	(8,934)
Prepaid expenses and other	(2,015)	(1,135)	(5)	—	—	(3,155)
Accounts payable	13,969	26,292	—	—	—	40,261
Accrued expenses	(553)	(650)	3,412	(11,250)	—	(9,041)
Deferred revenue and customer deposits	640	300	—	—	—	940

Net cash provided by (used in) operating activities	196,785	38,490	1,053	(40,900)	(7,680)	187,748

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(77,111)	(28,843)	—	—	—	(105,954)
Purchase of wireless licenses and properties	(123)	141	(7,659)	(42,359)	—	(50,000)
Purchase of wireless licenses for FCC Auction 35	(7,659)	—	—	—	—	(7,659)
Cash acquired through acquisition of American Cellular Corporation	—	35,819	—	—	—	35,819
(Increase) decrease in receivable-affiliates	16,955	(11,010)	(85,902)	62,928	7,680	(9,349)
Receipt of funds held in escrow for contingencies on sold assets	7,094	—	—	—	—	7,094
Cash used in investing activities of discontinued operations	(4,134)	—	—	—	—	(4,134)
Other investing activities	7,817	—	(112)	6,574	—	14,279

Net cash (used in) provided by investing activities	(57,161)	(3,893)	(93,673)	27,143	7,680	(119,904)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	900,000	—	650,000	—	1,550,000
Repayments and purchases of long-term debt	(732,374)	(864,294)	—	—	—	(1,596,668)
Preferred stock dividends paid	—	—	—	(10,844)	—	(10,844)
Issuance of common stock	—	—	—	888	—	888
Distributions to minority interest holders	(5,788)	—	—	—	—	(5,788)
Redemption and repurchases of exchangeable preferred stock	—	—	—	(36,593)	—	(36,593)
Purchase of treasury stock	—	—	—	(8,498)	—	(8,498)
Receipt of subscriptions receivable	—	—	—	9,966	—	9,966
Deferred financing costs	3,281	(20,651)	—	(14,747)	—	(32,117)
Capital contribution from parent	527,000	—	—	(527,000)	—	—
Other financing activities	(554)	—	—	(753)	—	(1,307)

Net cash (used in) provided by financing activities	(208,435)	15,055	—	62,419	—	(130,961)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(68,811)	49,652	(92,620)	48,662	—	(63,117)
CASH AND CASH EQUIVALENTS, beginning of period	111,228	—	152,938	27,887	—	292,053

CASH AND CASH EQUIVALENTS, end of period	$42,417	$49,652	$60,318	$76,549	$—	$228,936

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Subsequent Events

      On November 8, 2004, the Company’s wholly owned subsidiary DCS closed the offering of $825.0 million aggregate principal amount of Notes, consisting of $250.0 million of 8.375% First Priority Senior Secured Notes due 2011, $250.0 million of First Priority Senior Secured Floating Rate Notes due 2011 and $325.0 million of 9.875% Second Priority Senior Secured Notes due 2012. The First Priority Senior Secured Floating Rate Notes due 2011 bear interest at a rate per annum, reset quarterly, equal to three-month LIBOR plus 4.75%. The notes are guaranteed on a senior basis by the Company, Dobson Operating Co., LLC, or DOC LLC, and DCS’ wholly owned subsidiaries, and the notes and guarantees are secured by liens on the capital stock of DOC and DCS and on substantially all of the assets of DOC, DCS and DCS’ subsidiaries that guarantee the notes, other than excluded assets (as defined in the indentures for the notes).

      A portion of the proceeds from the offering were used to repay all amounts outstanding under DCS’ senior secured credit facility and to repurchase $175.8 million of the Company’s outstanding debt securities. The remaining proceeds will be used for general corporate purposes, including the funding of the planned acquisition of RFB Cellular, Inc. As part of the refinancing, DCS amended its existing credit facility to, among other things, eliminate the term loan portion and amend the revolving portion to provide for maximum borrowing of $75.0 million.

      DCS may redeem the fixed rate notes beginning November 1, 2008 and the floating rate notes beginning November 1, 2006, in each case at the redemption prices specified in the indentures for the notes. In addition, the fixed rate notes may be redeemed prior to November 1, 2008 at 100% of the principal amount plus a make-whole premium.

      The indentures for the notes include restrictive covenants that limit the ability of DCS and its restricted subsidiaries to, among other things, incur indebtedness, incur or assume liens, pay dividends or make other restricted payments, impose dividend or other payment restrictions affecting DCS’ restricted subsidiaries, issue and sell capital stock of DCS’ restricted subsidiaries, issue certain capital stock, issue guarantees of indebtedness, enter into transactions with affiliates, sell assets, engage in any business other than a permitted business, enter into sale and leaseback transactions, and merge or consolidate with or transfer substantial assets to another entity.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis presents factors that we believe are relevant to an assessment and understanding of our condensed consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our condensed consolidated financial statements and the related notes.

OVERVIEW

      Dobson Communications. We are one of the largest providers of rural and suburban wireless communications systems in the United States. We began providing wireless telephone services in 1990 in Oklahoma and the Texas Panhandle. We have expanded our wireless operations with an acquisition strategy targeting underserved rural and suburban areas, which we believe have a significant number of potential customers with substantial needs for wireless communications.

      On October 23, 2003, we merged our indirect, wholly owned subsidiaries, Dobson/ Sygnet Communications Company, Sygnet Wireless, Inc., and Sygnet Communications, Inc. with and into our wholly owned subsidiary, DCS. As a result of these mergers, and the acquisition and restructuring of American Cellular, our operations are encompassed in our two primary subsidiaries, DCS and American Cellular. American Cellular does not guarantee any debt or other obligations of DCS or us, and DCS and we do not guarantee any debt or other obligations of American Cellular.

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

      On August 19, 2003, we completed the restructuring of American Cellular’s indebtedness and equity ownership. Pursuant to this restructuring, we completed an exchange offer for American Cellular’s then outstanding 9.5% Senior Subordinated Notes due 2009 (the “the old ACC notes”). Holders of $681.9 million of the old ACC notes exchanged their notes for 43.9 million shares of Class A Common Stock of Dobson Communications, 681,900 shares of Series F Convertible Preferred Stock of Dobson Communications with an aggregate liquidation preference of $121.8 million, convertible into a maximum of 13.9 million shares of Class A Common Stock of Dobson Communications, and $48.7 million in cash. We also issued 4,301 shares of Series F Convertible Preferred Stock of Dobson Communications and 276,848 shares of Class A Common Stock of Dobson Communications in payment of certain fees. Upon consummation of the restructuring, American Cellular became our wholly owned subsidiary. Subsequently, all significant subsidiaries of American Cellular were merged into American Cellular.

      On August 8, 2003, American Cellular and ACC Escrow Corp., our newly formed, wholly owned, indirect subsidiary, completed an offering of $900 million aggregate principal amount of 10% Senior Notes due 2011. The senior notes were issued at par and were assumed by American Cellular when ACC Escrow Corp. merged into American Cellular as part of the restructuring. The net proceeds from ACC’s 10% notes offering were used to fully repay American Cellular’s existing bank credit facility and to pay expenses of the restructuring.

      American Cellular will file with the Securities and Exchange Commission a Quarterly Report on Form 10-Q as of September 30, 2004. While we provide you with much of American Cellular’s financial and operational information, we refer you to American Cellular’s Quarterly Report for American Cellular’s financial and operational results.

ACQUISITIONS AND DISCONTINUED OPERATIONS

      Acquisition of Michigan 2 and 4 RSAs. In September 2004, we entered into an agreement to acquire the Michigan wireless assets of RFB Cellular, Inc. (“RFB”) and certain affiliates for $26 million. We are purchasing these assets in an auction being conducted under Section 363 of the U.S. bankruptcy code. The auction is scheduled for December 14, 2004, and other bidders could submit higher bids, in which case the bankruptcy court could terminate our agreement unless we submitted a superior bid. The acquisition is subject to bankruptcy court approval, scheduled for hearing on December 16, 2004. In addition, assignment of certain assets will require Federal Communications Commission (“FCC”) approval, although we have entered into a spectrum manager lease that will allow us to lease the RFB spectrum following the closing of the acquisition pending the FCC’s decision.

      We currently provide service in most of the northern part of Michigan, including the upper peninsula. The RFB acquisition will allow us to expand our existing service area to cover the entire northern part of the state, and will allow us to market our service under the CELLULARONE® brand throughout that market. RFB currently serves markets in Michigan 2 and 4 Rural Service Areas, covering a total population of approximately 256,000. RFB operates both Code Division Multiple Access, or CDMA, and analog technologies on 850 MHz cellular licenses in these markets. Excluding overlap with markets already served by us, the RFB markets would add 176,000 incremental covered population to our service areas in northern Michigan. If we complete the purchase of the RFB assets, we intend to deploy GSM/ GPRS/ EDGE technology over RFB’s existing footprint.

      The acquisition would also include RFB’s 1900 MHz PCS licenses covering a population of 1.3 million that provide an additional 10 MHz of spectrum in the Traverse City, Petoskey, Saginaw/ Bay City, Mt. Pleasant, Alpena, Escanaba and Sault Ste. Marie basic trading areas.

      Acquisition of NPI. On June 15, 2004, we acquired certain assets of NPI for approximately $29.4 million. NPI owned PCS licenses covering a total population of 1.2 million. The acquired GSM network currently covers a total population of 1.0 million in northern Michigan. Excluding overlap with markets already served by us, the NPI markets added 646,500 incremental covered population to our service areas in northern Michigan.

      Maryland/ Michigan Swap. On February 17, 2004, we transferred our Maryland 2 RSA wireless property in exchange for Cingular Wireless’ Michigan 5 RSA wireless property, $22.0 million in cash and its one-percent ownership interests in Texas 2 RSA and Oklahoma 5 and 7 RSAs. We hold a majority of the market share in each of these Michigan, Texas and Oklahoma wireless cellular markets. As a result of a definitive agreement that was entered into prior to December 31, 2003 and closed on February 17, 2004, we have reclassified our historical financial statements to reflect the operations of our Maryland 2 RSA property as discontinued operations.

      California/Alaska Swap. On June 17, 2003, we transferred our two remaining wireless properties in California to AT&T Wireless in exchange for its two wireless properties in Alaska, and all of the outstanding shares of our Series AA preferred stock of Dobson Communications that it previously held, which we then cancelled. We have reclassified our historical financial statements to reflect the operations of our California properties as discontinued operations. As a result of the completion of this transaction, our financial statements only include the operating results from the two wireless properties in Alaska beginning June 17, 2003.

CRITICAL ACCOUNTING POLICIES AND PRACTICES

      We prepare our consolidated financial statements in accordance with general accepted accounting principles (“GAAP”). Our significant accounting polices are discussed in detail in our Management’s Discussion and Analysis and in Note 2 to the consolidated financial statements, both included in our Annual Report on Form 10-K for the year ended December 31, 2003.

      It is necessary that we use estimates in the presentation of our financial statements with respect to the effect of matters that are inherently uncertain. We base our estimates on historical experiences and reasonable assumptions. Our use of estimates and assumptions affects the reported amounts of assets, liabilities, and the amount of revenues and expenses we recognize for and during the reporting period. Actual results may differ from estimates.

RESULTS OF OPERATIONS

      The following table summarizes our key operating data for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Market population(1)	11,436,800	10,620,900	11,436,800	10,620,900
Ending subscribers	1,608,700	1,542,600	1,608,700	1,542,600
Market penetration(2)	14.1%	14.5%	14.1%	14.5%
Gross subscriber additions	121,600	86,800	328,200	181,800
Average subscribers	1,608,100	1,185,600	1,578,400	857,900
Average monthly service revenue per Subscriber(3)	$41.20	$41.71	$40.11	$41.47
Average monthly post-paid churn(4)	2.05%	1.71%	1.88%	1.56%

(1)	Represents the population in our licensed areas, or POPs, for the period indicated and is based upon the Claritas 2000 Bureau of Census results, adjusted to exclude those portions of our rural service areas, or RSAs, and metropolitan service areas, or MSAs, not covered by our licenses.

(2)	Market penetration is calculated by dividing ending subscribers by market population.

(3)	Average monthly service revenue per subscriber is calculated by dividing service revenue by average subscribers and dividing by the number of months in the period. We exclude roaming revenue from this calculation, since roaming revenue is not derived from our subscribers.

(4)	Average monthly post-paid churn represents the percentage of the post-paid subscribers, which deactivate service each month. The calculation divides the total post-paid deactivations during the period by the average post-paid subscribers for the period.

Subscribers

      Our subscriber base comprises three types of subscribers; post-paid, reseller and pre-paid. At September 30, 2004, post-paid subscribers accounted for 91.5% of our subscriber base. These subscribers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these subscribers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller subscribers are similar to our post-paid subscribers in that they pay monthly fees to utilize our network and services. However, these subscribers are billed by a third party, which we refer to as a reseller, who has effectively resold our service to the end user, which we refer to as a subscriber. We in turn bill the reseller for the monthly usage of the subscriber. At September 30, 2004, the reseller base accounted for 5.7% of our total subscriber base. Our pre-paid subscribers, which at September 30, 2004, accounted for 2.8% of our subscriber base, are subscribers that pre-pay for an agreed upon amount of usage.

      We have experienced a decline in the growth of our gross subscriber additions as a result of increased competition attributable to an accelerating pace of improvements in quality of digital technology, and increased products offered to the consumer. Many of our competitors already market enhanced data services, such as single carrier radio transmission technology, or 1XRTT. We recently deployed GSM, General Packet Radio Service, or GPRS, and Enhanced Data for GSM Evolution, or EDGE, in our networks and have begun to experience improvement in gross subscriber additions. We expect to see our gross subscriber additions continue to increase during the remainder of 2004 as a result of new services that will be available with GSM/ GPRS/ EDGE. Total gross subscriber additions included 68,800 from our recent acquisitions for the three months ended September 30, 2004, and 179,600 from our recent acquisitions for the nine months ended September 30, 2004. Total gross subscriber additions included 36,000 from our recent acquisitions for both the three and nine months ended September 30, 2003. Therefore, total gross subscriber additions from our non-acquisition markets were 52,800 and 148,600 for the three and nine months ended September 30, 2004, respectively, compared to 50,800 and 145,800 for the three and nine months ended September 30, 2003, respectively.

Revenue

      Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

      We derive service revenue by providing wireless services to our subscribers. The wireless industry has experienced declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. Historically, these declines have generally been offset by significant increases in average minutes-of-use per subscriber. However, recently the decline in revenue per minute has not been completely offset by increases in average minutes-of-use. The average monthly service revenue per subscriber decreased for the three months ended September 30, 2004, compared to the three months ended September 30, 2003 and decreased for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003. We believe there is an opportunity during the remainder of 2004 and continuing through 2005, for our average monthly service revenue per subscriber to increase from current levels primarily due to additional voice and data services available as a result of our providing GSM/ GPRS/ EDGE technology.

      We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming revenue has traditionally had higher margins than revenue from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to network operations, billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, our roaming margins have been declining due to increased market pressures and competition among wireless providers resulting in reduced rates in our new roaming contracts and scheduled rate reductions in our existing roaming contracts. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes-of-use) was $0.14 for the three months ended September 30, 2004, $0.18 for the three months ended September 30, 2003, $0.14 for the nine months ended September 30, 2004 and $0.20 for the nine months ended September 30, 2003. Even though our significant roaming contracts provide for decreasing rates over time, we believe these roaming contracts are beneficial because they secure existing traffic and provide opportunity for a continuing increase in traffic volumes. Roaming revenue tends to be impacted by seasonality. Historically, we have experienced higher roaming minutes-of-use and related roaming revenue during the second and third quarters of each year, as users tend to travel more and, therefore, use their wireless phones more, during the spring and summer months.

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

      Our cost of equipment represents the costs associated with wireless equipment and accessories sold to customers. We, like other wireless providers, have continued to use discounts on phone equipment and free phone promotions. As a result, we have incurred, and expect to continue to incur, losses on equipment sales. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased revenue from an increase in the number of wireless subscribers.

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

      Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of certain intangible assets. However, we do not amortize our wireless license acquisition costs or goodwill. Rather these assets are subject to periodic evaluations.

Results of Operations for the Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

      To provide a more comparable basis of our Management’s Discussion and Analysis, we have presented our historical results of operations from continuing operations for the periods indicated along with the results from newly acquired markets. For the purpose of this Management’s Discussion and Analysis, results from newly acquired markets refer to the results of operations of our recent acquisitions. Our recent acquisitions include the two Alaska properties from June 15, 2003, American Cellular from August 19, 2003, the Michigan 5 RSA property from February 17, 2004 and the NPI markets from June 15, 2004. The following table sets forth the components of our results of operations for the three months ended September 30, 2004 and 2003:

							Percentage
							Change in Non-
							Acquisition
	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003			Markets

		Results	Results		Results	Results
		from Newly	from Non-		from Newly	from Non-
		Acquired	Acquisition		Acquired	Acquisition
	Historical	Markets	Markets	Historical	Markets	Markets	‘04 vs. ‘03

	($ in thousands)
Service revenue	$198,740	$109,955	$88,785	$148,344	$59,837	$88,507	0.3%
Roaming revenue	62,221	32,373	29,848	55,721	17,151	38,570	(22.6)%
Equipment and other revenue	11,438	6,096	5,342	9,005	2,952	6,053	(11.7)%

Total operating revenue	272,399	148,424	123,975	213,070	79,940	133,130	(6.9)%

Cost of service (exclusive of depreciation and amortization shown separately below)	69,299	35,592	33,707	49,958	18,295	31,663	6.5%
Cost of equipment	30,242	15,906	14,336	16,924	6,392	10,532	36.1%
Marketing and selling	32,816	17,686	15,130	21,607	8,505	13,102	15.5%
General and administrative	44,893	26,117	18,776	29,324	13,327	15,997	17.4%
Depreciation and amortization	49,456	24,822	24,634	32,601	10,734	21,867	12.7%

Total operating expenses	226,706	120,123	106,583	150,414	57,253	93,161	14.4%

Operating income	45,693	28,301	17,392	62,656	22,687	39,969	(56.5)%

Interest expense	(54,456)	(23,971)	(30,485)	(37,869)	(13,849)	(24,020)	26.9%
Loss from extinguishment of debt	—	—	—	(28,102)	—	(28,102)	*
Gain on redemption and repurchases of mandatorily redeemable preferred stock	1,410	—	1,410	—	—	—	*
Dividends on mandatorily redeemable preferred stock	(8,290)	—	(8,290)	(17,833)	—	(17,833)	(53.5)%
Other income (expense)	511	(1,540)	2,051	(2,313)	66	(2,379)	186.2%
Minority interest in income of subsidiaries	(1,512)	—	(1,512)	(1,846)	—	(1,846)	(18.1)%
Income tax benefit (expense)	5,636	(1,060)	6,696	2,835	(3,384)	6,219	7.7%

(Loss) income from continuing operations	$(11,008)	$1,730	$(12,738)	$(22,472)	$5,520	$(27,992)	54.5%

*	Calculation is not meaningful.

      Service revenue. For the three months ended September 30, 2004, our historical service revenue increased compared to the three months ended September 30, 2003. This increase was primarily attributable to our acquisitions of American Cellular on August 19, 2003, the two Alaska properties we acquired on June 17, 2003, the Michigan 5 RSA property we acquired on February 17, 2004 and the NPI markets we acquired on June 15, 2004, which we refer to, collectively, as the acquisitions. Before giving effect to the acquisitions, our service revenue increased slightly by $0.3 million, which resulted primarily from a slight increase in customers, offset by a decline in average monthly service revenue per subscriber. Our average subscriber base in our non-acquisition markets increased 1.9%, to 710,300, for the three months ended September 30, 2004, from 697,300, for the three months ended September 30, 2003.

      Roaming revenue. For the three months ended September 30, 2004, our historical roaming revenue increased compared to the three months ended September 30, 2003. However, before giving effect to the acquisitions, our roaming revenue decreased $8.7 million. This is a result of a 23.9% decline in our roaming revenue per minute-of-use in our non-acquisition markets as contractual rates decreased during 2003, and a slight decrease in roaming minutes in our non-acquisition markets.

      Equipment and other revenue. For the three months ended September 30, 2004, our historical equipment and other revenue increased compared to the three months ended September 30, 2003. Before giving effect to the acquisitions, our equipment revenue decreased $0.7 million. This decrease in revenue was primarily due to the elimination of amounts charged to our previously unconsolidated affiliates for the use of shared assets, offset by an increase in rental income and the number of customers upgrading to new rate plans and purchasing new handsets. Many of these customers are upgrading to our new GSM rate plans.

      Cost of service. The following table sets forth the components of our historical cost of service for the periods indicated:

	Three Months Ended September 30,

	2004		2003

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Network costs	$45,789	66.1%	$30,105	60.3%
Roaming costs	23,510	33.9%	19,853	39.7%

Total cost of service	$69,299	100.0%	$49,958	100.0%

      For the three months ended September 30, 2004, our historical network costs, which are the costs we incur in operating our wireless network and providing service to our customers, increased, compared to the three months ended September 30, 2003. Before giving effect to the acquisitions, our network costs increased $3.1 million. This increase is primarily a result of adding new circuits and cell sites related to our new GSM network.

      For the three months ended September 30, 2004, our historical roaming costs increased compared to the three months ended September 30, 2003. Before giving effect to the acquisitions, our roaming costs declined $1.1 million. This decline is primarily a result of a 20.1% decrease in roaming costs per minute-of-use in our non-acquisition markets as contractual rates decreased during 2004, offset by an 14.0% increase in the minutes used by our customers on third-party wireless providers’ networks, in our non-acquisition markets.

      Cost of equipment. For the three months ended September 30, 2004, our historical cost of equipment increased compared to the three months ended September 30, 2003. Before giving effect to the acquisitions, our cost of equipment increased $3.8 million. This increase in cost of equipment is due to an increase in gross subscriber additions, an increase in the average cost of handsets sold to customers, along with an increase in the number of customers upgrading to new rate plans and purchasing new handsets. Many of these customers are upgrading to our new GSM rate plans.

      Marketing and selling costs. For the three months ended September 30, 2004, our historical marketing and selling costs increased compared to the three months ended September 30, 2003. Before giving effect to the acquisitions, our marketing and selling costs increased $2.0 million. This was primarily due to an increase in gross subscriber additions, along with increased spending on advertising to launch our new GSM rate plans.

      General and administrative costs. For the three months ended September 30, 2004, our historical general and administrative costs increased compared to the three months ended September 30, 2003. Before giving effect to the acquisitions, our general and administrative costs increased $2.8 million. This increase is a result of increased infrastructure costs such as customer service, billing, and administrative costs as a result of the overall growth of our business.

      Depreciation and amortization expense. For the three months ended September 30, 2004, our historical depreciation and amortization expense increased compared to the three months ended September 30, 2003. Before giving effect to the acquisitions, our depreciation and amortization expense increased $2.8 million. This increase in depreciation and amortization expense in our non-acquisition markets is a result of additional depreciation on fixed assets acquired or constructed, primarily from our GSM network buildout, in 2003 and the first nine months of 2004.

      Interest expense. For the three months ended September 30, 2004, our interest expense increased compared to the three months ended September 30, 2003. This is primarily due to increased long-term debt related to our acquisition of American Cellular.

      Loss from extinguishment of debt. For the nine months ended September 30, 2003, our loss from extinguishment of debt was $28.1 million. The loss from extinguishment of debt for the nine months ended September 30, 2003, was due to paying off the DOC LLC, credit facility and a large portion of the Sygnet credit facility.

      Redemption and repurchases of, and dividends on, preferred stock. For the three months ended September 30, 2004 and September 30, 2003, dividends on preferred stock are represented as both a financing expense, included in our net (loss) income, and as an item below our net (loss) income. This change in presentation is the result of implementing SFAS No. 150 during 2003, which requires dividends on mandatorily redeemable preferred stock and any gains or losses from redemption and repurchases of mandatorily redeemable preferred stock to be reflected as a financing expense included in net (loss) income for periods beginning after June 15, 2003. Thus, our income statement includes the following:

	Three Months Ended
	September 30,

	2004	2003

	($ in thousands)
Financing expense (above net loss):
Gain from redemption and repurchases of mandatorily redeemable preferred stock	$1,410	$—
Dividends on mandatorily redeemable preferred stock	(8,290)	(17,833)
Items applicable to common shareholders (below net loss):
Dividends on preferred stock	(2,473)	(878)

      Although our dividends on preferred stock are in two separate line items, they totaled $10.8 million on a combined basis for the three months ended September 30, 2004, which compares to $18.7 million on a combined basis for the three months ended September 30, 2003. This decrease in dividends of $7.9 million is the result of the reduction in the number of shares of our preferred stock outstanding due to redemptions and repurchases of our preferred stock during 2003 and the first nine months of 2004.

      During the three months ended September 30, 2004, we repurchased a total of 6,000 shares of our 13% Senior Exchangeable Preferred Stock for $4.5 million. These repurchases resulted in a gain from redemption and repurchases of preferred stock totaling $1.4 million. The gain from redemption and repurchases of mandatorily redeemable preferred stock has been included in our loss from continuing operations.

      Other income (expense), net. For the three months ended September 30, 2004, our other income increased compared to other expense for the three months ended September 30, 2003, primarily due to a loss on sale of assets for the three months ended September 30, 2003, offset by a decrease in interest income due to lower interest rates for the three months ended September 30, 2004.

      Minority interests in income of subsidiaries. For the three months ended September 30, 2004, our minority interests in income of subsidiaries decreased compared to the three months ended September 30,

2003. This decrease was attributable to the decreased income earned from our subsidiaries in markets in which we do not own a 100% interest.

      Discontinued operations. For the three months ended September 30, 2003, we had income from discontinued operations of $2.2 million. Our discontinued operations during the three months ended September 30, 2003 consisted of the Maryland properties included in the swap with Cingular Wireless.

      Net loss. For the three months ended September 30, 2004, our net loss was $11.0 million compared to a net loss of $20.3 million for the three months ended September 30, 2003. The decrease in our net loss was primarily attributable to our decrease in dividends on mandatorily redeemable preferred stock and our gain on redemption and repurchase of mandatorily redeemable preferred stock for the three months ended September 30, 2004, offset by our decrease in operating income and our increase in interest expense.

Results of Operations for the Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

      To provide a more comparable basis of our Management’s Discussion and Analysis, we have presented our historical results of operations from continuing operations for the periods indicated along with the results from newly acquired markets. For the purpose of this Management’s Discussion and Analysis, results from newly acquired markets refer to the results of operations of our recent acquisitions. Our recent acquisitions include the two Alaska properties from June 15, 2003, American Cellular from August 19, 2003, the Michigan 5 property from February 17, 2004 and the NPI markets from June 15, 2004. The following table sets forth the components of our results of operations for the nine months ended September 30, 2004 and 2003:

							Percentage
							Change
							in Non-
							Acquisition
	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003			Markets

		Results	Results		Results	Results
		from Newly	from Non-		from Newly	from Non-
		Acquired	Acquisition		Acquired	Acquisition
	Historical	Markets	Markets	Historical	Markets	Markets	‘04 vs. ‘03

	($ in thousands)
Service revenue	$569,728	$311,770	$257,958	$320,152	$63,025	$257,127	0.3%
Roaming revenue	154,902	74,749	80,153	145,067	17,794	127,273	(37.0)%
Equipment and other revenue	33,923	18,668	15,255	20,220	3,145	17,075	(10.7)%

Total operating revenue	758,553	405,187	353,366	485,439	83,964	401,475	(12.0)%

Cost of service (exclusive of depreciation and amortization shown separately below)	185,457	94,055	91,402	113,973	19,845	94,128	(2.9)%
Cost of equipment	81,647	42,316	39,331	34,860	6,642	28,218	39.4%
Marketing and selling	95,763	50,112	45,651	48,800	8,871	39,929	14.3%
General and administrative	131,725	77,564	54,161	61,916	13,610	48,306	12.1%
Depreciation and amortization	141,539	71,168	70,371	73,864	10,962	62,902	11.9%

Total operating expenses	636,131	335,215	300,916	333,413	59,930	273,483	10.0%

Operating income	122,422	69,972	52,450	152,026	24,034	127,992	(59.0)%

Interest expense	(161,477)	(71,340)	(90,137)	(85,190)	(13,849)	(71,341)	26.3%
Gain (loss) from extinguishment of debt	5,739	—	5,739	(28,102)	—	(28,102)	*
Gain on redemption and repurchases of mandatorily redeemable preferred stock	6,478	—	6,478	—	—	—	*
Dividends on mandatorily redeemable preferred stock	(25,197)	—	(25,197)	(17,833)	—	(17,833)	41.3%
Other income (expense)	2,230	(3,797)	6,027	2,299	66	2,233	169.9%
Minority interest in income of subsidiaries	(3,514)	—	(3,514)	(5,251)	—	(5,251)	(33.1)%
Income tax benefit (expense)	13,139	1,963	11,176	(13,596)	(3,895)	(9,701)	215.2%

(Loss) income from continuing operations	$(40,180)	$(3,202)	$(36,978)	$4,353	$6,356	$(2,003)	(1,746.1)%

*	Calculation is not meaningful.

      Service revenue. For the nine months ended September 30, 2004, our historical service revenue increased compared to the nine months ended September 30, 2003. This increase was primarily attributable to our acquisitions of American Cellular on August 19, 2003, the two Alaska properties we acquired on June 17, 2003, the Michigan 5 RSA property we acquired on February 17, 2004 and the NPI markets we acquired on June 15, 2004, which we refer to, collectively, as the acquisitions. Before giving effect to the acquisitions, our service revenue increased slightly by $0.8 million, which resulted primarily from a slight increase in customers, offset by a decline in average monthly service revenue per subscriber. Our average subscriber base in our non-acquisition markets increased 3.5%, to 708,700, for the nine months ended September 30, 2004, from 684,800, for the nine months ended September 30, 2003.

      Roaming revenue. For the nine months ended September 30, 2004, our historical roaming revenue increased compared to the nine months ended September 30, 2003. However, before giving effect to the acquisitions, our roaming revenue decreased $47.1 million. This is a result of a 35.1% decline in our roaming revenue per minute-of-use in our non-acquisition markets as contractual rates decreased during 2003, and a slight decrease in roaming minutes in our non-acquisition markets.

      Equipment and other revenue. For the nine months ended September 30, 2004, our historical equipment and other revenue increased compared to the nine months ended September 30, 2003. Before giving effect to the acquisitions, our equipment and other revenue decreased $1.8 million. This decrease in revenue was primarily due to the elimination of amounts charged to our previously unconsolidated affiliates for the use of shared assets, offset by an increase in rental income and increase in gross subscriber additions and the number of customers upgrading to new rate plans and purchasing new handsets. Many of these customers are upgrading to our new GSM rate plans.

      Cost of service. The following table sets forth the components of our cost of service for the periods indicated:

	Nine Months Ended September 30,

	2004		2003

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Network costs	$122,069	65.8%	$68,099	59.8%
Roaming costs	63,388	34.2%	45,874	40.2%

Total cost of service	$185,457	100.0%	$113,973	100.0%

      For the nine months ended September 30, 2004, our historical network costs, which are the costs we incur in operating our wireless network and providing service to our customers, increased, compared to the nine months ended September 30, 2003. Before giving effect to the acquisitions, our network costs increased $4.1 million. This increase is primarily a result of adding new circuits and cell sites related to our new GSM network.

      For the nine months ended September 30, 2004, our historical roaming costs increased compared to the nine months ended September 30, 2003. Before giving effect to the acquisitions, our roaming costs declined $6.8 million. This decline is primarily a result of a 25.8% decrease in roaming costs per minute-of-use in our non-acquisition markets as contractual rates decreased during 2004, offset by an 10.2% increase in the minutes used by our customers on third-party wireless providers’ networks, in our non-acquisition markets.

      Cost of equipment. For the nine months ended September 30, 2004, our historical cost of equipment increased compared to the nine months ended September 30, 2003. Before giving effect to the acquisitions, our cost of equipment increased $11.1 million. This increase in cost of equipment is due to an increase in gross subscriber additions, an increase in the average cost of handsets sold to customers, along with an increase in the number of customers upgrading to new rate plans and purchasing new handsets. Many of these customers are upgrading to our new GSM rate plans.

      Marketing and selling costs. For the nine months ended September 30, 2004, our historical marketing and selling costs increased compared to the nine months ended September 30, 2003. Before giving effect to the acquisitions, our marketing and selling costs increased $5.7 million. This was primarily due to an increase in gross subscriber additions, along with increased spending on advertising to launch our new GSM rate plans.

      General and administrative costs. For the nine months ended September 30, 2004, our historical general and administrative costs increased compared to the nine months ended September 30, 2003. Before giving effect to the acquisitions, our general and administrative costs increased $5.9 million. This increase is a result of increased infrastructure costs such as customer service, billing, and administrative costs as a result of the overall growth of our business.

      Depreciation and amortization expense. For the nine months ended September 30, 2004, our historical depreciation and amortization expense increased compared to the nine months ended September 30, 2003. Before giving effect to the acquisitions, our depreciation and amortization expense increased $7.5 million. This increase in depreciation and amortization expense in our non-acquisition markets is a result of additional depreciation on fixed assets acquired or constructed, primarily from our GSM network buildout, in 2003 and the first nine months of 2004.

      Interest expense. For the nine months ended September 30, 2004, our interest expense increased compared to the nine months ended September 30, 2003. This is primarily due to increased long-term debt related to our acquisition of American Cellular.

      Gain (loss) from extinguishment of debt. For the nine months ended September 30, 2004, our gain from extinguishment of debt was $5.7 million, compared to a loss of $28.1 million for the nine months ended September 30, 2003. The gain from extinguishment of debt for the nine months ended September 30, 2004, was due to our repurchase of $55.5 million principal amount of our 8.875% Senior Notes at an aggregate cost of $48.3 million, offset by a loss on redemption of the remaining Dobson/ Sygnet Senior Notes. The loss from extinguishment of debt for the nine months ended September 30, 2003, was due to paying off the DOC LLC credit facility and a large portion of the Sygnet credit facility.

      Redemption and repurchases of, and dividends on, preferred stock. For the nine months ended September 30, 2004 and September 30, 2003, dividends on preferred stock are represented as both a financing expense, included in our net (loss) income, and as an item below our net (loss) income. This change in presentation is the result of implementing SFAS No. 150 during 2003, which requires dividends on mandatorily redeemable preferred stock and any gains or losses on redemption and repurchases of mandatorily redeemable preferred stock to be reflected as a financing expense included in net (loss) income for periods beginning after June 15, 2003. Thus, our income statement includes the following:

	Nine Months Ended
	September 30,

	2004	2003

	($ in thousands)
Financing expense (above net (loss) income):
Gain from redemption and repurchases of mandatorily redeemable preferred stock	$6,478	$—
Dividends on mandatorily redeemable preferred stock	(25,197)	(17,833)
Items applicable to common shareholders (below net (loss) income):
Dividends on preferred stock	(6,190)	(41,421)
Gain from redemption and repurchases of preferred stock	—	218,310

      Although our dividends on preferred stock are in two separate line items, they totaled $31.4 million on a combined basis for the nine months ended September 30, 2004, which compares to $59.3 million on a combined basis for the nine months ended September 30, 2003. This decrease in dividends of $27.9 million is the result of the reduction in the number of shares of our preferred stock outstanding due to redemptions and repurchases of our preferred stock during 2003 and the first nine months of 2004.

      During the nine months ended September 30, 2004, we repurchased a total of 14,816 shares of our 12.25% Senior Exchangeable Preferred Stock and 9,475 shares of our 13% Senior Exchangeable Preferred Stock for $17.4 million. These repurchases resulted in a gain from redemption and repurchases of preferred stock totaling $6.5 million. The gain from redemption and repurchases of preferred stock has been included in our loss from continuing operations.

      During the nine months ended September 30, 2003, prior to the adoption of SFAS No. 150, we repurchased a total of 32,707 shares of our 12.25% Senior Exchangeable Preferred Stock and 27,500 shares of our 13% Senior Exchangeable Preferred Stock, for an aggregate purchase price of $36.6 million. This resulted in a gain from repurchase of preferred stock totaling $23.6 million. In addition, AT&T Wireless transferred to us all of our Series AA Preferred Stock, which had a fair value that was substantially lower than our carrying value, thus resulting in a gain on redemption of preferred stock of $194.7 million. Therefore, our total gain from redemptions and repurchases of preferred stock prior to adoption of SFAS No. 150 (on July 1, 2003) was $218.3 million.

      Other income, net. For the nine months ended September 30, 2004, our historical other income decreased slightly compared to the nine months ended September 30, 2003. Before giving effect to the acquisitions, our other income increased $3.8 million, primarily due to a loss on sale of assets for the nine months ended September 30, 2003, offset by a decrease in interest income due to lower interest rates for the nine months ended September 30, 2004.

      Minority interests in income of subsidiaries. For the nine months ended September 30, 2004, our minority interests in income of subsidiaries decreased compared to the nine months ended September 30, 2003. This decrease was attributable to the decreased income earned from our subsidiaries in markets in which we do not own a 100% interest.

      Discontinued operations. For the nine months ended September 30, 2004, we had income from discontinued operations of $0.4 million compared to income from discontinued operations (including the gain on the sale) of $40.1 million for the nine months ended September 30, 2003. Our discontinued operations during 2004 include the Maryland properties included in the swap with Cingular Wireless, while our discontinued operations during 2003 include both the California properties included in the swap with AT&T Wireless and the Maryland properties included in the swap with Cingular Wireless.

      Net (loss) income. For the nine months ended September 30, 2004, our net loss was $39.7 million as compared to net income of $44.4 million for the nine months ended September 30, 2003. The decrease in results were primarily attributable to our increase in interest expense, our dividends on mandatorily redeemable preferred stock for the nine months ended September 30, 2004, and the income from discontinued operations (including the gain on the sale) of $40.1 million for the nine months ended September 30, 2003.

Liquidity and Capital Resources

      We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, and when necessary, bank debt and the sale of debt and equity securities. Although we cannot provide assurance, assuming successful implementation of our strategy, including the continuing development of our wireless systems and significant and sustained growth in our cash flows, we believe that borrowings under our DCS credit facility, our cash on hand and cash flows from operations will be sufficient to satisfy our currently expected capital expenditures, working capital and debt service obligations over the next year. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and the regulatory, technological and competitive developments that may arise.

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

Working Capital and Net Cash Flow

      At September 30, 2004, we had negative working capital of $2.5 million, a ratio of current assets to current liabilities of 1:1 and an unrestricted cash balance of $63.5 million, which compares to working capital of $101.6 million, a ratio of current assets to current liabilities of 1.4:1 and an unrestricted cash balance of $208.2 million at December 31, 2003. Working capital has decreased due primarily to our repurchase of $48.3 million of our 8.875% Senior Notes during the first quarter of 2004, our repurchase of $17.4 million of our Senior Exchangeable Preferred Stock during the second quarter and third quarter of 2004, and the completion of our GSM network buildout.

      Our net cash provided by operating activities totaled $40.2 million for the nine months ended September 30, 2004, compared to $187.7 million for the nine months ended September 30, 2003. The decrease was primarily due to a $44.5 million decrease in our income from continuing operations, a $36.2 million decrease in cash provided by discontinued operations, a $27.0 million decrease in the non-cash portion of extinguishment of debt, which represents the write-off of deferred financing costs relating to the extinguishment of debt, and changes in our current assets and liabilities, which required more net cash payments in 2004 than in 2003. For additional analysis of the changes impacting net income from continuing operations see “Results of Operations for the Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003.” We expect that future improvements in cash provided by operating activities will primarily be driven by improvements in net income from continuing operations.

      Our net cash used in investing activities totaled $114.4 million for the nine months ended September 30, 2004, compared to $119.9 million for the nine months ended September 30, 2003. Our net cash used in investing activities for the nine months ended September 30, 2004, primarily relates to capital expenditures of $117.8 million and purchase of wireless licenses and properties of $30.0 million, primarily from the acquisition of NPI on June 15, 2004, offset by $22.0 million in cash received from Cingular Wireless as part of our Michigan/ Maryland swap and $11.4 million from receipt of funds held in escrow for contingencies on previously sold assets. Capital expenditures for the nine months ended September 30, 2003, were $106.0 million.

      Our net cash used in financing activities was $70.6 million for the nine months ended September 30, 2004, compared to $131.0 million for the nine months ended September 30, 2003. Our financing activity uses for the nine months ended September 30, 2004, consisted primarily of repayments and repurchases of long-term debt totaling $83.9 million, redemption and repurchase of preferred stock of $17.4 million, offset by proceeds from long-term debt of $40.0 million. Our primary financing activity uses for the nine months ended September 30, 2003, included repayments of long-term debt totaling $1.6 billion, the redemption and repurchase of exchangeable preferred stock of $36.6 million, deferred financing costs of $32.1 million, and payment of preferred stock dividends of $10.8 million, offset by the proceeds from long-term debt of $1.6 billion.

Capital Resources

New DCS senior secured notes

      On November 8, 2004, our wholly owned subsidiary, DCS, completed the offering of $825.0 million senior secured notes, consisting of $250.0 million of 8.375% First Priority Senior Secured Notes due 2011, $250.0 million of First Priority Senior Secured Floating Rate Notes due 2011 and $325.0 million of 9.875% Second Priority Senior Secured Notes due 2012. The notes are guaranteed on a senior basis by the Company, Dobson Operating Co., LLC, or DOC, and DCS’ wholly owned subsidiaries, and the notes and guarantees are secured by liens on the capital stock of DOC and DCS and on substantially all of the assets of DOC, DCS and DCS’ subsidiaries that guarantee the notes, other than excluded assets (as defined in the indentures for the notes). The notes and guarantees rank pari passu in right of payment with existing and future senior indebtedness of DCS and the guarantors, and senior to all existing and future subordinated indebtedness of DCS and the guarantors.

      A portion of the proceeds from the offering was used to repay all amounts outstanding under DCS’ senior secured credit facility and to repurchase $175.8 million of previously outstanding debt securities. The remaining proceeds will be used for general corporate purposes, including the funding of the planned acquisition of RFB Cellular, Inc. As part of the refinancing, DCS amended its existing credit facility to, among other things, eliminate the term loan portion and amend the revolving portion to provide for maximum borrowing of $75.0 million.

2011 Fixed Rate Notes

      Interest on the 2011 First Priority Senior Secured Notes will accrue at the rate of 8.375% per annum and will be payable semi-annually in arrears on May 1 and November 1, commencing on May 1, 2005. We will make each interest payment to the Holders of record on the immediately preceding April 15 and October 15. Interest will be computed on the basis of a 360-day year comprised of twelve 30-day months.

2011 Floating Rate Notes

      The 2011 First Priority Senior Secured Floating Rate Notes will bear interest at the rate per annum, reset quarterly, equal to LIBOR plus 4.75% as determined by the calculation agent (the “Calculation Agent”), which shall initially be the trustee.

2012 Fixed Rate Notes

      Interest on the 2012 Second Priority Senior Secured Notes will accrue at the rate of 9.875% per annum and will be payable semi-annually in arrears on May 1 and November 1, commencing on May 1, 2005. We will make each interest payment to the Holders of record on the immediately preceding April 15 and October 15. Interest will be computed on the basis of a 360-day year comprised of twelve 30-day months.

      In connection with the closing of the sale of the notes, DCS and the guarantors entered into indentures with Bank of Oklahoma, as trustee for the notes due 2011, and BNY Midwest Trust Company, as trustee for the notes due 2012. The indentures contain certain covenants, including, but not limited to, covenants that limit the ability of DCS and its restricted subsidiaries to:

•	incur indebtedness;

•	incur or assume liens;

•	pay dividends or make other restricted payments;

•	impose dividend or other payment restrictions affecting DCS’ restricted subsidiaries;

•	issue and sell capital stock of DCS’ restricted subsidiaries;

•	issue certain capital stock;

•	issue guarantees of indebtedness;

•	enter into transactions with affiliates;

•	sell assets;

•	engage in any business other than a permitted business;

•	enter into sale and leaseback transactions; and

•	merge or consolidate with or transfer substantial assets to another entity.

Existing DCS senior secured credit facility.

      On October 23, 2003, DCS entered into the existing credit facility consisting of:

•	a 6-year $150.0 million senior secured revolving credit facility and

•	a 6.5-year $550.0 million senior secured term loan facility.

      The DCS credit facility is guaranteed by us, DOC LLC and DOC Lease Co LLC, and is secured by a first priority security interest in all of the tangible and intangible assets of DCS. The DCS credit facility is not guaranteed by American Cellular or any of its subsidiaries. In connection with the offering by DCS of its $825.0 million of senior secured notes in November 2004, DCS repaid all outstanding borrowings under the DCS credit facility and amended it to, among other things, permit additional leverage under certain of the leverage ratios, eliminate the term loan portion of the facility, amend the revolving portion of the facility to provide for maximum borrowing of $75.0 million and shorten the maturity of the credit facility to October 23, 2008.

      Under specified terms and conditions, including covenant compliance, the amount available under the DCS credit facility may be increased by an incremental facility of up to $200.0 million. We have the right to make no more than four requests to increase the amount of the credit facility and with respect to the revolving credit facility, such request must be made at least 12 months prior to the credit termination date and with respect to the term loan facility, such request must be made within 30 months of the closing date of the DCS credit facility. Any incremental facility will have a maturity greater than the weighted average life of the existing debt under the DCS credit facility.

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

      On May 7, 2004 and November 8, 2004, the financial covenants in the DCS credit facility were amended in a manner that we expect to increase our operating flexibility. Distributions of excess cash flow by DCS to us will be restricted unless our leverage ratio is less than certain levels as specified in the amendment to the credit facility.

Dobson Communications 8.875% Senior Notes.

      On September 26, 2003, we completed the private sale of $650.0 million principal amount of 8.875% Senior Notes due 2013. The net proceeds from the sale of the notes were used to repay in full all amounts owing under the old bank credit facility of DOC LLC, and to repay in part amounts owing under the bank credit facility of Sygnet Wireless, Inc. The senior notes rank pari passu in right of payment with any of our existing and future senior indebtedness and are senior to all existing and future subordinated indebtedness. American Cellular is an unrestricted subsidiary for purposes of our 8.875% Senior Notes and is not subject to certain covenants contained in the related indenture.

      In connection with the closing of the sale of the notes, we entered into an indenture dated September 26, 2003 with Bank of Oklahoma, National Association, as Trustee. The indenture contains certain covenants including, but not limited to, covenants that limit our ability and that of our restricted subsidiaries to:

•	incur indebtedness;

•	incur or assume liens;

•	pay dividends or make other restricted payments;

•	impose dividend or other payment restrictions affecting our restricted subsidiaries;

•	issue and sell capital stock of our restricted subsidiaries;

•	issue certain capital stock;

•	issue guarantees of indebtedness;

•	enter into transactions with affiliates;

•	sell assets;

•	engage in unpermitted lines of business;

•	enter into sale and leaseback transactions; and

•	merge or consolidate with or transfer substantial assets to another entity.

      American Cellular is an unrestricted subsidiary for purposes of the indenture, meaning that it is not subject to certain covenants.

      We purchased approximately $174.8 million principal amount of our 8.875% Senior Notes at an aggregate cost of approximately $122.9 million, excluding accrued interest, with a portion of the proceeds from the sale by DCS of its senior secured notes in November 2004. We expect to report a gain on extinguishment of debt, net of deferred financing costs, of approximately $47.1 million in the fourth quarter as a result of these purchases.

      On February 28, 2004, our Board of Directors authorized us to expend up to $50.0 million to repurchase some of our outstanding existing 10.875% notes and existing 8.875% notes. Through September 30, 2004, we repurchased $55.5 million principal amount of our existing 8.875% notes at an aggregate cost of $48.3 million, excluding accrued interest. These repurchases resulted in a gain on extinguishment of debt, net of deferred financing costs, of $6.1 million.

Dobson Communications 10.875% Senior Notes.

      On June 15, 2000, we completed the private sale of $300.0 million principal amount of our 10.875% Senior Notes due 2010. We used the proceeds to repay indebtedness under the senior secured revolving credit facility of DOC LLC, and for working capital and other general corporate purposes. The senior notes rank pari passu in right of payment with any of our existing and future unsubordinated indebtedness and are senior to all existing and future subordinated indebtedness. American Cellular is an unrestricted subsidiary for purposes of our existing 10.875% Senior Notes.

      In connection with the closing of the sale of the notes, we entered into an indenture with The Bank of New York, as successor trustee to United States Trust Company of New York. The indenture contains certain covenants including, but not limited to, covenants that limit our ability and that of our restricted subsidiaries to:

•	incur indebtedness;

•	incur or assume liens;

•	pay dividends or make other restricted payments;

•	impose dividend or other payment restrictions affecting our restricted subsidiaries;

•	issue and sell capital stock of our restricted subsidiaries;

•	issue certain capital stock;

•	issue guarantees of indebtedness;

•	enter into transactions with affiliates;

•	sell assets;

•	engage in unpermitted lines of business;

•	enter into sale and leaseback transactions; and

•	merge or consolidate with our transfer substantial assets to another entity.

      We purchased approximately $1.0 million principal amount of our 10.875% Senior Notes at an aggregate cost of approximately $0.8 million, excluding accrued interest, with a portion of the proceeds from the sale by DCS of its senior secured notes in November 2004. We expect to report a gain on extinguishment of debt, net of deferred financing costs, of approximately $0.2 million in the fourth quarter as a result of these purchases.

American Cellular 10% Senior Notes.

      In connection with the American Cellular reorganization, on August 8, 2003, ACC Escrow Corp. (now American Cellular) completed an offering of $900.0 million aggregate principal amount of existing 10% Notes due 2011. These senior notes were issued at par. On August 19, 2003, ACC Escrow Corp. was merged into American Cellular, and the net proceeds from the offering were used to fully repay American Cellular’s existing bank credit facility, and to pay expenses of the offering and a portion of the expenses of the restructuring. Dobson Communications and Dobson Cellular are not guarantors of these senior notes.

      During 2001, American Cellular issued $700.0 million principal amount of its 9.5% Senior Subordinated Notes due 2009 at a discount of $6.9 million. The discount was being amortized over the life of the notes. In August 2003, as part of the restructuring of American Cellular, holders of $681.9 million outstanding principal amount of American Cellular’s senior notes surrendered their senior notes and received approximately $48.7 million in cash, 43.9 million shares of newly issued shares of our Class A Common Stock, and 681,900 shares of our Series F Convertible Preferred Stock, which has an aggregate liquidation preference of approximately $121.8 million and is convertible into a maximum of 13.9 million shares of our Class A Common Stock. We also issued an additional 4,301 shares of our Series F Convertible Preferred Stock and 276,848 shares of our Class A Common Stock in payment of certain fees. There remains outstanding $18.1 million liquidation value of American Cellular’s 9.5% Senior Subordinated notes.

      American Cellular has required, and will likely continue to require, substantial capital to further develop, expand and upgrade its wireless systems.

Preferred Stock.

      During August 2003, in conjunction with the American Cellular reorganization, we issued 686,201 shares of our Series F Convertible Preferred Stock having an aggregate liquidation preference of $122.5 million and convertible into a maximum of 14.0 million shares of our Class A Common Stock, plus $48.7 million in cash and 44.2 million shares of our Class A Common Stock to the former holders of $681.9 million principal amount of American Cellular’s outstanding 9.5% Senior Subordinated Notes due 2009 and their advisors. Our outstanding Series F Convertible Preferred Stock had an aggregate liquidation preference of $122.5 million, plus accrued dividends, at September 30, 2004.

      As of September 30, 2004, we had outstanding 46,181 shares of our 12.25% Senior Exchangeable Preferred Stock with an aggregate liquidation value of $46.2 million, plus accrued dividends, and 192,898 shares of our 13% Senior Exchangeable Preferred Stock with an aggregate liquidation value of $192.9 million, plus accrued dividends. Each certificate of designation for our senior exchangeable preferred stock contains restrictive covenants, which requires us to meet certain financial ratios in order to incur indebtedness. During the nine months ended September 30, 2004, we repurchased a total of 14,816 shares of our 12.25% Senior Exchangeable Preferred Stock and 9,475 shares of our 13% Senior Exchangeable Preferred Stock. The preferred stock repurchases totaled 24,291 shares for $17.4 million, all of which were subsequently canceled. These repurchases resulted in a gain on redemption and repurchases of preferred stock totaling $6.5 million. The gain on redemption and repurchases of preferred stock has been included in our loss from continuing operations. During the first quarter of 2003, we repurchased a total of 32,707 shares of our 12.25% Senior Exchangeable Preferred Stock and 27,500 shares of our 13% Senior Exchangeable Preferred Stock. The preferred stock repurchases totaled 60,207 shares for $36.6 million, all of which were canceled by March 31, 2003. These repurchases resulted in a gain on redemption and repurchase of preferred stock totaling $23.6 million for the nine months ended September 30, 2003.

      On June 15, 2004, our Board of Directors authorized us to expend up to $50.0 million to repurchase some of our outstanding 12.25% and 13% Senior Exchangeable Preferred Stock. Through November 3, 2004, we had repurchased a total of 24,291 shares for $17.4 million.

      In September 2004, we announced that we will not declare or pay the cash dividend due on October 15, 2004 on our outstanding 12.25% Senior Exchangeable Preferred Stock or the November 1, 2004 cash dividend on our outstanding 13% Senior Exchangeable Preferred stock. Unpaid dividends will accrue interest at the stated dividend rates, compounded quarterly.

      If we defer dividends on this preferred stock, we are not permitted to pay dividends on the Series F Convertible Preferred Stock. Therefore, the Series F dividend due on October 15, 2004 was not declared and paid, and will accrue interest at 7%, compounded semi-annually.

      If we do not make two semi-annual dividend payments (whether consecutive or not) on the Series F Preferred Stock, a majority of the holders of the Series F Preferred Stock would have the right to elect two new directors to our board of directors. If we do not make four quarterly dividend payments (whether consecutive or not) on either our 12.25% Preferred Stock or our 13% Preferred Stock, a majority of the holders of the respective series of preferred stock would each have the right to elect two new directors each to Dobson’s board. Under these circumstances, the expansion of our board of directors by six new members would not constitute a change of control under the indentures governing our outstanding notes or Dobson Cellular’s senior secured credit facility.

      We determined that it was in our best interests to defer payment of preferred stock dividends, and instead to use our cash to reduce outstanding indebtedness, to increase liquidity and for general corporate purposes.

Capital Expenditures and Commitments

      Our capital expenditures were $117.8 million for the nine months ended September 30, 2004. We plan to spend approximately $140 million for capital expenditures in 2004. The majority of these planned expenditures that occurred during the first nine months of 2004 were in relation to the build-out of our GSM/ GPRS/ EDGE network. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions. We may require additional financing for future acquisitions, to refinance our debt at its final maturities and to meet the mandatory redemption provision on our senior exchangeable preferred stock.

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

      We are obligated under a purchase and license agreement with Nortel Networks Corp. to purchase approximately $90 million of GSM/ GPRS/ EDGE related products and services prior to June 9, 2007. If we fail to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 20% of the portion of the $90 million commitment that remains unfulfilled. As of October 15, 2004, $19.8 million of this commitment has been fulfilled.

Contractual Obligations

      We have not had a material change, except for the agreement with Nortel as stated above, in the resources required for scheduled repayment of contractual obligations from the table of Contractual Cash Obligations included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet financing arrangements or liabilities. In addition, we do not have any majority-owned subsidiaries or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements.

Forward-Looking Statements

      The description of our plans and expectations set forth herein, including planned capital expenditures and acquisitions and expectations regarding gross subscriber additions, average monthly revenue per subscriber and our liquidity, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans and expectations involve a number of risks and uncertainties. Important factors that could cause actual capital expenditures, acquisition activity or our performance to differ materially from the plans and expectations include, without limitation, our ability to satisfy the financial covenants of our outstanding debt and preferred stock instruments and to raise additional capital; our ability to manage our business successfully and to compete effectively in our wireless business against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than those of ours; and adverse regulatory changes. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in our business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

      At September 30, 2004, we had long-term debt outstanding of $2.4 billion, of which, $565.5 million bears interest at floating rates. These rates averaged 4.6% for the nine months ended September 30, 2004. One percentage point of an interest rate adjustment would have changed our cash interest payments on an annual basis by approximately $5.7 million. We used a portion of the proceeds from the sale by DCS of $825 million of senior secured notes in November 2004 to repay all outstanding borrowings under DCS’ credit agreement. Of the senior secured notes sold by DCS, $250.0 million bear interest at a variable rate based on LIBOR. This was the only variable rate debt we had outstanding upon completion of the offering and repayment of the borrowings under the DCS credit agreement.

      If the refinancing had happened on January 1, 2004, we would only have had $250.0 million, which bears interest at floating rates. These rates would have averaged LIBOR plus 4.75% for the nine months ended September 30, 2004. One percentage point of an interest rate adjustment would have changed our cash interest payments on an annual basis by approximately $2.5 million.

      The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates raise. Based on our market risk sensitive instruments outstanding at September 30, 2004, we have determined that there was no material risk exposure to our condensed consolidated financial position, results of operations or cash flows as of such date.

Item 4.	Controls and Procedures

      As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as required by Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. We did not effect any changes in our internal controls over financial reporting during the quarter ended September 30, 2004, that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      Beginning on October 22, 2004, securities class action lawsuits were filed against us and certain of our officers and/or directors in the United States District Court for the Western District of Oklahoma, alleging violations of the federal securities laws and seeking unspecified damages, purportedly on behalf of a class of purchasers of our publicly traded securities in the period between May 19, 2003 and August 9, 2004. In particular, the lawsuits allege that we concealed significant decreases in revenues and failed to disclose certain facts about our business, including that our rate of growth in roaming minutes was substantially declining, and that we had experienced negative growth in October 2003; that AT&T, our largest roaming customer, had notified us that it wanted to dispose of its equity interest in us that it had held since our initial public offering, significantly decreasing their interest in purchasing roaming capacity from us; that Bank of America intended to dispose of its substantial equity interest in us as soon as AT&T disposed of its equity interest in us; that we had been missing sales quotas and losing market share throughout the relevant period; and that we lacked the internal controls required to report meaningful financial results. In addition, the lawsuits allege that we issued various positive statements concerning our financial prospects and the continued growth in our roaming minutes, and that those statements were false and misleading. We intend to vigorously defend ourselves against the claims.

      We are in continuing discussions with the SEC regarding an informal inquiry regarding the timing of our disclosure that a controlling interest in us was pledged to secure a loan to Dobson CC Limited Partnership. We initially disclosed the pledge in September 2001, which we believe was timely, although the SEC disagrees with our position. The loan and pledge that are the subject of this inquiry no longer exist. Based on preliminary settlement discussions with the staff of the SEC, we do not believe that the matter will result in any fine or monetary penalty to us or any other party or otherwise have an adverse effect in any material respects on us.

      We are not currently aware of any additional or material changes to pending or threatened litigation against us or our subsidiaries that could have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      Not applicable

Item 3.	Defaults Upon Senior Securities

      On September 29, 2004, we announced that we would not declare or pay the cash dividends due on October 15, 2004 on our 12.25% Senior Preferred Stock or the November 1, 2004 cash dividend on our 13% Senior Preferred Stock. Unpaid dividends accrue interest at the stated dividend rates, compounded quarterly. In addition, so long as dividends on the senior preferred stock are deferred, we may not pay dividends on our Series F Convertible Preferred Stock and, as a result, we did not declare or pay the dividend due on that class of preferred stock on October 15, 2004. Unpaid dividends on the Series F Convertible Preferred Stock accrue additional dividends at 7%, compounded semi-annually. As of the date of this report, the total amount of accrued but unpaid dividends on our outstanding preferred stock was $10.8 million.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable

Item 5.	Other Information

      Not applicable

Item 6.	Exhibits

      The following exhibits are filed as a part of this report:

Exhibit			Method of
Numbers		Description	Filing

2.1		Purchase Agreement dated July 25, 2003 for ACC Escrow Corp. and American Cellular Corporation $900,000,000 10.0% Series A Senior Notes due 2011	(22)[2.3]
2.2		Purchase Agreement dated September 12, 2003 for Dobson Communications Corporation $650,000,000 8 7/8% Senior Notes due 2013	(25)[2.4]
2.3		Agreement and Plan of Merger of ACC Escrow Corp. and American Cellular Corporation	(25)[2.5]
3.1		Registrant’s Amended and Restated Certificate of Incorporation.	(6)[3.1]
3	.1.1	Registrant’s Certificate of Retirement of Preferred Stock dated January 7, 2003	(20)[3.1.1]
3	.1.2	Registrant’s Certificate of Retirement of Preferred Stock dated February 4, 2003	(20)[3.1.2]
3	.1.3	Registrant’s Certificate of Amendment of Certificate of Incorporation	(25)[3.1.3]
3	.1.4	Registrant’s Certificate of Retirement of Preferred Stock dated November 30, 2003	(26)[3.1.4]
3	.1.5	Registrant’s Certificate of Retirement of Preferred Stock dated December 31, 2003	(26)[3.1.5]
3	.1.6	Registrant’s Certificate of Retirement of Preferred Stock dated July 15, 2004	(30)[3.1.6]
3	.1.7	Registrant’s Certificate of Retirement of Preferred Stock dated September 1, 2004	(31)
3.2		Registrant’s Amended and Restated By-laws	(28)[3]
4.1		Amended, Restated, and Consolidated Revolving Credit and Term Loan Agreement dated as of January 18, 2000 among Dobson Operating Co., L.L.C., Banc of America Securities, LLC, Bank of America, N.A., Lehman Commercial Paper Inc. and TD Securities (USA) Inc., and First Union National Bank and PNC Bank, National Association, and the Lenders.	(6)[4.6]
4	.1.1	Amendment, Waiver and Consent to the Dobson Operating Co., L.L.C., Credit Agreement dated as of June 19, 2000 among Dobson Operating Co., L.L.C., as Borrower, Bank of America, N.A., as Administrative Agent, Required Lenders and Guarantors	(7)[10.2]
4	.1.2	Amendment and Consent dated November 24, 2000 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(10)[4.3.2]
4	.1.3	Amendment and Consent dated May 4, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(14)[4.1.3]
4	.1.4	Amendment dated August 1, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(14)[4.1.4]
4	.1.5	Amendment dated January 23, 2002 to the Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(14)[4.1.5]
4	.1.6	Second Amended, Restated and Consolidated Revolving Credit Agreement among Dobson Operating Co., LLC, as Borrower, the Lenders party thereto, as Lenders, and Lehman Commercial Paper, Inc., as Administrative Agent, dated September 26, 2003	(23)[4.1.6]

Exhibit			Method of
Numbers		Description	Filing

4.2		Indenture dated December 23, 1998 between Dobson/Sygnet Communications Company, as Issuer, and United States Trust Company of New York, as Trustee.	(2)[4.1]
4	.2.1	Supplemental Indenture dated October 23, 2003 by and between Dobson/Sygnet Communications Company and The Bank of New York, as Successor to The United States Trust Company of New York, as Trustee	(24)[4.2.1]
4.3		Form of Common Stock Certificate.	(6)[4.16]
4.4		Indenture dated June 22, 2000 by the Registrant and United States Trust Company of New York, as Trustee	(7)[4]
4.5		Senior Debt Indenture dated as of July 18, 2001, between the Registrant and The Bank of New York, as Trustee	(11)[4.2]
4	.6.1	Subordinated Debt Indenture dated as of July 18, 2001 between the Registrant and The Bank of New York, as Trustee	(11)[4.3]
4	.6.2	Certificate of Trust for Dobson Financing Trust	(11)[4.4]
4.7		Declaration of Trust for Dobson Financing Trust	(11)[4.5]
4.8		Indenture dated as February 28, 1997 between the Registrant and United States Trust Company of New York, as Trustee	(4)[4.6]
4.9		Credit agreement among the Agents and Lenders named therein and Sygnet Wireless Inc. (f/k/a Dobson/Sygnet Operating Company) dated December 22, 1998	(3)[4.4]
4.10		Form of Certificate of Designation of the Powers, Preferences and Relative, Optional and Other Special Rights of the Registrant’s Series F Convertible Preferred Stock	(22)[4.12]
4	.10.1	Certificate of Correction of Certificate of Designation of Series F Convertible Preferred Stock	(22)[4.12.1]
4.11		Indenture dated August 8, 2003 between ACC Escrow Corp. and Bank of Oklahoma, National Association, as Trustee	(22)[4.13]
4	.11.1	First Supplemental Indenture dated August 19, 2003 between American Cellular Corporation, certain Guarantors and Bank of Oklahoma, National Association, as Trustee	(22)[4.13.1]
4.12		First Supplemental Indenture dated August 19, 2003 with reference to Indenture dated March 14, 2001, between American Cellular Corporation, ACC Acquisition LLC, Subsidiary Guarantors and Bank of Oklahoma, related to the issuance by American Cellular Corporation of its 9 1/2% Subordinated Notes due 2009	(22)[4.14]
4.13		8 7/8% Senior Note Indenture dated as of September 26, 2003 by Dobson Communications Corporation and Bank of Oklahoma, National Association, as Trustee	(23)[4.14]
10.1		Registrant’s 2002 Employee Stock Purchase Plan	(16)[10.1]
10	.1.1*	Registrant’s 1996 Stock Option Plan, as amended.	(3)[10.1.1]
10	.1.2*	2000-1 Amendment to the DCC 1996 Stock Option Plan.	(6)[10.1.3]
10	.1.3*	Dobson Communications Corporation 2000 Stock Incentive Plan.	(6)[10.1.4]
10	.2*	Registrant’s 2002 Stock Incentive Plan	(16)[10.2]
10	.3.1*	Letter dated June 3, 1996 from Registrant to Bruce R. Knooihuizen describing employment arrangement.	(4)[10.3.2]
10	.3.2*	Letter dated October 15, 1996 from Fleet Equity Partners to Justin L. Jaschke regarding director compensation.	(4)[10.3.3]
10	.3.3*	Letter dated October 28, 1997 from Registrant to R. Thomas Morgan describing employment arrangement.	(1)[10.3.5]

Exhibit			Method of
Numbers		Description	Filing

10	.3.4*	Letter dated August 25, 1998 from Registrant to Richard D. Sewell, Jr. describing employment arrangement.	(3)[10.3.6]
10	.3.5*	Consulting Agreement dated December 21, 1998 between Registrant and Albert H. Pharis, Jr.	(3)[10.3.7]
10.4		Operating Agreement dated January 16, 1998, as amended, between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc.	(6)[10.4.4]
10	.4.1	Second Addendum to Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and Dobson Cellular Systems, Inc. and its Affiliates dated May 8, 2002	(15)[10.5.1]
10	.4.2	Fourth Addendum to Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and Dobson Cellular Systems, Inc. and its Affiliates dated July 11, 2003	(21)[10.9.2]
10	.5†	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated as of November 16, 2001.	(14)[10.6]
10	.5.1†	Amendment No. 1 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated August 5, 2002.	(17)[10.6.1]
10	.5.2†	Amendment No. 2 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated June 9, 2004	(31)
10.6		Second Amended and Restated Partnership Agreement of Gila River Cellular General Partnership dated September 30, 1997	(5)[10.8]
10.7		Stockholder and Investor Rights Agreement dated January 31, 2000 among the Registrant and the Shareholders listed therein (without exhibits).	(6)[10.7.2.3]
10	.7.1	Amendment No. 1 to Stockholder and Investor rights Agreement among AT&T Wireless Services, Inc., the Registrant, and certain other parties	(9)[10.4]
10	.8*	Form of Dobson Communications Corporation Director Indemnification Agreement.	(6)[10.9]
10.9		Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC between AT&T Wireless JV Co. and Dobson JV Company dated as of February 25, 2000.	(8)[10.1]
10.10		Amended and Restated Supplemental Agreement among AT&T Wireless, Dobson Communications Corporation, Dobson CC Limited Partnership, and other signatories thereto, dated February 25, 2000.	(8)[10.1.1]
10.11		Amended and Restated Management Agreement between Dobson Cellular Systems, Inc. and ACC Acquisition LLC dated as of February 25, 2000.	(8)[10.2]
10	.11.1	Management Agreement between Dobson Cellular Systems, Inc. and American Cellular Corporation effective as of August 19, 2003	(22)[10.14.1]
10.12		Amended and Restated Operating Agreement dated February 25, 2000 by and between AT&T Wireless Services, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(8)[10.3]
10	.12.1	Addendum to Amended and Restated Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and ACC Acquisition LLC and its Affiliates dated May 8, 2002	(15)[10.16.1]
10.13		Amended and Restated Operating Agreement dated February 25, 2000 by and between Dobson Cellular Systems, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(8)[10.4]
10.14		Asset Purchase Agreement dated October 29, 2001 by and between Dobson Cellular Systems, Inc., and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(12)[10.22]

Exhibit			Method of
Numbers		Description	Filing

10.15		Asset Purchase Agreement dated December 6, 2001 by and between Dobson Cellular System, Inc., and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(13)[10.1]
10	.16†	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002 between Cingular Wireless, LLC, and its affiliates, and Dobson Cellular Systems, Inc., and its affiliates.	(14)[10.23]
10.17		Master Services Agreement between Dobson Cellular Systems, Inc. and Convergys Information Management Group Inc. dated December 1, 2002.	(18)[10.24]
10.18		Asset Exchange Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(19)[10.1]
10.19		Transition Services Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(19)[10.2]
10.20		Master Lease Agreement dated as of December 23, 2002 between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(19)[10.3]
10	.21†	Roaming Agreement for GSM/GPRS between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc. dated July 11, 2003	(21)[10.28]
10	.22†	GSM/GPRS Operating Agreement between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc. dated July 11, 2003, as amended	(21)[10.29]
10	.23†	Roaming Agreement for GSM/GPRS between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(21)[10.30]
10	.24†	GSM/GPRS Operating Agreement between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(21)[10.31]
10	.25†	Second Amended and Restated TDMA Operating Agreement between AT&T Wireless Services, Inc. on behalf of itself and its affiliates and ACC Acquisition LLC, on behalf of itself, American Cellular Corporation and their respective affiliates dated July 11, 2003	(21)[10.32]
10.26		Tax Allocation Agreement dated August 19, 2003, between Dobson Communications Corporation and American Cellular Corporation	(22)[10.33]
10.27		Registration Rights Agreement dated as of August 8, 2003 by and between ACC Escrow Corp. as Issuer, American Cellular Corporation, certain Guarantors listed on Schedule A and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated, as Initial Purchasers	(22)[10.34]
10.28		Registration Rights Agreement dated August 19, 2003 between Dobson Communications Corporation and holders of Class A Common Stock and Series F Convertible Preferred Stock	(22)[10.35]
10.29		Registration Rights Agreement between Dobson Communications Corporation and Bank of America, N.A. dated as of March 15, 2002	(22)[10.36]
10.30		Registration Rights Agreement dated September 26, 2003 among Dobson Communications Corporation, Lehman Brothers, Inc., Morgan Stanley & Co., Incorporated, and Bear, Stearns & Co., Inc.	(23)[10.37]
10.31		Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003	(24)[10.38]
10	.31.1	Amendment No. 1 dated March 9, 2004, to Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003.	(27)[4]

Exhibit			Method of
Numbers		Description	Filing

10	.31.2	Amendment No. 2 dated May 7, 2004, to Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003.	(29)[10.32.2]
10.32		Guarantee and Collateral Agreement by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003	(24)[10.39]
10.33		Escrow Agreement dated August 8, 2003 by and between ACC Escrow Corp. and Bank of Oklahoma, National Association, as trustee and escrow agent	(25)[10.40]
10.34		Registration Rights Agreement dated as of September 26, 2003 by and among Dobson Communications Corporation, Lehman Brothers Inc., Morgan Stanley & Co. Incorporated and Bear, Stearns & Co. Inc.	(25)[10.41]
31.1		Rule 13a-14(a) Certification by our Chairman and Chief Executive Officer.	(31)
31.2		Rule 13a-14(a) Certification by our Chief Financial Officer.	(31)
32.1		Section 1350 Certification by our Chairman and Chief Executive Officer.	(31)
32.2		Section 1350 Certification by our Chief Financial Officer.	(31)

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-71633), as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 15, 1997 and amended on November 6, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-90759), as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 6, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 9, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s current report on Form 8-K/ A on February 22, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-64916), as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 20, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to the Registrant’s current report on Form 8-K on May 16, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to the Registrant’s current report on Form 8-K on June 14, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(19)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on January 8, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(20)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(21)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 28, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(22)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on September 18, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(23)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 2, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(24)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 29, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(25)	Filed as an exhibit to the Registration Statement on Form S-4 (Registration No. 333-110380) as the exhibit number indicated in brackets and incorporated by reference herein.

(26)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(27)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on March 22, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(28)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on April 8, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(29)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(30)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(31)	Filed herewith.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOBSON COMMUNICATIONS CORPORATION

Date: November 9, 2004

/s/ EVERETT R. DOBSON

Everett R. Dobson
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2004

/s/ BRUCE R. KNOOIHUIZEN

Bruce R. Knooihuizen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit			Method of
Numbers		Description	Filing

2.1		Purchase Agreement dated July 25, 2003 for ACC Escrow Corp. and American Cellular Corporation $900,000,000 10.0% Series A Senior Notes due 2011	(22)[2.3]
2.2		Purchase Agreement dated September 12, 2003 for Dobson Communications Corporation $650,000,000 8 7/8% Senior Notes due 2013	(25)[2.4]
2.3		Agreement and Plan of Merger of ACC Escrow Corp. and American Cellular Corporation	(25)[2.5]
3.1		Registrant’s Amended and Restated Certificate of Incorporation.	(6)[3.1]
3	.1.1	Registrant’s Certificate of Retirement of Preferred Stock dated January 7, 2003	(20)[3.1.1]
3	.1.2	Registrant’s Certificate of Retirement of Preferred Stock dated February 4, 2003	(20)[3.1.2]
3	.1.3	Registrant’s Certificate of Amendment of Certificate of Incorporation	(25)[3.1.3]
3	.1.4	Registrant’s Certificate of Retirement of Preferred Stock dated November 30, 2003	(26)[3.1.4]
3	.1.5	Registrant’s Certificate of Retirement of Preferred Stock dated December 31, 2003	(26)[3.1.5]
3	.1.6	Registrant’s Certificate of Retirement of Preferred Stock dated July 15, 2004	(30)[3.1.6]
3	.1.7	Registrant’s Certificate of Retirement of Preferred Stock dated September 1, 2004	(31)
3.2		Registrant’s Amended and Restated By-laws	(28)[3]
4.1		Amended, Restated, and Consolidated Revolving Credit and Term Loan Agreement dated as of January 18, 2000 among Dobson Operating Co., L.L.C., Banc of America Securities, LLC, Bank of America, N.A., Lehman Commercial Paper Inc. and TD Securities (USA) Inc., and First Union National Bank and PNC Bank, National Association, and the Lenders.	(6)[4.6]
4	.1.1	Amendment, Waiver and Consent to the Dobson Operating Co., L.L.C., Credit Agreement dated as of June 19, 2000 among Dobson Operating Co., L.L.C., as Borrower, Bank of America, N.A., as Administrative Agent, Required Lenders and Guarantors	(7)[10.2]
4	.1.2	Amendment and Consent dated November 24, 2000 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(10)[4.3.2]
4	.1.3	Amendment and Consent dated May 4, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(14)[4.1.3]
4	.1.4	Amendment dated August 1, 2001 to Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(14)[4.1.4]
4	.1.5	Amendment dated January 23, 2002 to the Amended, Restated and Consolidated Revolving Credit and Term Loan Agreement	(14)[4.1.5]
4	.1.6	Second Amended, Restated and Consolidated Revolving Credit Agreement among Dobson Operating Co., LLC, as Borrower, the Lenders party thereto, as Lenders, and Lehman Commercial Paper, Inc., as Administrative Agent, dated September 26, 2003	(23)[4.1.6]
4.2		Indenture dated December 23, 1998 between Dobson/Sygnet Communications Company, as Issuer, and United States Trust Company of New York, as Trustee.	(2)[4.1]
4	.2.1	Supplemental Indenture dated October 23, 2003 by and between Dobson/Sygnet Communications Company and The Bank of New York, as Successor to The United States Trust Company of New York, as Trustee	(24)[4.2.1]
4.3		Form of Common Stock Certificate.	(6)[4.16]
4.4		Indenture dated June 22, 2000 by the Registrant and United States Trust Company of New York, as Trustee	(7)[4]

Exhibit			Method of
Numbers		Description	Filing

4.5		Senior Debt Indenture dated as of July 18, 2001, between the Registrant and The Bank of New York, as Trustee	(11)[4.2]
4	.6.1	Subordinated Debt Indenture dated as of July 18, 2001 between the Registrant and The Bank of New York, as Trustee	(11)[4.3]
4	.6.2	Certificate of Trust for Dobson Financing Trust	(11)[4.4]
4.7		Declaration of Trust for Dobson Financing Trust	(11)[4.5]
4.8		Indenture dated as February 28, 1997 between the Registrant and United States Trust Company of New York, as Trustee	(4)[4.6]
4.9		Credit agreement among the Agents and Lenders named therein and Sygnet Wireless Inc. (f/k/a Dobson/Sygnet Operating Company) dated December 22, 1998	(3)[4.4]
4.10		Form of Certificate of Designation of the Powers, Preferences and Relative, Optional and Other Special Rights of the Registrant’s Series F Convertible Preferred Stock	(22)[4.12]
4	.10.1	Certificate of Correction of Certificate of Designation of Series F Convertible Preferred Stock	(22)[4.12.1]
4.11		Indenture dated August 8, 2003 between ACC Escrow Corp. and Bank of Oklahoma, National Association, as Trustee	(22)[4.13]
4	.11.1	First Supplemental Indenture dated August 19, 2003 between American Cellular Corporation, certain Guarantors and Bank of Oklahoma, National Association, as Trustee	(22)[4.13.1]
4.12		First Supplemental Indenture dated August 19, 2003 with reference to Indenture dated March 14, 2001, between American Cellular Corporation, ACC Acquisition LLC, Subsidiary Guarantors and Bank of Oklahoma, related to the issuance by American Cellular Corporation of its 9 1/2% Subordinated Notes due 2009	(22)[4.14]
4.13		8 7/8% Senior Note Indenture dated as of September 26, 2003 by Dobson Communications Corporation and Bank of Oklahoma, National Association, as Trustee	(23)[4.14]
10.1		Registrant’s 2002 Employee Stock Purchase Plan	(16)[10.1]
10	.1.1*	Registrant’s 1996 Stock Option Plan, as amended.	(3)[10.1.1]
10	.1.2*	2000-1 Amendment to the DCC 1996 Stock Option Plan.	(6)[10.1.3]
10	.1.3*	Dobson Communications Corporation 2000 Stock Incentive Plan.	(6)[10.1.4]
10	.2*	Registrant’s 2002 Stock Incentive Plan	(16)[10.2]
10	.3.1*	Letter dated June 3, 1996 from Registrant to Bruce R. Knooihuizen describing employment arrangement.	(4)[10.3.2]
10	.3.2*	Letter dated October 15, 1996 from Fleet Equity Partners to Justin L. Jaschke regarding director compensation.	(4)[10.3.3]
10	.3.3*	Letter dated October 28, 1997 from Registrant to R. Thomas Morgan describing employment arrangement.	(1)[10.3.5]
10	.3.4*	Letter dated August 25, 1998 from Registrant to Richard D. Sewell, Jr. describing employment arrangement.	(3)[10.3.6]
10	.3.5*	Consulting Agreement dated December 21, 1998 between Registrant and Albert H. Pharis, Jr.	(3)[10.3.7]
10.4		Operating Agreement dated January 16, 1998, as amended, between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc.	(6)[10.4.4]
10	.4.1	Second Addendum to Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and Dobson Cellular Systems, Inc. and its Affiliates dated May 8, 2002	(15)[10.5.1]

Exhibit			Method of
Numbers		Description	Filing

10	.4.2	Fourth Addendum to Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and Dobson Cellular Systems, Inc. and its Affiliates dated July 11, 2003	(21)[10.9.2]
10	.5†	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated as of November 16, 2001.	(14)[10.6]
10	.5.1†	Amendment No. 1 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation dated August 5, 2002.	(17)[10.6.1]
10	.5.2†	Amendment No. 2 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated June 9, 2004	(31)
10.6		Second Amended and Restated Partnership Agreement of Gila River Cellular General Partnership dated September 30, 1997	(5)[10.8]
10.7		Stockholder and Investor Rights Agreement dated January 31, 2000 among the Registrant and the Shareholders listed therein (without exhibits).	(6)[10.7.2.3]
10	.7.1	Amendment No. 1 to Stockholder and Investor rights Agreement among AT&T Wireless Services, Inc., the Registrant, and certain other parties	(9)[10.4]
10	.8*	Form of Dobson Communications Corporation Director Indemnification Agreement.	(6)[10.9]
10.9		Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC between AT&T Wireless JV Co. and Dobson JV Company dated as of February 25, 2000.	(8)[10.1]
10.10		Amended and Restated Supplemental Agreement among AT&T Wireless, Dobson Communications Corporation, Dobson CC Limited Partnership, and other signatories thereto, dated February 25, 2000.	(8)[10.1.1]
10.11		Amended and Restated Management Agreement between Dobson Cellular Systems, Inc. and ACC Acquisition LLC dated as of February 25, 2000.	(8)[10.2]
10	.11.1	Management Agreement between Dobson Cellular Systems, Inc. and American Cellular Corporation effective as of August 19, 2003	(22)[10.14.1]
10.12		Amended and Restated Operating Agreement dated February 25, 2000 by and between AT&T Wireless Services, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(8)[10.3]
10	.12.1	Addendum to Amended and Restated Operating Agreement between AT&T Wireless Services, Inc. and its Affiliates and ACC Acquisition LLC and its Affiliates dated May 8, 2002	(15)[10.16.1]
10.13		Amended and Restated Operating Agreement dated February 25, 2000 by and between Dobson Cellular Systems, Inc., on behalf of itself and its Affiliates (as defined therein) and ACC Acquisition L.L.C., on behalf of itself and its Affiliates (as defined therein).	(8)[10.4]
10.14		Asset Purchase Agreement dated October 29, 2001 by and between Dobson Cellular Systems, Inc., and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(12)[10.22]
10.15		Asset Purchase Agreement dated December 6, 2001 by and between Dobson Cellular System, Inc., and Cellco Partnership, a Delaware general partnership, d/b/a/ Verizon Wireless	(13)[10.1]
10	.16†	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002 between Cingular Wireless, LLC, and its affiliates, and Dobson Cellular Systems, Inc., and its affiliates.	(14)[10.23]
10.17		Master Services Agreement between Dobson Cellular Systems, Inc. and Convergys Information Management Group Inc. dated December 1, 2002.	(18)[10.24]

Exhibit			Method of
Numbers		Description	Filing

10.18		Asset Exchange Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(19)[10.1]
10.19		Transition Services Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(19)[10.2]
10.20		Master Lease Agreement dated as of December 23, 2002 between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(19)[10.3]
10	.21†	Roaming Agreement for GSM/GPRS between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc. dated July 11, 2003	(21)[10.28]
10	.22†	GSM/GPRS Operating Agreement between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc. dated July 11, 2003, as amended	(21)[10.29]
10	.23†	Roaming Agreement for GSM/GPRS between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(21)[10.30]
10	.24†	GSM/GPRS Operating Agreement between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(21)[10.31]
10	.25†	Second Amended and Restated TDMA Operating Agreement between AT&T Wireless Services, Inc. on behalf of itself and its affiliates and ACC Acquisition LLC, on behalf of itself, American Cellular Corporation and their respective affiliates dated July 11, 2003	(21)[10.32]
10.26		Tax Allocation Agreement dated August 19, 2003, between Dobson Communications Corporation and American Cellular Corporation	(22)[10.33]
10.27		Registration Rights Agreement dated as of August 8, 2003 by and between ACC Escrow Corp. as Issuer, American Cellular Corporation, certain Guarantors listed on Schedule A and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated, as Initial Purchasers	(22)[10.34]
10.28		Registration Rights Agreement dated August 19, 2003 between Dobson Communications Corporation and holders of Class A Common Stock and Series F Convertible Preferred Stock	(22)[10.35]
10.29		Registration Rights Agreement between Dobson Communications Corporation and Bank of America, N.A. dated as of March 15, 2002	(22)[10.36]
10.30		Registration Rights Agreement dated September 26, 2003 among Dobson Communications Corporation, Lehman Brothers, Inc., Morgan Stanley & Co., Incorporated, and Bear, Stearns & Co., Inc.	(23)[10.37]
10.31		Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003	(24)[10.38]
10	.31.1	Amendment No. 1 dated March 9, 2004, to Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003.	(27)[4]
10	.31.2	Amendment No. 2 dated May 7, 2004, to Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003.	(29)[10.32.2]
10.32		Guarantee and Collateral Agreement by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003	(24)[10.39]
10.33		Escrow Agreement dated August 8, 2003 by and between ACC Escrow Corp. and Bank of Oklahoma, National Association, as trustee and escrow agent	(25)[10.40]

Exhibit		Method of
Numbers	Description	Filing

10.34	Registration Rights Agreement dated as of September 26, 2003 by and among Dobson Communications Corporation, Lehman Brothers Inc., Morgan Stanley & Co. Incorporated and Bear, Stearns & Co. Inc.	(25)[10.41]
31.1	Rule 13a-14(a) Certification by our Chairman and Chief Executive Officer.	(31)
31.2	Rule 13a-14(a) Certification by our Chief Financial Officer.	(31)
32.1	Section 1350 Certification by our Chairman and Chief Executive Officer.	(31)
32.2	Section 1350 Certification by our Chief Financial Officer.	(31)

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-71633), as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 15, 1997 and amended on November 6, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-90759), as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 6, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 9, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s current report on Form 8-K/ A on February 22, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-64916), as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 20, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to the Registrant’s current report on Form 8-K on May 16, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to the Registrant’s current report on Form 8-K on June 14, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(19)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on January 8, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(20)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(21)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 28, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(22)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on September 18, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(23)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 2, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(24)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 29, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(25)	Filed as an exhibit to the Registration Statement on Form S-4 (Registration No. 333-110380) as the exhibit number indicated in brackets and incorporated by reference herein.

(26)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(27)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on March 22, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(28)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on April 8, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(29)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(30)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(31)	Filed herewith.