Form 10-K
period 2004-12-31
DOBSON COMMUNICATIONS CORP
filed 2005-03-16
CIK 1035985

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Class A common stock, $.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      As of March 4, 2005, there were 114,479,163 shares of registrant’s $.001 par value Class A common stock outstanding and 19,418,021 shares of the registrant’s $.001 par value Class B common stock outstanding. Based upon the closing price for the registrant’s Class A common stock on the Nasdaq National Market as of June 30, 2004, (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of 111,992,184 shares of Class A common stock held by non-affiliates of the registrant was approximately $365,094,520.
      Documents incorporated by reference: The information called for by Part III is incorporated by reference to the definitive proxy statement for the registrant’s 2005 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004.

DOBSON COMMUNICATIONS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

PART I

Item 1.	Business
Overview
      We are one of the largest providers of rural and suburban wireless communications services in the United States. We operate primarily in rural and suburban areas that provide sufficient size and scale to realize operational efficiencies while maintaining a strong local market presence. We believe that owning and operating a mix of rural and suburban wireless systems provides strong growth opportunities because we believe these systems currently have lower penetration rates, higher subscriber growth rates and less competition for subscribers than wireless systems located in larger metropolitan areas. In addition, our wireless systems are generally adjacent to major metropolitan statistical areas, or MSAs, that are characterized by a high concentration of expressway corridors and roaming activity.
      On August 19, 2003, we completed the acquisition of American Cellular, as a result of which American Cellular became a wholly owned indirect subsidiary of ours. Prior to August 19, 2003, American was owned by a joint venture between us and AT&T Wireless Services, Inc. AT&T Wireless was acquired by Cingular Wireless in October 2004 and renamed New Cingular Wireless Services. For purposes of this Form 10-K, we refer to New Cingular Wireless Services by its former name, AT&T Wireless. In addition, on October 23, 2003, we merged our indirect, wholly owned subsidiaries, Dobson/ Sygnet Communications Company, Sygnet Wireless, Inc., and Sygnet Communications, Inc. with and into our wholly owned subsidiary, Dobson Cellular. As a result of these mergers, and the acquisition and restructuring of American Cellular, our operations are encompassed in our two primary subsidiaries, Dobson Cellular and American Cellular. American Cellular does not guarantee any debt or other obligations of Dobson Cellular or us, and Dobson Cellular and we do not guarantee any debt or other obligations of American Cellular.
      At December 31, 2004, our wireless telephone systems, including Dobson Cellular’s network and American Cellular’s network, covered a total population of 11.8 million in 16 states, and we had approximately 1.6 million subscribers with an aggregate market penetration of 13.7%. We offer digital voice and feature services to all of our covered population through our Global System for Mobile Communications, or GSM, General Packet Radio Service, or GPRS, and Time Division Multiple Access, or TDMA, digital network. In 2004, we deployed GSM/ GPRS and Enhanced Data for GSM Evolution, or EDGE, digital technology on our network, which enables us to offer enhanced wireless data services. For the year ended December 31, 2004, we had total revenue of $1.0 billion, net loss applicable to common stockholders of $59.8 million and net loss applicable to common stockholders per common share of $0.45. At December 31, 2004, we had $2.5 billion of borrowings from notes and stockholders’ equity of $55.1 million.
Competitive Strengths
      We believe our competitive strengths include the following:
      Substantial Size and Scale. Dobson Communications is one of the largest rural and suburban providers of wireless communications services in the United States. We had total revenue of $1.0 billion for the year ended December 31, 2004.
      Strong Current Market Position. We have achieved significant market share by emphasizing digital technology, customer care and a commitment to the local community. We plan to attract additional subscribers by leveraging our GSM/ GPRS/ EDGE technologies, strategic roaming relationships, local sales channels, diverse service offerings, including national, regional and local rate plans and enhanced data offerings.
      Attractive Markets. Most of our markets have demonstrated positive demographic growth trends and generally have maintained a high population density relative to other rural and suburban markets, which we believe enables us to deploy and operate our network more efficiently. In addition, our markets have an average of four wireless service providers (including us), while larger metropolitan markets typically have six or more wireless service providers. Our markets generally are located near MSAs that have networks operated by our primary roaming partners, Cingular Wireless and AT&T Wireless. We believe penetration in rural and suburban markets is substantially less than in the major metropolitan markets, providing us with additional growth opportunities. We also benefit from the relatively high density of highway and other traffic corridors in most of our markets, which typically generate high roaming activity. Most of our licenses are 850 MHz licenses, which we believe generally provide the most cost-effective platform for delivering service to the end user in our rural and suburban markets.
      Advanced Digital Technology. We continue to increase the capacity and capabilities of our systems to attract additional subscribers, increase the use of our systems by existing subscribers, increase roaming activity and further enhance the overall efficiency of our network. We recently installed GSM/ GPRS/ EDGE technology on our network, which enables us to offer enhanced voice and data service plans to our own subscriber base and meet the needs of our roaming partners that utilize GSM/ GPRS/ EDGE technology.
      Established Operating History in Rural and Suburban Markets. We began providing wireless telephone service in 1990 in Oklahoma and the Texas Panhandle and have since expanded our wireless operations to include systems in rural and suburban markets covering a total population of 11.8 million as of December 31, 2004. We have gained substantial experience as an operator of wireless systems in rural and suburban markets, which we believe will enhance our future performance.
      Proven Acquisition and Integration Capabilities. We have integrated the operations of numerous acquired wireless systems into our existing operations to achieve economies of scale. We have generated efficiencies from the consolidation and centralized control of pricing, customer service and marketing, system design, engineering, purchasing, financial, administrative and billing functions. We believe our increased scale has enabled us to negotiate favorable prices and other terms from third-party service providers and equipment vendors.
Strategy
      The key elements of our strategy are:
      Drive ARPU Growth Through GSM/ GPRS/ EDGE Migration. During the first half of 2004, we completed deployment of our GSM/ GPRS/ EDGE network in substantially all of our markets and are currently marketing primarily GSM/ GPRS/ EDGE products. Our average revenue per unit, or ARPU, for GSM/ GPRS/ EDGE subscribers has been, and we expect it will continue to be, higher than our ARPU for TDMA subscribers as we focus our sales effort on higher ARPU voice plans and enhanced data services. We believe our GSM/ GPRS/ EDGE product offering provides a more attractive value proposition to our subscribers compared to our TDMA products, offering rate plans with larger home-rate areas, lower per-minute pricing, more advanced handsets and more extensive data services.
      Locally Focused Management. Our local management teams have day-to-day operating authority with the flexibility to respond to individual market requirements. We believe that our marketing and customer service functions are more effective when tailored to the local market population. We distribute our products primarily through retail outlets, a direct sales force, independent dealers and third party resellers, all of which foster a strong community presence for our products and operations.
      Strategic Roaming Relationships. We have developed strategic relationships with Cingular Wireless and AT&T Wireless, which operate wireless systems in MSAs near our wireless systems. These roaming agreements allow our subscribers and the subscribers of our roaming partners to roam on each other’s networks at favorable rates. Our roaming agreements with Cingular Wireless and AT&T Wireless designate us as the preferred provider of roaming service in substantially all of our markets where they do not have a network, and, under certain circumstances, provide that we are the exclusive provider of such services in our markets. We believe these strategic roaming relationships and agreements increase our roaming revenue and allow us to offer our subscribers attractive rate plans that include the footprints of our roaming partners as “home” territories.
      Implementation of GSM/ GPRS/ EDGE Technology. We recently deployed GSM/ GPRS/ EDGE technology over substantially our entire network. GSM/ GPRS/ EDGE technology is the digital technology being used by our primary roaming partners, Cingular Wireless and AT&T Wireless, and enables us to provide faster data services and provide our customers with smaller, more functional handsets. We expect that the GSM/ GPRS/ EDGE technology will enhance our service offering and allow us to increase the retention of our subscriber base. In addition, we will continue to have the ability to provide roaming service for Cingular Wireless and AT&T Wireless as they continue to convert their subscriber base to service plans utilizing GSM/ GPRS/ EDGE technology.
      Targeted Sales Efforts. We seek to attract subscribers who will generate high monthly revenue and low churn rates. We believe that our extensive network of local distribution channels and our focus on local customer service promote loyalty from our customers and provide us with a competitive advantage over larger wireless providers. We have tailored our marketing and distribution strategy to rely on local distributors in areas where locating a direct retail store might not be cost-effective based on the demographic characteristics of those areas.
      Introduce Enhanced Products and Services. We will continue to evaluate deployment of new and enhanced products and services on an ongoing basis to provide our customers with access to the best available wireless technology and to enhance our local service revenue. Some of these new technologies and features include wireless e-mail access and internet access, including Blackberry handheld devices, which we launched in late 2004 in many of our markets.
      Superior Customer Service. We support local customer service through retail stores, a direct sales force and regional customer service call centers that offer 24-hour services. The regional presence of our call centers enhances our knowledge of local markets, which improves our ability to provide customer service, credit and collection and order activation.
Operations
      These tables set forth information with respect to our existing wireless markets. Information with respect to populations in licensed areas is as of December 31, 2004 and is our estimate based upon the 2003 population estimates provided by MapInfo Corporation, a location software company. These estimates are adjusted to exclude those portions of rural service areas, or RSAs, and MSAs not covered by our licenses, as well as discontinued operations. Information with respect to subscribers is as of December 31, 2004. We determine market penetration by dividing the total number of subscribers in each of our Federal Communications Commission, or FCC, wireless licensed areas at the end of the period by the estimated total population covered by the applicable wireless license.
      The following table sets forth information with respect to our existing markets as of December 31, 2004 for Dobson Cellular and American Cellular and for Dobson Communications on a consolidated basis.

	Dobson	American	Dobson
	Cellular	Cellular	Communications

Alaska(1)
Anchorage, AK MSA	268,300		268,300
AK 1 RSA	91,800		91,800
AK 2 RSA	127,400		127,400
AK 3 RSA	73,300		73,300
Arizona
AZ 1 RSA	168,400		168,400
Illinois
Alton, IL MSA		21,800	21,800
Kansas
KS 5 RSA	117,000		117,000

	Dobson	American	Dobson
	Cellular	Cellular	Communications

Kentucky
KY 4 RSA		269,200	269,200
KY 5 RSA		167,200	167,200
KY 6 RSA		287,000	287,000
KY 8 RSA		126,500	126,500
Maryland
Cumberland, MD MSA	100,500		100,500
Hagerstown, MD MSA	133,500		133,500
MD 1 RSA	30,100		30,100
MD 3 RSA	209,100		209,100
Michigan(2)
MI 1 RSA		202,100	202,100
MI 2 RSA	115,300		115,300
MI 3 RSA	181,700		181,700
MI 4 RSA	144,400		144,400
MI 5 RSA	174,400		174,400
MI 10 RSA	139,200		139,200
Michigan PCS(3)	588,000		588,000
Minnesota
Duluth, MN MSA		244,500	244,500
MN 2 RSA		32,800	32,800
MN 3 RSA		58,700	58,700
MN 4 RSA		16,700	16,700
MN 5 RSA		217,600	217,600
MN 6 RSA		285,200	285,200
Missouri
MO 1 RSA	43,200		43,200
MO 2 RSA	23,000		23,000
MO 4 RSA	73,200		73,200
MO 5 RSA	13,700		13,700
New York(4)
NY 3 RSA	476,400		476,400
Orange County, NY MSA		349,800	349,800
Poughkeepsie, NY MSA		284,200	284,200
NY 5 RSA		395,900	395,900
NY 6 RSA		112,100	112,100
Ohio
Youngstown, OH MSA	478,100		478,100
OH 7 RSA		262,000	262,000
OH 10 RSA		62,700	62,700
OH 11 RSA	111,500		111,500

	Dobson	American	Dobson
	Cellular	Cellular	Communications

Oklahoma
OK 2 RSA	49,200		49,200
OK 5 RSA(5)	34,500		34,500
OK 6 RSA	225,000		225,000
OK 7 RSA(5)	118,500		118,500
Enid, OK MSA	58,000		58,000
NE Oklahoma PCS(6)		265,500	265,500
Pennsylvania
Sharon, PA MSA	118,600		118,600
Erie, PA MSA	278,200		278,200
PA 1 RSA	194,500		194,500
PA 2 RSA	85,900		85,900
PA 6 RSA	382,500		382,500
PA 7 RSA	217,200		217,200
PA 9 RSA		187,100	187,100
PA 10 RSA	49,900		49,900
Texas
TX 2 RSA(7)	89,000		89,000
TX 9 RSA	197,200		197,200
TX 10 RSA	346,100		346,100
TX 16 RSA	361,700		361,700
West Virginia
WV 2 RSA		76,700	76,700
WV 3 RSA		264,700	264,700
Wisconsin
Eau Claire, WI MSA		150,100	150,100
Wausau, WI MSA		127,700	127,700
WI 1 RSA		121,800	121,800
WI 2 RSA		87,200	87,200
WI 3 RSA		146,600	146,600
WI 4 RSA		126,800	126,800
WI 5 RSA		85,700	85,700
WI 6 RSA		34,000	34,000

Total population	6,687,500	5,069,900	11,757,400

Total subscribers	899,300	710,000	1,609,300

Total penetration	13.4%	14.0%	13.7%

(1)	We also own or lease some Alaska PCS licenses, which are not currently built out with our network. These PCS licenses pertain to the following basic trading areas, or BTAs: BTA 14, BTA 136 and BTA 221. These PCS licenses have a total population of 651,900, however, they overlap populations already covered by our cellular licenses of 567,300. Since our network does not cover these populations, the incremental population outside of our cellular license coverage area of 84,600, is not included in the table above.

(2)	In connection with our acquisition of the assets of RFB Cellular, Inc., or RFB, on December 29, 2004, we expect to acquire all or portions of PCS licenses pertaining to the following Michigan BTAs: BTA 11, BTA 132, BTA 307, BTA 345, BTA 390, BTA 409 and BTA 446. These PCS licenses have a total population of 1.3 million, however, 1.0 million of this population is already covered by our existing licenses. Since our network does not currently cover the remaining population of 0.3 million, this population is not included in the table above.

(3)	Michigan PCS licenses pertain to all or portions of the following BTAs, which were acquired in our acquisition of certain assets of NPI: BTA 11, BTA 169, BTA 241, BTA 307, BTA 310, BTA 345, BTA 390, BTA 409 and BTA 446. These PCS licenses have a total population of 1.2 million, however, they overlap populations already covered by our cellular licenses. Therefore, the incremental population outside of our cellular license coverage area of 588,000 is the population noted in our table above.

(4)	We also own Syracuse BTA 438, which covers a total population of 781,000. Our network does not currently cover these populations, thus, they are not included in the table above.

(5)	This market is owned by a partnership, of which Dobson Cellular owns approximately 65% interest.

(6)	NE Oklahoma PCS consists of the following BTAs: Oklahoma BTA 31, Kansas BTA 88 and portions of Missouri BTA 220, Oklahoma BTAs 311 and 448.

(7)	This market is owned by a partnership, of which Dobson Cellular owns approximately 62% interest.
Services and Features
      We solidify our commitment to our customers by placing a high priority on offering the latest products, services and competitive rate plans. We have a fully digital network and have introduced a wireless Internet product in an on-going effort to consistently deliver advanced services and technologies to our customers. We attempt to maximize the choices available to our customers by offering the latest lines of hand-held wireless phones from a wide variety of manufacturers. We design our rate plans to fit the specific needs of our customers, which we balance with our on-going objective to improve our operating results.
      Our primary service offering is wireless telephone service. We currently offer digital service using both the GSM/ GPRS/ EDGE digital standard and the TDMA digital standard in all of our wireless markets. In addition, we offer various custom-calling features, including voice mail, call forwarding, call waiting, three-way calling, no answer transfer, caller ID, message waiting indicator, sleep mode for longer battery life, voice-activated dialing, and mobile originated and mobile terminated short message service. The deployment of GSM/ GPRS/ EDGE technology allows us to provide more advanced wireless data services, thereby giving our subscribers the ability to access the Internet, to send and receive pictures and video, and to download games and music.
Marketing
      The following are key components of our marketing strategy:
      Branding. We offer wireless service under the CELLULARONE® trademark in all of our markets other than western Oklahoma and the Texas Panhandle, where we use and own the service mark DOBSON CELLULAR SYSTEMS®. We believe the national support offered by the Cellular One Group has enhanced our advertising exposure. We also believe that we have obtained significant marketing benefits from the high name recognition associated with this widely used service mark.
      We use the CELLULARONE® trademark pursuant to licensing agreements with the Cellular One Group. We pay licensing and advertising fees based upon the population of the licensed areas. Our licensing agreements with the Cellular One Group are for current five-year terms expiring on various dates on or after January 1, 2009. These agreements may be renewed at our option for an additional five-year term. From time-to-time, we may consider alternative brand name strategies and service marks.
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
      We focus our marketing programs on attracting subscribers that we believe are likely to generate high monthly revenue. We undertake extensive market research to identify and design marketing programs to attract these subscribers and tailor distinctive rate plans and roaming rates to emphasize the quality, value and advantage of our wireless service. We market our service offerings primarily through our direct sales force and company-owned retail stores. We also market our service offerings through our Internet site and a network of dealers, such as electronics stores, car dealerships and department stores. In addition to these traditional channels, our marketing team continuously evaluates other, less traditional, methods of distributing our services and products, such as direct mail programs.
      Segmented Rate Plans. We offer our subscribers a diverse array of rate plans, so that each subscriber can choose the plan that best fits that subscriber’s expected calling needs. We focus our offers to take advantage of our GSM/ GPRS/ EDGE network. Our offerings include our national rate plans, which use our networks, and those of other third party providers, mainly Cingular Wireless and AT&T Wireless, plus regional and local rate plans at a variety of pricing tiers. Our rate plans generally combine a fixed monthly access charge, a designated number of minutes-of-use, per minute usage charges for minutes in excess of the included amount and additional charges for certain custom-calling features. Most of our plans include some features such as voice mail, caller ID, call forwarding and call waiting. These plans offer value to the customer while enhancing airtime usage and revenue. Our goal is to offer plans that best fit our subscriber’s needs.
Sales and Distribution
      We sell and distribute our wireless services, phones and accessories primarily through four distribution channels: our retail stores, direct sales, independent dealers, and third party resellers. For the year ended December 31, 2004, approximately 60% of our gross subscriber additions were added through our retail stores, slightly over 5% were added by our direct sales force, slightly over 15% were added by our independent dealers and approximately 20% were added by third party resellers.
      As of December 31, 2004, we had approximately 230 retail stores and outlets, most of which can also handle general customer service matters, including inquiries regarding bills and existing service. Some of these stores are also authorized warranty repair centers. Our stores and our well-trained sales staff provide customer-friendly retail environments through extended hours, and by offering a large selection of products and services at convenient locations, which are designed to make the sales process quick and easy for the subscriber.
      We train our sales force in a manner designed to stress the importance of customer satisfaction. We believe that our direct sales force is able to select and screen new subscribers and select pricing plans that realistically match subscriber needs, and we compensate our sales force in part based on their success in meeting subscriber needs. As a result, we believe that our direct sales force reduces our marketing costs because our subscriber retention rate is higher than when we use independent dealers. As of December 31, 2004, we had approximately 110 employees in our direct sales force.
      As of December 31, 2004, we had contracts with approximately 385 independent dealers or agents. Those agents operate approximately 600 retail outlets in our markets. These agents allow us a third distribution channel by offering our services and equipment through retail outlets, such as car dealerships, electronics stores and national and regional retail chains.
      As of December 31, 2004, we had relationships with three major third party resellers. The relationships involve an agreed upon discounted price for our wireless services, and in return, the resellers market and sell services on our network and provide billing and customer service to the reseller subscribers.
      We have developed an after-sale telemarketing program which we believe helps to reduce our churn rates and enhance customer loyalty. This program, which is conducted by our sales force and customer service personnel, includes courtesy calls to our new customers and allows our sales staff to check customer satisfaction and offer our customers additional calling features.

Customer Service
      Customer service is an essential element of our marketing and operating philosophy. We seek to attract new subscribers and retain existing subscribers by providing high-quality customer service. Our customers benefit from a local staff, including an area manager, customer service field representatives, technical and engineering staff, sales representatives and installation and repair facilities. Local offices and installation and repair facilities allow us to better service our customers, schedule installations and make repairs. As of December 31, 2004, we managed five call centers, which service our markets. The regional presence of these call centers enhances our knowledge of the local markets, which improves our ability to provide customer service, credit and collection and order activation.
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
      Our two most significant roaming partners are Cingular Wireless and AT&T Wireless, which accounted for over 91% of our roaming traffic and 84% of our roaming revenue in 2004, respectively. We have entered into long-term roaming agreements with both Cingular Wireless and AT&T Wireless to provide their subscribers with GSM/ GPRS/ EDGE and TDMA services when they roam in our markets. These agreements also allow our subscribers to roam outside of our service area on the networks of Cingular Wireless and AT&T Wireless at rates we believe to be favorable.
      Cingular Wireless completed its acquisition of AT&T Wireless in October 2004. We are parties to GSM/ GPRS/ EDGE and TDMA roaming and operating agreements with both Cingular Wireless and AT&T Wireless. The roaming rates under the AT&T Wireless agreements are generally lower than the rates under the Cingular Wireless agreement. The AT&T Wireless agreements provide for limited exclusivity provisions. Although it is not certain what effect this merger will have on our roaming agreements, there is a risk that Cingular Wireless could effect certain restructurings of its operating subsidiaries in an attempt to make the terms of the AT&T Wireless roaming agreement applicable to all Cingular Wireless markets as well. If Cingular Wireless took any such actions and was successful, it could adversely effect our business and results of operations.
      Cingular Wireless. For the year ended December 31, 2004, Cingular Wireless’ customers accounted for approximately 39% of our roaming revenue, or approximately 8% of our total operating revenue. Under our Cingular Wireless roaming agreement, Cingular Wireless and we charge each other favorable roaming rates for usage of both GSM/ GPRS/ EDGE and TDMA in our respective markets. These rates have decreased over time through December 16, 2003, when the rates reached a floor that made them a fixed rate until December 31, 2008. Subject to certain limitations, we are a preferred roaming partner for GSM/ GPRS/ EDGE and TDMA services for substantially all of Cingular’s customers that roam in our markets. Our roaming agreement with Cingular Wireless requires that we maintain and provide certain call features and related services to roaming customers, such as call waiting, call forwarding, three-way calling, caller ID and voice mail. This roaming agreement may be terminated or suspended by either party if the FCC revokes a license covering a material portion of either party’s markets, or if either party fails to control subscriber fraud, fails to adhere to system technical requirements and upgrades or breaches any of the material terms of the roaming agreement. The roaming agreement expires on December 31, 2011.

      AT&T Wireless. For the year ended December 31, 2004, AT&T Wireless’ customers accounted for approximately 45% of our roaming revenue, or approximately 9% of our total operating revenue. Dobson Cellular’s roaming agreements with AT&T Wireless for both GSM/ GPRS/ EDGE and TDMA expire in July 2008, subject to earlier termination under certain circumstances, including the technical or commercial impracticability of using a party’s roaming network, the occurrence of an unacceptable level of unauthorized use, or the revocation or non-renewal of a party’s GSM license.
      The roaming agreements provide for negotiated roaming rates for GSM/ GPRS/ EDGE and TDMA in the respective markets of Dobson Cellular and AT&T Wireless. The rates are non-reciprocal. The TDMA rates are set through June 30, 2008. For GSM/ GPRS/ EDGE, the rates are fixed through June 30, 2006, subject to modification in limited circumstances. The rates in years 2007 and 2008 could decrease to a limited extent based on the average revenue per minute earned by AT&T Wireless from its subscribers.
      Subject to certain exceptions, through June 30, 2006, AT&T Wireless and its controlled affiliates have agreed not to expand their current GSM/ GPRS/ EDGE or TDMA footprint to directly or indirectly engage in a business that provides or resells, or grants a license that facilitates or enables the provision or resale of, facilities-based mobile wireless telecommunications services using GSM/ GPRS/ EDGE or TDMA on any spectrum in any of Dobson Cellular’s markets. Subject to the provisions of the roaming agreements, Dobson Cellular may elect to extend the exclusivity period for 2007 and 2008. AT&T Wireless’ current GSM/ GPRS/ EDGE footprint overlaps with approximately 2.3 million of the population covered by Dobson Cellular’s wireless licenses.
      AT&T Wireless may engage in investments, asset sales or other business combination transactions involving markets overlapping with Dobson Cellular if the overlap is less than 25% of the total markets in the transaction (measured by population). In such event, AT&T Wireless customers would no longer need to roam on Dobson Cellular’s systems in these markets.
      AT&T Wireless has agreed that its customers, when roaming in virtually all of Dobson Cellular’s markets, will seek GSM/ GPRS/ EDGE roaming service from Dobson Cellular prior to seeking such service from another carrier other than Cingular so long as Dobson Cellular is in compliance with the construction, operational and other requirements under the agreements.
      AT&T Wireless has agreed that its customers, when roaming in virtually all of Dobson Cellular’s markets, will seek TDMA roaming service from Dobson Cellular prior to seeking such service from another unaffiliated carrier so long as Dobson Cellular is in compliance with the construction, operational and other requirements under the roaming agreements.
      AT&T Wireless may terminate the preferred GSM/ GPRS/ EDGE roaming provider and limited exclusivity provisions of the agreements if Dobson Cellular ceases to be in compliance with the construction, operational and other requirements under the agreements, or if a major competitor of AT&T Wireless acquires Dobson Cellular.
      American Cellular’s roaming agreement with AT&T Wireless for TDMA expires in February 2020, although the roaming rates are established only through June 2007. The roaming agreement for GSM/ GPRS/ EDGE expires in July 2008, although the roaming rates are established only through June 2008, subject to earlier termination under certain circumstances, including the technical or commercial impracticability of using either party’s roaming network, the occurrence of an unacceptable level of unauthorized use, or the revocation or nonrenewal of either party’s GSM license. For GSM/ GPRS/ EDGE, the rates are fixed through June 30, 2006, subject to modification in limited circumstances. The rates in years 2007 and 2008 could decrease to a limited extent based on the average revenue per minute earned by AT&T Wireless from its subscribers.
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
      AT&T Wireless may engage in investments, asset sales or other business combination transactions involving markets overlapping with American Cellular if the overlap is less than 25% of the total markets in the transaction (measured by population); however, in such event, American Cellular will have the right to purchase from AT&T Wireless and its affiliates the markets constituting the overlap.
      AT&T Wireless has agreed that its customers, when roaming in any of American Cellular’s markets, will seek TDMA or GSM/ GPRS/ EDGE roaming service from American Cellular prior to seeking such service from another carrier so long as American Cellular is in compliance with the construction, operational and other requirements under the agreements.
      AT&T Wireless may terminate the preferred GSM/ GPRS/ EDGE roaming provider and limited exclusivity provisions of the agreements if American Cellular ceases to be in compliance with the construction, operational and other requirements under the agreements, or if a major competitor of AT&T Wireless acquires American Cellular.
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
      Connection Agreements. Our wireless network connects to the public-switched telephone network system through local exchange carriers. We have interconnection agreements with BellSouth, SBC (Ameritech, Southwestern Bell), Verizon (Bell Atlantic, GTE), Sprint, and Qwest (US West) and other local exchange carriers within our markets. The expiration dates of these agreements vary from one to three years. Upon expiration, the agreements automatically renew for six months to one year and can terminate with the mutual written consent by either party.
      Network Operations. Our network operations are monitored by regional network personnel, who provide monitoring on a real-time basis for items including alarm monitoring, power outages, tower lighting problems and traffic patterns.
      Cell Sites. As of December 31, 2004, we operated 2,379 cell sites. The majority of our cell sites are on towers we lease from a third-party.
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
      Digital Technology. During 2003 and 2004, we deployed our GSM/ GPRS/ EDGE network over our network. With this enhanced data network, we offer 28Kb to 36Kb GPRS data speeds and 100Kb to 120Kb EDGE data speeds to our subscribers and to subscribers of our roaming partners. GSM/ GPRS/ EDGE is the network technology choice for our two largest roaming partners, Cingular Wireless and AT&T Wireless.
      Our TDMA digital technology divides each channel into three voice circuits providing service to three simultaneous users instead of using the same spectrum for one analog voice circuit. Our digital services include digital voice circuits, short messaging services, message waiting indicator, increased battery life and caller ID services.
Competition
      We compete with one or more companies in our markets throughout our regions. In various markets, these companies include Alaska Communications Systems, Alltel, Cingular Wireless, Nextel, Rural Cellular, Sprint PCS and its affiliates, T-Mobile, US Cellular, Verizon Wireless and Western Wireless.
      Our industry has and continues to experience consolidation amongst competitors, which has led to a reduction in our total number of competitors. In addition to the recent acquisition of AT&T Wireless by Cingular, Sprint and Nextel Communication, Inc. recently announced that their boards of directors have unanimously approved a definitive agreement for a merger of equals. In addition, in January 2005, Alltel announced it had reached an agreement to purchase Western Wireless.
      The telecommunications industry is experiencing significant technological changes, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements and changes in consumer preferences and expectations. Accordingly, we expect competition in the wireless telecommunications industry to be dynamic and intense as a result of competitors and the development of new technologies, products and services. Many of our competitors have been operating for a number of years, operate nationwide systems, currently serve a substantial subscriber base and have significantly greater financial, personnel, technical, marketing, sales and distribution resources than we do. Some competitors market enhanced data services, such as single carrier radio transmission technology, or 1XRTT. In addition, the FCC requires all wireless carriers to provide for wireless number portability for their customers. Number portability enables wireless customers to change wireless carriers and retain their wireless telephone numbers. Number portability may result in an increase in churn throughout the industry.
      We compete against other facilities-based cellular carriers, PCS carriers and enhanced specialized mobile radio, or ESMR, carriers in each of our markets. We compete for customers based principally upon price, the services and enhancements offered, the quality of our system, customer service, system coverage and capacity. This competition may increase to the extent that licenses are transferred from smaller, standalone operators to larger, better-capitalized and more experienced wireless operators that may be able to offer consumers certain network advantages.
      The FCC has created potential sources of new competition by auctioning additional PCS licenses, as well as licenses for wireless communications services, local multipoint distribution service, 39 GHz service and 220 to 222 MHz service. Further, the FCC has just completed a re-auction of additional PCS licenses in the 1.9 GHz band, and has announced plans to auction licenses in the 4.9 GHz and 700 MHz bands that may be usable for mobile services. The FCC has also allocated an additional 90 MHz of spectrum (in the 1.7 GHz and 2.1 GHz bands) for advanced wireless services, and adopted service and auction rules for these bands. The FCC has announced that an auction of licenses to use this spectrum could commence as early as mid-2006. The FCC has also initiated a number of rulemaking proceedings to allocate additional spectrum to wireless use, much of which can be licensed for commercial wireless purposes. In the future, we may also compete more directly with traditional landline telephone service providers.
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
Regulation
      The wireless telecommunications industry is subject to extensive governmental regulation on the federal level and to varying degrees on the state level. The enactment of the Telecommunications Act of 1996 has had an impact on many aspects of this regulation. In addition, the federal and state regulatory schemes are regularly the subject of administrative rulemakings and judicial proceedings that are significant to us.
      Federal Regulation. The licensing, construction, modification, operation, ownership and acquisition of wireless telephone systems are subject to regulations and policies adopted by the FCC under the Communications Act of 1934, as amended, or the Communications Act. These regulations and policies govern, among other things, applications for licenses to construct and operate wireless communications systems, ownership of wireless licenses and the transfer of control or assignment of such licenses, and the ongoing technical and operational requirements under which wireless licensees must operate.
      Federal Licensing Requirements. We hold a variety of cellular, PCS, and microwave licenses, as authorized by the FCC. The FCC licenses cellular systems in accordance with 734 geographically defined market areas comprised of 306 MSAs and 428 RSAs. In each market, the FCC licenses two cellular systems operating on different 25 MHz frequency blocks designated as Block A and Block B. Apart from the different frequency blocks, there is no technical difference between the two cellular systems; and the operational requirements imposed on each by the FCC are the same. Under FCC rules, the authorized service area of a cellular provider in each of its markets is referred to as the cellular geographic service area, or CGSA. The CGSA may conform exactly to the boundaries of the FCC-designated MSA or RSA, or it may be smaller if a licensee has chosen not to provide services to certain areas. In almost all of our markets, our CGSA is virtually coterminous with the MSA or RSA boundary. In markets where this is not the case, the unserved area is sparsely populated.
      PCS licenses are awarded by the FCC for protected geographic service areas called major trading areas, or MTAs, and BTAs, which are defined by Rand McNally & Company. Under this scheme, the United States and its possessions and territories are divided into 493 BTAs, all of which are included within 51 MTAs. The PCS MTAs and BTAs cover different geographic areas than the MSAs and RSAs, and so a licensee for a cellular MSA license and a PCS BTA license in the same general geographic area may have overlapping coverage but not co-extensive coverage. Each PCS license authorizes operation on one of six frequency blocks allocated for broadband PCS. The FCC has allocated 120 MHz of radio spectrum in the 1.9 GHz band for licensed broadband PCS. The FCC divided the 120 MHz of spectrum into two 30 MHz blocks (A and B Blocks) licensed for each of the 51 MTAs, one 30 MHz block (C Block) licensed for each of the 493 BTAs, and three 10 MHz blocks (D, E and F Blocks) licensed for each of the 493 BTAs, for a total of more than 2,000 licenses. Some of the C Block licenses were subsequently divided into two 15 MHz blocks or three 10 MHz blocks.
      The FCC has adopted construction benchmarks for PCS licenses. All 30 MHz broadband PCS licensees must construct facilities that offer coverage to one-third of the population of their respective service areas within five years, and two-thirds of the population within ten years, of their initial license grants. All 10 MHz and 15 MHz Block licensees must construct facilities that offer coverage service to 25% of the service area within five years of their initial licenses, or make a showing of substantial service. While the FCC has granted limited extensions and waivers of these requirements, licensees that fail to meet the coverage requirements are subject to forfeiture of the license. We are in compliance with the applicable construction requirements that have arisen for the PCS licenses we currently hold. We expect to meet all future construction requirements as well.

      The FCC generally grants cellular and PCS licenses for terms of ten years that are renewable upon application to the FCC. Near the conclusion of the license term, we must file applications for renewal of licenses to obtain authority to operate for an additional 10-year term. To date, the FCC has renewed for a new ten-year term each of our licenses for which a renewal application was required. If the FCC were to find, after appropriate notice and hearing, that good cause existed, the FCC may deny our license renewal applications. However, the FCC will award a renewal expectancy to us if we meet certain standards of past performance. If we receive a renewal expectancy for our cellular licenses, the FCC will renew our existing cellular licenses without accepting competing applications. If we receive a renewal expectancy for our PCS licenses, our licenses would likely be renewed even if a competing application was filed by another party. To receive a renewal expectancy, we must show that we have provided “substantial” service during our past license term and have substantially complied with applicable FCC rules and policies and the Communications Act. The FCC defines “substantial” service as service which is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal. If a licensee does not receive a renewal expectancy, then the FCC will accept competing applications for the license, subject to a comparative hearing; and the FCC may award the license to another entity. To our knowledge, we have satisfied the “substantial service” standard in all of our markets.
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
      Cellular and PCS providers also must satisfy a variety of FCC requirements relating to technical and reporting matters. One requirement of cellular providers is the coordination of proposed frequency usage with adjacent cellular users, permittees and licensees in order to avoid interference between adjacent systems. In addition, the height and power of cellular base station transmitting facilities and the type of signals they emit must fall within specified parameters. PCS providers may not exceed a certain field strength limit at the market boundary without the consent of the neighboring PCS licensee. The FCC recently released an order addressing ways of reducing interference caused to public safety radio licensees in the 800 MHz band by enhanced specialized mobile radio, or ESMR, services (such as those offered by Nextel) and, more rarely, by cellular and other commercial mobile radio service, or CMRS, carriers operating within licensed parameters. The order places certain obligations on both ESMR and cellular providers to abate “unacceptable interference” caused to public safety communications to the extent such interference, even if in part, is caused by the SMR or cellular providers. Under certain conditions, ESMR and cellular providers may also need to provide prior notice of new cell site construction or modification. The new regulatory mandates adopted in this order that will become effective on April  11, 2005, could increase our costs. Furthermore, the order changes ESMR spectrum assignments and may enhance the ability of ESMR service providers to compete with us.
      In September 2002, the FCC adopted a Report and Order that removed or significantly reduced the impact of many outdated cellular rules, eliminated a number of technical requirements and granted additional technical and operational flexibility. Among the changes is a phase-out over a five-year period, which commenced on February 18, 2003, of the requirement that all cellular carriers provide analog service throughout their territory. These new rule changes have enabled us to operate more efficiently and to utilize our licensed spectrum more effectively in providing services that meet our customers’ requirements. The phase-out of cellular analog service is tied, in part, to accommodating the needs of the hearing impaired and their ability to utilize hearing aids with digital wireless phone service. In this regard, the FCC adopted another Report and Order in August 2003 requiring digital wireless phone manufacturers and providers of digital wireless services such as ourselves to take steps to develop and offer digital wireless handsets that are compatible with hearing aid devices. This order will increase our costs by requiring us to train our sales force on compatible digital handsets, comply with related reporting requirements, and engage in outreach efforts; these compliance efforts may increase the price of wireless handsets for consumers.
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
      Until April 4, 2005, the FCC prohibits a PCS licensee from interfering with existing licensees that operate certain fixed microwave systems within its license area. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC adopted a transition plan to relocate such microwave operators to other spectrum blocks and a cost sharing plan so that if the relocation of an incumbent benefits more than one PCS licensee, the benefiting PCS licensees will share the cost of the relocation. The transition and cost-sharing plans expire on April 4, 2005, at which time remaining microwave incumbents in the PCS spectrum will be responsible for their costs to relocate to alternate spectrum locations. To our knowledge, we have completed most of our relocation obligations (and related payments) for our PCS markets other than those acquired in recent transactions.
      Federal Ownership Restrictions. While the FCC does not restrict an entity’s ability to own interests in both cellular frequency blocks in an MSA market (the so-called “cellular cross interest rule”), the FCC has applied the cross interest rule to ownership interests in RSAs. However, effective February  14, 2005, the FCC eliminated the cellular cross interest rule in RSAs. The FCC also no longer enforces a particular limit on the amount of CMRS spectrum in which an entity may hold an attributable interest (formerly known as the “spectrum cap”). The FCC now engages in a case-by-case review of transactions that would raise concerns similar to those that the cellular cross interest rule (for RSAs) and the spectrum cap were designed to address. We believe these changes adopted by the FCC could further increase the ability of wireless operators to attract capital or to make investments in other wireless operators. Further, the FCC now permits licensees to lease spectrum under certain conditions. Spectrum leasing provides additional flexibility for wireless providers, including us, to structure transactions, along with additional business and investment opportunities. We have availed ourselves of spectrum leasing opportunities where they have served a purpose for us.
      The FCC may prohibit, or impose conditions on, transfers of licenses. The Communications Act requires prior FCC approval for substantive, non-pro forma transfers or assignments to or from us of a controlling interest in any license or construction permit, or of any rights thereunder. Although we cannot ensure that the FCC will approve or act in a timely fashion upon any future requests for approval of applications that we file, we have no reason to believe that the FCC would not approve or grant such requests or applications in due course. Because an FCC license, or a spectrum lease right in an FCC license, is necessary to lawfully provide cellular or PCS service, if the FCC were to disapprove any such filing our business plans would be adversely affected. In April 2004, the FCC instituted a streamlined transfer and assignment process, which allows certain assignment or transfer of control applications that do not raise competitive issues or involve certain classes of licenses and/or licensees, to be granted automatically within a very short time frame. In a Report and Order released September 2, 2004, the FCC adopted new immediate approval procedures for certain classes of transfer of control and assignment of license applications. Under these new procedures, certain assignment or transfer of control applications will be granted immediately, subject to reconsideration by the

FCC, either on its own motion or at the request of interested parties. Once effective, these rules could provide more expeditious access to any spectrum we may acquire through purchase or acquisition. While the Report and Order became effective on February 25, 2005, the new streamlining procedures will not take effect until additional governmental approvals are obtained.
      FCC rules restrict the voluntary assignments or transfers of control of certain PCS licenses in the C and F Blocks, the so-called Entrepreneurs’ Blocks, which were awarded in auctions in which bidding was limited to entities below a certain size and in which certain bidding enhancements (i.e., bidding credits and installment payment plans) were offered. We previously qualified for and presently hold some Entrepreneurs’ Block licenses, and so the restrictions on transfer of such licenses that apply during the first five years of the license term (or until the licensee satisfies the five-year construction benchmark), would not inhibit our ability to obtain such licenses. However, the FCC also requires that “entrepreneurs” must repay to the government all or part of any bidding credit they benefited from in the auction if they seek to transfer control of or assign an Entrepreneurs’ Block license to an entity that does not qualify for the same level of benefits at the time the transfer is made. Moreover, if a license is being paid for in installments, as allowed to certain holders of these “entrepreneurs” licenses, the FCC will condition its approval of a transfer or assignment on remittance of all unpaid principal and accrued interest if the proposed transferee or assignee does not qualify for the installment payment plan. These rules could affect our ability to assign or transfer control of our Entrepreneurs’ Block licenses or acquire such licenses from other entities.
      The Communications Act includes provisions that authorize the FCC to restrict the level of ownership that foreign nationals or their representatives, a foreign government or its representative or any corporation organized under the laws of a foreign country may have in us. The law permits indirect ownership of as much as 25 percent of our equity without the need for any action by the FCC. If the FCC determines that the public interest would be so served, it may revoke licenses or require an ownership restructuring in the event that such ownership exceeds the statutory 25 percent benchmark. The FCC generally permits, however, additional indirect ownership in excess of the statutory 25 percent benchmark where that interest is to be held by an entity or entities from member countries of the World Trade Organization. However, even for these types of investment, the FBI, Department of Justice, and Department of Homeland Security have, since the terrorist attacks of 9/11, taken a more proactive approach in assuring that foreign investment would not affect law enforcement access to necessary telecommunications facilities. For investors from countries that are not members of the World Trade Organization, the FCC will determine whether the home country of the foreign investor extends reciprocal treatment called “equivalent competitive opportunities” to U.S. entities. If these opportunities do not exist, the FCC may not permit investment beyond the 25 percent benchmark. While these restrictions could adversely affect our ability to attract additional equity financing, we have no knowledge that any foreign entity directly or indirectly owns a significant percentage of our capital stock, or that our ownership, as a whole, exceeds the statutory maximum. However, as a publicly-traded company we cannot know the exact amount of our stock that is held by foreign entities.
      General Regulatory Obligations. The Communications Act and the FCC’s rules impose a number of requirements upon cellular and PCS licensees. These requirements could increase our costs of doing business.
      We are obligated to pay annual regulatory fees and assessments to support the FCC’s regulation of the cellular and PCS industries, as well as fees necessary to support federal universal service programs, number portability regional database costs, centralized administration of telephone numbering, telecommunications relay service for the hearing-impaired and application filing fees. These fees may be recoverable from our subscribers, in whole or in part, as separate line-item charges.
      The FCC has adopted requirements for cellular, PCS and other CMRS providers to implement basic and enhanced 911, or E-911, services. These services provide state and local emergency service providers with the ability to better identify and locate 911 callers using wireless services, including callers using special devices for the hearing impaired. Our obligations to implement these services occur in stages. In addition, because the implementation of these obligations requires the availability of certain facilities for the local emergency services provider, our specific obligations are set on a market-by-market basis as emergency service providers request the implementation of E-911 services within their locales. We are currently constructing facilities to implement these capabilities in several markets, although we cannot state at this time whether we will be able to meet all of the requirements imposed by the FCC, whether some additional relief from these regulations will be required, or whether the FCC or the local public safety authorities would grant such relief if we request that it do so. The extent to which we are required to deploy E-911 services will affect our capital spending obligations. The FCC in 1999 amended its rules to eliminate a requirement that carriers be compensated for enhanced 911 costs and expand the circumstances under which wireless carriers may be required to offer E-911 services. Federal legislation enacted in 1999 may limit our liability for uncompleted 911 calls to a degree commensurate with wireline carriers in our markets.
      Under certain circumstances, federal law also requires cellular and PCS carriers to provide law enforcement agencies with capacity and technical capabilities to support lawful wiretaps. We obtained an interim waiver of these requirements through the period that ended November 19, 2003 for packet-mode services and requested an additional two-year extension of this waiver through November 19, 2005. Federal law also requires compliance with wiretap-related record-keeping and personnel-related obligations. The FCC has initiated a rulemaking proceeding which may result in new costs and obligations with respect to our packet-mode and other IP-based services. Maintaining compliance with these wireless 911 and law enforcement wiretap requirements may create additional capital obligations for us to make necessary system upgrades.
      Because the availability of telephone numbers is dwindling, the FCC has changed the way that telephone numbers generally are allocated through “number pooling” rules. Number pooling is only mandatory at this point within the wireline rate centers located in counties that are included in the “Top 100 MSAs” as defined by the FCC’s rules. A number of our markets may be partially or wholly contained within the Top 100 MSAs. We have expended capital preparing for number pooling in these markets as well as preparing to support the roaming of pooled numbers into our markets. The FCC also has authorized states to initiate limited numbering administration to supplement federal requirements. Some of the states in which we provide service have been so authorized.
      In addition, the FCC has ordered all carriers, including wireless carriers, to adopt a method for providing customers with telephone number portability, i.e., the ability to keep their telephone numbers when they change telecommunications carriers, either wireless to wireless or, in some instances, wireline to wireless, and vice versa. Under the local number portability rules, since November 24, 2003, CMRS carriers serving areas located in one of the Top 100 MSAs have been required to port their telephone numbers, provided that they received a request by February 24, 2003 from another carrier to do so. Outside of the Top 100 MSAs, CMRS carriers that received a request from another carrier by November 24, 2003 were required to port numbers by May 24, 2004. Requests made after November 24, 2003 must be satisfied within six months. In addition, all CMRS carriers have been required since November 24, 2003 to support roaming nationwide for customers with ported or pooled numbers. These number portability requirements have resulted in added capital expenditures for us to make necessary system changes. We have received number portability requests in many of our markets and have met the November 24, 2003 and May 24, 2004 deadlines, as applicable.
      The FCC has adopted rules to govern customer billing by CMRS providers and is considering whether to extend billing rules currently applicable to landline carriers to CMRS carriers; the FCC is also considering whether to adopt rules that would preempt state regulation of how CMRS providers recover FCC-related regulatory costs via line-item charges on bills. Adoption of some of the FCC’s proposals could increase the complexity and costs of our billing processes and/or limit the manner in which we bill for services.
      The FCC is required to implement policies that mandate local exchange carriers to pay reciprocal compensation for the exchange of traffic with other carriers, including CMRS carriers such as us, at rates more closely related to cost. In a rulemaking proceeding pertaining to interconnection between local exchange carriers, or LECs, and CMRS providers such as us, the FCC concluded that LECs are required to compensate CMRS providers for the reasonable costs incurred by these providers in terminating traffic that originates on LEC facilities, and vice versa. Moreover, the FCC released a decision on February  24, 2005 that amended its rules to clarify on a prospective basis that LECs must establish rates for terminating the traffic of a CMRS provider over the LEC’s facilities through negotiations with the CMRS provider and not through a tariff. The amended rules are not yet effective. The FCC is also currently considering changes to LEC-CMRS interconnection and other so-called “intercarrier compensation” schemes, and the outcome of the proceeding may affect the manner in which CMRS carriers are charged or compensated for such traffic. In 2003, the FCC ruled that CMRS carriers such as ourselves cannot order “dedicated transport” facilities and at unbundled network element, or UNE, prices from LECs for connections from our wireless base stations and switches to the LEC’s telephone network. In 2005, the FCC made clear that CMRS providers also cannot order transport between LEC facilities on an unbundled basis at UNE prices.
      The FCC has adopted rules that require interstate communications carriers, including cellular and PCS carriers, to “make an equitable and non-discriminatory contribution” to a Universal Service Fund that reimburses communications carriers that provide basic communications services to users who receive services at subsidized rates. We have made such payments as the FCC has required. The FCC retains the right to audit our universal service filings and, as a result of such an audit, to require additional payments. The FCC initiated a rulemaking proceeding in which it solicited public comment on ways of reforming both the manner by which it assesses carrier contributions to the Universal Service Fund and the way in which carriers may recover their costs from customers. Effective April 1, 2003, the FCC’s rules require that carriers’ USF recovery charges to customers may not exceed the assessment rate that the carrier pays times the proportion of interstate telecommunications revenue on the bill. We have complied with these new requirements. They have had and will continue to have an impact on our ability to recover our administrative costs for administering our participation in the program.
      Wireless carriers may be designated as “Eligible Telecommunications Carriers,” or ETC, and, if designated, may receive universal service support for providing service to consumers that reside in certain high cost areas. Support is available on both the federal and state level. Application for for ETC status is generally made to the State public service commission. However, certain states have deferred designation in their state to the FCC. Other wireless carriers operating in states where we offer service have obtained or applied for ETC status. Such other carriers’ receipt of universal service support funds may affect our competitive status in a particular market. We have applied for federal ETC designation in certain states in which we provide wireless service to qualifying high cost areas. We have been so designated in certain areas of Michigan, Oklahoma, Texas and Wisconsin. We also have applications pending in Kentucky and New York. Some designation proceedings can be lengthy and/or adversarial, and could result in increased regulatory obligations. We are contemplating whether to apply in other states, and if so, where else to apply. Success in obtaining ETC status may make available to us an additional source of revenue that would be used to provide, maintain and improve the service we provide in those high-cost areas.
      Cellular and PCS carriers are exempt from the obligation to provide equal access to interstate long distance carriers. However, the FCC has the authority to impose rules to require unblocked access through carrier identification codes or toll-free 800/8xx numbers, so that cellular subscribers are not denied access to the long distance carrier of their choosing, if the FCC determines that the public interest so requires. Our customers have access to alternative long distance carriers using toll-free numbers.
      There are restrictions on a telecommunications carrier’s use of customer proprietary network information without prior customer approval. FCC rules implementing these restrictions were revised in 2003. Given our current marketing activities, these revised rules have limited potential to impose upon us new costs, obligations or burdens.
      Telecommunications carriers are required to make their services accessible to persons with disabilities. The FCC’s rules implementing these requirements generally require service providers to offer equipment and services that are accessible to and usable by persons with disabilities, if readily achievable, and to comply with complaint/grievance procedures for violations of these provisions. These rules are largely untested and are subject to interpretation through the FCC’s complaint process. While much of the focus of these rules is on the manufacture of equipment, we could be subject to the imposition of costly new requirements and, if found to have violated the rules, be subject to fines as well. As a related matter, the FCC has required CMRS providers to begin selling hearing-aid compatible phones beginning in September 2005. Compliance with this requirement may impose additional costs.

      The FCC has determined that interexchange (long distance) service offerings of CMRS providers are subject to rate averaging and rate integration requirements of the Telecommunications Act. Rate averaging requires us to average our long distance CMRS rates between rural and high-cost areas and urban areas. Rate integration requires providers of interexchange services to provide such services to its subscribers in each state at rates no higher than the rates charged in any other state. The FCC has delayed implementation of the rate integration requirements with respect to wide area rate plans pending further reconsideration of its rules, and has delayed the requirement that CMRS carriers integrate their rates among CMRS affiliates. Other aspects of the FCC’s rules have been vacated by the United States Court of Appeals for the District of Columbia, and are subject to further consideration by the FCC. There is a pending proceeding in which the FCC will determine how integration requirements apply to CMRS offerings, including single-rate plans. To the extent that we offer services subject to these requirements, our pricing flexibility is reduced, and there is no assurance that the FCC will decline to impose these requirements on us and/or across our various CMRS affiliates.
      In 2003, the FCC adopted rules implementing the Telephone Consumer Protection Act of 1991, or TCPA, and established a national do-not-call registry for consumers who wish to avoid telemarketing calls. The registry is nationwide in scope, includes all telemarketers (with the exception of certain nonprofit organizations), and covers both interstate and intrastate telemarketing calls. Consumers can place their telephone numbers on the registry and will continue to have the option of using current company-specific do-not-call registries if they wish to eliminate telemarketing calls from specific companies only. States may adopt more restrictive do-not-call laws governing intrastate telemarketing. The rules adopted by the FCC have an impact on our ability to make telemarketing calls.
      As of January 3, 2005, the FCC requires wireless carriers to report major network outages. The reporting requirements apply to switches, fiber, microwave radios, E-911, SS7 networks, satellite and other special outages if they meet a certain threshold. Other utility companies such as wireline companies have been under such reporting requirements for some time. The FCC uses the reported information to understand the nature of major outages and for the creation of industry standards to mitigate future outages. As a result, we have implemented internal procedures to identify reportable outages and to ensure that we comply with these new reporting obligations. These new requirements could increase our costs of doing business.
      State, Local and Other Regulation. The Communications Act preempts state or local regulation of the market entry of, or the rates charged by, any CMRS provider, which include cellular telephone service and PCS providers. The FCC denied the petitions of eight states to continue their rate regulation authority, including authority over cellular operators. As a practical matter, we are free to establish rates and offer new products and service with a minimum of regulatory requirements. The states in which we operate maintain nominal oversight jurisdiction; a few states still require notification when we acquire or transfer licenses. Most states still maintain some form of jurisdiction over customer complaints as to the nature or quality of services and as to billing issues. Since states may continue to regulate “other terms and conditions” of wireless service, and a number of state authorities have initiated actions or investigations of various wireless carrier practices, the outcome of these proceedings is uncertain and could require us to change certain of our marketing practices and ultimately increase state regulatory authority over the wireless industry. States and localities assess on wireless carriers such as us, taxes and fees that may equal or even exceed federal obligations.
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
      Future Regulation. From time to time, federal or state legislators propose legislation that could affect us, either beneficially or adversely. We cannot ensure that federal or state legislation will not be enacted, or that regulations will not be adopted or actions taken by the FCC or state regulatory authorities that might adversely affect our business. Changes such as the allocation by the FCC of radio spectrum for services that compete with our business could adversely affect our operating results.
Employees and Dealers
      As of December 31, 2004, we had approximately 2,600 full-time employees. We consider our employee relations to be good. In addition, as of that date, we had relationships with approximately 385 independent dealers or agents. Those agents operate approximately 600 retail outlets in our markets. These agents allow us a third distribution channel by offering our services and equipment through retail outlets, such as car dealerships, electronics stores and national and regional retail chains.
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
      We maintain our corporate headquarters in Oklahoma City, Oklahoma in a building we lease from an affiliate of Dobson CC Limited Partnership, or DCCLP. We also lease five regional call centers, which are located in Oklahoma City, Oklahoma, Frederick, Maryland, LaGrangeville, New York, Boardman, Ohio and Duluth, Minnesota. As of December 31, 2004, our wireless operations operated approximately 230 retail stores and outlets and approximately 10 administrative offices, most of which are leased. We review these leases from time-to-time and, in the future, may lease or acquire new facilities as needed. We do not anticipate encountering any material difficulties in meeting our future needs for leased space.

Item 3.	Legal Proceedings
      Beginning on October 22, 2004, securities class action lawsuits were filed against us and several of our officers and directors in the United States District Court for the Western District of Oklahoma, alleging violations of the federal securities laws and seeking unspecified damages, purportedly on behalf of a class of purchasers of our publicly traded securities in the period between May 19, 2003 and August 9, 2004. In particular, the lawsuits allege that we concealed significant decreases in revenues and failed to disclose certain facts about our business, including that our rate of growth in roaming minutes was substantially declining, and that we had experienced negative growth in October 2003; that AT&T Wireless, our largest roaming customer, had notified us that it wanted to dispose of its equity interest in us that it had held since our initial public offering, significantly decreasing their interest in purchasing roaming capacity from us; that Bank of America intended to dispose of its substantial equity interest in us as soon as AT&T Wireless disposed of its equity interest in us; that we had been missing sales quotas and losing market share throughout the relevant period; and that we lacked the internal controls required to report meaningful financial results. We intend to vigorously defend ourselves against the claims.
      We have been in continuing discussions with the SEC regarding an informal inquiry regarding the timing of our disclosure that a controlling interest in us was pledged to secure a loan to DCCLP. We initially disclosed the pledge in September 2001, which we believe was timely, although the SEC disagrees with our position. The loan and pledge that are the subject of this inquiry no longer exist. As a result of our continuing discussions with the staff of the SEC, we have made, and there is pending, an offer of settlement to the SEC. Assuming the offer is accepted, there will be no fine or monetary penalty imposed on us or any other party, nor will such settlement otherwise have an adverse effect in any material respect on us.
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
      There is no established public trading market for our preferred stock or our Class B common stock, Class C common stock or Class D common stock, and no shares of our Class C common stock or Class D common stock are outstanding.
      Each share of Class F preferred stock is convertible, at the option of the holder, into approximately 20.4 shares of Class A common stock, subject to adjustment in the event of stock splits, stock dividends and similar transactions. Each share of our Class B common stock is entitled to ten votes and is convertible into one share of our Class A common stock. Each share of our Class C common stock and Class D common stock is not entitled to a vote, however if issued, will be automatically converted into 111.44 shares of our Class A common stock.
      The following table sets forth the range of high and low closing prices for our Class A common stock for each quarter of 2004 and 2003 as reported on the Nasdaq National Market:

2004	High	Low

First Quarter	$8.01	$2.89
Second Quarter	3.89	2.84
Third Quarter	3.17	1.10
Fourth Quarter	1.91	1.19

2003	High	Low

First Quarter	$4.00	$2.05
Second Quarter	5.79	2.47
Third Quarter	10.00	5.36
Fourth Quarter	9.50	5.69
      As of March 4, 2005, there were 196 holders of record of our Class A common stock and two holders of record of our Class B common stock. The closing price of our Class A common stock on March 4, 2005 was $2.22 per share.
      Since 1997, we have not paid cash dividends on any shares of our common stock. We currently intend to retain all of our earnings to finance our operations, repay indebtedness and fund future growth. We do not expect to pay any dividends on our common stock for the foreseeable future. In addition, covenants contained in the instruments governing our bank credit facility, our senior notes and our outstanding preferred stock limit our ability to pay cash dividends on our common stock.
      We did not repurchase any shares of our Class A common stock during the fourth quarter of 2004.

Item 6.	Selected Financial Data
      The following table sets forth certain historical consolidated financial and other data with respect to each of the five years in the period ended December 31, 2004. The historical consolidated financial data has been derived from our audited consolidated financial statements. The historical consolidated financial data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and the related notes thereto included in Item 8, Financial Statements and Supplementary Data.

	Year Ended December 31,

	2004	2003(1)	2002	2001	2000

	($ In thousands except per share data)
Statement of Operations Data:
Total operating revenue	$1,023,482	$735,754	$516,770	$487,374	$378,140
Operating expenses:
Cost of service (exclusive of depreciation and amortization items shown separately below)	255,308	173,436	138,240	138,565	91,647
Cost of equipment	108,968	56,612	40,331	43,917	40,144
Marketing and selling	128,691	79,547	61,581	62,089	55,370
General and administrative	179,525	106,108	66,473	60,508	52,219
Depreciation and amortization	192,818	119,424	75,181	155,724	132,152

Total operating expenses	865,310	535,127	381,806	460,803	371,532

Operating income	158,172	200,627	134,964	26,571	6,608
Interest expense	(219,658)	(138,148)	(108,331)	(129,154)	(122,823)
Gain (loss) from extinguishment of debt	40,401	(52,277)	2,202	—	(32,882)
Gain (loss) from redemption and repurchases of mandatorily redeemable preferred stock	6,478	(26,777)	—	—	—
Dividends on mandatorily redeemable preferred stock	(32,075)	(30,568)	—	—	—
Other income (expense), net	3,121	3,829	(1,636)	11,243	9,078
Minority interests in income of subsidiaries(2)	(4,867)	(6,541)	(6,521)	(5,517)	(3,903)
Loss from investment in joint venture	—	—	(184,381)	(69,181)	(50,293)
Income tax (expense) benefit	(3,635)	(845)	52,177	36,644	54,422

Loss from continuing operations	(52,063)	(50,700)	(111,526)	(129,394)	(139,793)
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	443	11,945	24,454	1,820	(5,718)
(Loss) income from discontinued operations from investment in joint venture	—	—	(327)	(720)	671
Gain from sale of discontinued operations, net of income taxes	—	14,786	88,315	—	—
Gain from sale of discontinued operations from investment in joint venture	—	—	6,736	—	—
Cumulative effect of change in accounting principle, net of income taxes	—	—	(33,294)	—	—
Cumulative effect of change in accounting principle from investment in joint venture	—	—	(140,820)	—	—

Net loss	(51,620)	(23,969)	(166,462)	(128,294)	(144,840)
Dividends on preferred stock	(8,178)	(43,300)	(94,451)	(86,325)	(126,686)
Gain on redemption and repurchase of preferred stock	—	218,310	67,837	—	—

Net (loss) income applicable to common stockholders	$(59,798)	$151,041	$(193,076)	$(214,619)	$(271,526)

Basic net (loss) income applicable to common stockholders per common share:
Continuing operations	$(0.39)	$(0.48)	$(1.23)	$(1.38)	$(1.56)
Discontinued operations	—	0.25	1.31	0.02	(0.06)
Change in accounting principle	—	—	(1.92)	—	—
Dividends on and repurchases of preferred stock	(0.06)	1.65	(0.29)	(0.92)	(1.42)

Basic net (loss) income applicable to common stockholders per common share	$(0.45)	$1.42	$(2.13)	$(2.28)	$(3.04)

Basic weighted average common shares outstanding	133,784,752	106,291,582	90,671,688	93,969,310	89,417,829

Diluted net (loss) income applicable to common stockholders per common share:
Continuing operations	$(0.39)	$(0.46)	$(1.23)	$(1.38)	$(1.56)
Discontinued operations	—	0.24	1.31	0.02	(0.06)
Change in accounting principle	—	—	(1.92)	—	—
Dividends on and repurchases of preferred stock	(0.06)	1.60	(0.29)	(0.92)	(1.42)

Diluted net (loss) income applicable to common stockholders per common share	$(0.45)	$1.38	$(2.13)	$(2.28)	$(3.04)

Diluted weighted average common shares outstanding	133,784,752	109,676,631	90,671,688	93,969,310	89,417,829

	December 31,

	2004	2003	2002	2001	2000

	($ In thousands)
Balance Sheet Data:
Cash and cash equivalents	$139,884	$151,539	$175,003	$119,103	$141,922
Marketable securities	39,000	56,700	117,050	40,850	—
Restricted cash and investments	10,350	15,515	14,196	—	26,154
Property, plant and equipment, net	533,744	536,634	251,780	246,505	227,671
Intangible assets	2,537,361	2,508,551	1,056,603	1,132,762	1,234,181
Total assets	3,397,752	3,478,940	1,960,487	2,559,155	2,619,729
Total credit facilities and notes payable	2,456,138	2,415,184	1,273,140	1,620,881	1,690,076
Mandatorily redeemable preferred stock(3)	236,094	253,260	558,344	581,943	508,331
Other preferred stock	122,536	122,536	200,000	200,000	—
Stockholders’ equity (deficit)	55,068	113,545	(343,072)	(157,000)	100,107
Other Financial Data:
Capital expenditures, excluding cost of acquisitions	$142,049	$163,921	$72,878	$82,767	$101,870

(Footnotes to Statement of Operations Data and Balance Sheet Data)

(1)	Includes the results of American Cellular on a consolidated basis from August 19, 2003, the date on which we acquired 100% of the outstanding stock of American Cellular. Prior to that time, we owned 50% of American Cellular and accounted for our interest in American Cellular under the equity method. As a result, American Cellular’s results for periods prior to 2003 are reflected in loss from investment in joint venture.

(2)	Reflects minority interests in partnerships in which we own the majority interests.

(3)	Mandatorily redeemable preferred stock is shown net of any discounts or deferred financing costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis presents factors that we believe are relevant to an assessment and understanding of our consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our consolidated financial statements and the related notes included in Item 8. Also see Item 6 for related financial information.
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
      On August 19, 2003, American Cellular became our wholly owned indirect subsidiary, as discussed further in Note 4, “Business Combinations,” to our consolidated financial statements included in Item 8 of this Form 10-K. In addition, on October 23, 2003, we merged our indirect, wholly owned subsidiaries, Dobson/ Sygnet Communications Company, Sygnet Wireless, Inc., and Sygnet Communications, Inc. with and into our wholly owned subsidiary, Dobson Cellular. As a result of these mergers, and the acquisition and restructuring of American Cellular, our operations are encompassed in our two primary subsidiaries, Dobson Cellular and American Cellular. American Cellular does not guarantee any debt or other obligations of Dobson Cellular or us, and Dobson Cellular and we do not guarantee any debt or other obligations of American Cellular.
      American Cellular is required to file with the Securities and Exchange Commission an Annual Report on Form 10-K for the year ended December 31, 2004. While we provide you with much of American Cellular’s financial and operational information, we refer you to American Cellular’s Annual Report for American Cellular’s financial and operational results.
CRITICAL ACCOUNTING POLICIES AND PRACTICES
      We prepare our consolidated financial statements in accordance with general accepted accounting principles, or GAAP. We believe it is necessary for an understanding of our significant accounting policies to read the information below in conjunction with Note 2, “Significant Accounting Policies,” to our consolidated financial statements included in Item 8 of this Form 10-K. These other significant accounting policies are important to develop an understanding of our consolidated financial statements. Policies related to revenue recognition, financial instruments and business combinations require judgments on complex matters that are often subject to multiple sources of authoritative guidance.
      In preparing our consolidated financial statements, it is necessary that we use estimates and assumptions for matters that are inherently uncertain. We base our estimates on historical experiences and reasonable assumptions. Our use of estimates and assumptions affects the reported amounts of assets, liabilities, and the amount and timing of revenues and expenses we recognize for and during the reporting period. Actual results may differ from estimates. The estimates and assumptions that are the most difficult to determine and require the most subjective decisions, are described below.
Property, plant and equipment and other definite life assets
      We depreciate our property, plant and equipment and amortize our customer lists and certain other identifiable intangible assets over their useful lives. These useful lives are based on our estimates of the period that the assets will generate revenue. The factors used to determine these estimates include technological advances, obsolescence, expected migration to newer transmission standards and services, regulatory requirements and the churn rate of our customers.
      Also, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires us to review the carrying value of our long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Judgment must be exercised in determining when such an event or change in circumstances has occurred. If such a circumstance were deemed to exist, the carrying value of the asset would be compared to the expected undiscounted future cash flows generated by the asset. We also must use judgment in determining expected future cash flows. In particular, if customers decreased, our churn rate increased, customer or roaming revenue decreased, or costs to provide service increased, the likelihood of impairment increases.
      As a result of technological advances, which led to our recent upgrade to GSM/ GPRS/ EDGE technology during 2004, we recently reassessed the useful lives and carrying values of our TDMA network assets. While no impairment was noted, this assessment did result in the reduction of our useful lives for these TDMA network assets. This reduction in the useful lives will result in an annual increase in depreciation expense totaling $6.6 million through 2007.
Goodwill and Wireless license acquisition costs
      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we continually assess the useful lives of our intangible assets. A significant portion of our intangible assets are classified as “Wireless license acquisition costs,” which represents our costs associated with acquiring our FCC licenses. These licenses allow us to provide wireless services by giving us the exclusive right to utilize certain radio frequency spectrum. Although the FCC licenses are issued for only a fixed time, generally ten years, these licenses are renewed by the FCC on a routine basis and for a nominal fee. In addition, we have determined that there are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of these FCC licenses. As a result, our wireless license acquisition costs are treated as indefinite life intangible assets. Therefore, upon implementing SFAS No. 142 in its entirety, we ceased the amortization of both goodwill and wireless license acquisition costs and now test for impairment of goodwill and wireless license acquisition costs at least annually and only adjust the carrying amount of these intangible assets upon an impairment of the goodwill or wireless license acquisition costs. Using judgment, we must also determine on an annual basis whether facts and circumstances continue to support an indefinite useful life.
      To complete this evaluation for our wireless license acquisition costs, we compare the carrying amount of our wireless license acquisition costs to the fair value of those assets. We determine the fair value of our wireless license acquisition costs based on their expected future discounted cash flows. We also determine the value of the wireless license acquisition costs based upon a “start-up” basis that separates the value of our customer contracts and other intangible assets from the pure underlying wireless license. If the carrying amount exceeds the fair value, an impairment loss is recognized for the difference. For purposes of this comparison, it is our policy to aggregate all of our wireless license acquisition costs. For goodwill, there is a two-step approach for assessing impairment. The first step requires us to compare the fair value of our enterprise to our carrying value, including goodwill. If our carrying amount exceeds the fair value, the second step of the test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of our enterprise goodwill with the carrying amount of our goodwill. To calculate the implied fair value of goodwill we perform a hypothetical purchase price allocation to determine the fair value of all of our assets, with the implied goodwill amount being the difference between the enterprise fair value and the aggregate of the identified asset fair values. If the carrying amount exceeds the implied fair value, an impairment loss is recognized for the difference. The critical factors used in the determination of fair values of the enterprise and of the identifiable intangible assets include the discount rate, our cost of capital, cash flow multiples, expansion and infrastructure costs, other carriers’ multiples, expected customer growth rates, churn factors, service upgrade trends, and operating cost trends. Therefore, determining fair values and expected future discounted cash flows involves significant judgment on our part. In particular, if customers decreased, our churn rate increased, customer or roaming revenue decreased, or costs to provide service increased, the likelihood of impairment would increase.
      The fair value of an asset or an enterprise is the price at which the asset or enterprise could be exchanged in a current transaction between knowledgeable, unrelated willing parties. Therefore, market prices from active markets are the best measure and are used when available. If there is not an available active market, the measurement is based on the best information available, including similar transactions, acquisition cost per customer or area population, and expected discounted future cash flows.
ACQUISITIONS AND DISCONTINUED OPERATIONS
      We continually seek opportunities to acquire attractive wireless markets as part of our overall business strategy. The following are the most recent transactions.
Acquisition of Michigan 2 and 4 RSAs
      On December 29, 2004, we completed the acquisition of the Michigan wireless assets of RFB Cellular, Inc., or RFB, and certain affiliates for $29.3 million. We purchased these assets in an auction conducted under Sections 363 and 365 of the U.S. bankruptcy code. Upon closing, we obtained control over most of these assets and began operation of them; however, assignment of certain spectrum licenses requires FCC approval, for which we have applied. Therefore, we have entered into a long-term spectrum management lease that allows us to lease the RFB spectrum pending the FCC’s decision.
      We provide service in most of the northern part of Michigan, including the Upper Peninsula. The RFB acquisition allows us to expand our service area to cover the entire northern part of the state, and allows us to market our service under the CELLULARONE® brand throughout that market. RFB operates both Code Division Multiple Access, or CDMA, and analog technologies on 850 MHz cellular licenses in these markets. We intend to deploy GSM/ GPRS/ EDGE technology over RFB’s existing footprint.
Acquisition of NPI
      On June 15, 2004, we acquired certain assets of NPI for approximately $29.5 million. These assets include PCS licenses and a GSM/ GPRS/ EDGE network covering areas in northern Michigan.
      As a result of the completion of this transaction, our consolidated financial statements only include the operating results from NPI beginning June  15, 2004.
Maryland/ Michigan Swap
      On February 17, 2004, we transferred our Maryland 2 RSA wireless property in exchange for Cingular Wireless’ Michigan 5 RSA wireless property, $22.0 million in cash and its one-percent ownership interests in Texas 2 RSA and Oklahoma 5 and 7 RSAs. We are the majority owner of these three markets. As a result of a definitive agreement that was entered into prior to December 31, 2003 and closed on February 17, 2004, we have reclassified our historical consolidated financial statements to reflect the operations of our Maryland 2 RSA property as discontinued operations.
      As a result of the completion of this transaction, our consolidated financial statements only include the operating results from Michigan 5 RSA beginning February 17, 2004.
California/ Alaska Swap
      On June 17, 2003, we transferred our two remaining wireless properties in California to AT&T Wireless in exchange for its two wireless properties in Alaska, and all of the outstanding shares of Series AA preferred stock of Dobson Communications that it previously held, which we then cancelled. We have reclassified our historical consolidated financial statements to reflect the operations of our California properties as discontinued operations.
      As a result of the completion of this transaction, our consolidated financial statements only include the operating results from the two wireless properties in Alaska beginning June 17, 2003.
Verizon Sales
      On February 8, 2002, we sold three of our wireless properties to Verizon Wireless for a total purchase price of $263.0 million. These properties included California 7 RSA, Ohio 2 RSA and Georgia 1 RSA. On

February 28, 2002, we sold our 75% ownership interest in Arizona 5 RSA to Verizon Wireless for a total purchase price of $85.0 million. On February 8, 2002, American Cellular sold Tennessee 4 RSA to Verizon Wireless for a total purchase price of $202.0 million. As a result of these sales, the results of operations, assets and liabilities of these markets during the periods presented are included as discontinued operations in our consolidated financial statements. American Cellular and we used the proceeds from the sale of these properties primarily to reduce bank debt under our respective credit facilities.
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
      The following table summarizes our key operating data for the periods indicated:

	Year Ended December 31,

	2004	2003	2002

Market population(1)	11,757,400	10,620,900	5,240,800
Ending subscribers	1,609,300	1,552,100	666,500
Market penetration(2)	13.7%	14.6%	12.7%
Gross subscriber additions	440,500	298,900	231,200
Average subscribers	1,585,000	1,028,000	631,300
Average monthly service revenue per subscriber(3)	$40.57	$41.01	$42.65
Average monthly post-paid churn(4)	2.0%	1.7%	1.9%

(1)	Represents the population in our licensed areas for the period indicated. The 2004 results are based upon the 2003 population estimates provided by MapInfo Corporation, a location software company, and the 2003 and 2002 results are based upon the Claritas 2000 Bureau of Census results, adjusted to exclude those portions of our RSAs and MSAs not covered by our licenses.

(2)	Market penetration is calculated by dividing ending subscribers by market population.

(3)	Average monthly service revenue per subscriber is calculated by dividing service revenue by average subscribers and dividing by the number of months in the period. We exclude roaming revenue from this calculation, since roaming revenue is not derived from our subscribers.

(4)	Average monthly post-paid churn represents the percentage of the post-paid subscribers that deactivate service each month. The calculation divides the total post-paid deactivations during the period by the average post-paid subscribers for the period.

Basis of Presentation
      To provide a more comparable basis of our Management’s Discussion and Analysis, we have presented our historical results of operations from continuing operations for the periods indicated, along with our results from newly acquired markets. For the purpose of this Management’s Discussion and Analysis, results from newly acquired markets refer to our results of operations of our recent acquisitions. Our recent acquisitions include the two Alaska properties from June 15, 2003, American Cellular from August 19, 2003, the Michigan 5 RSA property from February 17, 2004, the NPI markets from June  15, 2004 and the RFB markets from December 29, 2004. The following table sets forth the components of our results of operations for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31, 2004			Year Ended December 31, 2003
							Year Ended	Percentage Change
		Results	Results		Results	Results	December 31,	in Non-Acquisition
		from Newly	from Non-		from Newly	from Non-	2002	Markets
		Acquired	Acquisition		Acquired	Acquisition
	Historical	Markets	Markets	Historical	Markets	Markets	Historical	‘04 vs. ‘03	‘03 vs. ‘02

					($ In thousands)
Operating Revenue:
Service revenue	$771,610	$422,425	$349,185	$505,860	$163,853	$342,007	$323,116	2.1%	5.8%
Roaming revenue	208,154	100,210	107,944	201,199	44,640	156,559	176,150	(31.1)%	(11.1)%
Equipment and other revenue	43,718	24,203	19,515	28,695	7,857	20,838	17,504	(6.3)%	19.0%

Total operating revenue	1,023,482	546,838	476,644	735,754	216,350	519,404	516,770	(8.2)%	0.5%

Operating Expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	255,308	130,384	124,924	173,436	50,426	123,010	138,240	1.6%	(11.0)%
Cost of equipment	108,968	56,588	52,380	56,612	16,966	39,646	40,331	32.1%	(1.7)%
Marketing and selling	128,691	67,364	61,327	79,547	24,451	55,096	61,581	11.3%	(10.5)%
General and administrative	179,525	105,352	74,173	106,108	38,693	67,415	66,473	10.0%	1.4%
Depreciation and amortization	192,818	96,707	96,111	119,424	32,846	86,578	75,181	11.0%	15.2%

Total operating expenses	865,310	456,395	408,915	535,127	163,382	371,745	381,806	10.0%	(2.6)%

Operating income	158,172	90,443	67,729	200,627	52,968	147,659	134,964	(54.1)%	9.4%

Interest expense	(219,658)	(94,797)	(124,861)	(138,148)	(37,775)	(100,373)	(108,331)	24.4%	(7.3)%
Gain (loss) from extinguishment of debt	40,401	—	40,401	(52,277)	—	(52,277)	2,202	*	*
Gain (loss) on redemption and repurchases of mandatorily redeemable preferred stock	6,478	—	6,478	(26,777)	—	(26,777)	—	*	*
Dividends on mandatorily redeemable preferred stock	(32,075)	—	(32,075)	(30,568)	—	(30,568)	—	*	*
Other income (expense), net	3,121	(6,260)	9,381	3,829	(730)	4,559	(1,636)	*	*
Minority interest in income of subsidiaries	(4,867)	—	(4,867)	(6,541)	—	(6,541)	(6,521)	(25.6)%	0.3%
Loss from investment in joint venture	—	—	—	—	—	—	(184,381)	*	*
Income tax (expense) benefit	(3,635)	1,462	(5,097)	(845)	(5,496)	4,651	52,177	*	*

(Loss) income from continuing operations	$(52,063)	$(9,152)	$(42,911)	$(50,700)	$8,967	$(59,667)	$(111,526)	*	*

*	Calculation is not meaningful.
Subscribers
      Our subscriber base comprises three types of subscribers: post-paid, reseller and pre-paid. At December 31, 2004, post-paid subscribers accounted for 91.0% of our subscriber base. These subscribers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these subscribers are typically billed in arrears for long-

distance charges, roaming charges and rate plan overages. Our reseller subscribers are similar to our post-paid subscribers in that they pay monthly fees to utilize our network and services. However, these subscribers are billed by a third party, which we refer to as a reseller, who has effectively resold our service to the end user, which we refer to as a subscriber. We in turn bill the reseller for the monthly usage of the subscriber. At December 31, 2004, the reseller base accounted for 6.1% of our total subscriber base. Our pre-paid subscribers, which at December 31, 2004 accounted for 2.9% of our subscriber base, are subscribers that pre-pay for an agreed upon amount of usage.
      During 2003, we experienced a decline in our gross subscriber additions as a result of increased competition attributable to an accelerating pace of improvements in quality of digital technology, and increased products offered to the consumer. Many of our competitors already market enhanced data services, such as single carrier radio transmission technology, or 1XRTT. We recently deployed GSM/ GPRS/ EDGE in our networks causing our decline in gross additions to level off. We expect this to continue and could see our gross subscriber additions increase during 2005 as a result of these new services that are available with GSM/ GPRS/ EDGE. Total gross subscriber additions included 241,900 from our newly acquired markets for the year ended December 31, 2004, and 100,400 from our newly acquired markets for year ended December 31, 2003. Therefore, total gross subscriber additions from our non-acquisition markets were 198,600 for the year ended December 31, 2004, compared to 198,500 for the year ended December 31, 2003 and 231,200 for the year ended December 31, 2002.
Operating Revenue
      Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.
Service revenue
      We derive service revenue by providing wireless services to our subscribers. The wireless industry has experienced declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. Prior to 2003, these declines had generally been offset by significant increases in average minutes-of-use per subscriber. Beginning in 2003 and continuing through the first half of 2004, the decline in revenue per minute had not been completely offset by increases in average minutes-of-use and our average monthly service revenue per subscriber decreased as a result. However, during the last half of 2004, we experienced growth in our average monthly service revenue per subscriber and we believe there is a continued opportunity in 2005 for our average monthly service revenue per subscriber to continue to increase from current levels primarily due to additional voice and data services available as a result of our GSM/ GPRS/ EDGE technology.
      For the year ended December 31, 2004, our historical service revenue increased compared to the years ended December 31, 2003 and 2002. This increase in our service revenue was primarily attributable to our newly acquired markets. When comparing 2004 to 2003, and 2003 to 2002, the remaining increase in service revenue resulted from an increase in customers, offset by a decline in average monthly service revenue per subscriber. Our average subscriber base in our non-acquisition markets was 711,500 for the year ended December 31, 2004, 689,200 for the year ended December 31, 2003, and 632,900 for the year ended December 31, 2002.
Roaming revenue
      We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming revenue has traditionally had higher margins than revenue from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, our roaming margins have been declining due to increased market pressures and competition among wireless providers resulting in reduced roaming rates. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes-of-use) was $0.14 for the year ended December 31, 2004, $0.20 for the year ended

December 31, 2003 and $0.25 for the year ended December 31, 2002. We expect our roaming yield to continue to decline, but at a lesser rate, during 2005. Even though our significant roaming contracts have provided for decreasing rates over time, we believe these roaming contracts are beneficial because they secure existing traffic and provide opportunity for a continuing increase in traffic volumes. Roaming revenue tends to be impacted by seasonality. Historically, we have experienced higher roaming minutes-of-use and related roaming revenue during the second and third quarters of each year, as users tend to travel more and, therefore, use their wireless phones more, during the spring and summer months.
      For the year ended December 31, 2004, our historical roaming revenue increased compared to the years ended December 31, 2003 and 2002. However, before giving effect to the newly acquired markets, our roaming revenue decreased. When comparing 2004 to 2003, this decrease was a result of a 31.8% decline in our roaming revenue per minute-of-use in our non-acquisition markets as contractual rates decreased during 2004 and 2003, offset by a slight increase in roaming minutes in our non-acquisition markets. When comparing 2003 to 2002, this decrease was a result of a 22.7% decline in our roaming revenue per minute-of-use in our non-acquisition markets as contractual rates decreased during 2003, offset by a 15.0% increase in roaming minutes in our non-acquisition markets due to expanded coverage areas and increased usage.
Equipment and other revenue
      Equipment revenue is revenue from selling wireless equipment to our subscribers. Equipment revenue is recognized when the equipment is delivered to the customer. Other revenue is primarily rental income from the lease of space on company-owned towers and, prior to 2004, from amounts charged to our previously unconsolidated affiliates.
      For the year ended December 31, 2004, our historical equipment and other revenue increased compared to the years ended December 31, 2003 and 2002. However, when comparing 2004 to 2003, before giving effect to the newly acquired markets, our equipment and other revenue decreased. This decrease in revenue was primarily due to the elimination of amounts charged to our previously unconsolidated affiliates for the use of shared assets, offset by an increase the number of customers upgrading to new rate plans and purchasing new handsets and an increase in rental income. Many of these customers are upgrading to our new GSM/ GPRS/ EDGE rate plans. When comparing 2003 to 2002, before giving effect to the newly acquired markets, our equipment and other revenue increased. This is due to increases in amounts previously charged to our unconsolidated affiliates for the use of shared assets.
Operating Expenses
      Our primary operating expense categories include cost of service, cost of equipment, marketing and selling costs, general and administrative costs and depreciation and amortization.
Cost of service
      Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets, referred to as “roaming” costs. Consistent with the trend of declining roaming revenue per minute, our roaming expense per minute has declined as well as a result of a decrease in rates charged by third-party providers. While future rates charged by third party providers may continue to decrease, we expect the growth in our minute-of-use to grow at a faster rate, due to more usage and the continued build-out of our wireless network. Therefore, we expect our roaming costs to continue to increase in future periods. In addition, as a result of the sell and lease back of certain of our towers announced in March 2005, we expect our total cost of service to increase in future periods.

      The following table sets forth the historical results of the components of our cost of service for the periods indicated:

	Year Ended December 31,

	2004		2003		2002

	Amount	Percentage	Amount	Percentage	Amount	Percentage

			($ In thousands)
Network costs	$170,181	66.7%	$106,394	61.3%	$78,233	56.6%
Roaming costs	85,127	33.3%	67,042	38.7%	60,007	43.4%

Total cost of service	$255,308	100.0%	$173,436	100.0%	$138,240	100.0%

      For the year ended December 31, 2004, our historical network costs, which are the costs we incur in operating our wireless network and providing service to our customers, increased, compared to the years ended December 31, 2003 and 2002. This increase in our network costs was primarily attributable to our newly acquired markets. When comparing 2004 to 2003, before giving effect to the newly acquired markets, our network costs increased $8.5 million. This increase is a result of adding new circuits and cell sites related to our new GSM/ GPRS/ EDGE network, as well as adding new costs for providing a higher level of phone features, such as handset insurance and ring tones. When comparing 2003 to 2002, before giving effect to the newly acquired markets, our network costs declined $3.1 million. This is primarily a result of credits received from certain of our network service providers and renegotiated lower local access rates charged to us by third-party providers for use of local access across the network.
      For the year ended December 31, 2004, our historical roaming costs increased compared to the years ended December 31, 2003 and 2002. When comparing 2004 to 2003, before giving effect to the newly acquired markets, our roaming costs declined $6.6 million. This decline is primarily a result of a 22.5% decrease in roaming costs per minute-of-use in our non-acquisition markets as contractual rates decreased during 2004, offset by an 11.3% increase in the minutes used by our customers on third-party wireless providers’ networks. When comparing 2003 to 2002, before giving effect to the newly acquired markets, roaming costs declined $12.1 million. This was primarily a result of a decline of 25.9% in rates charged by those providers resulting from new lower rate agreements, offset by an increase of 7.8% in the minutes used by our customers on third-party wireless providers’ networks, in our non-acquisition markets.
Cost of equipment
      Our cost of equipment represents the costs associated with wireless equipment and accessories sold to customers. Cost of equipment is impacted by the volume of equipment transactions. The volume of equipment transactions is impacted by gross subscriber additions and customer upgrades. We, like other wireless providers, have continued to use discounts on phone equipment and have continued to offer free phone promotions. As a result, we have incurred, and expect to continue to incur, losses on equipment sales. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased service revenue from an increase in the number of wireless subscribers and from higher-priced rate plans. With the continued migration of our customer base to GSM/ GPRS/ EDGE rate plans and the continued increases in the cost of handsets, we would expect our cost of equipment to continue to increase during 2005.
      For the year ended December 31, 2004, our historical cost of equipment increased compared to the years ended December 31, 2003 and 2002. This increase in our cost of equipment was primarily attributable to our newly acquired markets. When comparing 2004 to 2003, the remaining increase in cost of equipment is due to an increase in the average cost of handsets sold to customers and an increase in the number of customers upgrading to new rate plans and purchasing new handsets. Many of these customers are upgrading to our new GSM/ GPRS/ EDGE rate plans. When comparing 2003 to 2002, before giving effect to the newly acquired markets, our cost of equipment decreased. This is primarily a result of a decrease in gross subscriber additions in our non-acquisition markets.

Marketing and selling costs
      Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell wireless products and services. We pay commissions to sales personnel and independent dealers for new business generated.
      For the year ended December 31, 2004, our historical marketing and selling costs increased compared to the years ended December 31, 2003 and 2002. This increase in our marketing and selling costs was primarily attributable to our newly acquired markets. When comparing 2004 to 2003, the remaining increase was due to increased spending on advertising to launch our new GSM/ GPRS/ EDGE rate plans. When comparing 2003 to 2002, before giving effect to the newly acquired markets, our marketing and selling costs decreased. This was primarily a result of the decrease in gross subscriber additions in our non-acquisition markets.
General and administrative costs
      Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections and corporate administration.
      For the year ended December 31, 2004, our historical general and administrative costs increased compared to the years ended December 31, 2003 and 2002. This increase in our general and administrative costs was primarily attributable to our newly acquired markets. When comparing 2004 to 2003, the remaining increase was due to increased infrastructure costs as a result of the overall growth of our business, along with higher legal and consulting fees. When comparing 2003 to 2002, the remaining increase was due to increased infrastructure costs as a result of the overall growth of our business, offset by the reductions in bad debt expense as a result of improved collections and efficiencies gained from further integration of acquired companies and increased economies of scale in our non-acquisition markets. Overall, our average monthly general and administrative costs per average subscriber has remained fairly constant in our non-acquisition markets for the years ended December 31, 2004, 2003 and 2002, although general and administrative costs have increased, our subscriber base has increased as well.
Depreciation and amortization expense
      Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of certain identifiable intangible assets. However, we do not amortize our wireless license acquisition costs or goodwill. Rather, these assets are subject to periodic evaluations for impairment. During 2005, we expect increases in depreciation and amortization as a result of newly acquired or constructed assets will mostly be offset as older assets become fully depreciated.
      For the year ended December 31, 2004, our historical depreciation and amortization expense increased compared to the years ended December 31, 2003 and 2002. This increase was primarily a result of our newly acquired markets. This remaining increase in depreciation and amortization expense in our non-acquisition markets is a result of additional depreciation on fixed assets acquired or constructed, primarily from our GSM/ GPRS/ EDGE network buildout in 2003 and 2004.
Non-Operating Results
Interest expense
      For the year ended December 31, 2004, our interest expense increased compared to the years ended December 31, 2003 and 2002. The increase during 2004 is primarily due to increased notes payable related to our acquisition of American Cellular. When comparing 2003 to 2002, before giving effect to the newly acquired markets, our interest expense decreased $8.0 million. This decline is primarily the result of the 2003 repayments of our outstanding balances on our Dobson Operating Co., LLC or DOC, and Sygnet Wireless credit facilities and decreased variable interest rates as a result of lower interest rates and the expiration of our interest rate hedges, offset by the interest expense on Dobson Cellular’s senior secured credit facility.

Redemption and repurchases of, and dividends on, preferred stock
      As a result of implementing SFAS No. 150 on July 1, 2003, dividends on our mandatorily redeemable preferred stock began being presented as a financing expense, included in our net loss, while dividends on our conditionally redeemable preferred stock remained below our net loss. As a result of a mid-year implementation, for the year ended December 31, 2003, dividends on our mandatorily redeemable preferred stock are presented as both a financing expense, included in our net loss, and as an item below our net loss. Thus, our statement of operations includes the following:

	Year Ended December 31,

	2004	2003	2002

	($ In thousands)
Financing expense (above net loss):
Gain (loss) from redemption and repurchases of mandatorily redeemable preferred stock	$6,478	$(26,777)	$—
Dividends on mandatorily redeemable preferred stock	(32,075)	(30,568)	—
Items applicable to common stockholders (below net loss):
Dividends on preferred stock	(8,178)	(43,300)	(94,451)
Gain from redemption and repurchases of preferred stock	—	218,310	67,837
      We issued 686,201 shares of Series F preferred stock on August 18, 2003, which is a conditionally redeemable preferred stock. The dividends on these shares were $8.2 million for the year ended December 31, 2004, and $2.8 million for the year ended December 31, 2003, and are included as “Dividends on preferred stock” below our net loss. In addition, on February 8, 2001, we issued 200,000 shares of Series AA preferred stock which was conditionally redeemable preferred stock. Upon transfer of the Series AA preferred stock by AT&T wireless on June 17, 2003, these shares were canceled. The dividends on the Series AA preferred stock were $5.5 million and $12.1 million for the years ended December 31, 2003 and 2002, respectively, and are included as “Dividends on preferred stock” below our net loss. The dividends on our mandatorily redeemable preferred stock totaled $32.1 million for the year ended December 31, 2004, which compares to $65.6 million on a combined basis for the year ended December 31, 2003 and $82.4 million for the year ended December 31, 2002. This decrease in mandatorily redeemable preferred stock dividends from 2002 to 2004 is the result of the reduction in the number of shares of our mandatorily redeemable preferred stock outstanding due to redemption and repurchases of our mandatorily redeemable preferred stock during 2002, 2003 and 2004.
      During the year ended December 31, 2004, we repurchased a total of 14,816 shares of our 12.25% preferred stock and 9,475 shares of our 13% preferred stock for an aggregate price of $17.4 million. These repurchases resulted in a gain from redemption and repurchases of preferred stock totaling $6.5 million. The gain from redemption and repurchases of preferred stock has been included in our loss from continuing operations.
      During the year ended December 31, 2003, prior to the adoption of SFAS No. 150, we repurchased a total of 32,707 shares of our 12.25% preferred stock and 27,500 shares of our 13% preferred stock, for an aggregate price of $36.6 million. This resulted in a gain from repurchase of preferred stock totaling $23.6 million. In addition, AT&T Wireless transferred to us all of our Series AA preferred stock, which had a fair value that was substantially lower than our carrying value, thus resulting in a gain on redemption of preferred stock of $194.7 million. Therefore, our total gain from redemptions and repurchases of preferred stock prior to adoption of SFAS No. 150 (on July 1, 2003) was $218.3 million. Subsequent to the adoption of SFAS No. 150, in 2003, we repurchased a total of 293,101 shares of our 12.25% preferred stock, for an aggregate purchase price of $311.0 million, which, including fees and the related write off of deferred financing costs, resulted in a loss from redemptions and repurchases of mandatorily redeemable preferred stock of $26.8 million. Although our redemptions and repurchases of preferred stock are in two separate lines items for the year ended December 31, 2003, they netted to a gain of $191.5 million on a combined basis.
      During 2002, we repurchased 40,287 shares of our 12.25% preferred stock and 68,728 shares of our 13% preferred stock, including accrued dividends on the repurchased shares, for an aggregate price of $38.7 million.

Including deferred financing costs, this resulted in a gain on redemptions and repurchases of preferred stock totaling $67.8 million for the year ended December 31, 2002.
Other income (expense), net
      For the year ended December 31, 2004, our historical other income (expense) decreased slightly compared to the year ended December 31, 2003. Before giving effect to the newly acquired markets, our other income increased $4.8 million, primarily due to a loss on sale of assets for the year ended December 31, 2003, offset by a decrease in interest income due to lower interest rates for the year ended December 31, 2004. For the year ended December 31, 2003, our other income (expense) increased compared to the year ended December 31, 2002, due to an increase in interest income during 2003 and the write off of costs associated with the eleven licenses we did not receive in an FCC auction, which were written off during 2002.
Gain (loss) from extinguishment of debt
      For the year ended December 31, 2004, our gain from extinguishment of debt was $40.4 million, compared to a loss of $52.3 million for the year ended December 31, 2003, and a gain of $2.2 million for the year ended December 31, 2002. The gain from extinguishment of debt for the year ended December 31, 2004, was due to our repurchase of $230.3 million principal amount of our 8.875% senior notes at an aggregate cost of approximately $171.2 million, excluding accrued interest. We reported a gain on extinguishment of debt, net of deferred financing costs, of approximately $54.8 million as a result of these purchases. In addition, we purchased approximately $1.0 million principal amount of our 10.875% senior notes at an aggregate cost of approximately $0.8 million, excluding accrued interest. We reported a gain on extinguishment of debt, net of deferred financing costs, of approximately $0.2 million as a result of these purchases. These gains were offset by a loss on redemption of the remaining Dobson/ Sygnet senior notes, and a loss related to the amendment of the Dobson Cellular credit facility. We redeemed the remaining $5.2 million of Dobson/ Sygnet senior notes and recognized a loss from extinguishment of debt of $0.4 million due to the premium paid and the write off of related deferred financing costs. We paid off the and amended the Dobson Cellular credit facility, and we recognized a loss of $14.2 million due to the write off of deferred financing cost related to the Dobson Cellular credit facility. The loss from extinguishment of debt for the year ended December 31, 2003, was due to paying off the DOC credit facility, the Sygnet credit facility and $183.3 million principal amount of the Dobson/ Sygnet senior notes. Our gain from extinguishment of debt for the year ended December 31, 2002, resulted from the repurchase of $11.5 million principal amount of Dobson/ Sygnet senior notes for the purchase price of $8.9 million.
Discontinued operations
      For the year ended December 31, 2004, we had income from discontinued operations of $0.4 million compared to income from discontinued operations (including the gain on the sale) of $26.7 million for the year ended December 31, 2003 and income from discontinued operations of $119.2 million for the year ended December 31, 2002. Our discontinued operations during 2004 relate to the Maryland properties included in the swap with Cingular Wireless, while our discontinued operations during 2003 relate to both the California properties included in the swap with AT&T Wireless and the Maryland properties included in the swap with Cingular Wireless. Discontinued operations during 2002 relate to the California properties included in the swap with AT&T Wireless, the Maryland properties included in the swap with Cingular Wireless and the markets sold to Verizon Wireless.
Cumulative effect of change in accounting principle
      For the year ended December 31, 2002, we recognized a total impairment on our wireless license acquisition costs of $174.1 million, net of tax benefit, as a result of implementing SFAS No. 142, “Goodwill and Other Intangible Assets.” Of this total, $33.3 million reflects our impairment and $140.8 million reflects our share of the impairment from our then 50% interest in American Cellular.

LIQUIDITY AND CAPITAL RESOURCES
      We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, and when necessary, bank debt and the sale of debt and equity securities. Although we cannot provide assurance, assuming successful implementation of our strategy, including the continuing development of our wireless systems and significant and sustained growth in our cash flows, we believe that availability under our Dobson Cellular revolving line of credit, our cash and marketable securities on hand and cash flows from operations will be sufficient to satisfy our currently expected capital expenditures, working capital and debt service obligations over the next year. In addition, in March 2005, we announced an agreement to sell 563 towers to GTP for $87.5 million and lease the towers back from GTP under a lease with an initial 10 year term. However, this transaction is subject to customary closing conditions. In the event we do not complete the sale of these assets, our liquidity could be adversely affected. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and the regulatory, technological and competitive developments that may arise.
      We currently expect that we may have to refinance our notes at their final maturities, which begin in 2010. Sources of additional financing may include commercial bank borrowings, vendor financing and the issuance of equity or debt securities. Some or all of these financing options may not be available to us in the future, since these resources are dependent upon our financial performance and condition, along with certain other factors that are beyond our control, such as economic events, technological changes and business trends and developments. Thus, if at any time financing is not available on acceptable terms, it could have a materially adverse effect on our business and financial condition.
Working Capital and Net Cash Flow
      At December 31, 2004, we had working capital of $77.6 million, a ratio of current assets to current liabilities of 1.3:1, an unrestricted cash balance of $139.9 million and marketable securities of $39.0 million, which compares to working capital of $103.0 million, a ratio of current assets to current liabilities of 1.4:1, an unrestricted cash balance of $151.5 million and marketable securities of $56.7 million at December 31, 2003. Working capital has decreased due primarily to our repurchase of $48.3 million of our 8.875% senior notes during the first quarter of 2004, our repurchase of $17.4 million of our preferred stock during the second quarter and third quarter of 2004, our acquisition of two new markets during 2004, and the completion of our GSM/ GPRS/ EDGE network buildout, offset by cash provided by operating activities.
      Our net cash provided by operating activities was $150.4 million for the year ended December 31, 2004, compared to $259.8 million for the year ended December 31, 2003, and $187.5 million for the year ended December 31, 2002. The decrease from 2003 to 2004 was primarily due to a $42.4 million decrease in our operating income, a $27.6 million decrease in cash provided by discontinued operations, and decreases resulting from our changes in our current assets and liabilities. The increase of $72.3 million from operating activities from 2002 to 2003 was primarily due to an increase in operating income. For additional analysis of the changes impacting net income from continuing operations see “Results of Operations for the Years Ended December 31, 2004, 2003, and 2002.” We expect that any future improvements in cash provided by operating activities will primarily be driven by improvements in net income from continuing operations.
      We used cash in investing activities for the years ended December 31, 2004, and 2003 and we received cash from investing activities for the year ended December 31, 2002. Investing activities are primarily related to capital expenditures, purchases and sales of marketable securities and acquisitions and sales of markets. We expect to use cash in investing activities for the foreseeable future. We received cash from investing activities for the year ended December 31, 2002, due to our net proceeds from our sale of certain markets to Verizon Wireless. For the year ended December 31, 2004, our capital expenditures were $142.0 million ($65.9 excluding the impact of newly acquired markets), while they were $163.9 million for the year ended December 31, 2003 ($112.0 excluding the impact of newly acquired markets), and $72.9 million for the year ended December 31, 2002. During 2005, we expect capital expenditures to remain fairly constant with 2004 amounts as a result of the continued development and improvement of our GSM/ GPRS/ EDGE technology in our markets.
      We used cash in financing activities for the years ended December 31, 2004, 2003, and 2002. Financing activities are primarily related to proceeds from our credit facilities and notes, repayments of our credit facilities and notes, deferred financing cost associated with our credit facility and notes and purchase of debt and equity securities. Our financing activity uses for the year ended December 31, 2004, consisted primarily of repayments and repurchases of our credit facilities and notes totaling $859.2 million, redemption and repurchase of preferred stock of $17.4 million and deferred financing costs of $16.9 million, offset by proceeds from our credit facilities and notes of $899.0 million. For future expected payments of our notes, see the contractual obligation table included below.
Capital Resources
New Dobson Cellular Senior Secured Notes
      On November 8, 2004, our wholly owned subsidiary, Dobson Cellular, completed the offering of $825.0 million senior secured notes, consisting of $250.0 million of 8.375% first priority senior secured notes due 2011, $250.0 million of first priority senior secured floating rate notes due 2011 and $325.0 million of 9.875% second priority senior secured notes due 2012. The notes are guaranteed on a senior basis by us, DOC and Dobson Cellular’s wholly owned subsidiaries, and the notes and guarantees are secured by liens on the capital stock of DOC and Dobson Cellular and on substantially all of the assets of DOC, Dobson Cellular and Dobson Cellular’s subsidiaries that guarantee the notes, other than excluded assets (as defined in the indentures for the notes). The notes and guarantees rank pari passu in right of payment with existing and future senior indebtedness of Dobson Cellular and the guarantors, and senior to all existing and future subordinated indebtedness of Dobson Cellular and the guarantors.
      A portion of the proceeds from the offering was used to repay all amounts outstanding under Dobson Cellular’s senior secured credit facility, to repurchase, at a discount, $175.8 million of previously outstanding debt securities and to fund the acquisition of RFB. As part of the refinancing, Dobson Cellular amended its existing credit facility to, among other things, eliminate the term loan portion and amend the revolving portion to provide for maximum borrowing of $75.0 million.

2011 Fixed Rate Notes
      Interest on the 2011 first priority senior secured notes accrues at the rate of 8.375% per annum and is payable semi-annually in arrears on May 1 and November 1, commencing on May 1, 2005. We make each interest payment to the holders of record on the immediately preceding April 15 and October 15. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

2011 Floating Rate Notes
      The 2011 first priority senior secured floating rate notes bear interest at the rate per annum, reset quarterly, equal to LIBOR plus 4.75%. At December 31, 2004, LIBOR equaled 2.56% therefore, the interest rate on these notes was 7.31%.

2012 Fixed Rate Notes
      Interest on the 2012 second priority senior secured notes accrues at the rate of 9.875% per annum and is payable semi-annually in arrears on May 1 and November 1, commencing on May 1, 2005. We make each interest payment to the holders of record on the immediately preceding April 15 and October 15. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.
      In connection with the closing of the sale of the notes, Dobson Cellular and the guarantors entered into indentures with Bank of Oklahoma, as trustee for the notes due 2011, and BNY Midwest Trust Company, as trustee for the notes due 2012. The indentures contain certain covenants, including, but not limited to, covenants that limit the ability of Dobson Cellular and its restricted subsidiaries to:

•	incur indebtedness;

•	incur or assume liens;

•	pay dividends or make other restricted payments;

•	impose dividend or other payment restrictions affecting Dobson Cellulars’ restricted subsidiaries;

•	issue and sell capital stock of Dobson Cellulars’ restricted subsidiaries;

•	issue certain capital stock;

•	issue guarantees of indebtedness;

•	enter into transactions with affiliates;

•	sell assets;

•	engage in any business other than a permitted business;

•	enter into sale and leaseback transactions; and

•	merge or consolidate with or transfer substantial assets to another entity.
Dobson Cellular Senior Secured Credit Facility
      Dobson Cellular’s senior secured credit facility consists of a $75.0 million senior secured revolving credit facility.
      The Dobson Cellular credit facility is guaranteed by us, DOC and DOC Lease Co LLC, and is secured by first and second priority security interests in all of the tangible and intangible assets of Dobson Cellular. The Dobson Cellular credit facility is not guaranteed by American Cellular or any of its subsidiaries. In connection with the offering by Dobson Cellular of its $825.0 million of senior secured notes in November 2004, Dobson Cellular repaid all outstanding borrowings under the Dobson Cellular credit facility totaling $599.5 million and amended it to, among other things, permit additional leverage under certain of the leverage ratios, eliminate the term loan portion of the facility, amend the revolving portion of the facility to provide for maximum borrowing of $75.0 million and shorten the maturity of the credit facility to October 23, 2008. As of December 31, 2004, we had no borrowings under this amended credit facility.
      Under specified terms and conditions, including covenant compliance, the amount available under the Dobson Cellular credit facility may be increased by an incremental facility of up to $200.0 million. We have the right to make no more than four requests to increase the amount of the credit facility, such request must be made at least 12 months prior to the credit termination date. Any incremental facility will have a maturity greater than the weighted average life of the existing debt under the Dobson Cellular credit facility.
      Dobson Cellular also is required to make mandatory reductions of the credit facility with the net cash proceeds received from certain issuances of debt and equity and upon certain asset sales by Dobson Cellular and its subsidiaries.
      The Dobson Cellular credit facility agreement contains covenants that, subject to specified exceptions, limit our ability to:

•	make capital expenditures;

•	sell or dispose of assets;

•	incur additional debt;

•	create liens;

•	merge with or acquire other companies;

•	engage in transactions with affiliates, including dividend restrictions; and

•	make loans, advances or stock repurchases.
Dobson Communications 8.875% Senior Notes
      On September 26, 2003, we completed the private sale of $650.0 million principal amount of 8.875% senior notes due 2013. The net proceeds from the sale of the notes were used to repay in full all amounts owing under the old bank credit facility of DOC, and to repay in part amounts owing under the bank credit facility of Sygnet Wireless, Inc. The senior notes rank pari passu in right of payment with any of our existing and future senior indebtedness and are senior to all existing and future subordinated indebtedness. American Cellular is an unrestricted subsidiary for purposes of our 8.875% senior notes and is not subject to certain covenants contained in the related indenture.
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
      On February 28, 2004, our board of directors authorized us to expend up to $50.0 million to repurchase some of our outstanding existing 10.875% senior notes and existing 8.875% senior notes. During the first quarter of 2004, we purchased $55.5 million principal amount of our 8.875% senior notes for the purchase price of $48.3 million, excluding accrued interest. Our first quarter 2004 gain from extinguishment of debt related to these senior notes. This gain was $6.1 million, net of deferred financing costs.
      In addition, on October 12, 2004, our board of directors authorized us to expend up to $125.0 million for acquisition of our bond debt, without regard to face amount of principal and accrued interest acquired. We purchased approximately $174.8 million principal amount of our 8.875% senior notes at an aggregate cost of approximately $122.9 million, excluding accrued interest, with a portion of the proceeds from the sale by Dobson Cellular of its senior secured notes in November 2004. We reported a gain on extinguishment of debt, net of deferred financing costs, of approximately $48.7 million in the fourth quarter of 2004 as a result of these purchases.

Dobson Communications 10.875% Senior Notes
      On June 15, 2000, we completed the private sale of $300.0 million principal amount of our 10.875% senior notes due 2010. We used the proceeds to repay indebtedness under the senior secured revolving credit facility of DOC, and for working capital and other general corporate purposes. The senior notes rank pari passu in right of payment with any of our existing and future unsubordinated indebtedness and are senior to all existing and future subordinated indebtedness. American Cellular is an unrestricted subsidiary for purposes of our existing 10.875% senior notes.
      In connection with the closing of the sale of the notes, we entered into an indenture with The Bank of New York, as successor trustee to United States Trust Company of New York. The indenture contains certain covenants consistent with the covenants noted above in the 8.875% senior notes.
      We purchased approximately $1.0 million principal amount of our 10.875% senior notes at an aggregate cost of approximately $0.8 million, excluding accrued interest, with a portion of the proceeds from the sale by Dobson Cellular of its senior secured notes in November 2004. We reported a gain on extinguishment of debt, net of deferred financing costs, of approximately $0.2 million in the fourth quarter of 2004 as a result of these purchases.
American Cellular 10% Senior Notes
      In connection with the American Cellular reorganization, on August 8, 2003, ACC Escrow Corp. (now American Cellular) completed an offering of $900.0 million aggregate principal amount of existing 10% senior notes due 2011. These senior notes were issued at par. On August 19, 2003, ACC Escrow Corp. was merged into American Cellular, and the net proceeds from the offering were used to fully repay American Cellular’s existing bank credit facility, and to pay expenses of the offering and a portion of the expenses of the restructuring. Dobson Communications and Dobson Cellular are not guarantors of these senior notes.
      During 2001, American Cellular issued $700.0 million principal amount of its 9.5% senior subordinated notes due 2009 at a discount of $6.9 million. The discount was being amortized over the life of the notes. In August 2003, as part of the restructuring of American Cellular, holders of $681.9 million outstanding principal amount of American Cellular’s senior notes surrendered their senior notes and received approximately $48.7 million in cash, 43.9 million shares of newly issued shares of our Class A common stock, and 681,900 shares of our Series F preferred stock, which has an aggregate liquidation preference of approximately $121.8 million and is convertible into a maximum of 13.9 million shares of our Class A common stock. We also issued an additional 4,301 shares of our Series F preferred stock and 276,848 shares of our Class A common stock in payment of certain fees. There remains outstanding $18.1 million principal amount of American Cellular’s 9.5% senior subordinated notes.
      The indenture for American Cellular’s 10% senior notes includes certain covenants including, but not limited to, covenants that limit the ability of American Cellular and its restricted subsidiaries to:

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
Preferred Stock
      During August 2003, in conjunction with the American Cellular reorganization, we issued 686,201 shares of our Series F preferred stock having an aggregate liquidation preference of $122.5 million and convertible into a maximum of 14.0 million shares of our Class A common stock, plus $48.7 million in cash and 44.2 million shares of our Class A common stock to the former holders of $681.9 million principal amount of American Cellular’s outstanding 9.5% senior subordinated notes due 2009 and their advisors. Our outstanding Series F referred stock still has an aggregate liquidation preference of $122.5 million, plus accrued dividends, at December 31, 2004.
      As of December 31, 2004, we had outstanding 46,181 shares of our 12.25% preferred stock with an aggregate liquidation value of $44.6 million, net of deferred financing costs and discount, plus accrued dividends, and 192,898 shares of our 13% preferred stock with an aggregate liquidation value of $191.5 million, net of deferred financing costs, plus accrued dividends. The certificates of designation for these series of preferred stock contain restrictive covenants that require us to meet certain financial ratios in order to incur indebtedness.
      On June 15, 2004, our board of directors authorized us to expend up to $50.0 million to repurchase some of our outstanding 12.25% and 13% preferred stock. Through December 31, 2004, we repurchased a total of 14,816 shares of our 12.25% preferred stock and 9,475 shares of our 13% preferred stock. The preferred stock repurchases totaled 24,291 shares for $17.4 million, of which all have been canceled. These repurchases resulted in a gain on redemption and repurchases of preferred stock totaling $6.5 million. The gain on redemption and repurchases of preferred stock is included in our loss from continuing operations. During the year ended December 31, 2003, prior to the adoption of SFAS No. 150, we repurchased a total of 32,707 shares of our 12.25% preferred stock and 27,500 shares of our 13% preferred stock, for an aggregate purchase price of $36.6 million. This resulted in a gain on redemption and repurchases of preferred stock totaling $23.6 million. In addition, AT&T Wireless transferred to us all of our Series AA preferred stock, which had a fair value that was substantially lower than our carrying value, thus resulting in a gain on redemption and repurchases of preferred stock of $194.7 million. Therefore, our total gain from redemption and repurchases of preferred stock prior to adoption of SFAS No. 150 (on July 1, 2003) was $218.3 million. The gain on redemption and repurchases of preferred stock is included in net income applicable to common stockholders. Subsequent to the adoption of SFAS No. 150, in 2003, we repurchased a total of 293,101 shares of our 12.25% preferred stock, for an aggregate purchase price of $311.0 million, which, including fees and the related write off of deferred financing costs, resulted in a loss from redemption and repurchases of preferred stock of $26.8 million and is included in our loss from continuing operations.
      On September 29, 2004, and December 20, 2004, we announced that we would not declare or pay the cash dividend due in the fourth quarter of 2004 and the first quarter of 2005, respectively, on our outstanding 12.25% preferred stock or our outstanding 13% preferred stock. Unpaid dividends will accrue interest at the stated dividend rates, compounded quarterly. To the extent dividends are not paid prior to the mandatory redemption dates or prior to our repurchase of the preferred shares, we will be required to pay such dividends on the redemption dates to the extent it is permitted under applicable law to redeem the preferred stock on such dates.
      If we defer dividends on our 12.25% preferred stock and our 13% preferred stock preferred stock, we are not permitted to pay dividends on the Series F preferred stock. Therefore, the Series F dividends due on October 15, 2004 with respect to this preferred stock were not paid, and will accrue interest at 7%, compounded semi-annually. If we do not make two semi-annual dividend payments (whether consecutive or not) on the Series F preferred stock, a majority of the holders of the Series F preferred stock would have the right to elect two new directors to our board of directors. If we do not pay the dividend due April  15, 2005, this right to elect two directors would become exercisable.

      If we do not make four quarterly dividend payments (whether consecutive or not) on either our 12.25% preferred stock or our 13% preferred stock, a majority of the holders of the respective series of preferred stock would each have the right to elect two new directors each to our board of directors. Under these circumstances, the expansion of our board of directors by six new members would not constitute a change of control under the indentures governing our outstanding notes or Dobson Cellular’s senior secured credit facility.
Proposed Exchange Offer
      On January 18, 2005, we filed a registration statement with the U.S. Securities and Exchange Commission, relating to a proposed offer to exchange cash or shares of Class A common stock for up to all of our outstanding 12.25% preferred stock and 13% preferred stock, which we refer to as the “Exchange Offer”. On February 11, 2005, we filed an amendment to this registration statement that became effective February 14, 2005. In the amended Exchange Offer, for each share of preferred stock tendered, accepting holders would have received cash in the amount of $301 and one share of Series J mandatory convertible preferred stock, a new series of preferred stock to be created in connection with the exchange offer. The exchange offer was subject to a number of conditions, including that a minimum number of shares of preferred stock be tendered and not withdrawn prior to the expiration date of the exchange offer, which was March 15, 2005. The minimum tender condition was not satisfied and, as a result, the exchange offer expired on the expiration date without being consummated.
Capital Expenditures and Commitments
      Our capital expenditures were $142.0 million for the year ended December 31, 2004. The majority of these expenditures that occurred during the first half of 2004 were in relation to the build-out of our GSM/ GPRS/ EDGE network. We expect to spend approximately $140 million for capital expenditures in 2005. The majority of these expected expenditures would expand the capacity of our GSM/ GPRS/ EDGE network, support the addition of approximately 150-200 new GSM/ GPRS/ EDGE cell sites, upgrade acquired networks, and fund certain mandates to comply with requirement of E-911 Phase II.
      The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions. We may require additional financing for future acquisitions, to refinance our debt at its final maturities and to meet the mandatory redemption provision on our preferred stock.
Contractual Obligations
      The table below sets forth all of our contractual cash obligations as of December 31, 2004, which are obligations during the following years.

	2005	2006-2007	2008-2009	2010 and after

		($ In thousands)
Contractual Cash Obligations
Notes payable	$—	$—	$13,774	$2,442,364
Capital leases	305	—	—	—
Mandatorily redeemable preferred stock	—	—	239,079	—
Series F preferred stock	—	—	—	122,536
Operating leases	46,300	73,729	52,027	71,010
Purchase obligations	3,566	62,500	—	—

Total contractual cash obligations	$50,171	$136,229	$304,880	$2,635,910

      In addition, we are required to make cash interest payments on our 10.875% senior notes due 2010 and our 8.875% senior notes due 2013, Dobson Cellular is required to pay cash interest on its 9.875% second priority senior secured notes due 2012, 8.375% senior secured notes due 2011 and its floating rate senior secured notes due 2011, and American Cellular is required to pay cash interest on its 10% senior notes due

2011 and its 9.5% senior subordinated notes due 2009. Based on outstanding principal amounts at December 31, 2004, cash interest on our notes is as follows:

•	$32.5 million annually through maturity in 2010 on our 10.875% senior notes;

•	$37.2 million annually through maturity in 2013 on our 8.875% senior notes;

•	$32.1 million annually through maturity in 2012 on Dobson Cellular’s 9.875% second priority senior secured notes;

•	$20.9 million annually through maturity in 2011 on Dobson Cellular’s 8.375% senior secured notes;

•	$18.3 million annually based on the interest rate in effect on December 31, 2004, on Dobson Cellular’s floating rate senior secured notes that will vary through maturity in 2011 based on the applicable interest rate, which is reset quarterly, of LIBOR plus 4.75%;

•	$90.0 million annually through maturity in 2011 on American Cellular’s 10% senior notes; and

•	$1.7 million annually through maturity in 2009 on American Cellular’s 9.5% senior subordinated notes.
      In addition to the above cash obligations, beginning in 2003, we were required to pay cash dividends on our 12.25% preferred stock, and beginning May  1, 2004, we were required to pay cash dividends on our 13% preferred stock. On September 29, 2004 and December 20, 2004, we announced that we do not intend to declare or pay dividends on our 12.25% preferred stock or our 13% preferred stock. To the extent dividends are not paid prior to the mandatory redemption dates or prior to our repurchase of the preferred shares, we will be required to pay such dividends on the redemption dates to the extent we are permitted under applicable law to redeem the preferred stock on such dates. Mandatorily redeemable preferred stock presented in the table above does not include accrued or future dividends. As of December 31, 2004, we have accrued dividends of $2.7 million on our 12.25% preferred stock, $10.6 million on our 13% preferred stock and $6.1 million on our 7% Series F preferred stock. Based on the amount outstanding as of December 31, 2004, dividends related to our 12.25% preferred stock would be approximately $5.7 million for the years 2005, 2006 and 2007 and $1.4 million for 2008, dividends related to our 13% preferred stock would be approximately $25.4 million for the years 2005, 2006, 2007 and 2008 and $12.6 million for 2009 and dividends related to our 7% Series F preferred stock would be approximately $8.6 million for the years 2005 through redemption in 2016.
      Purchase obligations include agreements to purchase goods or services that is enforceable and legally binding that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase obligations include all legally binding contracts such as firm commitments for inventory purchases, capital expenditures, software acquisition/licenses commitments, legally binding service contracts and non-cancelable purchase orders that meet the definition of a “purchase obligation”.
      We are obligated under a purchase and license agreement with Nortel Networks Corp. to purchase approximately $90 million of GSM/ GPRS/ EDGE related products and services prior to June 9, 2007. If we fail to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 20% of the portion of the $90 million commitment that remains unfulfilled. As of December 31, 2004, $27.5 million of this commitment has been fulfilled. The remaining commitment of approximately $62.5 million is included in the table above.
      We have entered into an agreement to sell 563 towers to GTP for $87.5 million and then lease them back under a lease with an initial ten-year term. This lease is expected to be accounted for as an operating lease. This transaction is subject to the satisfaction of customary closing conditions.
Off-Balance Sheet Arrangements
      We do not have any off-balance sheet financing arrangements or liabilities. In addition, we do not have any majority-owned subsidiaries or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements.

Related Party Transactions
      We receive a variety of telecommunication services from Syniverse Technologies, Inc., or Syniverse. Our former President and Chief Operating Officer is the Chief Executive Officer of Syniverse. We paid Syniverse $7.8 million for services provided in 2004 and $4.5 million for services provided in 2003. All services were negotiated on an arms-length basis, and we believe the terms of all services agreed to are fair to our subsidiaries and us.
      For a further discussion regarding additional relationships and related party transactions, we refer you to our Proxy Statement for our 2005 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2004, and which is incorporated herein by reference under Item 13 below.
EFFECT OF NEW ACCOUNTING STANDARDS
      At the September 29-30, 2004 meeting of the EITF, the SEC Staff announced Topic D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill.” EITF D-108 states that the residual method should no longer be used to value intangible assets other than goodwill. Rather, intangible assets should be separately and directly valued and the resulting fair value recognized. As noted in Critical Accounting Policies, we have used the “start-up” method to determine the fair value of our licenses. As a result, our financial condition or results was not impacted by the implementation of EITF Topic D-108.
      In December 2004, the FASB published FASB Statement No. 123 (revised 2004), “Share-Based Payments.” Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued.
      As a larger public entity, we will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005, which is the third quarter of 2005.
      Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.
      Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. As allowed, we have historically accounted for stock options using the accounting principles of Opinion 25. The impact of adopting the provisions of Statement 123(R) will be to increase our non-cash compensation expense in future periods. We have not determined the method that we will use to estimate the fair value of stock options as part of our adoption of Statement 123(R). As disclosed in the notes to our consolidated financial statements, using the Black-Scholes method of determining fair value in the past would have increased our non-cash compensation expense, net of tax, by approximately $6.5 million in 2004, $6.1 million in 2003 and $8.7 million in 2002. Based solely on the number of options currently granted, we expect the 2005 incremental expense associated with the adoption of Statement 123(R) to be less than $2 million, net of tax. The provisions of our credit facilities, outstanding notes, and preferred stock do not include non-cash compensation expenses in the determination of financial covenants. As a result, the effects of the adoption of Statement 123(R) will not have a significant impact on our financial condition or capital resources.
FORWARD-LOOKING STATEMENTS
      The description of our plans and expectations set forth herein, including expected capital expenditures and acquisitions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans and expectations involve a number of risks and uncertainties. Important factors that could cause actual capital expenditures, acquisition activity or our performance to differ materially from the plans and expectations include, without limitation, our ability to satisfy the financial covenants of our outstanding debt and preferred stock instruments and to raise additional capital; our ability to manage our business successfully and to compete effectively in our wireless business against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than those of ours; terms in our roaming agreements; and adverse regulatory changes. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in our business strategy or expected capital expenditures, or to reflect the occurrence of unanticipated events.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
      During November 2004, we used a portion of the proceeds from the sale by Dobson Cellular of $825.0 million of senior secured notes to repay all outstanding borrowings under Dobson Cellulars’ credit agreement. Of the senior secured notes sold by Dobson Cellular, $250.0 million bear interest at a variable rate, reset quarterly, of LIBOR plus 4.75%. These notes are the only variable rate debt we had outstanding upon completion of the offering and repayment of the borrowings under the Dobson Cellular credit agreement. As a result, after giving effect to this refinancing, a one percentage point change in interest rates would have changed our cash interest payments on an annual basis by approximately $2.5 million.

Item 8.	Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Dobson Communications Corporation and Subsidiaries
Management’s Report on Internal Control over Financial Reporting	48
Report of Independent Registered Public Accounting Firm	49
Report of Independent Registered Public Accounting Firm	50
Consolidated Balance Sheets as of December 31, 2004 and 2003	51
Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002	52
Consolidated Statements of Stockholders’ (Deficit) Equity for the Years Ended December 31, 2004, 2003 and 2002	53
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	54
Notes to Consolidated Financial Statements	55
INDEX TO SUPPLEMENTARY DATA
Dobson Communications Corporation and Subsidiaries
Selected quarterly financial data	94

Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
      The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud. By their nature, our or any system of disclosure controls and procedures can provide only reasonable assurance regarding management’s control objectives.
March 10, 2005

Report of Independent Registered Public Accounting Firm
To The Board of Directors and Stockholders of
Dobson Communications Corporation:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Dobson Communications Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dobson Communications Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Dobson Communications Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, Dobson Communications Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by COSO.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dobson Communications Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 10, 2005 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
Oklahoma City, Oklahoma
March 10, 2005

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Dobson Communications Corporation:
      We have audited the accompanying consolidated balance sheets of Dobson Communications Corporation and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dobson Communications Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.
      As described in Note 2 to the consolidated financial statements, as of January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 related to the change in accounting for identifiable intangible assets with indefinite lives.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dobson Communications Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
KPMG LLP
Oklahoma City, Oklahoma
March 10, 2005

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

	2004	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$139,884,107	$151,539,339
Marketable securities (Note 2)	39,000,000	56,700,000
Restricted cash and investments (Note 2)	—	11,343,618
Accounts receivable —
Customers, net of allowance for doubtful accounts of $2,216,271 in 2004 and $3,256,226 in 2003	99,941,071	97,318,214
Inventory (Note 2)	15,610,745	12,393,910
Prepaid expenses	8,509,486	7,618,961
Deferred tax assets	9,202,000	17,637,000

Total current assets	312,147,409	354,551,042

PROPERTY, PLANT AND EQUIPMENT, net (Note 2)	533,744,179	536,634,360

OTHER ASSETS:
Restricted assets (Note 2)	10,349,626	4,171,009
Wireless license acquisition costs (Note 2)	1,786,610,363	1,759,350,684
Goodwill (Note 2)	620,031,217	603,450,987
Deferred financing costs, net of accumulated amortization of $8,420,971 in 2004 and $4,598,256 in 2003 (Note 2)	43,025,883	51,368,901
Customer list, net of accumulated amortization of $91,630,917 in 2004 and $71,815,878 in 2003 (Note 2)	87,693,583	94,380,262
Other non-current assets	4,149,608	4,989,791
Assets of discontinued operations (Note 3)	—	70,043,464

Total other assets	2,551,860,280	2,587,755,098

Total assets	$3,397,751,868	$3,478,940,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$80,085,348	$104,440,157
Accrued expenses	31,438,255	31,124,598
Accrued interest payable	74,471,790	74,106,748
Deferred revenue and customer deposits	28,881,603	26,947,446
Current portion of credit facility and notes	—	5,500,000
Accrued dividends payable	19,404,780	8,604,061
Current portion of obligations under capital leases	305,449	782,000

Total current liabilities	234,587,225	251,505,010

OTHER LIABILITIES:
Credit facility and notes, net of current portion (Note 6)	2,456,137,897	2,409,684,567
Deferred tax liabilities (Note 11)	283,744,665	285,848,520
Mandatorily redeemable preferred stock, net (Note 8)	236,094,326	253,259,775
Minority interest	5,422,043	6,393,902
Other non-current liabilities	4,161,627	6,915,203
Liabilities of discontinued operations (Note 3)	—	29,252,943
Commitments (Note 7)
SERIES F CONVERTIBLE PREFERRED STOCK (Note 8)	122,535,599	122,535,599
STOCKHOLDERS’ EQUITY: (Note 9)
Class A common stock, $.001 par value,175,000,000 shares authorized and 120,081,762 and 119,997,356 shares issued in 2004 and 2003	120,082	119,998
Convertible Class B common stock, $.001 par value, 70,000,000 shares authorized and 19,418,021 shares issued in 2004 and 2003	19,418	19,418
Convertible Class C common stock, $.001 par value, 4,226 shares authorized and zero shares issued in 2004 and 2003	—	—
Convertible Class D common stock, $.001 par value, 33,000 shares authorized and zero shares issued in 2004 and 2003	—	—
Paid-in capital	1,206,362,528	1,205,138,956
Accumulated deficit	(1,118,001,904)	(1,057,788,169)
Less 5,622,599 and 5,709,353 Class A common shares held in treasury, at cost at December 31, 2004 and 2003	(33,431,638)	(33,945,222)

Total stockholders’ equity	55,068,486	113,544,981

Total liabilities and stockholders’ equity	$3,397,751,868	$3,478,940,500

The accompanying notes are an integral part of these consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

OPERATING REVENUE:

Service revenue	$771,610,002	$505,859,702	$323,116,128
Roaming revenue	208,153,911	201,198,858	176,149,476
Equipment and other revenue	43,717,647	28,695,089	17,503,996

Total operating revenue	1,023,481,560	735,753,649	516,769,600

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization items shown separately below)	255,307,899	173,435,819	138,240,283
Cost of equipment	108,968,337	56,611,860	40,331,452
Marketing and selling	128,690,425	79,546,561	61,580,575
General and administrative	179,525,394	106,108,639	66,472,652
Depreciation and amortization	192,818,463	119,424,083	75,181,053

Total operating expenses	865,310,518	535,126,962	381,806,015

OPERATING INCOME	158,171,042	200,626,687	134,963,585

OTHER (EXPENSE) INCOME:
Interest expense	(219,658,519)	(138,147,936)	(108,330,823)
Gain (loss) from extinguishment of debt (Note 6)	40,401,261	(52,276,698)	2,201,755
Gain (loss) on redemption and repurchases of mandatorily redeemable preferred stock (Note 8)	6,478,563	(26,776,601)	—
Dividends on mandatorily redeemable preferred stock (Note 8)	(32,074,685)	(30,568,258)	—
Other income (expense), net	3,120,874	3,829,138	(1,636,593)

(LOSS) INCOME BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	(43,561,464)	(43,313,668)	27,197,924
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(4,866,532)	(6,541,861)	(6,520,636)
LOSS FROM INVESTMENT IN JOINT VENTURE (Note 5)	—	—	(184,380,882)

LOSS BEFORE INCOME TAXES	(48,427,996)	(49,855,529)	(163,703,594)
Income tax (expense) benefit (Note 11)	(3,635,201)	(844,828)	52,177,022

LOSS FROM CONTINUING OPERATIONS	(52,063,197)	(50,700,357)	(111,526,572)
DISCONTINUED OPERATIONS: (Note 3)
Income from discontinued operations, net of income tax expense of $271,327 in 2004, $7,321,053 in 2003, and $14,988,054 in 2002	442,692	11,944,875	24,454,191
Loss from discontinued operations from investment in joint venture (Note 5)	—	—	(326,955)
Gain from sale of discontinued operations, net of income tax expense of $9,062,587 for 2003 and $59,164,138 in 2002	—	14,786,325	88,314,922
Gain from sale of discontinued operations from investment in joint venture	—	—	6,736,056

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:	(51,620,505)	(23,969,157)	7,651,642
Cumulative effect of change in accounting principle, net of income tax benefit of $20,406,000 (Note 2)	—	—	(33,294,000)
Cumulative effect of change in accounting principle from investment in joint venture	—	—	(140,820,000)

NET LOSS	(51,620,505)	(23,969,157)	(166,462,358)
DIVIDENDS ON PREFERRED STOCK	(8,177,677)	(43,299,923)	(94,451,055)
GAIN ON REDEMPTION AND REPURCHASES OF PREFERRED STOCK	—	218,310,109	67,836,924

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(59,798,182)	$151,041,029	$(193,076,489)

BASIC NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.45)	$1.42	$(2.13)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	133,784,752	106,291,582	90,671,688

DILUTED NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.45)	$1.38	$(2.13)

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	133,784,752	109,676,631	90,671,688

The accompanying notes are an integral part of these consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Stockholders’ (Deficit) Equity

								Accumulated		Total
		Class A Common Stock		Class B Common Stock				Other		Stockholders’
	Comprehensive						Accumulated	Comprehensive	Treasury	(Deficit)
	Loss	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Loss	Stock at Cost	Equity

DECEMBER 31, 2001		39,682,561	$39,683	54,995,888	$54,996	$606,454,999	$(728,939,087)	$(16,150,869)	$(18,459,912)	$(157,000,190)
Net loss	$(166,462,358)	—	—	—	—	—	(166,462,358)	—	—	(166,462,358)
Amounts related to hedged transactions reclassed into earnings, net of tax	15,000,162	—	—	—	—	—	—	15,000,162	—	15,000,162
Ineffective hedge transaction of unconsolidated subsidiary reclassed into earnings, net of tax	321,876	—	—	—	—	—	—	321,876	—	321,876
Change in fair value of hedge transactions, net of tax	(251,895)	—	—	—	—	—	—	(251,895)	—	(251,895)

Total comprehensive loss	$(151,392,215)

Conversion of common stock		18,407	18	(18,407)	(18)	—	—	—	—	—
Increase in subscription receivable		—	—	—	—	(268,701)	—	—	—	(268,701)
Preferred stock dividends		—	—	—	—	—	(94,451,055)	—	—	(94,451,055)
Redemption of preferred stock		—	—	—	—	67,836,924	—	—	—	67,836,924
Purchase of treasury stock, at cost		—	—	—	—	—	—	—	(7,796,587)	(7,796,587)

DECEMBER 31, 2002		39,700,968	39,701	54,977,481	54,978	674,023,222	(989,852,500)	(1,080,726)	(26,256,499)	(343,071,824)
Net loss	(23,969,157)	—	—	—	—	—	(23,969,157)	—	—	(23,969,157)
Amounts related to hedged transactions reclassed into earnings, net of tax	1,382,213	—	—	—	—	—	—	1,382,213	—	1,382,213
Change in fair value of hedge transactions, net of tax	(301,487)	—	—	—	—	—	—	(301,487)	—	(301,487)

Total comprehensive loss	$(22,888,431)

Receipt of subscription receivable		—	—	—	—	9,979,616	—	—	—	9,979,616
Preferred stock dividends		—	—	—	—	—	(43,299,923)	—	—	(43,299,923)
Issuance and conversion of common stock		80,296,388	80,297	(35,559,460)	(35,560)	302,826,009	—	—	—	302,870,746
Increase in treasury stock, at cost		—	—	—	—	—	—	—	(8,498,206)	(8,498,206)
Issuance of treasury stock		—	—	—	—	—	(666,589)	—	809,483	142,894
Additional paid in capital from redemption of preferred stock		—	—	—	—	218,310,109	—	—	—	218,310,109

DECEMBER 31, 2003		119,997,356	119,998	19,418,021	19,418	1,205,138,956	(1,057,788,169)	—	(33,945,222)	113,544,981
Net loss and comprehensive loss	$(51,620,505)	—	—	—	—	—	(51,620,505)	—	—	(51,620,505)

Series F preferred stock dividends		—	—	—	—	—	(8,177,677)	—	—	(8,177,677)
Issuance of common stock		84,406	84	—	—	1,223,572	—	—	—	1,223,656
Issuance of treasury stock		—	—	—	—	—	(415,553)	—	513,584	98,031

DECEMBER 31, 2004		120,081,762	$120,082	19,418,021	$19,418	$1,206,362,528	$(1,118,001,904)	$—	$(33,431,638)	$55,068,486

The accompanying notes are an integral part of these consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(52,063,197)	$(50,700,357)	$(111,526,572)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities, net of effects of acquisition —
Depreciation and amortization	192,818,463	119,424,083	75,181,053
Amortization of bond discounts and financing costs	7,802,169	8,887,519	10,932,538
Deferred income tax benefit (expense)	2,531,145	3,632,506	(35,532,284)
Non-cash mandatorily redeemable preferred stock dividends	13,728,072	7,173,660	—
(Gain) loss on redemption and repurchases of mandatorily redeemable preferred stock	(6,478,563)	26,776,601	—
Non-cash portion of loss (gain) from extinguishment of debt	18,551,794	52,276,698	(2,201,755)
Cash (used in) provided by operating activities of discontinued operations	(815,597)	26,796,213	25,439,406
Minority interests in income of subsidiaries	4,866,532	6,541,861	6,520,636
Loss from investment in joint venture	—	—	184,380,882
Other operating activities	71,763	245,396	(974,831)
Changes in current assets and liabilities —
Accounts receivable	(1,579,937)	16,850,103	38,185,548
Inventory	(2,774,598)	(3,203,846)	15,250,009
Prepaid expenses and other	(291,600)	(974,550)	1,277,742
Accounts payable	(25,746,269)	20,025,995	(18,003,344)
Accrued expenses	(2,194,523)	23,274,559	(1,784,325)
Deferred revenue and customer deposits	1,934,157	2,762,300	326,098

Net cash provided by operating activities	150,359,811	259,788,741	187,470,801

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(142,049,146)	(163,921,108)	(72,877,991)
Purchase of wireless licenses and properties	(61,094,444)	(57,659,199)	—
Cash acquired through acquisition of American Cellular Corporation	—	35,819,121	—
Receipt of funds held in escrow for contingencies on sold assets	11,354,020	7,094,075	—
Refund of deposits for FCC auction	—	—	107,300,000
(Decrease) increase in receivable-affiliate	—	(9,178,054)	483,618
Net proceeds from sale of discontinued operations	—	—	336,043,559
Cash received from exchange of assets	21,978,720	—	—
Proceeds from sale of property, plant and equipment	269,512	13,452	3,545,217
Cash used in investing activities of discontinued operations	(140,234)	(4,966,458)	(11,264,332)
Purchases of marketable securities	(65,000,000)	(45,000,000)	(76,200,000)
Sales of marketable securities	82,700,000	105,350,000	—
Other investing activities	87,177	13,453,062	(18,650,382)

Net cash (used in) provided by investing activities	(151,894,395)	(118,995,109)	268,379,689

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities and notes	899,000,000	2,100,000,000	389,500,000
Repayments and repurchases of credit facilities and notes	(859,209,000)	(1,850,019,072)	(734,790,522)
Distributions to minority interest holders	(5,754,722)	(8,039,860)	(6,549,176)
Redemption and repurchases of mandatorily redeemable preferred stock	(17,375,750)	(347,588,244)	(38,691,210)
Preferred stock dividends paid	(3,676,068)	(12,008,340)	—
Purchase of common stock	—	—	(7,796,587)
Purchase of restricted investments	(5,860,000)	(525,000)	—
Maturities of restricted investments, net of interest	—	83,600	92,763
Deferred financing costs	(16,852,045)	(47,105,227)	(189,924)
Issuance of common stock	230,156	903,263	—
Other financing activities	(623,219)	41,383	(1,525,822)

Net cash (used in) provided by financing activities	(10,120,648)	(164,257,497)	(399,950,478)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,655,232)	(23,463,865)	55,900,012
CASH AND CASH EQUIVALENTS, beginning of year	151,539,339	175,003,204	119,103,192

CASH AND CASH EQUIVALENTS, end of year	$139,884,107	$151,539,339	$175,003,204

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest	$206,956,137	$94,361,078	$115,382,160
Income taxes	$1,976,374	$3,408,385	$3,690,373
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock dividend paid through the issuance of preferred stock (prior to the implementation of SFAS 150)	$—	$24,185,000	$80,338,000
Transfer of fixed assets to affiliates	$—	$277,453	$407,403
Net property and equipment (disposed) acquired through exchange of assets	$(11,793,362)	$8,436,363	$—
Net wireless license acquisition costs disposed through exchange of assets	$(41,143,732)	$(50,462,667)	$—
The accompanying notes are an integral part of these consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION
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
Capital Resources and Growth
      The Company has substantial indebtedness and debt service requirements and is subject to significant financial restrictions and limitations. If the Company is unable to satisfy any of the covenants under the credit facility (described in Note 6), including financial covenants, the Company will be unable to borrow under the credit facility during such time period to fund its ongoing operations, expected capital expenditures or other permissible uses.
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
      The Company is responsible for managing and providing administrative services for certain partnerships of which the Company is the majority partner. The Company is accountable to the partners and stockholders for the execution and compliance with contracts and agreements and for filing of instruments required by law, which are made on behalf of these partnerships. The Company also maintains the books and records of these partnerships.
Business Segment
      The Company operates in one business segment pursuant to SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
Cash and Cash Equivalents
      Cash and cash equivalents of $139.9 million at December 31, 2004, and $151.5 million at December 31, 2003, consist of cash and cash equivalents including all highly liquid investments with maturities at the date of purchase of three months or less, and the carrying amounts approximate fair value. In addition to cash, the Company’s cash equivalents include money market funds.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Marketable Securities
      The Company invests in certain marketable securities and classifies these securities as available-for-sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with SFAS No. 115, available-for-sale marketable securities are accounted for at fair value, with the unrealized gain or loss, less applicable deferred income taxes, shown as a separate component of stockholders’ equity.
      The Company began classifying its investment in auction-rate securities as short-term marketable securities at December 31, 2004. Prior to this, the Company included these securities as cash and cash equivalents. Therefore, certain prior period amounts have been reclassified to conform to the current-year presentation. This change in classification has no effect on the amounts of total current assets, total assets, net loss, or cash flow from operations of the Company.
      At December 31, 2004 and 2003, our marketable securities consisted entirely of auction-rate securities totaling $39.0 million and $56.7 million, respectively. As of December 31, 2004, the contractual maturities of these available-for-sale securities will begin to expire in 2040. The gross realized gains and losses were insignificant in 2004 and 2003. At December 31, 2004 and 2003, the carrying value and fair value of these securities were the same.
Restricted Cash and Investments
      Restricted cash and investments totaled $10.3 million at December 31, 2004, and $15.5 million at December 31, 2003. The December 31, 2004 balance primarily consists of cash holdings for RFB related to the assignment of certain spectrum licenses, which are pending FCC approval. The December 31, 2003 balance primarily consisted of an escrow reserve to cover any future contingencies related to the Company’s sale of certain markets to Verizon Wireless during February 2002. As a result of having no further contingencies related to the Verizon Wireless transaction, the Company received $7.1 million of the escrow reserve during February 2003, and $11.3 million of the escrow reserve during the first quarter of 2004.
Allowance for Doubtful Accounts
      Allowance for doubtful accounts of $2.2 million at December 31, 2004 and $3.3 million at December 31, 2003 are based on a percentage of aged receivables. The Company reviews it allowance for doubtful accounts monthly.
Inventory
      The Company values its inventory using the weighted average costing method of accounting or, if lower, estimated market value.
Property, Plant and Equipment
      Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials and overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense was $167.9 million for the year ended December 31, 2004, $98.9 million for the year ended December 31, 2003 and $62.1 million for the year ended December 31, 2002.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Listed below are the major classes of property, plant and equipment, their estimated useful lives, in years, and their balances as of December 31, 2004 and 2003:

	Useful Life	2004	2003

		($ In thousands)
Wireless systems and equipment	3-10	$823,176	$648,537
Buildings and improvements	5-40	59,661	56,099
Vehicles, aircraft and other work equipment	3-10	7,706	7,693
Furniture and office equipment	5-10	88,747	72,160
Plant under construction		2,985	32,245
Land		2,730	2,730

Property, plant and equipment		985,005	819,464
Accumulated depreciation		(451,261)	(282,830)

Property, plant and equipment, net		$533,744	$536,634

Impairment of Long-Lived Assets
      The Company evaluates the carrying value of its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires the Company to review the carrying value of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such a circumstance were deemed to exist, the carrying value of the asset would be compared to the expected undiscounted future cash flows generated by the asset.
      As a result of technological advances, which led to the Company’s recent upgrade to GSM/ GPRS/ EDGE technology during 2004, the Company reassessed the useful lives and carrying values of its TDMA network assets during the fourth quarter of 2004. While no impairment was noted, this assessment did result in the reduction of the Company’s useful lives for these TDMA network assets. This reduction in the useful lives will result in an annual increase in depreciation expense totaling $6.6 million through 2007.
      The Company also evaluates the carrying value of its indefinite life intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires the Company to evaluate the carrying value using its fair values at least annually. To complete this evaluation, the Company performs a comparison of the carrying amount of its wireless license acquisition costs to the fair value of those assets. For purposes of this comparison, it is the Company’s policy to aggregate its wireless license acquisition costs. The Company determines the fair value of its wireless license acquisition costs based on its estimated future discounted cash flows. Upon implementation of SFAS No. 142 during 2002, the Company performed this comparison of the carrying amount of its wireless license acquisition costs to the fair value of those assets. Based on the comparison, the Company determined that the carrying amount of its wireless license acquisition costs exceeded their estimated fair value. As a result, the Company recorded a charge, net of income tax benefit, of $33.3 million to reflect the write-down of its wireless license acquisition costs to their fair value and a charge of $140.8 million to reflect its equity in the write-down of the wireless license acquisition costs of its then 50% owned joint venture, American Cellular to their fair values.
      For goodwill, there is a two-step approach for assessing impairment. The first step requires a comparison of the fair value of the Company to its carrying amount, including goodwill. If the estimated fair value exceeds its carrying amount, then the goodwill is not deemed to be impaired. If the estimated fair value does not exceed its carrying value, the second step of the impairment test is performed, which measures the amount of impairment loss. During 2002, the Company identified impairments relating to its indefinite life intangible assets. At June 30, 2002 and continuing through August 2003, American Cellular failed to comply with the total debt leverage ratio required by its senior credit facility. Due to factors and circumstances impacting

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
American Cellular, American Cellular concluded that it was necessary to re-evaluate the carrying value of its goodwill and its indefinite life intangible assets in accordance with SFAS No. 142. Based on these evaluations at June 30, 2002 and December 31, 2002, American Cellular concluded that there were impairments of its goodwill. Therefore, American Cellular recorded an impairment loss totaling $377.0 million at June 30, 2002, and an additional impairment loss of $423.9 million at December 31, 2002, bringing its total impairment loss on goodwill to $800.9 million for the year ended December 31, 2002. However, after recognizing the Company’s 50% interest in American Cellular’s impairment at June 30, 2002, the Company’s investment in the joint venture was written down to zero. Therefore, the additional impairment loss at December 31, 2002, did not impact the Company’s results of operations or financial condition.
      The Company’s annual evaluations during 2003 and 2004 were completed and no impairment losses on its goodwill or its wireless license acquisition costs were required.
Wireless License Acquisition Costs
      Wireless license acquisition costs consist of amounts paid to acquire FCC licenses to provide wireless services. In accordance with SFAS No. 142, which was effective January 1, 2002, the Company no longer amortizes wireless license acquisition costs. Instead, the Company tests for the impairment of indefinite life intangible assets at least annually and only adjusts the carrying amount of these intangible assets upon an impairment of the indefinite life intangible assets.
Goodwill
      In accordance with SFAS No. 142, the Company continues to test for the impairment of goodwill at least annually and will only adjust the carrying amount of goodwill upon an impairment of the goodwill.
Deferred Financing Costs
      Deferred financing costs consist primarily of fees incurred to issue the Company’s credit facility and notes. Deferred financing costs are being amortized over the term of the debt of eight to ten years. Interest expense related to this amortization of $6.6 million was recorded in 2004, $8.4 million in 2003, and $9.3 million in 2002.
Customer List
      Customer list consists of amounts paid to acquire wireless customer lists. Customer list acquisition costs are being amortized on a straight-line basis over five years, which is based upon the Company’s historical and projected customer additions and reductions. Amortization expense of $24.9 million was recorded in 2004, $20.6 million in 2003 and $13.1 million in 2002. Based on the remaining expected life of the Company’s customer list, the future estimated amortization expense is approximately $24.1 million in 2005, $22.6 million in 2006 and 2007, $16.4 million in 2008 and $1.9 million in 2009.
Derivative Instruments and Hedging Activities
      The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” which requires the Company to record an asset or liability. All derivatives are recognized on the balance sheet at their fair value. All of the Company’s derivatives that qualify for hedge accounting treatment are “cash flow” hedges.
      The Company’s accumulated other comprehensive loss, net of income tax benefit, was $1.1 million as of December 31, 2002. the Company’s hedge contracts expired in April 2003, and were reclassified and expensed during 2003, leaving no balance as of December 31, 2003 or December 31, 2004. During 2004, 2003 and 2002,

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
there were no gains or losses reclassified into earnings as a result of the discontinuance of hedge accounting treatment for any of the Company’s derivatives.
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
Revenue Recognition
      The Company recognizes service revenue over the period it is earned. The cost of providing service is recognized as incurred. Airtime and toll revenue are billed in arrears. The Company accrued estimated unbilled revenue for services provided of $9.1 million as of December 31, 2004, and $10.0 million as of December 31, 2003, which is included in accounts receivable in the accompanying consolidated balance sheets. Monthly access charges are billed in advance and are reflected as deferred revenue on the accompanying consolidated balance sheets. Equipment revenue is recognized when the equipment is delivered to the customer. Subscriber acquisition costs (primarily commissions and losses on equipment sales) are expensed as incurred and are included in marketing and selling costs.
Advertising Costs
      Advertising costs are expensed as incurred and are included as marketing and selling expenses in the accompanying consolidated statements of operations. Advertising costs amounted to $36.4 million for the year ended December 31, 2004, $19.2 million for the year ended December 31, 2003 and $13.9 million for the year ended December 31, 2002.
Income Taxes
      The Company files a consolidated income tax return. Income taxes are allocated among the various entities included in the consolidated tax return, as agreed, based on the ratio of each entity’s taxable income (loss) to consolidated taxable income (loss). Deferred income taxes reflect the estimated future tax effects of differences between financial statement and tax bases of assets and liabilities at year-end. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.
Disposal of Long-Lived Assets
      The Company accounts for the disposal of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The discontinued operations described in Note 3 are reflected in the consolidated financial statements as “Income from Discontinued Operations.”

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock-Based Compensation
      The Company accounts for its stock option plans under APB Opinion 25, “Accounting for Stock Issued to Employees,” under which no compensation expense is recognized. The following schedule shows the Company’s net (loss) income applicable to common stockholders and net (loss) income applicable to common stockholders per share for the last three years ended December 31, 2004, 2003 and 2002, had compensation expense been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation.” The pro forma information presented below is based on several assumptions and should not be viewed as indicative of the Company’s results in future periods.

	2004	2003	2002

	($ In thousands, except for per share
	amounts)
Net (loss) income applicable to common stockholders:
As reported	$(59,798)	$151,041	$(193,076)
Pro forma stock-based compensation, net of tax	(6,499)	(6,142)	(8,722)

Pro forma	$(66,297)	$144,899	$(201,798)

Basic net (loss) income applicable to common stockholders per common share:
As reported	$(0.45)	$1.42	$(2.13)
Pro forma	$(0.50)	$1.36	$(2.23)
Diluted net (loss) income applicable to common stockholders per common share:
As reported	$(0.45)	$1.38	$(2.13)
Pro forma	$(0.50)	$1.32	$(2.23)
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002:

	2004	2003	2002

	(Amounts expressed in
	percentages)
Interest rate	3.01%	3.25%	5.10%
Expected volatility	139.52%	150.63%	237.70%
Dividend yield	0%	0%	0%
      The weighted average fair value of options granted using the Black-Scholes option pricing model was $4.20 in 2004, $3.46 in 2003 and $2.09 in 2002 assuming an expected life of ten years.
Earnings Per Share
      SFAS No. 128, “Earnings Per Share,” requires two presentations of earnings per share — “basic” and “diluted.” Basic net (loss) income applicable to common stockholders per common share is computed by dividing net (loss) income available to stockholders (the numerator) by the weighted-average number of shares (the denominator) for the period. The computation of diluted net (loss) income applicable to common stockholders per common share is similar to basic net (loss) income applicable to common stockholders per common share, except that the denominator, unless the effect of the additional shares is antidilutive, is increased to include the number of additional shares that would have been outstanding if the dilutive shares had been issued. Dilutive shares represent the amount of additional shares that would be required to be issued if all the options and convertible preferred stock that are “in the money” were exercised or converted. Shares that are potentially dilutive are Company granted stock options, totaling 9.6 million shares, and shares of the Company’s Series F preferred stock, which are convertible into 14.0 million shares of the Company’s Class A

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
common stock. The table below sets forth the detailed computation of the Company’s basic and diluted earnings per common share. Due to losses incurred in 2002 and 2004, the inclusion of additional shares was antidilutive.

	Year Ended December 31,

	2004	2003	2002

	($ In thousands, except per share data)
Net (loss) income applicable to common stockholder	$(59,798)	$151,041	$(193,076)
Basic net (loss) income applicable to common stockholders per common share:
Continuing operations:
Loss from continuing operations	$(0.39)	$(0.48)	$(1.23)
Dividends on and repurchases of preferred stock	(0.06)	1.65	(0.29)
Discontinued operations	—	0.25	1.31
Change in accounting principle	—	—	(1.92)

Basic net (loss) income applicable to common stockholders per common share	$(0.45)	$1.42	$(2.13)

Basic weighted average common shares outstanding	133,784,752	106,291,582	90,671,688

Diluted net (loss) income applicable to common stockholders per common share:
Continuing operations:
Loss from continuing operations	$(0.39)	$(0.46)	$(1.23)
Dividends on and repurchases of preferred stock	(0.06)	1.60	(0.29)
Discontinued operations	—	0.24	1.31
Change in accounting principle	—	—	(1.92)

Diluted net (loss) income applicable to common stockholders per common share	$(0.45)	$1.38	$(2.13)

Diluted weighted average common shares outstanding	133,784,752	109,676,631	90,671,688

      The Company’s Class C and Class D common stock is convertible into 111.44 shares of Class A common stock at the option of the holder. Due to this conversion feature, basic net (loss) income per common share is computed by the weighted average number of shares of common stock outstanding on an as converted basis for the period described.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reconciles the net earnings and common shares outstanding used in the calculations of basic and diluted net (loss) income per share for 2004, 2003 and 2002.

	Net (Loss) Income
	Applicable to	Weighted Average
	Common	Common Shares
	Stockholders	Outstanding

	(In millions except per share data)
Year Ended December 31, 2004:
Basic net loss per share	$(0.45)	133.8
Dilutive effect of potential common shares issuable upon the exercise of outstanding stock options	—	—

Diluted net loss per share	$(0.45)	133.8

Year Ended December 31, 2003:
Basic net income per share	$1.42	106.3
Dilutive effect of potential common shares issuable upon the exercise of outstanding stock options	(0.04)	3.4

Diluted net income per share	$1.38	109.7

Year Ended December 31, 2002:
Basic net loss per share	$(2.13)	90.7
Dilutive effect of potential common shares issuable upon the exercise of outstanding stock options	—	—

Diluted net loss per share	$(2.13)	90.7

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
Significant Concentrations
      In connection with providing wireless services to customers of other wireless carriers, the Company has contractual agreements with those carriers, which provide for agreed-upon billing rates between the parties. Approximately 84% during the year ended December 31, 2004, 80% during the year ended December 31, 2003 and 76% during the year ended December 31, 2002 of the Company’s roaming revenue was earned from two wireless carriers.
Reclassifications
      Certain reclassifications have been made to the previously presented 2003 and 2002 balances to conform to the current presentation.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Recently Issued Accounting Pronouncements
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
      In May, 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity.” This statement was effective for interim periods beginning after June 15, 2003 and required that mandatorily redeemable preferred stock be classified as a liability and any related accretion of discount and accrual of dividends be charged to the Company’s statement of operations. Prior to June 15, 2003, the charges related to the mandatorily redeemable preferred stock were not reflected in net income (loss), but were reflected in determining net income (loss) applicable to common stockholders. At December 31, 2003, the carrying value of the Company’s mandatorily redeemable preferred stock was $253.3 million. The related dividends that would have been reflected as a financing expense was $40.5 million for the six months ended June 30, 2003. Subsequent to the adoption of SFAS No. 150 for the six months ended December 31, 2003, the Company has reflected $30.6 million of its dividends as a financing expense.
      In accordance with the provisions of EITF Topic D-42, as amended at the July 31, 2003 EITF meeting, the Company reduced the gain on the redemption of preferred stock previously reported in the fourth quarter of 2002 and first quarter of 2003 by the pro rata portion of the respective preferred stock issuance costs associated with the redeemed shares. The gains on the redemptions of preferred stock were reduced by $2.5 million and $1.6 million respectively, which reduced earnings per share for the respective periods by $0.03 and $0.02.
      At the September 29-30, 2004 meeting of the EITF, the SEC Staff announced Topic D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill.” EITF D-108 states that the residual method should no longer be used to value intangible assets other than goodwill. Rather, intangible assets should be separately and directly valued and the resulting fair value recognized. The Company has used the “start-up” method to determine the fair value of its licenses. As a result, the Company’s financial condition or results was not impacted by the implementation of EITF Topic D-108.
      In December 2004, the FASB published FASB Statement No. 123 (revised 2004), “Share-Based Payment.” Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued.
      As a larger public entity, the Company will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005, which is the third quarter of 2005.
      Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.
      Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. As allowed, the Company has historically accounted for stock options using the accounting principles of Opinion 25. The impact of adopting the provisions of Statement 123(R) will be to increase the Company’s non-cash compensation expense in

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
future periods. The Company has not determined the method that it will use to estimate the fair value of stock options as part of its adoption of Statement 123(R). As disclosed in the notes to the Company’s consolidated financial statements, using the Black-Scholes method of determining fair value in the past would have increased its non-cash compensation expense, net of tax, by approximately $6.5 million in 2004, $6.1 million in 2003, and $8.7 million in 2002. Based solely on the number of options currently granted, the Company expects the 2005 incremental expense associated with the adoption of Statement 123(R) to be less than $2 million, net of tax. That amount will increase if the Company grants additional stock options in 2005. The provisions of the Company’s credit facilities, outstanding notes, and preferred stock do not include non-cash compensation expenses in the determination of financial covenants. As a result, the effects of the adoption of Statement 123(R) will not have a significant impact on the Company’s financial condition or capital resources.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 specifies the criteria required to record a nonmonetary asset exchange using carryover basis. SFAS No. 153 is effective for nonmonetary asset exchanges occurring after July  1, 2005. The Company will adopt this statement in the third quarter of 2005 and it is not expected to have a material impact on the consolidated financial statements when adopted.

3.	DISCONTINUED OPERATIONS
      On February 17, 2004, the Company transferred its ownership in Maryland 2 RSA wireless property in exchange for Cingular Wireless’ ownership in Michigan 5 RSA wireless property, $22.0 million in cash and its one-percent ownership interest in Texas 2 RSA and Oklahoma 5 and 7 RSAs. The Company is the majority owner of these three markets. The Company accounted for the exchange as a sale of Maryland 2 RSA and a purchase of Michigan 5 RSA. Therefore, the Michigan 5 RSA assets, liabilities and results of operations have only been included in the accompanying consolidated financials from the date of acquisition, February  17, 2004. However, as a result of a definitive agreement that was entered into prior to December 31, 2003, the Company’s consolidated financial statements were reclassified for all periods presented to reflect the operations, assets and liabilities of the Maryland 2 RSA wireless property as discontinued operations. In addition, the Company recognized a loss of $12.7 million, net of tax, for the year ended December 31, 2003, in connection with this exchange transaction. The assets and liabilities of such operations are classified as “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, on the December 31, 2003 consolidated balance sheet and consist of the following:

December 31, 2003

($ In thousands)
Current assets	$2,637
Property, plant and equipment, net	19,606
Wireless license acquisition costs, net	47,790
Other assets	10

Total assets of discontinued operations	$70,043

Current liabilities	$2,654
Accrued loss on discontinued operations	20,530
Deferred tax liabilities	6,069

Total liabilities of discontinued operations	$29,253

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The net income from the Maryland 2 RSA property is classified on the consolidated statement of operations as “Income from discontinued operations.” Summarized results of discontinued operations are as follows:

	Year Ended December 31,

	2004	2003	2002

	($ In thousands)
Operating revenue	$3,556	$37,731	$45,136
Income before income taxes	714	7,656	11,340
Income tax expense	(271)	(2,909)	(4,309)
Income from discontinued operations	443	4,747	7,031
      On June 17, 2003, the Company exchanged its two remaining wireless properties in California with AT&T Wireless in exchange for AT&T Wireless’ two wireless properties in Alaska, and all of the outstanding shares of the Company’s Series AA preferred stock that AT&T Wireless previously held, which the Company then cancelled. The cost of the acquired Alaska assets was $126.0 million. The Company accounted for the exchange as a sale of the California properties and a purchase of the Alaska properties. Therefore, the Alaska assets, liabilities and results of operations have only been included in the accompanying consolidated financials from the date of acquisition, June 17, 2003. However, the Company’s consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the California properties, as discontinued operations. In addition, the Company recognized a gain of $27.5 million, net of tax, for the year ended December 31, 2003, in connection with this exchange transaction. Since the assets and liabilities were sold during 2003, no amounts were remaining as of December 31, 2003. In addition, the net income from the California properties were classified on the consolidated statement of operations as “Income from discontinued operations.” Summarized results of discontinued operations are as follows:

	Year Ended December 31,

	2004	2003	2002

	($ In thousands)
Operating revenue	$—	$31,964	$69,642
Income before income taxes	—	11,610	19,842
Income tax expense	—	(4,412)	(7,540)
Income from discontinued operations	—	7,198	12,302
      On February 8, 2002, the Company sold California 7 RSA, Ohio 2 RSA and Georgia 1 RSA and its 75% ownership in Arizona 5 RSA, to Verizon Wireless for a total purchase price of $348.0 million, and American Cellular sold Tennessee 4 RSA to Verizon Wireless for a total purchase price of $202.0 million. Proceeds from these transactions were used primarily to pay down bank debt. However, $11.3 million of these proceeds were being held in escrow to cover any future contingencies and are shown as restricted assets on the Company’s December 31, 2003 balance sheet. The Company received the $11.3 million in 2004. In addition, the Company recognized a gain on sale totaling $88.3 million, net of tax, for the year ended December 31, 2002, in connection with these transactions. These transactions were also accounted for as discontinued operations.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The net income from properties sold to Verizon Wireless is classified on the consolidated statement of operations as “Income from discontinued operations.” Summarized results of discontinued operations are as follows:

	Year Ended December 31,

	2004	2003	2002

	($ In thousands)
Operating revenue	$—	$—	$12,570
Income before income taxes	—	—	8,260
Income tax expense	—	—	(3,139)
Income from discontinued operations	—	—	5,121
      The credit facility and notes of the Company are at the consolidated level and are not reflected by each individual market. Thus, the Company has allocated a portion of interest expense to the discontinued operations to properly reflect the interest that was incurred to finance the operations for these markets. Interest is allocated based on the percentage of market population. The interest expense allocated to discontinued operations was $5.2 million for the year ended December 31, 2003 and $13.0 million for the year ended December 31, 2002.
      The net loss from discontinued operations from the Company’s previous investment in joint venture represents the discontinued operations from American Cellular. Prior to August 19, 2003, the Company owned 50% of the joint venture, which owned American Cellular, therefore, only 50% of this loss is reflected on the Company’s statement of operations. The results from the Tennessee 4 RSA property, which was also sold to Verizon during February 2002, is summarized as follows:

	Year Ended December 31,

	2004	2003	2002

	($ In thousands)
Operating revenue	$—	$—	$2,319
Loss before income taxes	—	—	(1,090)
Income tax benefit	—	—	436
Loss from discontinued operations	—	—	(654)
      American Cellular also allocated a portion of interest expense to its discontinued operations to properly reflect the interest that was incurred by American Cellular to finance the operations of its Tennessee 4 RSA market Interest is allocated based on the percentage of market population. The interest expense allocated to this market was $1.0 million for the year ended December 31, 2002.

4.	BUSINESS COMBINATIONS
      On August 8, 2003, American Cellular, a 50%-owned, indirect subsidiary of the Company, and ACC Escrow Corp., a newly formed, wholly owned, indirect subsidiary of the Company, completed the offering of $900.0 million aggregate principal amount of 10% senior notes due 2011. The senior notes were issued at par by ACC Escrow Corp. ACC Escrow Corp. was then merged into American Cellular as part of the American Cellular restructuring described below, and American Cellular assumed ACC Escrow Corp.’s obligations under these senior notes. The net proceeds from the offering were used to fully repay American Cellular’s existing bank credit facility and to pay expenses of the restructuring. DCC is not a guarantor of these senior notes. All material subsidiaries of American Cellular are the guarantors of these senior notes.
      On August 19, 2003, the Company and American Cellular completed an exchange offer for American Cellular’s existing 9.5% senior subordinated notes due 2009. This exchange offer resulted in the restructuring of American Cellular’s indebtedness and equity ownership. As part of the American Cellular restructuring, holders of $681.9 million of the $700.0 million principal amount of American Cellular’s outstanding notes

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
tendered their notes for exchange. In exchange for the tendered notes, the tendering noteholders received from the Company 43.9 million shares of the Company’s Class A common stock, 681,900 shares of the Company’s Series F preferred stock with an aggregate liquidation preference of $121.8 million, convertible into a maximum of 13.9 million shares of the Company’s Class A common stock, and $48.7 million in cash. The Company also issued an additional 4,301 shares of its Series F preferred stock and 276,848 shares of its Class A common stock in payment of certain fees. Upon consummation of the restructuring, American Cellular became a wholly owned indirect subsidiary of the Company. Therefore, American Cellular’s assets, liabilities and results of operations have been included in the accompanying consolidated financials from the date of acquisition.
      The calculation of the purchase price of American Cellular (including fees paid in conjunction with the restructuring of American Cellular) and the allocation of the acquired assets and assumed liabilities for American Cellular are as follows:

(In millions, except
share price)

Calculation and allocation of purchase price:
Shares of DCC common stock issued	44.2
Market price of DCC common stock	$6.84

Fair value of common stock issued	$302.0
Plus fair value of DCC convertible preferred stock issued	122.5
Plus cash paid to American Cellular noteholders	50.0

Total purchase price	474.5
Plus fair value of liabilities assumed by DCC:
Current liabilities	73.7
Long-term debt	912.6
Other non-current liabilities	1.8
Deferred income taxes	169.4

Total purchase price plus liabilities assumed	$1,632.0

Fair value of assets acquired by DCC:
Current assets	104.8
Property, plant and equipment	186.5
Wireless licenses	669.2
Customer lists	80.0
Deferred financing costs	18.8
Other non-current assets	0.6
Goodwill (non-deductible for income taxes)	572.1

Total fair value of assets acquired	$1,632.0

      As a result of the Company paying $474.5 million in common stock, preferred stock and cash, and assuming American Cellular’s liabilities totaling $1,157.5 million, the fair market value of the assets acquired by the Company was established at $1,632.0 million. The value of the 44.2 million shares of common stock was determined based on the average market price of the Company’s common stock over the two-day period before and after the terms of the acquisition were agreed to and announced. The preferred stock was valued at its negotiated price.
      To determine the purchase price allocation and the resulting recognition of goodwill, the Company analyzed all of the assets acquired. The Company reviewed the prior carrying value of the current assets and the property, plant and equipment and determined that the carrying value approximated the fair market value.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In the Company’s review of the wireless license acquisition costs and customer lists the Company determined that the fair values exceeded the prior carrying values and adjusted them accordingly. The Company completed the valuation of the wireless license acquisition costs during the fourth quarter of 2003, resulting in an increase of $100 million to American Cellular’s wireless license acquisition costs. As for the customer lists, the Company reviewed American Cellular’s customer base and considered several factors, including the cost of acquiring customers, the average length of contracts with these customers and the average revenue that they could provide, and increased the value by $65.6 million to $80.0 million. Finally, the deferred financing costs represent the costs associated with financing and acquisition of American Cellular and issuing American Cellular’s new 10% senior notes.
      The Company acquired the remaining equity interest in American Cellular to continue the Company’s strategy of owning rural and suburban wireless telecommunication service areas. As a result of the acquisition, the Company increased the number of service areas in which it is licensed to offer services and increased the number of its subscribers.
      Prior to the restructuring, American Cellular had net operating loss, or NOL, carryforwards of approximately $375.0 million. The restructuring transactions resulted in the reduction of approximately $225.0 million of those NOL carryforwards. After the restructuring, approximately $150.0 million of NOL carryforwards remain available to American Cellular. However, the restructuring also resulted in an ownership change within the meaning of the Internal Revenue Code, or I.R.C. Section 382 and the regulations thereunder. This ownership change limits the amount of previously generated NOL carryforwards that American Cellular can utilize to offset future taxable income on an annual basis. American Cellular has reviewed the need for a valuation allowance against these NOL carryforwards. Based on a review of taxable income, history and trends, forecasted taxable income, expiration of carryforwards and limitations on the annual use of the carryforwards, American Cellular has not provided a valuation allowance for the NOL carryforwards because management believes that it is more likely than not that all of the NOL carryforwards of American Cellular will be realized prior to their expiration.
      On June 17, 2003, the Company exchanged its two remaining wireless properties in California with AT&T Wireless in exchange for AT&T Wireless’ two wireless properties in Alaska, and all of the outstanding shares of the Company’s Series AA preferred stock that AT&T Wireless previously held, as described above in Note 3.
      On February 17, 2004, the Company transferred its ownership in Maryland 2 RSA wireless property in exchange for Cingular Wireless’ ownership in Michigan 5 RSA, as described above in Note 3.
      On June 15, 2004, the Company acquired certain assets, principally PCS licenses and an existing GSM/ GPRS/ EDGE network, of NPI-Omnipoint Wireless, LLC, or NPI, for approximately $29.5 million.
      On December 29, 2004, the Company completed the acquisition of the Michigan wireless assets of RFB and certain affiliates for $29.3 million. The Company purchased these assets in an auction conducted under Sections 363 and 365 of the U.S. bankruptcy code. Upon closing, the Company obtained control over most of these assets, however, assignment of certain spectrum licenses requires FCC approval, for which the Company has applied. Therefore, the Company has entered into a long-term spectrum management lease that allows us to lease the RFB spectrum pending the FCC’s decision.
      The above business combinations are accounted for as purchases. Accordingly, the related statements of financial position and results of operations have been included in the accompanying consolidated statements of operations from the date of acquisition. The unaudited pro forma information set forth below includes all significant business combinations, as if the combinations occurred at the beginning of the period presented. The acquisition of American Cellular during 2003 was significant to the Company’s results of operations and thus, cumulatively the results from all the 2003 acquisitions, including the Alaska properties, were included in the pro forma information below. The unaudited pro forma financial information related to the Company’s

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2004 acquisitions have not been presented because these acquisitions, individually or in aggregate were not significant to the Company’s consolidated results of operations. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time:

	For the Year Ended
	December 31,

	2003	2002

	($ In thousands, except
	per share amounts)
Operating revenue	$1,075,787	$1,059,691
Loss from continuing operations	(24,131)	(765,680)
Net income (loss) before cumulative effect of accounting changes	2,600	(633,683)
Net income (loss)	2,600	(1,089,437)
Net income (loss) applicable to common stockholders	172,096	(1,123,403)
Net income (loss) applicable to common stockholders per common share	1.28	(8.35)

5.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
      Through August 18, 2003, the Company owned a 50% interest in a joint venture that owned American Cellular Corporation (“American Cellular”). This investment was accounted for using the equity method of accounting. Beginning on June 30, 2002 and continuing through August 2003, American Cellular failed to comply with a financial covenant in its senior credit facility, which required that American Cellular not exceed a certain total debt leverage ratio. Due to factors and circumstances impacting American Cellular, American Cellular concluded that it was necessary to re-evaluate the carrying value of its goodwill and indefinite life intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Based on the re-evaluations, American Cellular concluded that there was an impairment of its goodwill at June 30, 2002 and December 31, 2002. As a result, American Cellular recognized an impairment loss totaling $377.0 million at June 30, 2002 and an additional impairment loss of $423.9 million at December 31, 2002. After recognizing its 50% interest of the impairment loss at June 30, 2002, the Company’s investment in the joint venture was written down to zero. Therefore, American Cellular’s additional impairment loss of $423.9 million at December 31, 2002 did not impact the Company’s results of operations or financial condition. The Company did not guarantee any of American Cellular’s obligations.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of the significant operating results for the joint venture and its subsidiary, American Cellular, for the period from January 1, 2003 through August 18, 2003 and for the year ended December 31, 2002:

	Period from January 1,	For the Year
	2003 through	Ended
	August 18, 2003	December 31, 2002

	($ In thousands)
Operating revenue	$288,727	$452,830
Operating income (loss)	83,677	(687,342)
Income (loss) from continuing operations	2,339	(813,575)
Income from discontinued operations and sale of discontinued operations, net	—	12,818
Cumulative effect of change in accounting principle, net	—	(281,640)
Extraordinary gain, net	131,009	—
Dividends	(2,545)	(4,661)
Net income (loss) applicable to members	130,803	(1,087,058)
      On August 19, 2003, as described above in Note 4, the Company and American Cellular completed the restructuring of American Cellular’s indebtedness and equity ownership. Upon consummation of the restructuring, American Cellular became a wholly owned indirect subsidiary of the Company. Therefore, as of December 31, 2003 and 2004, American Cellular’s balance sheet data is included in the Company’s consolidated balance sheet.

6.	CREDIT FACILITY AND NOTES
      The Company’s credit facility and notes as of December 31, 2004 and 2003, consisted of the following:

	2004	2003

	($ In thousands)
Credit facility	$—	$548,625
Dobson/ Sygnet senior notes	—	5,245
10.875% DCC senior notes, net of discount of $1.3 million	297,683	298,443
8.875% DCC senior notes	419,681	650,000
8.375% Dobson Cellular senior notes	250,000	—
Dobson Cellular floating rate senior notes	250,000	—
9.875% Dobson Cellular senior notes	325,000	—
10% American Cellular senior notes	900,000	900,000
Other notes payable, net	13,774	12,871

Total credit facility and notes	2,456,138	2,415,184
Less-current maturities	—	5,500

Total credit facility and notes	$2,456,138	$2,409,684

Credit Facility
      Dobson Cellular’s senior secured credit facility currently consists of a $75.0 million senior secured revolving credit facility.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Dobson Cellular credit facility is guaranteed by the Company, DOC and DOC Lease Co LLC, and is secured by a first priority security interest in all of the tangible and intangible assets of Dobson Cellular. The Dobson Cellular credit facility is not guaranteed by American Cellular or any of its subsidiaries. In connection with the offering by Dobson Cellular of its $825.0 million of senior secured notes in November 2004, Dobson Cellular repaid all outstanding borrowings under the Dobson Cellular credit facility totaling $599.5 million and amended it to, among other things, permit additional leverage under certain of the leverage ratios, eliminate the term loan portion of the facility, amend the revolving portion of the facility to provide for maximum borrowing of $75.0 million and shorten the maturity of the credit facility to October 23, 2008. As of December 31, 2004, the Company had no borrowings under this amended credit facility.
      Under specified terms and conditions, including covenant compliance, the amount available under the Dobson Cellular credit facility may be increased by an incremental facility of up to $200.0 million. The Company has the right to make no more than four requests to increase the amount of the credit facility, such request must be made at least 12 months prior to the credit termination date. Any incremental facility will have a maturity greater than the weighted average life of the existing debt under the Dobson Cellular credit facility.
      Dobson Cellular also is required to make mandatory reductions of the credit facility with the net cash proceeds received from certain issuances of debt and equity and upon certain asset sales by Dobson Cellular and its subsidiaries.
      The Dobson Cellular credit facility agreement contains covenants that, subject to specified exceptions, limit the Company’s ability to:

•	make capital expenditures;

•	sell or dispose of assets;

•	incur additional debt;

•	create liens;

•	merge with or acquire other companies;

•	engage in transactions with affiliates, including dividend restrictions; and

•	make loans, advances or stock repurchases.
Senior Notes
Dobson Communications 8.875% Senior Notes
      On September 26, 2003, the Company completed its offering of $650.0 million aggregate principal amount of 8.875% senior notes due 2013. The net proceeds from the sale of the notes were used to repay in full all amounts owing under the old bank credit facility of DOC, and to repay in part amounts owing under the bank credit facility of Sygnet Wireless, Inc. These senior notes rank pari passu in right of payment with any of the Company’s existing and future senior indebtedness and are senior to all existing and future subordinated indebtedness. American Cellular is an unrestricted subsidiary for purposes of the Company’s 8.875% senior notes and is not subject to certain covenants contained in the related indenture.
      In connection with the closing of the sale of the notes, the Company entered into an indenture dated September 26, 2003 with Bank of Oklahoma, National Association, as Trustee. The indenture contains certain

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
covenants including, but not limited to, covenants that limit the Company’s ability and that of its restricted subsidiaries to:

•	incur indebtedness;

•	incur or assume liens;

•	pay dividends or make other restricted payments;

•	impose dividend or other payment restrictions affecting the Company’s restricted subsidiaries;

•	issue and sell capital stock of the Company’s restricted subsidiaries;

•	issue certain capital stock;

•	issue guarantees of indebtedness;

•	enter into transactions with affiliates;

•	sell assets;

•	engage in unpermitted lines of business;

•	enter into sale and leaseback transactions; and

•	merge or consolidate with or transfer substantial assets to another entity.
      During the first quarter of 2004, the Company purchased $55.5 million principal amount of its 8.875% senior notes for the purchase price of $48.3 million, excluding accrued interest. The Company’s first quarter 2004 gain from extinguishment of debt related to these senior notes. This gain was $6.1 million, net of deferred financing costs. During November 2004, a portion of the proceeds from the offering by Dobson Cellular of $825.0 million of senior secured notes were used to repurchase approximately $174.8 million principal amount of the Company’s 8.875% senior notes. The Company reported a gain on extinguishment of debt, net of deferred financing costs, of approximately $48.7 million in the fourth quarter of 2004 as a result of these repurchases.
Dobson Communications 10.875% Senior Notes
      On June 15, 2000, the Company completed a private sale of $300.0 million principal amount of its 10.875% senior notes maturing on July 1, 2010. The Company used $207.0 million of the net proceeds to repay indebtedness under the senior secured revolving credit facility of DOC, and the remaining proceeds were used for working capital and other general corporate purposes. The senior notes rank pari passu in right of payment with any of the Company’s existing and future unsubordinated indebtedness and are senior to all existing and future subordinated indebtedness. The notes are redeemable at any time. American Cellular is an unrestricted subsidiary for purposes of the Company’s 10.875% senior notes.
      In connection with the closing of the sale of the notes, the Company entered into an indenture with The Bank of New York, as successor trustee to United States Trust Company of New York. The indenture contains certain covenants consistent with the covenants noted above in the 8.875% senior notes.
      During November 2004, a portion of the proceeds from the offering by Dobson Cellular of $825.0 million of senior secured notes were used to repurchase approximately $1.0 million principal amount of the Company’s 10.875% senior notes. The Company reported a gain on extinguishment of debt, net of deferred financing costs, of approximately $0.2 million in the fourth quarter of 2004 as a result of these repurchases.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
New Dobson Cellular Senior Secured Notes
      On November 8, 2004, the Company’s wholly owned subsidiary, Dobson Cellular, completed the offering of $825.0 million senior secured notes, consisting of $250.0 million of 8.375% first priority senior secured notes due 2011, $250.0 million of first priority senior secured floating rate notes due 2011 and $325.0 million of 9.875% second priority senior secured notes due 2012. The notes are guaranteed on a senior basis by the Company, DOC, and Dobson Cellulars’ wholly owned subsidiaries, and the notes and guarantees are secured by liens on the capital stock of DOC and Dobson Cellular and on substantially all of the assets of DOC, Dobson Cellular and Dobson Cellulars’ subsidiaries that guarantee the notes, other than excluded assets (as defined in the indentures for the notes). The notes and guarantees rank pari passu in right of payment with existing and future senior indebtedness of Dobson Cellular and the guarantors, and senior to all existing and future subordinated indebtedness of Dobson Cellular and the guarantors.
      A portion of the proceeds from the offering was used to repay all amounts outstanding under Dobson Cellulars’ senior secured credit facility and to repurchase $175.8 million of previously outstanding debt securities and to fund the acquisition of RFB.

2011 Fixed Rate Notes
      Interest on the 2011 first priority senior secured notes accrues at the rate of 8.375% per annum and is payable semi-annually in arrears on May 1 and November 1, commencing on May 1, 2005. The Company makes each interest payment to the holders of record on the immediately preceding April 15 and October 15. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

2011 Floating Rate Notes
      The 2011 first priority senior secured floating rate notes bear interest at the rate per annum, reset quarterly, equal to LIBOR plus 4.75%. At December 31, 2004, LIBOR equaled 2.56% therefore, the interest rate on these notes was 7.31%.

2012 Fixed Rate Notes
      Interest on the 2012 second priority senior secured notes accrues at the rate of 9.875% per annum and is payable semi-annually in arrears on May 1 and November 1, commencing on May 1, 2005. The Company makes each interest payment to the holders of record on the immediately preceding April 15 and October 15. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.
      In connection with the closing of the sale of the notes, Dobson Cellular and the guarantors entered into indentures with Bank of Oklahoma, as trustee for the notes due 2011, and BNY Midwest Trust Company, as trustee for the notes due 2012. The indentures contain certain covenants, including, but not limited to, covenants that limit the ability of Dobson Cellular and its restricted subsidiaries to:

•	incur indebtedness;

•	incur or assume liens;

•	pay dividends or make other restricted payments;

•	impose dividend or other payment restrictions affecting Dobson Cellulars’ restricted subsidiaries;

•	issue and sell capital stock of Dobson Cellulars’ restricted subsidiaries;

•	issue certain capital stock;

•	issue guarantees of indebtedness;

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	enter into transactions with affiliates;

•	sell assets;

•	engage in any business other than a permitted business;

•	enter into sale and leaseback transactions; and

•	merge or consolidate with or transfer substantial assets to another entity.
American Cellular Senior Notes
      In connection with the American Cellular reorganization, on August 8, 2003, ACC Escrow Corp., (now American Cellular) completed an offering of $900.0 million aggregate principal amount of existing 10% senior notes due 2011. These senior notes were issued at par. On August 19, 2003, ACC Escrow Corp. was merged into American Cellular, and the net proceeds from the offering were used to fully repay American Cellular’s existing bank credit facility and to pay expenses of the offering and a portion of the expenses of the restructuring. Dobson Communications and Dobson Cellular are not guarantors of these senior notes.
      The indenture for American Cellular’s 10% senior notes includes certain covenants including, but not limited to, covenants that limit the ability of American Cellular and its restricted subsidiaries to:

•	incur indebtedness;

•	incur or assume liens;

•	pay dividends or make other restricted payments;

•	impose dividend or other payment restrictions affecting American Cellular’s restricted subsidiaries;

•	issue and sell capital stock of American Cellular’s restricted subsidiaries;

•	issue certain capital stock;

•	issue guarantees of indebtedness;

•	enter into transactions with affiliates;

•	sell assets;

•	engage in unpermitted lines of business;

•	enter into sale and leaseback transactions; and

•	merge or consolidate with or transfer substantial assets to another entity.
      During 2001, American Cellular issued $700.0 million principal amount of 9.5% senior subordinated notes due 2009 at a discount of $6.9 million. The discount was being amortized over the life of the notes. In August 2003, as part of the restructuring of American Cellular, holders of $681.9 million outstanding principal amount of American Cellular’s senior notes surrendered their senior notes and received approximately $48.7 million in cash, 43.9 million shares of newly issued shares of the Company’s Class A common stock, and 681,900 shares of the Company’s Series F preferred stock, which has an aggregate liquidation preference of approximately $121.8 million and is convertible into a maximum of 13.9 million shares of the Company’s Class A common stock. The Company also issued an additional 4,301 shares of its Series F preferred stock and 276,848 shares of its Class A common stock in payment of certain fees. There remains outstanding $18.1 million principal amount of American Cellular’s 9.5% senior subordinated notes.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Minimum Future Payments
      Minimum future payments of the Company’s notes for years subsequent to December 31, 2004, are as follows:

($ In thousands)

2005	$—
2006	—
2007	—
2008	—
2009	13,774
2010 and thereafter	2,442,364

$2,456,138

7.	LEASES, COMMITMENTS AND CONTINGENCIES
Leases
      The Company has numerous operating leases; these leases are primarily for its administrative offices, including its corporate office, retail stores, cell site towers and its locations and vehicles. Future minimum lease payments required under operating leases that have an initial or remaining noncancellable lease term in excess of one year at December 31, 2004, are as follows:

Operating
Leases

($ In thousands)
2005	$46,300
2006	40,021
2007	33,708
2008	28,552
2009	23,475
2010 and thereafter	71,010
      Lease expense under the operating leases was $46.5 million for the year ended December 31, 2004, $30.5 million for the year ended December 31, 2003 and $22.5 million for the year ended December 31, 2002.
Commitments
      The Company is obligated under a purchase and license agreement with Nortel Networks Corp. to purchase approximately $90 million of GSM/ GPRS/ EDGE related products and services prior to June 9, 2007. If the Company fails to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 20% of the portion of the $90 million commitment that remains unfulfilled. As of December 31, 2004, $27.5 million of this commitment has been fulfilled.
Contingencies
      Beginning on October 22, 2004, securities class action lawsuits were filed against the Company and certain of its officers and/or directors in the United States District Court for the Western District of Oklahoma, alleging violations of the federal securities laws and seeking unspecified damages, purportedly on behalf of a class of purchasers of the Company’s publicly traded securities in the period between May 19, 2003 and August 9, 2004. In particular, the lawsuits allege that the Company concealed significant decreases in revenues and failed to disclose certain facts about its business, including that the Company’s rate of growth in roaming minutes was substantially declining, and that it had experienced negative growth in October 2003; that AT&T, the Company’s largest roaming customer, had notified the Company that it wanted to dispose of

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
its equity interest in the Company that it had held since the Company’s initial public offering, significantly decreasing their interest in purchasing roaming capacity from the Company; that Bank of America intended to dispose of its substantial equity interest in the Company as soon as AT&T disposed of its equity interest in the Company; that the Company had been missing sales quotas and losing market share throughout the relevant period; and that the Company lacked the internal controls required to report meaningful financial results. In addition, the lawsuits allege that the Company issued various positive statements concerning the Company’s financial prospects and the continued growth in its roaming minutes, and that those statements were false and misleading. The Company intends to vigorously defend itself against these claims.
      The Company has been in continuing discussions with the SEC regarding an informal inquiry regarding the timing of its disclosure that a controlling interest in the Company was pledged to secure a loan to DCCLP. The Company initially disclosed the pledge in September 2001, which it believes was timely, although the SEC disagrees with the Company’s position. The loan and pledge that are the subject of this inquiry no longer exist. As a result of the Company’s continuing discussions with the staff of the SEC, the Company has made, and there is pending, an offer of settlement to the SEC. Assuming the offer is accepted, there will be no fine or monetary penalty imposed on the Company or any other party, nor will such settlement otherwise have an adverse effect in any material respect on the Company.
      The Company is party to various other legal actions arising in the normal course of business. None of these actions are believed by management to involve amounts that will be material to the Company’s consolidated financial position, results of operation, or liquidity.

8.	REDEEMABLE PREFERRED STOCK
      As of December 31, 2004, 2003 and 2002, the Company’s authorized and outstanding preferred stock was as follows:

	No. of								Other
	Shares	No. of Shares	No. of Shares	No. of Shares					Features,
	Authorized at	Outstanding at	Outstanding at	Outstanding at			Liquidation	Mandatory	Rights,
	December 31,	December 31,	December 31,	December 31,	Par Value		Preference	Redemption	Preferences
Class	2004	2004	2003	2002	per Share	Dividends	per Share	Date	and Powers

Senior Exchangeable	46,181	46,181	60,997	374,941	$1.00	12.25% Cumulative	$1,000	Jan. 15, 2008	Non-voting
Senior Exchangeable	400,297	192,898	196,003	198,780	$1.00	13% Cumulative	$1,000	May 1, 2009	Non-voting
Series AA	—	—	—	200,000	$1.00	5.96% Cumulative	$1,000	Feb. 8, 2011	Non-voting
Class E	40,000	—	—	—	$1.00	15% Cumulative	$1,131.92	Dec. 23, 2010	Non-voting
Series F	1,900,000	686,201	686,201	—	$1.00	7% Cumulative	$178.571	Aug. 18, 2016	Non-voting
Other	3,613,522	—	—	—	—	—	—	—	—

	6,000,000	925,280	943,201	773,721

Issuance of Preferred Stock
      The Company issued 175,000 shares of 12.25% preferred stock in April 1998 and 64,646 shares of additional 12.25% preferred stock in December 1998, mandatorily redeemable on January 15, 2008 for $1,000 per share plus accrued and unpaid dividends. Holders of the preferred stock are entitled to cumulative quarterly dividends from the date of issuance and a liquidation preference of $1,000 per share with rights over the other classes of capital stock. On or before January 15, 2003, the Company could have paid dividends, at its option, in cash or in additional fully paid and nonassessable senior preferred stock having an aggregate liquidation preference equal to the amount of such dividends. However, after January 15, 2003, the Company was required to pay dividends in cash. Additionally, the Company may, at its option, exchange the preferred stock into interest bearing debentures. If the Company chooses to exchange the preferred stock into these debentures then all shares must be converted. These debentures would bear interest at the same rate as the dividend on the preferred stock and have a maturity date of January 15, 2008. Holders of the preferred stock

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
have no voting rights. In the event that dividends are not paid for any four quarters, whether or not consecutive, or upon certain other events (including failure to comply with covenants and failure to pay the mandatory redemption price when due), then the number of directors constituting the Company’s board of directors will be adjusted to permit the holders of the majority of the then outstanding senior preferred stock, voting separately as a class, to elect two directors. At December 31, 2004, the Company’s 12.25% preferred stock totaled $46.2 million, less the unamortized financing costs of $0.9 million and the unamortized discount of $0.7 million.
      In May 1999, the Company issued 170,000 shares of 13% preferred stock mandatorily redeemable on May 1, 2009 for $1,000 per share. Holders of the preferred stock are entitled to cumulative quarterly dividends from the date of issuance and a liquidation preference of $1,000 per share with rights over the other classes of capital stock and equal to the 12.25% preferred stock. On or before May 1, 2004, the Company could have paid dividends, at its option, in cash or in additional shares having an aggregate liquidation preference equal to the amount of such dividends. However, after May 1, 2004, the Company was required to pay dividends in cash. Additionally, the Company may, at its option, exchange the preferred stock into interest bearing debentures. If the Company chooses to exchange the preferred stock into these debentures then all shares must be converted. These debentures would bear interest at the same rate as the dividend on the preferred stock and have a maturity date of May 1, 2009. Holders of the preferred stock have no voting rights. In the event that dividends are not paid for any four quarters, whether or not consecutive, or upon certain other events (including failure to comply with covenants and failure to pay the mandatory redemption price when due), then the number of directors constituting the Company’s board of directors will be adjusted to permit the holders of the majority of the then outstanding senior preferred stock, voting separately as a class, to elect two directors. At December 31, 2004, the Company’s 13% preferred stock totaled $192.9 million, less the unamortized financing costs of $1.4 million.
      The Company issued 686,201 shares of Series F preferred stock on August 18, 2003, mandatorily redeemable on August 18, 2016, for $178.571 per share. Holders of the preferred stock are entitled to cumulative dividends from the date of issuance and a liquidation preference of $178.571 per share. In addition, the preferred stock is convertible at the option of the holder, making it a conditionally redeemable instrument until August 18, 2016. The Company may pay dividends at its option, at 6% in cash or at 7% in additional shares of Series F preferred stock. The preferred stock is redeemable at the option of the Company in whole or in part on and after August 18, 2005. Holders of the preferred stock have no voting rights. Each share of the Company’s Series F preferred stock is convertible into the Company’s Class A common stock at a conversion rate of $8.75 per share, subject to adjustment from time to time.
Repurchases of Preferred Stock
      During 2002, the Company repurchased a total of 40,287 shares of its 12.25% preferred stock and a total of 68,728 shares of its 13% preferred stock, which included dividends issued on the repurchased shares after the date of repurchase. The preferred stock repurchases totaled 109,015 shares for $38.7 million, all of which were canceled on December 31, 2002. Including deferred financing costs, this repurchase resulted in a gain on redemption and repurchases of preferred stock totaling $67.8 million. The gain on redemption and repurchases of preferred stock has been included in net income (loss) applicable to common stockholders.
      During the first quarter of 2003, prior to the adoption of SFAS No. 150, the Company repurchased a total of 32,707 shares of its 12.25% preferred stock and a total of 27,500 shares of its 13% preferred stock. The preferred stock repurchases totaled 60,207 shares for $36.6 million, all of which were canceled by March 31, 2003. Including deferred financing costs, these repurchases resulted in a gain on redemption and repurchases of preferred stock totaling $23.6 million. In addition, AT&T Wireless transferred to the Company all of its Series AA preferred stock, which had a fair value that was substantially lower than the Company’s carrying value, thus resulting in a gain on redemption of preferred stock of $194.7 million. Therefore, the Company’s

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
total gain from redemption and repurchases of preferred stock prior to adoption of SFAS No. 150 (on July 1, 2003) was $218.3 million. The gain on redemption and repurchases of preferred stock has been included in net income applicable to common stockholders. Subsequent to the adoption of SFAS No. 150, in 2003, the Company repurchased an additional 293,101 shares of its 12.25% preferred stock for an aggregate purchase price of $311.0 million, which, including fees and the related write off of deferred financing costs, resulted in a loss from redemption and repurchases of preferred stock of $26.8 million, which is included in the Company’s loss from continuing operations.
      During the year ended December 31, 2004, the Company repurchased a total of 14,816 shares of its 12.25% preferred stock and 9,475 shares of its 13% preferred stock. The preferred stock repurchases totaled 24,291 shares for $17.4 million. These repurchases resulted in a gain from redemption and repurchases of preferred stock totaling $6.5 million. The gain from redemption and repurchases of preferred stock has been included in the Company’s loss from continuing operations. All repurchased shares of the Company’s 12.25% preferred stock and 13% preferred stock have been canceled.
Dividends on Preferred Stock
      The Company recorded preferred stock dividends in the form of additional shares of 12.25% and 13% preferred stock totaling 80,338 shares during 2002 and accrued dividends on its Series AA preferred stock of $12.1 million during 2002 which represented non-cash financing activity, and thus are not included in the accompanying consolidated statements of cash flows.
      The Company recorded preferred stock dividends of $73.9 million for the year ended December 31, 2003 consisting primarily of $34.2 million of cash dividends on its 12.25% preferred stock, $6.3 million through the issuance of additional and accrued shares on its 12.25% preferred stock, $25.1 million of dividends on its 13% preferred stock through the issuance of additional shares, $1.2 million of cash dividends and $1.6 million of accrued dividends on its Series F preferred stock and $5.5 million of accrued dividends on its Series AA preferred stock. As a result of implementing SFAS No. 150 on July 1, 2003, dividends on the Company’s mandatorily redeemable preferred stock began being presented as a financing expense, included in the Company’s net loss, while dividends on the Company’s conditionally redeemable preferred stock remained below the Company’s net loss. As a result of a mid-year implementation, for the year ended December 31, 2003, dividends on the Company’s mandatorily redeemable preferred stock are presented as both a financing expense, included in the Company’s net loss, and as an item below the Company’s net loss. Therefore, $30.6 million of the $73.9 million of preferred stock dividends are recorded as net loss on the statement of operations as a financing expense titled, “dividends on mandatorily redeemable preferred stock,” for the year ended December 31, 2003.
      The Company recorded dividends on its mandatorily redeemable preferred stock of $32.1 million for the year ended December 31, 2004, which are included in the Company’s net loss. These dividends consist of $5.2 million of cash dividends paid on its 12.25% preferred stock, $0.6 million of unpaid accrued dividends on its 12.25% preferred stock, $19.5 million of cash dividends paid on its 13% preferred stock and $6.8 million of unpaid accrued dividends on its 13% preferred stock. The Company recorded dividends on its conditionally redeemable preferred stock of $8.2 million for the year ended December 31, 2004, which consisted of $3.7 million of cash dividends and $4.5 million of unpaid accrued dividends on its Series F preferred stock and are included in determining the Company’s net loss applicable to common stockholders.
      At December 31, 2004, the Company had a total liquidation preference value of $44.6 million, net of deferred financing costs and discount, plus accrued dividends on its 12.25% preferred stock, $191.5 million, net of deferred financing costs, plus accrued dividends on its 13% preferred stock and $122.5 million plus accrued dividends on its Series F preferred stock.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On September 29, 2004, and December 20, 2004, the Company announced that it would not declare or pay the cash dividend due in the fourth quarter of 2004 and the first quarter of 2005, respectively, on its outstanding 12.25% preferred stock or its outstanding 13% preferred stock. Unpaid dividends will accrue interest at the stated dividend rates, compounded quarterly. To the extent dividends are not paid prior to the mandatory redemption dates or prior to the Company’s repurchase of the preferred shares, the Company will be required to pay such dividends on the redemption dates to the extent it is permitted under applicable law to redeem the preferred stock on such dates. As a result of these unpaid dividends on the Company’s preferred stock, accrued dividends payable was $2.7 million for the Company’s 12.25% preferred stock, $10.6 million for the Company’s 13% preferred stock and $6.1 million for the Company’s Series F preferred stock, as of December 31, 2004.
      If the Company defers dividends on its outstanding 12.25% preferred stock and 13% preferred stock, it is not permitted to pay dividends on the Series F preferred stock. Therefore, the Series F preferred stock dividend due on October 15, 2004 with respect to this preferred stock was not paid, and will accrue interest at 7%, compounded semi-annually. If the Company does not make two semi-annual dividend payments (whether consecutive or not) on the Series F preferred stock, a majority of the holders of the Series F preferred stock would have the right to elect two new directors to the Company’s board of directors. If the Company does not pay the dividend due April 15, 2005, this right to elect two directors would become exercisable.
      If the Company does not make four quarterly dividend payments (whether consecutive or not) on either its 12.25% preferred stock or its 13% preferred stock, a majority of the holders of the respective series of preferred stock would each have the right to elect two new directors each to the Company’s board of directors. Under these circumstances, the expansion of the Company’s board of directors by six new members would not constitute a change of control under the indentures governing its outstanding notes or Dobson Cellular’s senior secured credit facility.
Proposed Exchange Offer
      On January 18, 2005, the Company filed a registration statement with the U.S. Securities and Exchange Commission, relating to a proposed offer to exchange cash or shares of Class A common stock for up to all of its outstanding 12.25% preferred stock and 13% preferred stock, which the Company refers to as the “Exchange Offer”. On February 11, 2005, the Company filed an amendment to this registration statement that became effective February 14, 2005. In the amended Exchange Offer, for each share of preferred stock tendered, accepting holders would have received cash in the amount of $301 and one share of Series J mandatory convertible preferred stock, a new series of preferred stock to be created in connection with the exchange offer. The exchange offer was subject to a number of conditions, including that a minimum number of shares of preferred stock be tendered and not withdrawn prior to the expiration date of the exchange offer, which was March 15, 2005. The minimum tender condition was not satisfied and, as a result, the exchange offer expired on the expiration date without being consummated.

9.	STOCKHOLDERS’ EQUITY
      On November 7, 2002 through November 7, 2003, the Company’s board of directors authorized the Company to purchase up to 10 million shares of the Company’s outstanding Class A common stock. As of December 31, 2004, the Company had purchased 5,850,412 shares for $34.8 million, of which 5,622,599 was held as treasury stock and 227,813 was reissued under the employee stock purchase plan.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s authorized and outstanding common stock was as follows:

							Other
	No. of Shares	No. of Shares	No. of Shares	No. of Shares			Features,
	Authorized at	Outstanding at	Outstanding at	Outstanding at	Par		Rights,
	December 31,	December 31,	December 31,	December 31,	Value per		Preference
Class	2004	2004	2003	2002	Share	Dividends	and Powers

Class A	175,000,000	114,459,163	114,288,003	35,131,837	$.001	As declared	Voting
Class B	70,000,000	19,418,021	19,418,021	54,977,481	$.001	As declared	Voting
Class C	4,226	—	—	—	$.001	As declared	Non-voting
Class D	33,000	—	—	—	$.001	As declared	Non-voting

	245,037,226	133,877,184	133,706,024	90,109,318

      Each share of the Company’s Class B common stock is convertible into one share of Class A common stock and each share of the Company’s Class C common stock and Class D common stock is convertible into 111.44 shares of Class A common stock at the option of the holder. Due to these conversion features, the Company’s calculation of its weighted average common shares outstanding is performed on an as converted basis (as discussed in Note 2). In addition, each share of the Company’s Class B common stock is entitled to 10 votes and each share of Class A common stock is entitled to one vote.
      Additional shares of the Company’s Class A common stock have been reserved for issuance under the Company’s benefit plans. See Note 10 for discussion of the Company’s employee stock incentive plans and employee stock purchase plan.

10.	EMPLOYEE BENEFIT PLANS
401(k) Plan
      The Company maintains a 401(k) plan (the “Plan”) in which substantially all employees of the Company are eligible to participate. The Plan requires the Company to match 100% of employees’ contributions up to 4% of their salary. Contributions to the Plan charged to the Company’s operations were $1.7 million during the year ended December 31, 2004, $1.4 million during the year ended December 31, 2003 and $1.2 million during the year ended December 31, 2002, and were recorded as general and administrative expenses in the accompanying statements of operations.
Stock Option Plans
      The Company adopted its 1996 stock option plan, or the 1996 plan, its 2000 stock option plan, or the 2000 plan, and its 2002 stock option plan, or the 2002 plan, to encourage its key employees by providing opportunities to participate in the ownership and future growth through the grant of incentive stock options and nonqualified stock options. The plans also permit the grant of options to its directors. The Company’s compensation committee presently administers the 1996, 2000 and 2002 plans. The Company accounts for the plans under APB Opinion 25, under which no compensation cost is recognized in the accompanying consolidated financial statements if the option price is equal to or greater than the fair market value of the stock at the time the option is granted.
      Under the 1996 plan, the board of directors granted both incentive and non-incentive stock options for employees, officers and directors to acquire Class C common stock and Class D common stock, which is convertible into shares of Class A common stock at a 111.44 to 1 basis at the time of exercise. Options granted under the 2000 and 2002 stock incentive plan can also be both incentive and non-incentive stock options for employees, officers and directors, however, all options granted under these plans are to purchase shares of Class A common stock.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Under all the plans, stock options have been issued at the market price on the date of grant with an expiration of ten years from the grant date. All options vest at either a rate of 20% or 25% per year. The maximum number of shares for which the Company may grant options under the 2000 plan is 4,000,000 shares of Class A common stock. The maximum number of shares for which the Company may grant options under the 2002 plan was increased to 11,000,000 shares of Class A common stock. The number of shares under these plans are subject to adjustment in the event of any stock dividend, stock split, recapitalization, reorganization or certain defined change of control events. As of December 31, 2004, the Company had outstanding options to purchase 9,577,935 shares of Class A common stock to approximately 135 employees, officers and directors. Shares subject to previously expired, cancelled, forfeited or terminated options become available again for grants of options. The shares that the Company will issue under the plan will be newly issued shares, or shares held as treasury shares.
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
      As of July 29, 2003, all eligible option holders had elected to surrender their old options. Options totaling 2,405,000 shares were surrendered by a total of 65 option holders. On February 2, 2004, the Company issued new options under the exchange agreements, all at an exercise price of $7.09 per share. The vesting schedule for each new option was the same as the replaced options. No options held by the Company’s non-management directors were included in the foregoing exchange program.
      Stock options outstanding under the Plans are presented for the periods indicated. In addition, all options are presented on an “as converted” basis since all shares are converted to Class A common stock upon exercise.

	2004		2003		2002

		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of period	5,759,252	$2.40	8,971,903	$7.50	4,350,870	$15.39
Granted	4,634,339	$5.02	100,000	$3.51	5,360,000	$2.13
Exercised	(36,419)	$2.30	(570,345)	$1.51	—	—
Canceled or forfeited	(779,237)	$3.49	(2,742,306)	$19.30	(738,967)	$14.97

Outstanding, end of period	9,577,935	$3.23	5,759,252	$2.40	8,971,903	$7.50

Exercisable, end of period	3,691,898	$3.39	1,789,540	$2.67	1,782,474	$11.77

      The following table summarizes information concerning currently outstanding and exercisable options:

		Weighted Average
	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Price Range	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.78-$ 2.00	154,612	2	$0.90	154,612	$0.90
$2.01-$ 4.00	8,366,263	9	$2.71	2,691,413	$2.25
$4.01-$ 8.00	1,007,060	6	$6.93	805,873	$6.89
$8.01-$23.00	50,000	6	$23.00	40,000	$23.00

$0.78-$23.00	9,577,935	8	$3.23	3,691,898	$3.39

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock Purchase Plan
      The Dobson Communications Corporation 2002 Employee Stock Purchase Plan, or the Purchase Plan, was approved at the 2002 Annual Meeting of Stockholders. The Purchase Plan provides for 1,000,000 shares of the Company’s Class A common stock to be reserved for issuance upon exercise of purchase rights which may be granted under the Purchase Plan, subject to adjustment for stock dividends, stock splits, reverse stock splits and similar changes in the Company’s capitalization. The Purchase Plan is designed to encourage stock ownership by the Company’s employees. Employees elect to participate in the plan semi-annually. The plan period is six months. Shares are purchased at 85% of the market price of the Company’s Class A common stock. The price is determined as the lower of the price at the initial date or at the end of the six-month period. The Company’s Class A common stock purchased by employees under the stock purchase plan was 134,741 shares for the year ended December 31, 2004 and 141,059 shares for the year ended December 31, 2003.

11.	TAXES
      (Expense) benefit for income taxes for the years ended December 31, 2004, 2003 and 2002, was as follows:

	2004	2003	2002

	($ In thousands)
Federal income taxes — deferred	$5,305	$(756)	$46,685
State income taxes:
Current	(1,976)	3,408	(3,690)
Deferred	(6,964)	(3,497)	9,182

Total income tax (expense) benefit	$(3,635)	$(845)	$52,177

      The (expense) benefit for income taxes for the years ended December 31, 2004, 2003 and 2002 differ from amounts computed at the statutory rate as follows:

	2004	2003	2002

	($ In thousands)
Income taxes at statutory rate	$16,950	$16,951	$55,659
State income taxes, net of Federal income tax effect	1,290	1,994	6,548
Loss from unconsolidated subsidiary	—	—	(9,656)
(Gain) loss from redemption and repurchases of preferred stock	2,268	(10,175)	—
Dividends on mandatorily redeemable preferred stock	(11,226)	(11,616)	—
Valuation allowances	(10,227)	—	—
Other, net	(2,690)	2,001	(374)

Total income tax (expense) benefit	$(3,635)	$(845)	$52,177

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of the temporary differences which gave rise to deferred tax assets and liabilities at December 31, 2004 and 2003, were as follows:

	2004	2003

	($ In thousands)
Current deferred income taxes:
Allowance for doubtful accounts receivable	$1,118	$1,678
Accrued liabilities	8,084	15,959

Net current deferred income tax asset	9,202	17,637

Noncurrent deferred income taxes:
Fixed assets	(98,902)	(73,866)
Intangible assets	(453,907)	(416,608)
Tax credits and carryforwards	383,876	302,247
Valuation allowance	(114,812)	(97,622)

Net noncurrent deferred income tax liability	(283,745)	(285,849)

Total net deferred income tax liability	$(274,543)	$(268,212)

      At December 31, 2004, the Company had NOL carryforwards of approximately $940 million, which may be utilized to reduce future Federal income taxes payable. These NOL carryforwards begin to expire in 2019. Certain of the Company’s NOL carryforwards are subject to limitation, under I.R.C. section 382. The Company expects the annual limitation under I.R.C. section 382 to be approximately $240 million.
      The Company periodically reviews the need for a valuation allowance against deferred tax assets. Based on a review of taxable income, history and trends, forecasted taxable income and expiration of carryforwards, the Company has provided a valuation allowance for certain of its deferred tax assets, including certain state NOL carryforwards. The valuation allowance increased by $17.2 million in 2004 and was reflected in the Company’s loss from continuing operations.

12.	RELATED PARTY TRANSACTIONS
      The Company leases its corporate office and call center in Oklahoma City from its affiliate, DCCLP, for approximately $3.3 million per year.
      Prior to the acquisition of American Cellular, the Company provided certain services to American Cellular in accordance with a management agreement. Certain costs incurred by the Company were shared costs of the Company and American Cellular. These shared costs were allocated between the Company and American Cellular primarily based on each company’s pro rata population coverage and subscribers. Costs allocated to American Cellular from the Company were $12.3 million for the period from January 1, 2003 through August 18, 2003 and $17.1 million for the year ended December 31, 2002. In addition, the Company charged American Cellular for other expenses incurred by the Company on their behalf, primarily for compensation-related expenses, totaling $26.6 million for the period from January 1, 2003 through August 18, 2003 and $42.9 million for the year ended December 31, 2002.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS
      Unless otherwise noted, the carrying amount of the Company’s financial instruments approximates fair value. The Company estimates the fair value of its credit facility and notes based on quoted market prices for publicly traded debt or on the present value of the cash flow stream utilizing the current rates available to the Company for debt with similar terms and remaining maturities.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Indicated below are the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31:

	2004		2003

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	($ In thousands)
Restricted cash and investments	$10,350	$10,350	$15,515	$15,515
Revolving credit facility	—	—	548,625	548,625
Dobson/ Sygnet senior notes	—	—	5,245	5,659
8.875% DCC senior notes	419,681	295,875	650,000	661,375
10.875% DCC senior notes	297,683	232,937	298,443	326,795
9.875% Dobson Cellular senior notes	325,000	321,750	—	—
8.375% Dobson Cellular senior notes	250,000	260,000	—	—
Dobson Cellular floating rate senior notes	250,000	258,750	—	—
9.50% American Cellular senior notes	13,774	11,880	12,851	13,044
10% American Cellular senior notes	900,000	776,250	900,000	999,000

14.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
      Set forth below is supplemental condensed consolidating financial information as required by DCC’s indenture for its 8.875% senior notes due 2013, and by the Dobson Cellular credit facility. The operations information is presented without parent recognition of subsidiary results. Included are the condensed consolidating Balance Sheet, Statement of Operations and Statement of Cash Flows of Dobson Communications Corporation as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002. Neither Dobson Cellular, American Cellular, DCC PCS nor any of their subsidiaries guarantee any of DCC’s notes payable. DCC, Dobson Cellular and its subsidiaries do not guarantee any of American Cellular’s outstanding debt. Neither DCC, DCC PCS, nor American Cellular and its subsidiaries guarantee any of Dobson Cellular’s outstanding notes payable. However, Dobson Cellular’s subsidiaries do guarantee Dobson Cellular’s notes payable. See Note 6 for a description of the Company’s credit facility and notes.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2004

	Dobson	American
	Cellular	Cellular	DCC PCS	Parent	Eliminations	Consolidated

	($ In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,427	$41,489	$48,303	$2,665	$—	$139,884
Marketable securities	39,000	—	—	—	—	39,000
Accounts receivable	59,528	40,413	—	—	—	99,941
Inventory	10,458	5,153	—	—	—	15,611
Prepaid expenses and other	10,636	7,065	10	—	—	17,711

Total current assets	167,049	94,120	48,313	2,665	—	312,147

PROPERTY, PLANT AND EQUIPMENT, net	356,602	177,142	—	—	—	533,744

OTHER ASSETS:
Net intercompany (payable) receivable	(3,975)	(6,183)	3,113	774,211	(767,166)	—
Restricted assets	10,350	—	—	—	—	10,350
Wireless license acquisition costs	1,103,353	669,169	9,676	4,412	—	1,786,610
Goodwill	46,776	572,113	—	1,142	—	620,031
Deferred financing costs, net	14,762	15,785	—	12,479	—	43,026
Customer list, net	28,441	59,253	—	—	—	87,694
Other non-current assets	3,443	697	—	1,624,383	(1,624,373)	4,150

Total other assets	1,203,150	1,310,834	12,789	2,416,627	(2,391,539)	2,551,861

Total assets	$1,726,801	$1,582,096	$61,102	$2,419,292	$(2,391,539)	$3,397,752

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$69,787	$10,298	$—	$—	$—	$80,085
Accrued expenses	18,380	13,141	—	(83)	—	31,438
Accrued interest payable	10,793	37,867	—	25,812	—	74,472
Deferred revenue and customer deposits	15,856	13,026	—	—	—	28,882
Accrued dividends payable	—	—	—	19,405	—	19,405
Current portion of obligations under capital leases	305	—	—	—	—	305

Total current liabilities	115,121	74,332	—	45,134	—	234,587

OTHER LIABILITIES:
Notes payable	1,592,166	913,774	—	717,364	(767,166)	2,456,138
Deferred tax liabilities	194,602	160,231	667	(71,755)	—	283,745
Mandatorily redeemable preferred stock, net	—	—	—	236,094	—	236,094
Other non-current liabilities	5,423	4,161	—	—	—	9,584
SERIES F CONVERTIBLE PREFERRED STOCK	—	—	—	122,536	—	122,536
STOCKHOLDERS’ (DEFICIT) EQUITY:
Total stockholders’ (deficit) equity	(180,511)	429,598	60,435	1,369,919	(1,624,373)	55,068

Total liabilities and stockholders’ (deficit) equity	$1,726,801	$1,582,096	$61,102	$2,419,292	$(2,391,539)	$3,397,752

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2003

	Dobson	American
	Cellular	Cellular	DCC PCS	Parent	Eliminations	Consolidated

	($ In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,387	$27,505	$3,801	$60,846	$—	$151,539
Marketable securities	—	—	56,700	—	—	56,700
Restricted cash and investments	7,179	4,165	—	—	—	11,344
Accounts receivable	61,903	35,415	—	—	—	97,318
Inventory	8,642	3,752	—	—	—	12,394
Prepaid expenses and other	16,945	8,301	10	—	—	25,256

Total current assets	154,056	79,138	60,511	60,846	—	354,551

PROPERTY, PLANT AND EQUIPMENT, net	331,434	205,200	—	—	—	536,634

OTHER ASSETS:
Net intercompany (payable) receivable	(71,353)	7,059	(59,780)	138,236	(14,162)	—
Restricted assets	4,171	—	—	—	—	4,171
Wireless license acquisition costs	1,076,083	669,169	9,676	4,423	—	1,759,351
Goodwill	31,784	570,525	—	1,142	—	603,451
Deferred financing costs, net	14,611	18,044	—	18,714	—	51,369
Other intangibles, net	19,127	75,253	—	—	—	94,380
Assets of discontinued operations	70,043	—	—	—	—	70,043
Other non-current assets	4,378	620	—	1,561,364	(1,561,372)	4,990

Total other assets	1,148,844	1,340,670	(50,104)	1,723,879	(1,575,534)	2,587,755

Total assets	$1,634,334	$1,625,008	$10,407	$1,784,725	$(1,575,534)	$3,478,940

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$86,506	$17,934	$—	$—	$—	$104,440
Accrued expenses	20,090	10,865	—	170	—	31,125
Accrued interest payable	2,773	39,557	14,162	31,777	(14,162)	74,107
Deferred revenue and customer deposits	14,414	12,526	—	7	—	26,947
Current portion of credit facility and notes	5,500	—	—	—	—	5,500
Accrued dividends payable	—	—	—	8,604	—	8,604
Current portion of obligations under capital leases	782	—	—	—	—	782

Total current liabilities	130,065	80,882	14,162	40,558	(14,162)	251,505

OTHER LIABILITIES:
Credit facility and notes, net of current portion	548,370	912,851	—	948,463	—	2,409,684
Deferred tax liabilities	136,691	169,162	835	97,089	(117,929)	285,848
Mandatorily redeemable preferred stock, net	—	—	—	253,260	—	253,260
Other non-current liabilities	6,495	6,814	—	—	—	13,309
Liabilities of discontinued operations	29,253	—	—	—	—	29,253
SERIES F CONVERTIBLE PREFERRED STOCK	—	—	—	122,536	—	122,536
STOCKHOLDERS’ EQUITY (DEFICIT):
Total stockholders’ equity (deficit)	783,460	455,299	(4,590)	322,819	(1,443,443)	113,545

Total liabilities and stockholders’ equity (deficit)	$1,634,334	$1,625,008	$10,407	$1,784,725	$(1,575,534)	$3,478,940

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2004

	Dobson	American
	Cellular	Cellular	DCC PCS	Parent	Eliminations	Consolidated

	($ In thousands)
OPERATING REVENUE:
Service revenue	$444,288	$327,322	$—	$—	$—	$771,610
Roaming revenue	120,284	87,870	—	—	—	208,154
Equipment and other revenue	32,485	18,183	—	—	(6,950)	43,718

Total operating revenue	597,057	433,375	—	—	(6,950)	1,023,482

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	156,799	99,230	—	—	(721)	255,308
Cost of equipment	63,866	45,102	—	—	—	108,968
Marketing and selling	71,926	56,765	—	—	—	128,691
General and administrative	96,697	89,038	19	—	(6,229)	179,525
Depreciation and amortization	109,508	83,310	—	—	—	192,818

Total operating expenses	498,796	373,445	19	—	(6,950)	865,310

OPERATING INCOME (LOSS)	98,261	59,930	(19)	—	—	158,172

OTHER (EXPENSE) INCOME:
Interest expense	(103,352)	(94,796)	(1,137)	(86,384)	66,011	(219,658)
(Loss) gain from extinguishment of debt	(14,549)	—	—	54,950	—	40,401
Gain on redemption and repurchases of mandatorily redeemable preferred stock	—	—	—	6,478	—	6,478
Dividends on mandatorily redeemable preferred stock	—	—	—	(32,075)	—	(32,075)
Other income (expense), net	5,829	(2,440)	714	65,029	(66,011)	3,121

(LOSS) INCOME BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	(13,811)	(37,306)	(442)	7,998	—	(43,561)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(4,867)	—	—	—	—	(4,867)

(LOSS) INCOME BEFORE INCOME TAXES	(18,678)	(37,306)	(442)	7,998	—	(48,428)
Income tax (expense) benefit	(66,325)	11,605	168	168,845	(117,928)	(3,635)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(85,003)	(25,701)	(274)	176,843	(117,928)	(52,063)
Income from discontinued operations, net of income tax expense	443	—	—	—	—	443

NET (LOSS) INCOME	(84,560)	(25,701)	(274)	176,843	(117,928)	(51,620)
Dividends on preferred stock	—	—	—	(8,178)	—	(8,178)
Dividend to parent	(878,104)	—	—	878,104	—	—

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(962,664)	$(25,701)	$(274)	$1,046,769	$(117,928)	$(59,798)

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2003

	Dobson	American
	Cellular	Cellular	DCC PCS	Parent	Eliminations	Consolidated

	($ In thousands)
OPERATING REVENUE:
Service revenue	$388,858	$117,002	$—	$—	$—	$505,860
Roaming revenue	161,251	39,948	—	—	—	201,199
Equipment and other revenue	25,320	5,673	—	—	(2,298)	28,695

Total operating revenue	575,429	162,623	—	—	(2,298)	735,754

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	138,564	35,460	—	—	(588)	173,436
Cost of equipment	41,508	15,104	—	—	—	56,612
Marketing and selling	58,530	21,017	—	—	—	79,547
General and administrative	76,588	31,210	20	—	(1,710)	106,108
Depreciation and amortization	90,777	28,647	—	—	—	119,424

Total operating expenses	405,967	131,438	20	—	(2,298)	535,127

OPERATING INCOME (LOSS)	169,462	31,185	(20)	—	—	200,627

OTHER (EXPENSE) INCOME:
Interest expense	(53,735)	(37,773)	(4,563)	(49,375)	7,298	(138,148)
Loss from extinguishment of debt	(52,277)	—	—	—	—	(52,277)
Loss from redemption and repurchases of mandatorily redeemable preferred stock	—	—	—	(26,777)	—	(26,777)
Dividends on mandatorily redeemable preferred stock	—	—	—	(30,568)	—	(30,568)
Dividend from Dobson Cellular	—	—	—	295,438	(295,438)	—
Dividend from American Cellular	—	—	—	14,900	(14,900)	—
Other income (expense), net	6,309	(426)	1,257	3,987	(7,298)	3,829

INCOME (LOSS) BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	69,759	(7,014)	(3,326)	207,605	(310,338)	(43,314)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(6,541)	—	—	—	—	(6,541)

INCOME (LOSS) BEFORE INCOME TAXES	63,218	(7,014)	(3,326)	207,605	(310,338)	(49,855)
Income tax (expense) benefit	(22,023)	2,665	1,264	(100,680)	117,929	(845)

INCOME (LOSS) FROM CONTINUING OPERATIONS	41,195	(4,349)	(2,062)	106,925	(192,409)	(50,700)
Income from discontinued operations and disposal of discontinued operations, net of income tax expense	26,731	—	—	—	—	26,731

NET INCOME (LOSS)	67,926	(4,349)	(2,062)	106,925	(192,409)	(23,969)
Dividends on preferred stock	—	—	—	(43,300)	—	(43,300)
Gain on redemption and repurchase of preferred stock	—	—	—	218,310	—	218,310

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$67,926	$(4,349)	$(2,062)	$281,935	$(192,409)	$151,041

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2002

	Dobson	American
	Cellular	Cellular	DCC PCS	Parent	Eliminations	Consolidated

	($ In thousands)
OPERATING REVENUE:
Service revenue	$322,825	$—	$—	$291	$—	$323,116
Roaming revenue	176,150	—	—	—	—	176,150
Equipment and other revenue	17,504	—	—	—	—	17,504

Total operating revenue	516,479	—	—	291	—	516,770

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	138,240	—	—	—	—	138,240
Cost of equipment	40,331	—	—	—	—	40,331
Marketing and selling	61,581	—	—	—	—	61,581
General and administrative	65,741	—	10	722	—	66,473
Depreciation and amortization	75,181	—	—	—	—	75,181

Total operating expenses	381,074	—	10	722	—	381,806

OPERATING INCOME (LOSS)	135,405	—	(10)	(431)	—	134,964

OTHER (EXPENSE) INCOME:
Interest expense	(78,113)	—	(9,600)	(20,618)	—	(108,331)
Gain from extinguishment of debt	2,202	—	—	—	—	2,202
Loss from investment in joint venture	—	—	—	(184,381)	—	(184,381)
Other income (expense), net	11,749	—	2,897	(16,282)	—	(1,636)

INCOME (LOSS) BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	71,243	—	(6,713)	(221,712)	—	(157,182)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(6,521)	—	—	—	—	(6,521)

INCOME (LOSS) BEFORE INCOME TAXES	64,722	—	(6,713)	(221,712)	—	(163,703)
Income tax (expense) benefit	(24,594)	—	2,551	74,220	—	52,177

INCOME (LOSS) FROM CONTINUING OPERATIONS	40,128	—	(4,162)	(147,492)	—	(111,526)
Income from discontinued operations and disposal of discontinued operations, net of income tax expense	24,454	—	—	—	—	24,454
Loss from discontinued operations from investment in joint venture	—	—	—	(327)	—	(327)
Gain on discontinued operations	88,315	—	—	—	—	88,315
Gain on discontinued operations from investment in joint venture	—	—	—	6,736	—	6,736

INCOME (LOSS) BEFORE CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	152,897	—	(4,162)	(141,083)	—	7,652
Loss from cumulative change in accounting principle	(33,294)	—	—	—	—	(33,294)
Loss from cumulative change in accounting principle from investment in joint venture	—	—	—	(140,820)	—	(140,820)

NET INCOME (LOSS)	119,603	—	(4,162)	(281,903)	—	(166,462)
Dividends on preferred stock	—	—	—	(94,451)	—	(94,451)
Gain on redemption and repurchases of preferred stock	—	—	—	67,837	—	67,837

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$119,603	$—	$(4,162)	$(308,517)	$—	$(193,076)

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2004

	Dobson	American
	Cellular	Cellular	DCC PCS	Parent	Eliminations	Consolidated

	($ In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income from continuing operations	$(85,003)	$(25,701)	$(274)	$176,843	$(117,928)	$(52,063)
Adjustments to reconcile (loss) income from continuing operations to net cash provided by (used in) operating activities, net of effects of acquisitions —
Depreciation and amortization	109,508	83,310	—	—	—	192,818
Amortization of bond discounts and financing costs	2,164	3,281	—	2,357	—	7,802
Deferred income tax benefit (expense)	65,646	(12,030)	(168)	(168,845)	117,928	2,531
Non-cash mandatorily redeemable preferred stock dividends	—	—	—	13,728	—	13,728
Gain on redemption and repurchases of mandatorily redeemable preferred stock	—	—	—	(6,478)	—	(6,478)
Non-cash portion of loss from extinguishment of debt	14,207	—	—	4,345	—	18,552
Cash used in operating activities of discontinued operations	(815)	—	—	—	—	(815)
Minority interests in income of subsidiaries	4,867	—	—	—	—	4,867
Other operating activities	184	(112)	—	—	—	72
Changes in current assets and liabilities —
Accounts receivable	3,417	(4,997)	—	—	—	(1,580)
Inventory	(1,373)	(1,402)	—	—	—	(2,775)
Prepaid expenses and other	(24)	(268)	—	—	—	(292)
Accounts payable	(18,110)	(7,636)	—	—	—	(25,746)
Accrued expenses	3,095	946	(14,162)	7,926	—	(2,195)
Deferred revenue and customer deposits	1,442	499	—	(7)	—	1,934

Net cash provided by (used in) operating activities	99,205	35,890	(14,604)	29,869	—	150,360

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(102,680)	(39,369)	—	—	—	(142,049)
Purchase of wireless licenses and properties	(61,094)	—	—	—	—	(61,094)
Receipt of funds held in escrow for contingencies on sold assets	7,185	4,169	—	—	—	11,354
(Increase) decrease in receivable-affiliates	(52,991)	13,254	(62,894)	102,631	—	—
Cash received from exchange of assets	21,978	—	—	—	—	21,978
Purchases of marketable securities	(40,000)	—	(25,000)	—	—	(65,000)
Sales of marketable securities	1,000	—	81,700	—	—	82,700
Other investing activities	84	140	—	(7)	—	217

Net cash (used in) provided by investing activities	(226,518)	(21,806)	(6,194)	102,624	—	(151,894)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility and notes	899,000	—	—	—	—	899,000
Repayments and purchases of credit facility and notes	(753,208)	—	—	(106,001)	—	(859,209)
Distributions to minority interest holders	(5,755)	—	—	—	—	(5,755)
Redemption and repurchases of mandatorily redeemable preferred stock	—	—	—	(17,376)	—	(17,376)
Preferred stock dividends paid	—	—	—	(3,676)	—	(3,676)
Purchase of restricted investment	(5,860)	—	—	—	—	(5,860)
Deferred financing costs	(16,524)	(100)	—	(228)	—	(16,852)
Investment in subsidiary	(2,300)	—	—	2,300	—	—
Capital contribution from parent	—	—	65,300	(65,300)	—	—
Other financing activities	—	—	—	(393)	—	(393)

Net cash provided by (used in) financing activities	115,353	(100)	65,300	(190,674)	—	(10,121)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,960)	13,984	44,502	(58,181)	—	(11,655)
CASH AND CASH EQUIVALENTS, beginning of period	59,387	27,505	3,801	60,846	—	151,539

CASH AND CASH EQUIVALENTS, end of period	$47,427	$41,489	$48,303	$2,665	$—	$139,884

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2003

	Dobson	American
	Cellular	Cellular	DCC PCS	Parent	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$41,195	$(4,349)	$(2,062)	$106,925	$(192,409)	$(50,700)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities, net of effects of acquisitions —
Depreciation and amortization	90,777	28,647	—	—	—	119,424
Amortization of bond discounts and financing costs	6,379	1,075	—	1,433	—	8,887
Deferred income tax (expense) benefit	(54,897)	(2,363)	(1,264)	(118,421)	180,578	3,633
Non-cash mandatorily redeemable preferred stock dividends	—	—	—	7,174	—	7,174
Loss on redemption and repurchases of mandatorily redeemable preferred stock	—	—	—	26,777	—	26,777
Other operating activities	244	1	—	—	—	245
Non-cash portion of loss from extinguishment of debt	52,277	—	—	—	—	52,277
Cash provided by operating activities of discontinued operations	26,796	—	—	—	—	26,796
Minority interests in income of subsidiaries	6,541	—	—	—	—	6,541
Changes in current assets and liabilities —
Accounts receivable	5,847	11,003	—	—	—	16,850
Inventory	(2,861)	(343)	—	—	—	(3,204)
Prepaid expenses and other	(1,838)	864	—	—	—	(974)
Accounts payable	26,138	(6,112)	—	—	—	20,026
Accrued expenses	(8,804)	18,761	4,562	8,755	—	23,274
Deferred revenue and customer deposits	1,487	1,275	—	—	—	2,762

Net cash provided by (used in) operating activities	189,281	48,459	1,236	32,643	(11,831)	259,788

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(122,511)	(41,410)	—	—	—	(163,921)
Purchase of wireless licenses and properties	(123)	—	(7,659)	(49,877)	—	(57,659)
Cash acquired through acquisition of American Cellular Corporation	—	35,819	—	—	—	35,819
Receipt of funds held in escrow for contingencies on sold assets	7,094	—	—	—	—	7,094
Decrease (increase) in receivable-affiliates	35,875	(17,422)	(85,955)	(23,507)	81,831	(9,178)
Cash used in investing activities from discontinued operations	(4,966)	—	—	—	—	(4,966)
Purchases of marketable securities	(45,000)	—	—	—	—	(45,000)
Sales of marketable securities	70,900	—	34,450	—	—	105,350
Other investing activities	17,264	—	(59)	(3,739)	—	13,466

Net cash (used in) provided by investing activities	(41,467)	(23,013)	(59,223)	(77,123)	81,831	(118,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility and notes	620,000	900,000	—	650,000	(70,000)	2,100,000
Repayments of credit facility and notes	(997,225)	(864,294)	—	11,500	—	(1,850,019)
Distributions to minority interest holders	(8,040)	—	—	—	—	(8,040)
Redemption and repurchases of mandatorily redeemable preferred stock	—	—	—	(347,588)	—	(347,588)
Preferred stock dividends paid	—	—	—	(12,008)	—	(12,008)
Capital contribution from parent	527,000	—	—	(527,000)	—	—
Dividend to parent	(295,438)	(14,900)	—	310,338	—	—
Deferred financing costs	(15,082)	(18,831)	—	(13,192)	—	(47,105)
Issuance of common stock	—	—	—	903	—	903
Other financing activities	(4,970)	84	—	4,486	—	(400)

Net cash (used in) provided by financing activities	(173,755)	2,059	—	77,439	(70,000)	(164,257)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,941)	27,505	(57,987)	32,959	—	(23,464)
CASH AND CASH EQUIVALENTS, beginning of period	85,328	—	61,788	27,887	—	175,003

CASH AND CASH EQUIVALENTS, end of period	$59,387	$27,505	$3,801	$60,846	$—	$151,539

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year Ended December 31, 2002

	Dobson	American
	Cellular	Cellular	DCC PCS	Parent	Eliminations	Consolidated

	($ In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$40,128	$—	$(4,162)	$(147,492)	$—	$(111,526)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities, net of effects of acquisitions —
Depreciation and amortization	75,181	—	—	—	—	75,181
Amortization of bond discounts and financing costs	8,330	—	—	2,602	—	10,932
Deferred income tax benefit (expense)	29,057	—	1,097	(65,686)	—	(35,532)
Non-cash portion of gain from extinguishment of debt	—	—	—	(2,202)	—	(2,202)
Cash provided by operating activities of discontinued operations	25,439	—	—	—	—	25,439
Minority interests in income of subsidiaries	6,521	—	—	—	—	6,521
Loss from investment in joint venture	—	—	—	184,381	—	184,381
Other operating activities	1,287	—	—	(2,262)	—	(975)
Changes in current assets and liabilities —
Accounts receivable	19,120	—	—	19,065	—	38,185
Inventory	15,250	—	—	—	—	15,250
Prepaid expenses and other	1,187	—	(10)	101	—	1,278
Accounts payable	(18,003)	—	—	—	—	(18,003)
Accrued expenses	(2,558)	—	9,598	(8,824)	—	(1,784)
Deferred revenue and customer deposits	326	—	—	—	—	326

Net cash provided by (used in) operating activities	201,265	—	6,523	(20,317)	—	187,471

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(72,878)	—	—	—	—	(72,878)
Refund of deposit for FCC auction	—	—	107,300	—	—	107,300
Decrease (increase) in receivable-affiliates	1,123	—	(104,614)	103,975	—	484
Net proceeds from sale of discontinued assets	336,043	—	—	—	—	336,043
Proceeds from sale of property, plant and equipment	3,545	—	—	—	—	3,545
Cash used in investing activities from discontinued operations	(11,264)	—	—	—	—	(11,264)
Purchases of marketable securities	(25,900)	—	(50,300)	—	—	(76,200)
Sales of marketable securities	—	—	—	—	—	—
Other investing activities	(18,493)	—	(52)	(106)	—	(18,651)

Net cash provided by (used in) investing activities	212,176	—	(47,666)	103,869	—	268,379

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility and notes	389,500	—	—	—	—	389,500
Repayments and repurchases of credit facility and notes	(725,567)	—	(40)	(9,183)	—	(734,790)
Distributions to minority interest holders	(6,549)	—	—	—	—	(6,549)
Redemption and repurchases of mandatorily redeemable preferred stock	—	—	—	(38,691)	—	(38,691)
Purchase of common stock	—	—	—	(7,797)	—	(7,797)
Deferred financing costs	(21)	—	—	(169)	—	(190)
Other financing activities	93	—	—	(1,526)	—	(1,433)

Net cash used in financing activities	(342,544)	—	(40)	(57,366)	—	(399,950)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	70,897	—	(41,183)	26,186	—	55,900
CASH AND CASH EQUIVALENTS, beginning of period	14,431	—	102,971	1,701	—	119,103

CASH AND CASH EQUIVALENTS, end of period	$85,328	$—	$61,788	$27,887	$—	$175,003

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15.     SUBSEQUENT EVENT
      In March 2005, the Company announced an agreement to sell and leaseback 563 of its cellular towers with GTP for $87.5 million. Subject to customary closing conditions, the transaction is expected to close sometime later in 2005.

Supplementary Data
Selected Quarterly Financial Data (unaudited)
Dobson Communications Corporation

		Quarter Ended

		March 31,	June 30,	September 30,	December 31,

	($ In thousands except per share data)
Operating revenue	2004	$233,791	$252,363	$272,400	$264,928
	2003	$128,892	$143,477	$213,070	$250,315
Operating income	2004	$37,685	$39,044	$45,693	$35,750
	2003	$40,160	$49,211	$62,655	$48,601
Income (loss) before cumulative effect of change in accounting principle	2004	$(14,682)	$(14,047)	$(11,008)	$(11,883)
	2003	$15,046	$49,677	$(20,314)	$(68,378)
Basic income (loss) before cumulative effect of change in accounting principle per common share	2004	$(0.11)	$(0.11)	$(0.08)	$(0.09)
	2003	$0.17	$0.55	$(0.18)	$(0.51)
Diluted income (loss) before cumulative effect of change in accounting principle per common share	2004	$(0.11)	$(0.11)	$(0.08)	$(0.09)
	2003	$0.16	$0.53	$(0.18)	$(0.51)
Net income (loss)	2004	$(14,682)	$(14,047)	$(11,008)	$(11,883)
	2003	$15,046	$49,677	$(20,314)	$(68,378)
Basic net income (loss) per common share	2004	$(0.11)	$(0.11)	$(0.08)	$(0.09)
	2003	$0.17	$0.55	$(0.18)	$(0.51)
Diluted net income (loss) per common share	2004	$(0.11)	$(0.11)	$(0.08)	$(0.09)
	2003	$0.16	$0.53	$(0.18)	$(0.51)
Net income (loss) applicable to common stockholders	2004	$(16,541)	$(15,906)	$(13,480)	$(13,871)
	2003	$18,131	$224,359	$(21,192)	$(70,257)
Basic net income (loss) applicable to common stockholders per common share	2004	$(0.12)	$(0.12)	$(0.10)	$(0.10)
	2003	$0.20	$2.49	$(0.19)	$(0.53)
Diluted net income (loss) applicable to common stockholders per common share	2004	$(0.12)	$(0.12)	$(0.10)	$(0.10)
	2003	$0.20	$2.43	$(0.19)	$(0.53)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      No items to report.

Item 9A.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of December 31, 2004. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting and Related Report of Independent Registered Public Accounting Firm
      Management’s report on internal control over financial reporting and the report of KPMG LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting and of management’s assessment of internal control over financial reporting are included under Item 8.
Changes in Internal Control over Financial Reporting
      There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      In November 2004, we entered into employment agreements with several of our officers, including Bruce R. Knooihuizen and Timothy J. Duffy. The agreements with Messrs. Knooihuizen and Duffy have a three year term and provide for an initial base salary of $400,000, in the case of Mr. Knooihuizen, and $250,000, in the case of Mr. Duffy. The base salary may be increased, but not decreased, pursuant to an annual review by the board of directors. Each such executive officer is also entitled to annual incentive bonuses during the term of the agreement based on target amounts and performance goals to be established by the board of directors. During the term of the agreements, the executive officer and his spouse and dependents are entitled to participate in all welfare benefit plans maintained by us for our senior executive officers, including all medical, life and disability insurance plans and programs. In addition, they are eligible to participate in any pension, retirement savings and other employee benefit plans and programs maintained by us from time to time for the benefit of our senior executive officers.
      The amount of any severance payable by us under these agreements upon the termination of employment depends on whether the executive officer is terminated by us for cause or he terminates his employment with us for good reason. Cause is defined in the agreements to include conviction of a felony that relates to the executive officer’s employment with us, acts of dishonesty intended to result in substantial personal enrichment at our expense or the willful failure to follow a direct, reasonable and lawful written directive from a supervisor or the board of directors which failure is not cured within 30 days. No act or omission will be considered willful unless it is done or omitted in bad faith and without reasonable belief it was in our best interest, and any determination of cause must be approved by three-fourths of the entire board of directors. Good reason is defined in the agreement to include the assignment of duties inconsistent with the executive officer’s position, authority, duties or responsibilities, a reduction in the executive officer’s base salary, relocation outside the greater Oklahoma City metropolitan area or the replacement by us of our chief executive officer or chief operating officer.
      Under our agreements with Messrs. Knooihuizen and Duffy, in the event employment is terminated by us without cause or by the executive officer for good reason (other than as a result of the replacement by us of our chief executive officer or chief operating officer), the executive officer will be entitled to a lump sum payment equal to his base salary and accrued vacation pay through the date of termination, plus severance pay equal to two times his average annual compensation for the two year period immediately preceding the date of his agreement, and any outstanding awards under our stock option plans will become fully vested and the exercise period will be extended to one year from the date of termination. If the executive officer terminates his employment with us following the appointment of a new chief executive officer or chief operating officer, he will be entitled to a lump sum payment equal to his base salary and accrued vacation pay through the date of termination, plus severance pay equal to his average annual compensation for the period described above.
      In addition, if the executive officer’s employment under these agreements is terminated by us without cause or by the executive officer for good reason, we must, at our option, either (1) pay the executive officer a sum equal to 18 times the lesser of the monthly cost of COBRA coverage or $1,200, or (2) maintain coverage for the executive officer and his spouse and/or dependents for a period of 18 months under the medical, hospitalization and dental programs in which they participated immediately prior to the date of termination.
      In addition, in November 2004 we entered into retention agreements with several other officers and employees, including R. Thomas Morgan, Trent W. LeForce and Richard D. Sewell, Jr. The agreements with Messrs. Morgan, LeForce and Sewell have a term of two years and provide that if we terminate the executive officer other than for cause, death or disability during the six-month period following a replacement of our chief executive officer or chief operating officer, we will pay to the executive officer a lump sum payment equal to the base salary and bonus earned through the date of termination and any accrued vacation pay, plus the salary and bonus paid to the executive officer in 2004. The definition of cause in these agreements is similar to the definition of cause in our employment agreements with Messrs. Knooihuizen and Duffy described above.
      In each of these employment agreements and retention agreements, we have agreed to reimburse the executive officers for all legal fees and expenses reasonably incurred by them in connection with any dispute between us and the executive officer regarding his agreement, and to pay a gross-up amount to compensate the executive officer for any excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, on any amounts due the executive officer under his employment or retention agreement with us.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      We have adopted a code of ethics that applies to all directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of our code of ethics is available on our website at www.dobson.net. We intend to disclose any amendments to or waivers of our code of ethics by posting the required information on our website, www.dobson.net, or by filing a Form 8-K within the required time periods.

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountants Fees and Services
      For the information called for by Items 10 through 14 we refer you to our Proxy Statement for our 2005 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2004 and which is incorporated herein by reference in accordance with General Instruction G.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a)(1) The following consolidated financial statements of Dobson Communications Corporation are included in Item 8:
Dobson Communications Corporation and Subsidiaries
      All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.
      (a)(3) Exhibits
      The following exhibits are filed as a part of this report:

Exhibit			Method of
Numbers		Description	Filing

2.1		Purchase Agreement dated July 25, 2003 for ACC Escrow Corp. and American Cellular Corporation $900,000,000 10% Series A Senior Notes due 2011	(16)[2.3]
2.2		Purchase Agreement dated September 12, 2003 for Dobson Communications Corporation $650,000,000 8 7/8% Senior Notes due 2013	(19)[2.4]

2.3		Agreement and Plan of Merger of ACC Escrow Corp. and American Cellular Corporation	(19)[2.5]

3.1		Registrant’s Amended and Restated Certificate of Incorporation	(5)[3.1]

3	.1.1	Registrant’s Certificate of Retirement of Preferred Stock dated January 7, 2003	(14)[3.1.1]

3	.1.2	Registrant’s Certificate of Retirement of Preferred Stock dated February 4, 2003	(14)[3.1.2]

3	.1.3	Registrant’s Certificate of Amendment of Certificate of Incorporation	(19)[3.1.3]

3	.1.4	Registrant’s Certificate of Retirement of Preferred Stock dated November 20, 2003	(20)[3.1.4]

3	.1.5	Registrant’s Certificate of Retirement of Preferred Stock dated December 31, 2003	(20)[3.1.5]

3	.1.6	Registrant’s Certificate of Retirement of Preferred Stock dated July 15, 2004	(24)[3.1.6]

3	.1.7	Registrant’s Certificate of Retirement of Preferred Stock dated September 1, 2004	(25)[3.1.7]

3	.1.8	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 12.25% Senior Exchangeable Preferred Stock	(2)[3.9]

3	.1.9	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 13% Senior Exchangeable Preferred Stock	(26)[3.8]

3.2		Registrant’s Amended and Restated By-laws	(22)[3]

4.1		Form of Common Stock Certificate	(5)[4.16]

Exhibit			Method of
Numbers		Description	Filing

4.2		Indenture dated June 22, 2000 by the Registrant and United States Trust Company of New York, as Trustee	(6)[4]
4	.2.1	Supplemental Indenture dated November 5, 2004 to Indenture dated June 22, 2000 by the Registrant and United States Trust Company of New York, as Trustee	(29)[4.1]

4.3		Senior Debt Indenture dated as of July 18, 2001, between the Registrant and The Bank of New York, as Trustee	(8)[4.2]

4	.4.1	Subordinated Debt Indenture dated as of July 18, 2001 between the Registrant and The Bank of New York, as Trustee	(8)[4.3]

4	.4.2	Certificate of Trust for Dobson Financing Trust	(8)[4.4]

4.5		Declaration of Trust for Dobson Financing Trust	(8)[4.5]

4.6		Form of Certificate of Designation of the Powers, Preferences and Relative, Optional and Other Special Rights of the Registrant’s Series F Convertible Preferred Stock	(16)[4.12]

4	.6.1	Certificate of Correction of Certificate of Designation of Series F Convertible Preferred Stock	(16)[4.12.1]

4.7		Indenture dated August 8, 2003 between ACC Escrow Corp. and Bank of Oklahoma, National Association, as Trustee	(16)[4.13]

4	.7.1	First Supplemental Indenture dated August 19, 2003 between American Cellular Corporation, certain Guarantors and Bank of Oklahoma, National Association, as Trustee	(16)[4.13.1]

4.8		Indenture dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(28)[4.2]

4	.8.1	First Supplemental Indenture dated August 19, 2003 with reference to Indenture dated March 14, 2001, between American Cellular Corporation, ACC Acquisition LLC, Subsidiary Guarantors and Bank of Oklahoma, related to the issuance by American Cellular Corporation of its 9 1/2% Subordinated Notes due 2009	(16)[4.14]

4.9		8 7/8% Senior Note Indenture dated as of September 26, 2003 by Dobson Communications Corporation and Bank of Oklahoma, National Association, as Trustee	(17)[4.14]

4	.9.1	Supplemental Indenture dated November 5, 2004 to 8 7/8% Senior Note Indenture dated as of September 26, 2003 by Dobson Communications Corporation and Bank of Oklahoma, National Association, as Trustee	(29)[4.2]

4.10		Indenture for First Priority Senior Secured Notes due 2011, dated November 8, 2004, by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson operating Co. LLC, DOC Lease Co., LLC and Bank of Oklahoma	(27)[4.14]

4.11		Indenture for Second Priority Senior Secured Notes due 2012, dated November 8 2004, by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co. LLC, DOC Lease Co., LLC and Bank of Oklahoma	(27)[4.15]

4.12		Intercreditor Agreement dated November 8, 2004	(27)[4.16]

10.1		Registrant’s 2002 Employee Stock Purchase Plan	(10)[10.1]
10	.1.1*	Registrant’s 1996 Stock Option Plan, as amended	(3)[10.1.1]
10	.1.2*	2000-1 Amendment to the DCC 1996 Stock Option Plan	(5)[10.1.3]

10	.1.3*	Dobson Communications Corporation 2000 Stock Incentive Plan	(5)[10.1.4]

10	.2*	Registrant’s 2002 Stock Incentive Plan	(10)[10.2]

Exhibit			Method of
Numbers		Description	Filing

10	.3.1*	Letter dated June 3, 1996 from Registrant to Bruce R. Knooihuizen describing employment arrangement	(4)[10.3.2]

10	.3.2*	Letter dated October 15, 1996 from Fleet Equity Partners to Justin L. Jaschke regarding director compensation	(4)[10.3.3]

10	.3.3*	Letter dated October 28, 1997 from Registrant to R. Thomas Morgan describing employment arrangement	(1)[10.3.5]

10	.3.4*	Letter dated August 25, 1998 from Registrant to Richard D. Sewell, Jr. describing employment arrangement	(3)[10.3.6]

10	.3.5*	Employment Agreement, dated November 1, 2004 between Registrant and Bruce R. Knooihuizen	(27)[10.3.6]

10	.3.6*	Employment Agreement, dated November 1, 2004 between Registrant and Timothy J. Duffy	(27)[10.3.7]

10	.3.7*	Form of Retention Agreement	(27)[10.3.8]

10	.4†	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated as of November 16, 2001	(9)[10.6]

10	.4.1†	Amendment No. 1 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated August 5, 2002	(11)[10.6.1]

10	.4.2†	Amendment No. 2 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated June 9, 2004	(25)[10.5.2]

10.5		Stockholder and Investor Rights Agreement dated January 31, 2000 among the Registrant and the Stockholders listed therein (without exhibits)	(5)[10.7.2.3]

10	.5.1	Amendment No. 1 to Stockholder and Investor rights Agreement among AT&T Wireless Services, Inc., the Registrant, and certain other parties	(7)[10.4]

10	.6*	Form of Dobson Communications Corporation Director Indemnification Agreement	(5)[10.9]

10.7		Management Agreement between Dobson Cellular Systems, Inc. and American Cellular Corporation effective as of August 19, 2003	(16)[10.14.1]

10	.8†	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002 between Cingular Wireless, LLC, and its affiliates, and Dobson Cellular Systems, Inc., and its affiliates	(9)[10.23]

10.9		Master Services Agreement between Dobson Cellular Systems, Inc. and Convergys Information Management Group Inc. dated December 1, 2002	(12)[10.24]

10.10		Asset Exchange Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(13)[10.1]

10.11		Transition Services Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(13)[10.2]

10.12		Master Lease Agreement dated as of December 23, 2002 between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(13)[10.3]

10	.13†	Roaming Agreement for GSM/GPRS between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc. dated July 11, 2003	(15)[10.28]

10	.14†	GSM/GPRS Operating Agreement between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc. dated July 11, 2003, as amended	(15)[10.29]

10	.15†	Roaming Agreement for GSM/GPRS between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(15)[10.30]

10	.16†	GSM/GPRS Operating Agreement between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(15)[10.31]

Exhibit			Method of
Numbers		Description	Filing

10	.17†	Second Amended and Restated TDMA Operating Agreement between AT&T Wireless Services, Inc. on behalf of itself and its affiliates and ACC Acquisition LLC, on behalf of itself, American Cellular Corporation and their respective affiliates dated July 11, 2003	(15)[10.32]

10.18		Tax Allocation Agreement dated August 19, 2003, between Dobson Communications Corporation and American Cellular Corporation	(16)[10.33]

10.19		Registration Rights Agreement dated as of August 8, 2003 by and between ACC Escrow Corp. as Issuer, American Cellular Corporation, certain Guarantors listed on Schedule A and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated, as Initial Purchasers	(16)[10.34]

10.20		Registration Rights Agreement dated August 19, 2003 between Dobson Communications Corporation and holders of Class A Common Stock and Series F Convertible Preferred Stock	(16)[10.35]

10.21		Registration Rights Agreement between Dobson Communications Corporation and Bank of America, N.A. dated as of March 15, 2002	(16)[10.36]

10.22		Registration Rights Agreement dated September 26, 2003 among Dobson Communications Corporation, Lehman Brothers, Inc., Morgan Stanley & Co., Incorporated, and Bear, Stearns & Co., Inc.	(17)[10.37]

10.23		Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003.	(18)[10.38]

10	.23.1	Amendment No. 1 dated March 9, 2004, to Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003.	(21)[4]

10	.23.2	Amendment No. 2 dated May 7, 2004, to Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003.	(23)[10.32.2]

10	.23.3	Amendment No. 3 dated November 8, 2004 to Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003	(27)[10.32.3]

10.24		Guarantee and Collateral Agreement by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003	(18)[10.39]

10.25		Escrow Agreement dated August 8, 2003 by and between ACC Escrow Corp. and Bank of Oklahoma, National Association, as trustee and escrow agent	(19)[10.40]

10.26		Registration Rights Agreement dated as of September 26, 2003 by and among Dobson Communications Corporation, Lehman Brothers Inc., Morgan Stanley & Co. Incorporated and Bear, Stearns & Co. Inc.	(19)[10.41]

10.27		Registration Rights Agreement dated as of November 8, 2004 by and among Dobson Cellular Systems, Inc,. Dobson Communications Corporation, Dobson Operating Co. LLC, DOC Lease Co., LLC and Morgan Stanley & Co. Incorporated	(27)[10.35]

21		Subsidiaries	(30)

23.1		Consent of Independent Registered Public Accounting Firm	(30)

Exhibit		Method of
Numbers	Description	Filing

31.1	Rule 13a-14(a) Certification by our Chairman and Chief Executive Officer	(30)

31.2	Rule 13a-14(a) Certification by our Chief Financial Officer	(30)

32.1	Section 1350 Certification by our Chairman and Chief Executive Officer	(30)
32.2	Section 1350 Certification by our Chief Financial Officer	(30)

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-71633), as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-90759), as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 6, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/ A on February 22, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-64916), as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on June 14, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on January 8, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 28, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on September 18, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 2, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 29, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(19)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-110380) as the exhibit number indicated in brackets and incorporated by reference herein.

(20)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(21)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on March 22, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(22)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on April 8, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(23)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(24)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(25)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(26)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-80961) as the exhibit number indicated in brackets and incorporated by reference herein.

(27)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-122089) as the exhibit number indicated in brackets and incorporated by reference herein.

(28)	Filed as an exhibit to American Cellular Corporation’s Registration Statement on Form S-4 (Registration No. 333-59322) as the exhibit number indicated in brackets and incorporated by reference herein.

(29)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 5, 2004 as the exhibit number indicated in brackets and incorporated by reference herein.

(30)	Filed herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of March 2005.

DOBSON COMMUNICATIONS CORPORATION

By:	/s/ EVERETT R. DOBSON

Everett R. Dobson
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities on March 16, 2005.

Signature	Title

/s/ EVERETT R. DOBSON Everett R. Dobson	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ BRUCE R. KNOOIHUIZEN Bruce R. Knooihuizen	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ TRENT LEFORCE Trent LeForce	Controller and Assistant Secretary (Principal Accounting Officer)

Stephen T. Dobson	Secretary and Director

/s/ MARK S. FEIGHNER Mark S. Feighner	Director

Fred J. Hall	Director

/s/ JUSTIN L. JASCHKE Justin L. Jaschke	Director

/s/ ALBERT H. PHARIS, JR. Albert H. Pharis, Jr.	Director

/s/ ROBERT A. SCHRIESHEIM Robert A. Schriesheim	Director

INDEX TO EXHIBITS

Exhibit			Method of
Numbers		Description	Filing

2.1		Purchase Agreement dated July 25, 2003 for ACC Escrow Corp. and American Cellular Corporation $900,000,000 10% Series A Senior Notes due 2011	(16)[2.3]

2.2		Purchase Agreement dated September 12, 2003 for Dobson Communications Corporation $650,000,000 8 7/8% Senior Notes due 2013	(19)[2.4]

2.3		Agreement and Plan of Merger of ACC Escrow Corp. and American Cellular Corporation	(19)[2.5]

2.4		Purchase Agreement dated November 8, 2004 for Dobson Cellular Systems, Inc. $825,000,000 Senior Secured Notes	(27)[2.4]

3.1		Registrant’s Amended and Restated Certificate of Incorporation	(5)[3.1]

3	.1.1	Registrant’s Certificate of Retirement of Preferred Stock dated January 7, 2003	(14)[3.1.1]

3	.1.2	Registrant’s Certificate of Retirement of Preferred Stock dated February 4, 2003	(14)[3.1.2]

3	.1.3	Registrant’s Certificate of Amendment of Certificate of Incorporation	(19)[3.1.3]

3	.1.4	Registrant’s Certificate of Retirement of Preferred Stock dated November 20, 2003	(20)[3.1.4]

3	.1.5	Registrant’s Certificate of Retirement of Preferred Stock dated December 31, 2003	(20)[3.1.5]

3	.1.6	Registrant’s Certificate of Retirement of Preferred Stock dated July 15, 2004	(24)[3.1.6]

3	.1.7	Registrant’s Certificate of Retirement of Preferred Stock dated September 1, 2004	(25)[3.1.7]

3	.1.8	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 12.25% Senior Exchangeable Preferred Stock	(2)[3.9]

3	.1.9	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 13% Senior Exchangeable Preferred Stock	(26)[3.8]

3.2		Registrant’s Amended and Restated By-laws	(22)[3]

4.1		Form of Common Stock Certificate	(5)[4.16]

4.2		Indenture dated June 22, 2000 by the Registrant and United States Trust Company of New York, as Trustee	(6)[4]

4	.2.1	Supplemental Indenture dated November 5, 2004 to Indenture dated June 22, 2000 by the Registrant and United States Trust Company of New York, as Trustee	(29)[4.1]

4.3		Senior Debt Indenture dated as of July 18, 2001, between the Registrant and The Bank of New York, as Trustee	(8)[4.2]

4	.4.1	Subordinated Debt Indenture dated as of July 18, 2001 between the Registrant and The Bank of New York, as Trustee	(8)[4.3]

4	.4.2	Certificate of Trust for Dobson Financing Trust	(8)[4.4]

4.5		Declaration of Trust for Dobson Financing Trust	(8)[4.5]

4.6		Form of Certificate of Designation of the Powers, Preferences and Relative, Optional and Other Special Rights of the Registrant’s Series F Convertible Preferred Stock	(16)[4.12]

4	.6.1	Certificate of Correction of Certificate of Designation of Series F Convertible Preferred Stock	(16)[4.12.1]

4.7		Indenture dated August 8, 2003 between ACC Escrow Corp. and Bank of Oklahoma, National Association, as Trustee	(16)[4.13]

4	.7.1	First Supplemental Indenture dated August 19, 2003 between American Cellular Corporation, certain Guarantors and Bank of Oklahoma, National Association, as Trustee	(16)[4.13.1]

Exhibit			Method of
Numbers		Description	Filing

4.8		Indenture dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(28)[4.2]

4	.8.1	First Supplemental Indenture dated August 19, 2003 with reference to Indenture dated March 14, 2001, between American Cellular Corporation, ACC Acquisition LLC, Subsidiary Guarantors and Bank of Oklahoma, related to the issuance by American Cellular Corporation of its 9 1/2% Subordinated Notes due 2009	(16)[4.14]

4.9		8 7/8% Senior Note Indenture dated as of September 26, 2003 by Dobson Communications Corporation and Bank of Oklahoma, National Association, as Trustee	(17)[4.14]

4	.9.1	Supplemental Indenture dated November 5, 2004 to 8 7/8% Senior Note Indenture dated as of September 26, 2003 by Dobson Communications Corporation and Bank of Oklahoma, National Association, as Trustee	(29)[4.2]

4.10		Indenture for First Priority Senior Secured Notes due 2011, dated November 8, 2004, by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson operating Co. LLC, DOC Lease Co., LLC and Bank of Oklahoma	(27)[4.14]

4.11		Indenture for Second Priority Senior Secured Notes due 2012, dated November 8 2004, by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co. LLC, DOC Lease Co., LLC and Bank of Oklahoma	(27)[4.15]

4.12		Intercreditor Agreement dated November 8, 2004	(27)[4.16]

10.1		Registrant’s 2002 Employee Stock Purchase Plan	(10)[10.1]
10	.1.1*	Registrant’s 1996 Stock Option Plan, as amended	(3)[10.1.1]
10	.1.2*	2000-1 Amendment to the DCC 1996 Stock Option Plan	(5)[10.1.3]

10	.1.3*	Dobson Communications Corporation 2000 Stock Incentive Plan	(5)[10.1.4]

10	.2*	Registrant’s 2002 Stock Incentive Plan	(10)[10.2]

10	.3.1*	Letter dated June 3, 1996 from Registrant to Bruce R. Knooihuizen describing employment arrangement	(4)[10.3.2]

10	.3.2*	Letter dated October 15, 1996 from Fleet Equity Partners to Justin L. Jaschke regarding director compensation	(4)[10.3.3]

10	.3.3*	Letter dated October 28, 1997 from Registrant to R. Thomas Morgan describing employment arrangement	(1)[10.3.5]

10	.3.4*	Letter dated August 25, 1998 from Registrant to Richard D. Sewell, Jr. describing employment arrangement	(3)[10.3.6]

10	.3.5*	Employment Agreement, dated November 1, 2004 between Registrant and Bruce R. Knooihuizen	(27)[10.3.6]

10	.3.6*	Employment Agreement, dated November 1, 2004 between Registrant and Timothy J. Duffy	(27)[10.3.7]

10	.3.7*	Form of Retention Agreement	(27)[10.3.8]

10	.4†	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated as of November 16, 2001	(9)[10.6]

10	.4.1†	Amendment No. 1 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated August 5, 2002	(11)[10.6.1]

10	.4.2†	Amendment No. 2 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated June 9, 2004	(25)[10.5.2]

10.5		Stockholder and Investor Rights Agreement dated January 31, 2000 among the Registrant and the Stockholders listed therein (without exhibits)	(5)[10.7.2.3]

10	.5.1	Amendment No. 1 to Stockholder and Investor rights Agreement among AT&T Wireless Services, Inc., the Registrant, and certain other parties	(7)[10.4]

Exhibit			Method of
Numbers		Description	Filing

10	.6*	Form of Dobson Communications Corporation Director Indemnification Agreement	(5)[10.9]

10.7		Management Agreement between Dobson Cellular Systems, Inc. and American Cellular Corporation effective as of August 19, 2003	(16)[10.14.1]

10	.8†	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002 between Cingular Wireless, LLC, and its affiliates, and Dobson Cellular Systems, Inc., and its affiliates	(9)[10.23]

10.9		Master Services Agreement between Dobson Cellular Systems, Inc. and Convergys Information Management Group Inc. dated December 1, 2002	(12)[10.24]

10.10		Asset Exchange Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(13)[10.1]

10.11		Transition Services Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(13)[10.2]

10.12		Master Lease Agreement dated as of December 23, 2002 between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(13)[10.3]

10	.13†	Roaming Agreement for GSM/GPRS between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc. dated July 11, 2003	(15)[10.28]

10	.14†	GSM/GPRS Operating Agreement between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc. dated July 11, 2003, as amended	(15)[10.29]

10	.15†	Roaming Agreement for GSM/GPRS between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(15)[10.30]

10	.16†	GSM/GPRS Operating Agreement between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(15)[10.31]

10	.17†	Second Amended and Restated TDMA Operating Agreement between AT&T Wireless Services, Inc. on behalf of itself and its affiliates and ACC Acquisition LLC, on behalf of itself, American Cellular Corporation and their respective affiliates dated July 11, 2003	(15)[10.32]

10.18		Tax Allocation Agreement dated August 19, 2003, between Dobson Communications Corporation and American Cellular Corporation	(16)[10.33]

10.19		Registration Rights Agreement dated as of August 8, 2003 by and between ACC Escrow Corp. as Issuer, American Cellular Corporation, certain Guarantors listed on Schedule A and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated, as Initial Purchasers	(16)[10.34]

10.20		Registration Rights Agreement dated August 19, 2003 between Dobson Communications Corporation and holders of Class A Common Stock and Series F Convertible Preferred Stock	(16)[10.35]

10.21		Registration Rights Agreement between Dobson Communications Corporation and Bank of America, N.A. dated as of March 15, 2002	(16)[10.36]

10.22		Registration Rights Agreement dated September 26, 2003 among Dobson Communications Corporation, Lehman Brothers, Inc., Morgan Stanley & Co., Incorporated, and Bear, Stearns & Co., Inc.	(17)[10.37]

10.23		Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003.	(18)[10.38]

10	.23.1	Amendment No. 1 dated March 9, 2004, to Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003.	(21)[4]

Exhibit			Method of
Numbers		Description	Filing

10	.23.2	Amendment No. 2 dated May 7, 2004, to Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003.	(23)[10.32.2]

10	.23.3	Amendment No. 3 dated November 8, 2004 to Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003	(27)[10.32.3]

10.24		Guarantee and Collateral Agreement by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003	(18)[10.39]

10.25		Escrow Agreement dated August 8, 2003 by and between ACC Escrow Corp. and Bank of Oklahoma, National Association, as trustee and escrow agent	(19)[10.40]

10.26		Registration Rights Agreement dated as of September 26, 2003 by and among Dobson Communications Corporation, Lehman Brothers Inc., Morgan Stanley & Co. Incorporated and Bear, Stearns & Co. Inc.	(19)[10.41]

10.27		Registration Rights Agreement dated as of November 8, 2004 by and among Dobson Cellular Systems, Inc,. Dobson Communications Corporation, Dobson Operating Co. LLC, DOC Lease Co., LLC and Morgan Stanley & Co. Incorporated	(27)[10.35]

21		Subsidiaries	(30)

23.1		Consent of Independent Registered Public Accounting Firm	(30)

31.1		Rule 13a-14(a) Certification by our Chairman and Chief Executive Officer	(30)

31.2		Rule 13a-14(a) Certification by our Chief Financial Officer	(30)

32.1		Section 1350 Certification by our Chairman and Chief Executive Officer	(30)

32.2		Section 1350 Certification by our Chief Financial Officer	(30)

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-71633), as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-90759), as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 6, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/ A on February 22, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-64916), as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on June 14, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on January 8, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 28, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on September 18, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 2, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 29, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(19)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-110380) as the exhibit number indicated in brackets and incorporated by reference herein.

(20)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(21)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on March 22, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(22)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on April 8, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(23)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(24)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(25)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(26)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-80961) as the exhibit number indicated in brackets and incorporated by reference herein.

(27)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-122089) as the exhibit number indicated in brackets and incorporated by reference herein.

(28)	Filed as an exhibit to American Cellular Corporation’s Registration Statement on Form S-4 (Registration No. 333-59322) as the exhibit number indicated in brackets and incorporated by reference herein.

(29)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 5, 2004 as the exhibit number indicated in brackets and incorporated by reference herein.

(30)	Filed herewith.