Form 10-Q
period 2005-03-31
DOBSON COMMUNICATIONS CORP
filed 2005-05-10
CIK 1035985

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      As of May 6, 2005, there were 114,585,646 shares of registrant’s $.001 par value Class A common stock outstanding and 19,418,021 shares of the registrant’s $.001 par value Class B common stock outstanding.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$190,237,529	$139,884,107
Marketable securities	—	39,000,000
Accounts receivable	92,371,171	99,941,071
Inventory	13,996,667	15,610,745
Prepaid expenses	13,369,973	8,509,486
Deferred tax assets	8,759,000	9,202,000

Total current assets	318,734,340	312,147,409

PROPERTY, PLANT AND EQUIPMENT, net (Note 6)	522,360,269	533,744,179

OTHER ASSETS:
Restricted assets	10,426,890	10,349,626
Wireless license acquisition costs	1,786,610,363	1,786,610,363
Goodwill	618,647,824	620,031,217
Deferred financing costs, net	41,837,784	43,025,883
Customer list, net	81,230,999	87,693,583
Other non-current assets	4,178,282	4,149,608

Total other assets	2,542,932,142	2,551,860,280

Total assets	$3,384,026,751	$3,397,751,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$98,671,753	$80,085,348
Accrued expenses	29,294,248	31,438,255
Accrued interest payable	67,799,188	74,471,790
Deferred revenue and customer deposits	29,531,694	28,881,603
Accrued dividends payable	29,232,631	19,404,780
Current portion of obligations under capital leases	127,129	305,449

Total current liabilities	254,656,643	234,587,225

OTHER LIABILITIES:
Notes payable and credit facility (Note 7)	2,456,452,696	2,456,137,897
Deferred tax liabilities	273,541,241	283,744,665
Mandatorily redeemable preferred stock, net (Note 8)	237,063,165	236,094,326
Minority interest	5,907,356	5,422,043
Other non-current liabilities	4,161,627	4,161,627
COMMITMENTS (Note 10)
SERIES F CONVERTIBLE PREFERRED STOCK (Note 8)	122,535,599	122,535,599
STOCKHOLDERS’ EQUITY:
Class A common stock, $.001 par value, 175,000,000 shares authorized and 120,081,762 shares issued at March 31, 2005 and December 31, 2004	120,082	120,082
Convertible Class B common stock, $.001 par value, 70,000,000 shares authorized and 19,418,021 shares issued at March 31, 2005 and December 31, 2004	19,418	19,418
Convertible Class C common stock, $.001 par value, 4,226 shares authorized and zero shares issued at March 31, 2005 and December 31, 2004	—	—
Convertible Class D common stock, $.001 par value, 33,000 shares authorized and zero shares issued at March 31, 2005 and December 31, 2004	—	—
Paid-in capital	1,206,362,528	1,206,362,528
Accumulated deficit	(1,143,480,366)	(1,118,001,904)
Less Class A common shares held in treasury, at cost, of 5,602,599 shares at March 31, 2005 and 5,622,599 shares at December 31, 2004	(33,313,238)	(33,431,638)

Total stockholders’ equity	29,708,424	55,068,486

Total liabilities and stockholders’ equity	$3,384,026,751	$3,397,751,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004

	(Unaudited)
OPERATING REVENUE:
Service revenue	$206,081,986	$181,699,363
Roaming revenue	53,430,702	42,075,341
Equipment and other revenue	12,245,795	10,016,615

Total operating revenue	271,758,483	233,791,319

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization items shown separately below)	72,298,971	54,185,765
Cost of equipment	30,365,742	23,534,577
Marketing and selling	34,093,918	29,161,801
General and administrative	44,811,476	43,776,071
Depreciation and amortization	51,570,480	45,447,896

Total operating expenses	233,140,587	196,106,110

OPERATING INCOME	38,617,896	37,685,209

OTHER (EXPENSE) INCOME:
Interest expense	(60,741,939)	(54,238,035)
Gain from extinguishment of debt (Note 7)	—	5,738,861
Dividends on mandatorily redeemable preferred stock (Note 8)	(7,931,067)	(8,618,010)
Other (expense) income, net	(765,996)	1,277,425

LOSS BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	(30,821,106)	(18,154,550)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(1,829,998)	(944,007)

LOSS BEFORE INCOME TAXES	(32,651,104)	(19,098,557)
Income tax benefit	9,393,615	3,973,814

LOSS FROM CONTINUING OPERATIONS	(23,257,489)	(15,124,743)
DISCONTINUED OPERATIONS: (Note 4)
Income from discontinued operations, net of income tax expense of $271,327	—	442,692

NET LOSS	(23,257,489)	(14,682,051)
Dividends on preferred stock	(2,144,373)	(1,858,457)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(25,401,862)	$(16,540,508)

BASIC AND DILUTED NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.19)	$(0.12)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	133,884,962	133,727,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2005

	Stockholders’ Equity

	Class A		Class B
	Common Stock		Common Stock				Treasury	Total
						Accumulated	Stock, at	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Cost	Equity

	(Unaudited)
DECEMBER 31, 2004	120,081,762	$120,082	19,418,021	$19,418	$1,206,362,528	$(1,118,001,904)	$(33,431,638)	$55,068,486
Net loss	—	—	—	—	—	(23,257,489)	—	(23,257,489)
Preferred stock dividends	—	—	—	—	—	(2,144,373)	—	(2,144,373)
Issuance of treasury stock	—	—	—	—	—	(76,600)	118,400	41,800

March 31, 2005	120,081,762	$120,082	19,418,021	$19,418	$1,206,362,528	$(1,143,480,366)	$(33,313,238)	$29,708,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

	2005	2004

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(23,257,489)	$(15,124,743)
Adjustments to reconcile loss to net cash provided by operating activities, net of effects of acquisitions —
Depreciation and amortization	51,570,480	45,447,896
Amortization of bond premium and deferred financing costs	1,815,601	1,997,148
Deferred income taxes	(9,760,424)	(4,101,266)
Non-cash mandatorily redeemable preferred stock dividends	7,931,067	197,245
Other operating activities	1,864,302	1,409,205
Changes in current assets and liabilities —
Accounts receivable	7,569,900	18,271,148
Inventory	1,614,078	(301,325)
Prepaid expenses and other	(4,937,751)	(1,832,833)
Accounts payable	18,586,405	(20,763,619)
Accrued expenses	(8,816,609)	(19,338,565)
Deferred revenue and customer deposits	650,091	159,373

Net cash provided by operating activities	44,829,651	6,019,664

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(32,558,089)	(40,604,018)
Receipt of funds held in escrow for contingencies on sold assets	—	11,354,020
Cash received from exchange of assets	—	21,978,720
Purchases of marketable securities	—	(25,000,000)
Sales of marketable securities	39,000,000	45,000,000
Other investing activities	(23,802)	(1,050,773)

Net cash provided by investing activities	6,418,109	11,677,949

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments and purchases of long-term debt	—	(62,120,000)
Distributions to minority interest holders	(1,344,685)	(1,629,400)
Other financing activities	450,347	(211,170)

Net cash used in financing activities	(894,338)	(63,960,570)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50,353,422	(46,262,957)
CASH AND CASH EQUIVALENTS, beginning of period	139,884,107	151,539,339

CASH AND CASH EQUIVALENTS, end of period	$190,237,529	$105,276,382

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest	$65,439,283	$67,130,788
Income taxes	$19,050	$1,526,514
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net property and equipment disposed through exchange of assets	$—	$(11,793,362)
Net wireless license acquisition costs disposed through exchange of assets	$—	$(41,143,732)
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
      The condensed consolidated balance sheet of Dobson Communications Corporation (“DCC”) and subsidiaries (collectively with DCC, the “Company”) as of March 31, 2005, the condensed consolidated statements of operations for the three months ended March 31, 2005 and 2004, the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2005 and the condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.
      The condensed consolidated balance sheet at December 31, 2004 was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. The financial statements presented herein should be read in connection with the Company’s December 31, 2004 consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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
      The Company invests in certain marketable securities and classifies these securities as available-for-sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with SFAS No. 115, available-for-sale marketable securities are accounted for at fair value, with the unrealized gain or loss, if any, less applicable deferred income taxes, shown as a separate component of stockholders’ equity.
      The Company began classifying its investment in auction-rate securities as short-term marketable securities at December 31, 2004. Prior to this, the Company included these securities as cash and cash equivalents. Therefore, certain prior period amounts have been reclassified to conform to the current-year presentation. This change in classification has no effect on the amounts of total current assets, total assets, net loss or cash flow from operations of the Company.
      At March 31, 2005, the Company had no marketable securities. At December 31, 2004, the Company’s marketable securities consisted entirely of auction-rate securities totaling $39.0 million. The gross realized gains and losses were insignificant in the three months ended March 31, 2005 and March 31, 2004. At December 31, 2004, the carrying value and fair value of these securities were the same.

3.	Stock-Based Compensation
      The Company accounts for its stock option plans under APB Opinion 25, “Accounting for Stock Issued to Employees,” under which no compensation expense is recognized. The following schedule shows the Company’s net loss applicable to common stockholders and net loss applicable to common stockholders per common share for the three months ended March 31, 2005 and March 31, 2004, had compensation expense been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation.”

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,

	2005	2004

	($ in thousands, except
	for per share amounts)
Net loss applicable to common stockholders:
As reported	$(25,402)	$(16,541)
Pro forma stock-based compensation, net of tax	(1,060)	(3,756)

Pro forma	$(26,462)	$(20,297)

Basic and diluted net loss applicable to common stockholders per common share:
As reported	$(0.19)	$(0.12)
Pro forma	$(0.20)	$(0.15)

4.	Discontinued Operations
      On February 17, 2004, the Company transferred its ownership in Maryland 2 rural service area, or RSA, wireless property in exchange for Cingular Wireless’ ownership in Michigan 5 RSA wireless property, $22.0 million in cash and its one-percent ownership interest in Texas 2 RSA and Oklahoma 5 and 7 RSAs. The Company is the majority owner of these three markets. The Company accounted for the exchange as a sale of Maryland 2 RSA and a purchase of Michigan 5 RSA. Therefore, the Michigan 5 RSA assets, liabilities and results of operations have only been included in the accompanying condensed consolidated financials from the date of acquisition, February 17, 2004.
      The net income from the Maryland 2 RSA property is classified on the condensed consolidated statement of operations as “Income from discontinued operations.” Summarized results of discontinued operations are as follows:

Three Months
Ended
March 31, 2004

($ in thousands)
Operating revenue	$3,556
Income before income taxes	714
Income tax expense	(271)
Income from discontinued operations	443

5.	Business Combinations
      On February 17, 2004, the Company transferred its ownership in Maryland 2 RSA wireless property in exchange for Cingular Wireless’ ownership in Michigan 5 RSA and certain other assets, as described above in Note 4.
      On June 15, 2004, the Company acquired certain assets, principally PCS licenses and an existing Global System for Mobile Communications, or GSM, General Packet Radio Service, or GPRS, and Enhanced Data for GSM Evolution, or EDGE, or GSM/GPRS/EDGE, network of NPI-Omnipoint Wireless, LLC, or NPI, for approximately $29.5 million.
      On December 29, 2004, the Company completed the acquisition of the Michigan wireless assets of RFB Cellular, Inc., or RFB, and certain affiliates for $29.3 million. The Company purchased these assets in an auction conducted under Sections 363 and 365 of the U.S. bankruptcy code. Upon closing, the Company obtained control over most of these assets and began operation of them; however, assignment of certain

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
spectrum licenses requires Federal Communications Commission, or FCC, approval, for which the Company has applied. Therefore, the Company has entered into a long-term spectrum management lease that allows it to lease the RFB spectrum pending the FCC’s decision.
      The above business combinations are accounted for as purchases. Accordingly, the related statements of financial position and results of operations have been included in the accompanying condensed consolidated statements of operations from the date of acquisition. The unaudited pro forma financial information related to the Company’s 2004 acquisitions has not been presented because these acquisitions, individually or in the aggregate, were not significant to the Company’s consolidated results of operations.
6.                Property, Plant and Equipment
      Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials and overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense was $45.1 million for the three months ended March 31, 2005 and $39.4 million for the three months ended March 31, 2004. Listed below are the gross property, plant and equipment amounts and the related accumulated depreciation for the periods described.

	March 31,	December 31,
	2005	2004

	($ in thousands)
Gross property, plant and equipment	$1,018,599	$985,005
Accumulated depreciation	(496,239)	(451,261)

Property, plant and equipment, net	$522,360	$533,744

7.	Notes Payable and Credit Facility
      The Company’s notes payable as of March 31, 2005 and December 31, 2004 consisted of the following:

	March 31,	December 31,
	2005	2004

	($ in thousands)
8.875% DCC senior notes	$419,681	$419,681
10.875% DCC senior notes, net of discount of $1.3 million	297,743	297,683
8.375% Dobson Cellular senior notes	250,000	250,000
Dobson Cellular floating rate senior notes	250,000	250,000
9.875% Dobson Cellular senior notes	325,000	325,000
10% American Cellular senior notes	900,000	900,000
Other notes payable, net	14,029	13,774

Total notes payable and credit facility	$2,456,453	$2,456,138

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes Payable
      The indentures related to all of the Company’s senior notes contains certain covenants including, but not limited to, covenants that limit the Company’s ability and that of its restricted subsidiaries to:

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
      During the first quarter of 2004, the Company purchased $55.5 million principal amount of its 8.875% senior notes for the purchase price of $48.3 million, excluding accrued interest. The Company’s first quarter 2004 gain from extinguishment of debt related to these senior notes. This gain was $6.1 million, net of related deferred financing costs.

Credit Facility
      Dobson Cellular Systems Inc.’s, or Dobson Cellular’s, senior secured credit facility currently consists of a $75.0 million senior secured revolving credit facility.
      The Dobson Cellular credit facility is guaranteed by the Company, Dobson Operating Co., LLC, or DOC, and DOC Lease Co LLC, and is secured by a first priority security interest in all of the tangible and intangible assets of Dobson Cellular. The Dobson Cellular credit facility is not guaranteed by American Cellular or any of its subsidiaries. In connection with the offering by Dobson Cellular of its $825.0 million of senior secured notes in November 2004, Dobson Cellular repaid all outstanding borrowings under the Dobson Cellular credit facility totaling $599.5 million and amended it to, among other things, permit additional leverage under certain of the leverage ratios, eliminate the term loan portion of the facility, amend the revolving portion of the facility to provide for maximum borrowing of $75.0 million and shorten the maturity of the credit facility to October 23, 2008. As of March 31, 2005 and December 31, 2004, the Company had no borrowings under this amended credit facility.
      Under specified terms and conditions, including covenant compliance, the amount available under the Dobson Cellular credit facility may be increased by an incremental facility of up to $200.0 million. The Company has the right to make no more than four requests to increase the amount of the credit facility; such request must be made at least 12 months prior to the credit termination date. Any incremental facility will have a maturity greater than the weighted average life of the existing debt under the Dobson Cellular credit facility.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Dobson Cellular also is required to make mandatory reductions of the credit facility with the net cash proceeds received from certain issuances of debt and equity securities and upon certain asset sales by Dobson Cellular and its subsidiaries.
      The Dobson Cellular credit facility agreement contains covenants that, subject to specified exceptions, limit the Company’s ability to:

•	make capital expenditures;

•	sell or dispose of assets;

•	incur additional debt;

•	create liens;

•	merge with or acquire other companies;

•	engage in transactions with affiliates, including dividend restrictions; and

•	make loans, advances or stock repurchases.

8.	Redeemable Preferred Stock
      As of March 31, 2005 and December 31, 2004, the Company’s authorized and outstanding preferred stock was as follows:

		Number of	Number of					Other
		Shares	Shares					Features,
	Number of	Outstanding at	Outstanding at			Liquidation	Mandatory	Rights,
	Shares	March 31,	December 31,	Par Value		Preference	Redemption	Preferences
Class	Authorized	2005	2004	Per Share	Dividends	Per Share	Date	and Powers

Senior Exchangeable	46,181	46,181	46,181	$1.00	12.25% Cumulative	$1,000	Jan. 15, 2008	Non-voting
Senior Exchangeable	394,297	192,898	192,898	$1.00	13% Cumulative	$1,000	May 1, 2009	Non-voting
Class E	40,000	—	—	$1.00	15% Cumulative	$1,131.92	Dec. 23, 2010	Non-voting
Series F	1,900,000	686,201	686,201	$1.00	6% Cumulative	$178.571	Aug. 18, 2016	Non-voting
Other	3,619,522	—	—	$1.00	—	—	—	—

	6,000,000	925,280	925,280

Dividends on Preferred Stock
      The Company recorded dividends on its mandatorily redeemable preferred stock of $7.9 million for the three months ended March 31, 2005, which are included in determining the Company’s net loss. These dividends consist of $1.5 million of unpaid accrued dividends on its 12.25% preferred stock and $6.4 million of unpaid accrued dividends on its 13% preferred stock. The Company recorded dividends on its conditionally redeemable preferred stock of $2.1 million for the three months ended March 31, 2005, which consisted of unpaid accrued dividends on its Series F preferred stock and are included in determining the Company’s net loss applicable to common stockholders.
      The Company recorded dividends on its mandatorily redeemable preferred stock of $8.6 million for the three months ended March 31, 2004, which are included in determining the Company’s net loss. These dividends consist of $1.9 million of cash dividends paid on its 12.25% preferred stock, $0.2 million of unpaid accrued dividends on its 12.25% preferred stock and $6.5 million of cash dividends paid on its 13% preferred stock. The Company recorded dividends on its conditionally redeemable preferred stock of $1.9 million for the three months ended March 31, 2004, which consisted of unpaid accrued dividends on its Series F preferred stock and are included in determining the Company’s net loss applicable to common stockholders.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On September 29, 2004, December 20, 2004 and March 24, 2005, the Company announced that it would not declare or pay the cash dividend due in the fourth quarter of 2004, the first quarter of 2005 and the second quarter of 2005, respectively, on its outstanding 12.25% preferred stock or its outstanding 13% preferred stock. Unpaid dividends will accrue interest at the stated dividend rates, compounded quarterly. To the extent dividends are not paid prior to the mandatory redemption dates or prior to the Company’s repurchase of the preferred shares, the Company will be required to pay such dividends on the redemption dates to the extent it is permitted under applicable law to redeem the preferred stock on such dates. If the Company defers dividends on its outstanding 12.25% preferred stock and 13% preferred stock, it is not permitted to pay dividends on the Series F preferred stock. Therefore, the Series F preferred stock dividends due on October 15, 2004 and April 15, 2005 with respect to this preferred stock were not paid, and will accrue interest at 7%, compounded semi-annually. The April 15, 2005 deferral is the second semi-annual deferral of dividends for the Series F preferred stock. Effective April 16, 2005, holders of the Series F preferred stock had the right to elect two new directors to the Company’s board of directors, but have not done so at this time. As of March 31, 2005, accrued dividends payable was $4.1 million for the Company’s 12.25% preferred stock, $16.9 million for the Company’s 13% preferred stock and $8.2 million for the Company’s Series F preferred stock, as a result of these unpaid dividends on the Company’s preferred stock.
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
      SFAS No. 128, “Earnings Per Share,” requires two presentations of earnings per share — “basic” and “diluted.” Basic net loss applicable to common stockholders per common share is computed by dividing net loss available to common stockholders (the numerator) by the weighted-average number of shares (the denominator) for the period. The computation of diluted net loss applicable to common stockholders per common share is similar to basic net loss applicable to common stockholders per common share, except that the denominator, unless the effect of the additional shares is antidilutive, is increased to include the number of additional shares that would have been outstanding if the dilutive shares had been issued. Dilutive shares represent the amount of additional shares that would be required to be issued if all the options and convertible preferred stock that are “in the money” were exercised or converted. At March 31, 2005, shares that are potentially dilutive are Company granted stock options, totaling 10.7 million shares, and shares of the Company’s Series F preferred stock, which are convertible into 14.0 million shares of the Company’s Class A common stock. However, for the three months ended March 31, 2005 and March 31, 2004, the Company had a net loss applicable to common stockholders, thus, these potential common shares were antidilutive. The

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
table below sets forth the detailed computation of the Company’s basic and diluted earnings per common share.

	Three Months Ended March 31,

	2005	2004

	($ in thousands, except
	per share data)
Net loss applicable to common stockholder	$(25,402)	$(16,541)
Basic and diluted net loss applicable to common stockholders per common share:
Continuing operations:
Loss from continuing operations	$(0.17)	$(0.11)
Dividends on preferred stock	(0.02)	(0.01)

Basic and diluted net loss applicable to common stockholders per common share	$(0.19)	$(0.12)

Basic and diluted weighted average common shares outstanding	133,884,962	133,727,123

10.	Commitments and Contingencies

Commitments
      The Company is obligated under a purchase and license agreement with Nortel Networks Corp. to purchase approximately $90 million of GSM/GPRS/EDGE related products and services prior to June 9, 2007. If the Company fails to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 20% of the portion of the $90 million commitment that remains unfulfilled. As of March 31, 2005, $38.4 million of this commitment has been fulfilled.

Contingencies
      Beginning on October 22, 2004, securities class action lawsuits were filed against the Company and certain of its officers and/or directors in the United States District Court for the Western District of Oklahoma, alleging violations of the federal securities laws and seeking unspecified damages, purportedly on behalf of a class of purchasers of the Company’s publicly traded securities in the period between May 19, 2003 and August 9, 2004. In particular, the lawsuits allege among other things that the Company concealed significant decreases in revenues and failed to disclose certain facts about its business, including that the Company’s rate of growth in roaming minutes was substantially declining, and that it had experienced negative growth in October 2003; that AT&T, the Company’s largest roaming customer, had notified the Company that it wanted to dispose of its equity interest in the Company that it had held since the Company’s initial public offering, significantly decreasing their interest in purchasing roaming capacity from the Company; that Bank of America intended to dispose of its substantial equity interest in the Company as soon as AT&T disposed of its equity interest in the Company; that the Company had been missing sales quotas and losing market share throughout the relevant period; and that the Company lacked the internal controls required to report meaningful financial results. In addition, the lawsuits allege that the Company issued various positive statements concerning the Company’s financial prospects and the continued growth in its roaming minutes, and that those statements were false and misleading. The court has consolidated these actions into No. CIV-04-1394-C and the consolidated action is pending and is in the preliminary pleading phase. The Company intends to vigorously defend itself against these claims and management does not believe that the litigation will have an adverse effect in any material respect on the Company.

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
      The Company is party to various other legal actions arising in the normal course of business. None of these actions are believed by management to involve amounts that will be material to the Company’s consolidated financial position results of operation or liquidity.

11.	Recently Issued Accounting Pronouncements
      In December 2004, the FASB published FASB Statement No. 123 (revised 2004), “Share-Based Payment.” Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued.
      As a larger public entity, the Company will be required to apply Statement 123(R) as of the first annual reporting period that begins after June 15, 2005, which is the first quarter of 2006.
      Statement 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.
      Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. As allowed, the Company has historically accounted for stock options using the accounting principles of Opinion 25. The impact of adopting the provisions of Statement 123(R) will be to increase the Company’s non-cash compensation expense in future periods. The Company has not determined the method that it will use to estimate the fair value of stock options as part of its adoption of Statement 123(R). As disclosed in the Note 3, using the Black-Scholes method of determining fair value in the past would have increased its non-cash compensation expense, net of tax, by approximately $1.1 million for the three months ended March 31, 2005 and $3.8 million for the three months ended March 31, 2004. The provisions of the Company’s credit facility, outstanding notes and preferred stock do not include non-cash compensation expenses in the determination of financial covenants.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Supplemental Condensed Consolidating Financial Information
      Set forth below is supplemental condensed consolidating financial information as required by DCC’s indenture for its 8.875% senior notes due 2013, and by the Dobson Cellular credit facility. The operations information is presented without parent recognition of subsidiary results. Included are the condensed consolidating Balance Sheet, Statement of Operations and Statement of Cash Flows of Dobson Communications Corporation as of March 31, 2005 and December 31, 2004, and for the three months ended March 31, 2005 and 2004. Neither Dobson Cellular, American Cellular, the Non-guarantor subsidiaries, nor any of their subsidiaries guarantee any of DCC’s notes payable. DCC, Dobson Cellular and its subsidiaries do not guarantee any of American Cellular’s outstanding debt. Neither DCC, the Non-guarantor subsidiaries, nor American Cellular and its subsidiaries guarantee any of Dobson Cellular’s outstanding notes payable. However, Dobson Cellular’s subsidiaries do guarantee Dobson Cellular’s notes payable. See Note 7 for a description of the Company’s notes payable and credit facility.
CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2005

	Dobson	American	Non-Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated

	($ in thousands)
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$80,067	$34,944	$72,553	$2,674	$—	$190,238
Accounts receivable	56,109	36,262	—	—	—	92,371
Inventory	10,512	3,485	—	—	—	13,997
Prepaid expenses and other	14,769	7,355	5	—	—	22,129

Total current assets	161,457	82,046	72,558	2,674	—	318,735

PROPERTY, PLANT AND EQUIPMENT, net	353,897	168,463	—	—	—	522,360

OTHER ASSETS:
Net intercompany (payable) receivable	(1,960)	(9,132)	3,423	774,862	(767,193)	—
Restricted assets	10,427	—	—	—	—	10,427
Wireless license acquisition costs	1,103,353	669,169	9,676	4,412	—	1,786,610
Goodwill	45,392	572,113	—	1,143	—	618,648
Deferred financing costs, net	14,585	15,194	—	12,059	—	41,838
Customer list, net	25,978	55,253	—	—	—	81,231
Other non-current assets	27,438	730	10	1,624,373	(1,648,373)	4,178

Total other assets	1,225,213	1,303,327	13,109	2,416,849	(2,415,566)	2,542,932

Total assets	$1,740,567	$1,553,836	$85,667	$2,419,523	$(2,415,566)	$3,384,027

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$80,615	$18,057	$—	$—	$—	$98,672
Accrued expenses	21,500	7,838	(68)	24	—	29,294
Accrued interest payable	24,505	15,798	—	27,496	—	67,799
Deferred revenue and customer deposits	16,566	12,966	—	—	—	29,532
Accrued dividends payable	—	—	—	29,233	—	29,233
Current portion of obligations under capital leases	127	—	—	—	—	127

Total current liabilities	143,313	54,659	(68)	56,753	—	254,657

OTHER LIABILITIES:
Notes payable	1,592,166	914,029	—	717,424	(767,166)	2,456,453
Deferred tax liabilities	188,648	156,657	597	(72,351)	(10)	273,541
Mandatorily redeemable preferred stock, net	—	—	—	237,063	—	237,063
Other non-current liabilities	5,907	4,162	—	—	—	10,069
SERIES F CONVERTIBLE PREFERRED STOCK	—	—	—	122,536	—	122,536
STOCKHOLDERS’ (DEFICIT) EQUITY:
Total stockholders’ (deficit) equity	(189,467)	424,329	85,138	1,358,098	(1,648,390)	29,708

Total liabilities and stockholders’ (deficit) equity	$1,740,567	$1,553,836	$85,667	$2,419,523	$(2,415,566)	$3,384,027

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2004

	Dobson	American	Non-Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated

	($ in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,427	$41,489	$48,303	$2,665	$—	$139,884
Marketable securities	39,000	—	—	—	—	39,000
Accounts receivable	59,528	40,413	—	—	—	99,941
Inventory	10,458	5,153	—	—	—	15,611
Prepaid expenses and other	10,636	7,065	10	—	—	17,711

Total current assets	167,049	94,120	48,313	2,665	—	312,147

PROPERTY, PLANT AND EQUIPMENT, net	356,602	177,142	—	—	—	533,744

OTHER ASSETS:
Net intercompany (payable) receivable	(3,975)	(6,183)	3,113	774,211	(767,166)	—
Restricted assets	10,350	—	—	—	—	10,350
Wireless license acquisition costs	1,103,353	669,169	9,676	4,412	—	1,786,610
Goodwill	46,776	572,113	—	1,142	—	620,031
Deferred financing costs, net	14,762	15,785	—	12,479	—	43,026
Customer list, net	28,441	59,253	—	—	—	87,694
Other non-current assets	3,443	697	—	1,624,383	(1,624,373)	4,150

Total other assets	1,203,150	1,310,834	12,789	2,416,627	(2,391,539)	2,551,861

Total assets	$1,726,801	$1,582,096	$61,102	$2,419,292	$(2,391,539)	$3,397,752

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$69,787	$10,298	$—	$—	$—	$80,085
Accrued expenses	18,380	13,141	—	(83)	—	31,438
Accrued interest payable	10,793	37,867	—	25,812	—	74,472
Deferred revenue and customer deposits	15,856	13,026	—	—	—	28,882
Accrued dividends payable	—	—	—	19,405	—	19,405
Current portion of obligations under capital leases	305	—	—	—	—	305

Total current liabilities	115,121	74,332	—	45,134	—	234,587

OTHER LIABILITIES:
Notes payable	1,592,166	913,774	—	717,364	(767,166)	2,456,138
Deferred tax liabilities	194,602	160,231	667	(71,755)	—	283,745
Mandatorily redeemable preferred stock, net	—	—	—	236,094	—	236,094
Other non-current liabilities	5,423	4,161	—	—	—	9,584
SERIES F CONVERTIBLE PREFERRED STOCK	—	—	—	122,536	—	122,536
STOCKHOLDERS’ (DEFICIT) EQUITY:
Total stockholders’ (deficit) equity	(180,511)	429,598	60,435	1,369,919	(1,624,373)	55,068

Total liabilities and stockholders’ (deficit) equity	$1,726,801	$1,582,096	$61,102	$2,419,292	$(2,391,539)	$3,397,752

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2005

	Dobson	American	Non-Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated

	($ in thousands)
	(Unaudited)
OPERATING REVENUE:
Service revenue	$119,524	$86,558	$—	$—	$—	$206,082
Roaming revenue	30,911	22,519	—	—	—	53,430
Equipment and other revenue	10,250	5,008	—	—	(3,012)	12,246

Total operating revenue	160,685	114,085	—	—	(3,012)	271,758

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	43,978	29,619	—	—	(1,298)	72,299
Cost of equipment	18,708	11,658	—	—	—	30,366
Marketing and selling	19,721	14,373	—	—	—	34,094
General and administrative	25,279	21,241	5	—	(1,714)	44,811
Depreciation and amortization	30,315	21,255	—	—	—	51,570

Total operating expenses	138,001	98,146	5	—	(3,012)	233,140

OPERATING INCOME (LOSS)	22,684	15,939	(5)	—	—	38,618

OTHER (EXPENSE) INCOME:
Interest (expense) income	(37,025)	(23,784)	—	(18,443)	18,510	(60,742)
Dividends on mandatorily redeemable preferred stock	—	—	—	(7,931)	—	(7,931)
Other income (expense), net	1,726	(652)	237	16,460	(18,537)	(766)

(LOSS) INCOME BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	(12,615)	(8,497)	232	(9,914)	(27)	(30,821)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(1,830)	—	—	—	—	(1,830)

(LOSS) INCOME BEFORE INCOME TAXES	(14,445)	(8,497)	232	(9,914)	(27)	(32,651)
Income tax benefit (expense)	5,489	3,229	(88)	754	10	9,394

NET (LOSS) INCOME	(8,956)	(5,268)	144	(9,160)	(17)	(23,257)
Dividends on preferred stock	—	—	—	(2,145)	—	(2,145)

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(8,956)	$(5,268)	$144	$(11,305)	$(17)	$(25,402)

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2004

	Dobson	American	Non-Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated

	($ in thousands)
	(Unaudited)
OPERATING REVENUE:
Service revenue	$104,327	$77,372	$—	$—	$—	$181,699
Roaming revenue	23,962	18,113	—	—	—	42,075
Equipment and other revenue	7,330	4,424	—	—	(1,737)	10,017

Total operating revenue	135,619	99,909	—	—	(1,737)	233,791

OPERATING EXPENSES:
Cost of service (exclusive of items shown separately below)	32,218	22,148	—	—	(180)	54,186
Cost of equipment	13,410	10,124	—	—	—	23,534
Marketing and selling	15,947	13,215	—	—	—	29,162
General and administrative	23,284	22,044	5	—	(1,557)	43,776
Depreciation and amortization	25,217	20,231	—	—	—	45,448

Total operating expenses	110,076	87,762	5	—	(1,737)	196,106

OPERATING INCOME (LOSS)	25,543	12,147	(5)	—	—	37,685

OTHER (EXPENSE) INCOME:
Interest (expense) income	(9,216)	(23,675)	(1,138)	(22,823)	2,614	(54,238)
(Loss) gain from extinguishment of debt	(349)	—	—	6,088	—	5,739
Dividends on mandatory redeemable preferred stock	—	—	—	(8,618)	—	(8,618)
Other income (expense), net	2,444	(350)	217	1,580	(2,614)	1,277

INCOME (LOSS) BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	18,422	(11,878)	(926)	(23,773)	—	(18,155)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(944)	—	—	—	—	(944)

INCOME (LOSS) BEFORE INCOME TAXES	17,478	(11,878)	(926)	(23,773)	—	(19,099)
Income tax (expense) benefit	(6,642)	4,513	352	5,751	—	3,974

INCOME (LOSS) FROM CONTINUING OPERATIONS	10,836	(7,365)	(574)	(18,022)	—	(15,125)
Income from discontinued operations, net of income tax expense	443	—	—	—	—	443

NET INCOME (LOSS)	11,279	(7,365)	(574)	(18,022)	—	(14,682)
Dividends on preferred stock	—	—	—	(1,859)	—	(1,859)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$11,279	$(7,365)	$(574)	$(19,881)	$—	$(16,541)

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005

	Dobson	American	Non-Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated

	($ in thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income from continuing operations	$(8,956)	$(5,268)	$144	$(9,160)	$(17)	$(23,257)
Adjustments to reconcile (loss) income from continuing operations to net cash provided by (used in) operating activities, net of effects of acquisitions —
Depreciation and amortization	30,315	21,255	—	—	—	51,570
Amortization of bond discounts and financing costs	470	846	—	500	—	1,816
Deferred income tax (expense) benefit	(5,750)	(3,335)	69	(754)	10	(9,760)
Non-cash mandatorily redeemable preferred stock dividends	—	—	—	7,931	—	7,931
Other operating activities	1,858	6	—	—	—	1,864
Changes in current assets and liabilities —
Accounts receivable	3,419	4,151	—	—	—	7,570
Inventory	(54)	1,668	—	—	—	1,614
Prepaid expenses and other	(4,414)	(529)	5	—	—	(4,938)
Accounts payable	10,828	7,759	—	—	—	18,587
Accrued expenses	16,832	(27,372)	39	1,684	—	(8,817)
Deferred revenue and customer deposits	710	(60)	—	—	—	650

Net cash provided by (used in) operating activities	45,258	(879)	257	201	(7)	44,830

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,970)	(8,588)	—	—	—	(32,558)
(Increase) decrease in receivable-affiliates	(2,017)	2,952	(7)	(935)	7	—
Investment in Wireless Investment Inc.	(24,000)	—	24,000	—	—	—
Sales of marketable securities	39,000	—	—	—	—	39,000
Other investing activities	6	(30)	—	—	—	(24)

Net cash (used in) provided by investing activities	(10,981)	(5,666)	23,993	(935)	7	6,418

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to minority interest holders	(1,344)	—	—	—	—	(1,344)
Other financing activities	(293)	—	—	743	—	450

Net cash (used in) provided by financing activities	(1,637)	—	—	743	—	(894)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,640	(6,545)	24,250	9	—	50,354
CASH AND CASH EQUIVALENTS, beginning of period	47,427	41,489	48,303	2,665	—	139,884

CASH AND CASH EQUIVALENTS, end of period	$80,067	$34,944	$72,553	$2,674	$—	$190,238

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2004

	Dobson	American	Non-Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated

	($ in thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$10,836	$(7,365)	$(574)	$(18,022)	$—	$(15,125)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities, net of effects of acquisitions —
Depreciation and amortization	25,217	20,231	—	—	—	45,448
Amortization of bond premium and financing costs	576	804	—	617	—	1,997
Deferred income tax benefit (expense)	6,680	(4,678)	(352)	(5,751)	—	(4,101)
Non-cash mandatorily redeemable preferred stock dividends	—	—	—	197	—	197
Other operating activities	322	(6)	—	1,093	—	1,409
Changes in current assets and liabilities —
Accounts receivable	12,942	5,329	—	—	—	18,271
Inventory	86	(387)	—	—	—	(301)
Prepaid expenses and other	(1,264)	(574)	5	—	—	(1,833)
Accounts payable	(24,398)	3,634	—	—	—	(20,764)
Accrued expenses	(4,219)	(19,927)	(14,162)	18,970	—	(19,338)
Deferred revenue and customer deposits	474	(309)	—	(6)	—	159

Net cash provided by (used in) operating activities	27,252	(3,248)	(15,083)	(2,902)	—	6,019

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(25,350)	(15,254)	—	—	—	(40,604)
Refund of funds held in escrow for contingencies on sold assets	7,185	4,169	—	—	—	11,354
Cash received from exchange of assets	21,978	—	—	—	—	21,978
Purchases of marketable securities	—	—	(25,000)	—	—	(25,000)
Sales of marketable securities	—	—	45,000	—	—	45,000
(Increase) decrease in receivable-affiliates	(22,181)	6,659	(50,008)	65,530	—	—
Other investing activities	(1,043)	(7)	—	—	—	(1,050)

Net cash (used in) provided by investing activities	(19,411)	(4,433)	(30,008)	65,530	—	11,678

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(6,620)	—	—	(55,500)	—	(62,120)
Distributions to minority interest holders	(1,629)	—	—	—	—	(1,629)
Investment in subsidiary	(2,300)	—	—	2,300	—	—
Capital contribution from parent	—	—	65,300	(65,300)	—	—
Other financing costs	(14)	(50)	—	(147)	—	(211)

Net cash (used in) provided by financing activities	(10,563)	(50)	65,300	(118,647)	—	(63,960)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,722)	(7,731)	20,209	(56,019)	—	(46,263)
CASH AND CASH EQUIVALENTS, beginning of period	59,387	27,505	3,801	60,846	—	151,539

CASH AND CASH EQUIVALENTS, end of period	$56,665	$19,774	$24,010	$4,827	$—	$105,276

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis presents factors that we believe are relevant to an assessment and understanding of our condensed consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our December 31, 2004 consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and our condensed consolidated financial statements and the related notes included in Item 1.
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
      American Cellular is required to file with the Securities and Exchange Commission a Quarterly Report on Form 10-Q for the three months ended March 31, 2005. While we provide you with much of American Cellular’s financial and operational information, we refer you to American Cellular’s Quarterly Report for American Cellular’s financial and operational results.
CRITICAL ACCOUNTING POLICIES AND PRACTICES
      We prepare our condensed consolidated financial statements in accordance with U.S. general accepted accounting principles, or GAAP. Our significant accounting polices are discussed in detail in our Management’s Discussion and Analysis and in Note 2 to the consolidated financial statements, both included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
      In preparing our consolidated financial statements, it is necessary that we use estimates and assumptions for matters that are inherently uncertain. We base our estimates on historical experiences and reasonable assumptions. Our use of estimates and assumptions affects the reported amounts of assets, liabilities and the amount and timing of revenues and expenses we recognize for and during the reporting period. Actual results may differ from estimates.
ACQUISITIONS AND DISCONTINUED OPERATIONS
      We continually seek opportunities to acquire attractive wireless markets as part of our overall business strategy. The following are the most recent transactions.
      Acquisition of Michigan 2 and 4 RSAs. On December 29, 2004, we completed the acquisition of the Michigan wireless assets of RFB and certain affiliates for $29.3 million. We purchased these assets in an auction conducted under Sections 363 and 365 of the U.S. bankruptcy code. Upon closing, we obtained control over most of these assets and began operation of them; however, assignment of certain spectrum licenses requires FCC approval, for which we have applied. Therefore, we have entered into a long-term spectrum management lease that allows us to lease the RFB spectrum pending the FCC’s decision.
      We provide service in most of the northern part of Michigan, including the Upper Peninsula. The RFB acquisition allows us to expand our service area to cover the entire northern part of the state, and allows us to market our service under the CELLULARONE® brand throughout that market. RFB operates both Code Division Multiple Access, or CDMA, and analog technologies on 850 MHz cellular licenses in these markets. We have deployed GSM/GPRS/EDGE technology over half of RFB’s existing footprint, and intend to have it fully completed by June 2005.

      As a result of the completion of this transaction, our condensed consolidated financial statements only include the operating results from RFB beginning December 29, 2004.
      Acquisition of NPI. On June 15, 2004, we acquired certain assets of NPI for approximately $29.5 million. These assets include PCS licenses and a GSM/GPRS/EDGE network covering areas in northern Michigan.
      As a result of the completion of this transaction, our condensed consolidated financial statements only include the operating results from NPI beginning June 15, 2004.
      Maryland/Michigan Swap. On February 17, 2004, we transferred our Maryland 2 RSA wireless property in exchange for Cingular Wireless’ Michigan 5 RSA wireless property, $22.0 million in cash and its one-percent ownership interests in Texas 2 RSA and Oklahoma 5 and 7 RSAs. We are the majority owner of these three markets.
      As a result of the completion of this transaction, our condensed consolidated financial statements only include the operating results from Michigan 5 RSA beginning February 17, 2004.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
      The following table summarizes our key operating data for the periods indicated:

	Three Months Ended March 31,

	2005	2004

Market population(1)	11,757,400	10,790,300
Ending subscribers	1,590,500	1,567,200
Market penetration(2)	13.5%	14.5%
Gross subscriber additions	122,000	99,600
Average subscribers	1,599,900	1,559,700
Average monthly service revenue per subscriber(3)	$43	$39
Average monthly post-paid churn(4)	2.4%	1.9%

(1)	Represents the population in our licensed areas for the period indicated. The results are based upon the 2003 population estimates provided by MapInfo Corporation, a location software company, adjusted to exclude those portions of our RSAs and metropolitan statistical areas, or MSAs, not covered by our licenses.

(2)	Market penetration is calculated by dividing ending subscribers by market population.

(3)	Average monthly service revenue per subscriber is calculated by dividing service revenue by average subscribers and dividing by the number of months in the period. We exclude roaming revenue from this calculation, since roaming revenue is not derived from our subscribers.

(4)	Average monthly post-paid churn represents the percentage of the post-paid subscribers that deactivate service each month. The calculation divides the total post-paid deactivations during the period by the average post-paid subscribers for the period.
Basis of Presentation
      To provide a more comparable basis of our Management’s Discussion and Analysis, we have presented our historical results of operations from continuing operations for the periods indicated, along with our results from newly acquired markets. For the purpose of this Management’s Discussion and Analysis, results from newly acquired markets refer to our results of operations of our recent acquisitions. Our recent acquisitions include the Michigan 5 RSA property from February 17, 2004, the NPI markets from June 15, 2004 and the

RFB markets from December 29, 2004. The following table sets forth the components of our results of operations for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
							Percentage Change
		Results	Results		Results	Results	in Non-Acquisition
		from Newly	from Non-		from Newly	from Non-	Markets
		Acquired	Acquisition		Acquired	Acquisition
	Historical	Markets	Markets	Historical	Markets	Markets	’05 vs. ’04

	($ in thousands)
Operating Revenue:
Service revenue	$206,082	$5,376	$200,706	$181,699	$1,065	$180,634	11.1%
Roaming revenue	53,430	2,202	51,228	42,075	112	41,963	22.1%
Equipment and other revenue	12,246	690	11,556	10,017	39	9,978	15.8%

Total operating revenue	271,758	8,268	263,490	233,791	1,216	232,575	13.3%

Operating Expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	72,299	3,186	69,113	54,186	269	53,917	28.2%
Cost of equipment	30,366	751	29,615	23,534	106	23,428	26.4%
Marketing and selling	34,094	1,672	32,422	29,162	149	29,013	11.7%
General and administrative	44,811	2,387	42,424	43,776	371	43,405	(2.3)%
Depreciation and amortization	51,570	2,293	49,277	45,448	384	45,064	9.3%

Total operating expenses	233,140	10,289	222,851	196,106	1,279	194,827	14.4%

Operating income (loss)	38,618	(2,021)	40,639	37,685	(63)	37,748	7.7%

Interest expense	(60,742)	—	(60,742)	(54,238)	—	(54,238)	12.0%
Gain from extinguishment of debt	—	—	—	5,739	—	5,739	*
Dividends on mandatorily redeemable preferred stock	(7,931)	—	(7,931)	(8,618)	—	(8,618)	*
Other (expense) income, net	(766)	51	(817)	1,277	—	1,277	*
Minority interest in incom of subsidiaries	e (1,830)	—	(1,830)	(944)	—	(944)	93.9%
Income tax benefit	9,394	749	8,645	3,974	24	3,950	*

Loss from continuing operations	$(23,257)	$(1,221)	$(22,036)	$(15,125)	$(39)	$(15,086)	*

*	Calculation is not meaningful.
Subscribers
      Our subscriber base comprises three types of subscribers: post-paid, reseller and pre-paid. At March 31, 2005, post-paid subscribers accounted for 90.3% of our subscriber base. These subscribers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these subscribers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller subscribers are similar to our post-paid subscribers in that they pay monthly fees to utilize our network and services. However, these subscribers are billed by a third party, which we refer to as a reseller, who has effectively resold our service to the end user, which we refer to as a subscriber. We in turn bill the reseller for the monthly usage of the subscriber. At March 31, 2005, the reseller base accounted for 6.6% of our total subscriber base. Our pre-paid subscribers, which at March 31, 2005, accounted for 3.1% of our subscriber base, are subscribers that pre-pay for an agreed upon amount of usage.
      During the three months ended March 31, 2005, we experienced an increase in our gross subscriber additions. Although our gross subscriber additions had been decreasing as a result of increased competition attributable to an accelerating pace of improvements in the quality of digital technology and increased products offered to the consumer, our deployment of GSM/GPRS/EDGE in our networks during 2004 has helped this decline to level off and result in growth in our gross subscriber additions in the first quarter of 2005 compared to the first quarter of 2004. For the three months ended March 31, 2005, GSM subscribers accounted for 35.4% of our subscriber base, compared to 0.8% for the three months ended March 31, 2004. Total gross subscriber additions included 2,700 from our newly acquired markets for the three months ended March 31, 2005, and 500 from our newly acquired markets for the three months ended March 31, 2004. Therefore, total gross subscriber additions from our non-acquisition markets were 119,300 for the three months ended March 31, 2005, compared to 99,100 for the three months ended March 31, 2004.
      Since the middle of 2004, we have experienced churn rates above our historical levels. This increase in churn is primarily the result of two factors impacting our business. First, we have experienced challenges operating both a TDMA and GSM/GPRS/EDGE network. This has impacted the level of customer satisfaction with our service in certain of our markets. We have implemented several initiatives that have and should continue to improve, the quality of our networks. Secondly, Wireless Local Number Portability, or WLNP, which allows customers to keep their wireless phone number in their local area when switching to a different service provider was implemented in all of our markets by May 24, 2004. Although we expect churn to improve as we continue our initiatives to improve customer satisfaction, churn could continue to be adversely affected by continued network issues and WLNP.
      Operating Revenue. Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.
      Service revenue. We derive service revenue by providing wireless services to our subscribers. The wireless industry has experienced declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. During the three months ended March 31, 2004, this decline in revenue per minute had not been completely offset by increases in average minutes-of-use and our average monthly service revenue per subscriber decreased as a result. However, for the past year, we have experienced growth in our average monthly service revenue per subscriber. Also, we believe there is a continued opportunity throughout 2005 for our average monthly service revenue per subscriber to continue to increase from current levels, primarily due to additional voice and data services available as a result of our GSM/GPRS/EDGE technology.
      For the three months ended March 31, 2005, our historical service revenue increased compared to the three months ended March 31, 2004. This increase in our service revenue was primarily attributable to an increase in average monthly service revenue per subscriber, as our subscribers continue to migrate to our GSM/GPRS/EDGE offerings.
      Roaming revenue. We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming revenue has traditionally had higher margins than revenue from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, our roaming margins have been declining due to increased market pressures and competition among wireless providers resulting in reduced roaming rates. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes-of-use) was $0.135 for the three months ended March 31, 2005 compared to $0.139 for the three months ended March 31, 2004. We expect our roaming yield to continue to decline throughout 2005. Even though our significant roaming contracts have provided for decreasing rates over time, we believe these roaming contracts are beneficial because they secure existing traffic and provide opportunity for a continuing increase in traffic volumes. Roaming revenue tends to be impacted by seasonality. Historically, we have experienced higher roaming minutes-of-use and related roaming revenue during the second and third quarters of each year, as users tend to travel more and, therefore, use their wireless phones more, during the spring and summer months.
      For the three months ended March 31, 2005, our historical roaming revenue increased compared to the three months ended March 31, 2004. When comparing the three months ended March 31, 2005 to the three months ended March 31, 2004, this increase was a result of a 30.6% increase in roaming minutes, offset by a 2.8% decline in our roaming revenue per minute-of-use as contractual rates were lower in the first quarter of 2005 compared to the same period in 2004.
      Equipment and other revenue. Equipment revenue is revenue from selling wireless equipment to our subscribers. Equipment revenue is recognized when the equipment is delivered to the customer. Other revenue is primarily rental income from the lease of space on company-owned towers.
      For the three months ended March 31, 2005, our historical equipment and other revenue increased compared to the three months ended March 31, 2004. This increase in our equipment and other revenue was due to an increase in activation fees charged to customers, an increase in gross subscriber additions and an increase in the number of customers upgrading to new rate plans and purchasing new handsets.
Operating Expenses
      Our primary operating expense categories include cost of service, cost of equipment, marketing and selling costs, general and administrative costs and depreciation and amortization.
      Cost of service. Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets, referred to as “roaming” costs. Consistent with the trend of declining roaming revenue per minute, our roaming expense per minute has declined as well as a result of a decrease in rates charged by third-party providers. While future rates charged by third party providers may continue to decrease, we expect growth in our minutes-of-use to grow at a faster rate, due to more usage and the continued build-out of our wireless network. Therefore, we expect our roaming costs to continue to increase in future periods. In addition, as a result of the sale and leaseback of certain of our towers announced in March 2005, we expect our total cost of service to increase in future periods.
      The following table sets forth the historical results of the components of our cost of service for the periods indicated:

	Three Months Ended March 31,

	2005		2004

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Network costs	$49,638	68.7%	$34,586	63.8%
Roaming costs	22,661	31.3%	19,600	36.2%

Total cost of service	$72,299	100.0%	$54,186	100.0%

      For the three months ended March 31, 2005, our historical network costs, which are the costs we incur in operating our wireless network and providing service to our customers, increased compared to the three months ended March 31, 2004. This increase is a result of adding new circuits and cell sites related to our new GSM/GPRS/EDGE network, as well as increasing costs as a result of providing a higher level of service features, such as handset insurance and ring tones.
      For the three months ended March 31, 2005, our historical roaming costs increased compared to the three months ended March 31, 2004. This increased is primarily a result of a 30.4% increase in the minutes used by our customers on third-party wireless providers’ networks, offset by an 11.3% decrease in roaming costs per minute-of-use as contractual rates were lower in the first quarter of 2005 compared to the same period in 2004.
      Cost of equipment. Our cost of equipment represents the costs associated with wireless equipment and accessories sold to customers. Cost of equipment is impacted by the volume of equipment transactions. The volume of equipment transactions is impacted by gross subscriber additions and customer upgrades. We, like other wireless providers, have continued to use discounts on phone equipment and have continued to offer free phone promotions. As a result, we have incurred, and expect to continue to incur, losses on equipment sales. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased service revenue from an increase in the number of wireless subscribers and from higher-priced rate plans. With the continued migration of our customer base to GSM/GPRS/EDGE rate plans and the continued increases in the cost of handsets, we expect our cost of equipment to continue to increase during the remainder of 2005.
      For the three months ended March 31, 2005, our historical cost of equipment increased compared to the three months ended March 31, 2004. The increase in cost of equipment is due to an increase in the average cost of handsets sold to customers, an increase in the number of customers upgrading to new rate plans and purchasing new handsets and an increase in gross subscriber additions. As previously noted, many of these customers are upgrading to our new GSM/GPRS/EDGE rate plans.
      Marketing and selling costs. Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell wireless products and services. We pay commissions to sales personnel and independent dealers for new business generated.
      For the three months ended March 31, 2005, our historical marketing and selling costs increased compared to the three months ended March 31, 2004. The increase was due to an increase in advertising costs spent to promote our GSM/GPRS/EDGE rate plans along with an increase in commissions paid as a result of an increase in gross subscriber additions.
      General and administrative costs. Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections and corporate administration.
      For the three months ended March 31, 2005, our historical general and administrative costs increased compared to the three months ended March 31, 2004. This increase in our general and administrative costs was primarily attributable to our newly acquired markets. Before giving effect to the newly acquired markets, our historical general and administrative costs decreased slightly due to efficiencies gained from centralized administrative functions. Our average monthly general and administrative costs per average subscriber has remained fairly constant in our historical markets for the three months ended March 31, 2005 and 2004, although general and administrative costs have increased, our subscriber base has increased as well.
      Depreciation and amortization expense. Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of certain identifiable intangible assets. However, we do not amortize our wireless license acquisition costs or goodwill. Rather, these assets are subject to periodic evaluations for impairment. During 2005, we expect increases in depreciation and amortization as a result of newly acquired or constructed assets will mostly be offset as older assets become fully depreciated.
      For the three months ended March 31, 2005, our historical depreciation and amortization expense increased compared to the three months ended March 31, 2004. This increase in depreciation and amortization expense is a result of additional depreciation on fixed assets acquired or constructed, primarily from our GSM/GPRS/EDGE network buildout.
Non-Operating Results
      Interest expense. For the three months ended March 31, 2005, our interest expense increased compared to the three months ended March 31, 2004. This is due to an increase in our notes payable and the average interest rate of our notes payable, partially offset by a decrease in outstanding borrowings under our credit facility.
      Gain from extinguishment of debt. For the three months ended March 31, 2004, our gain from extinguishment of debt was $5.7 million. The gain from extinguishment of debt for the three months ended March 31, 2004 was due to a partial purchase of our 8.875% senior notes, offset by a loss on redemption of the remaining Dobson/Sygnet senior notes. We redeemed the remaining $5.2 million of Dobson/Sygnet senior notes and recognized a loss from extinguishment of debt of $0.4 million, due to the premium paid and the write off of related deferred financing costs.
      Dividends on mandatorily redeemable preferred stock. For the three months ended March 31, 2005, our dividends on mandatorily redeemable preferred stock decreased compared to the three months ended March 31, 2004. The decrease in mandatorily redeemable preferred stock dividends is the result of the reduction in the number of shares of our mandatorily redeemable preferred stock outstanding due to redemption and repurchases of our mandatorily redeemable preferred stock during 2004.
      Other (expense) income, net. For the three months ended March 31, 2005, our historical other (expense) income decreased compared to the three months ended March 31, 2004. This decrease was a result of expensing of the cost of our preferred stock exchange offer, which expired in March 2005 without the minimum tender condition being satisfied.
      Discontinued operations. For the three months ended March 31, 2004, we had income from discontinued operations of $0.4 million. Our discontinued operations during 2004 relate to the Maryland properties included in the swap with Cingular Wireless.
LIQUIDITY AND CAPITAL RESOURCES
      We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, and when necessary, bank debt and the sale of debt and equity securities. Although we cannot provide assurance, assuming successful implementation of our strategy, including the continuing development of our wireless systems and significant and sustained growth in our cash flows, we believe that availability under our Dobson Cellular revolving line of credit, our cash and cash equivalents on hand and cash flows from operations will be sufficient to satisfy our currently expected capital expenditures, working capital and debt service obligations over the next year. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and the regulatory, technological and competitive developments that may arise.
      We currently expect that we may have to refinance our notes at their final maturities, which begin in 2010. Sources of additional financing may include commercial bank borrowings, vendor financing and the issuance of equity or debt securities. Some or all of these financing options may not be available to us in the future, since these resources are dependent upon our financial performance and condition, along with certain other factors that are beyond our control, such as economic events, technological changes and business trends and developments. Thus, if at any time financing is not available on acceptable terms, it could have a material adverse effect on our business and financial condition.
Working Capital and Net Cash Flow
      At March 31, 2005, we had working capital of $64.2 million, a ratio of current assets to current liabilities of 1.3:1 and an unrestricted cash balance of $190.2 million, which compares to working capital of $77.6 million, a ratio of current assets to current liabilities of 1.3:1, an unrestricted cash balance of $139.9 million and marketable securities of $39.0 million at December 31, 2004.
      Our net cash provided by operating activities totaled $44.8 million for the three months ended March 31, 2005 compared to $6.0 million for the three months ended March 31, 2004. The increase was primarily due to changes in our current assets and liabilities, which required less net cash payments in 2005 than in 2004. For additional analysis of the changes impacting net loss from continuing operations, see “Results of Operations for the Three Months Ended March 31, 2005 and 2004.” We expect that any future improvements in cash provided by operating activities will primarily be driven by improvements in net income from continuing operations.
      We received cash from investing activities for the three months ended March 31, 2005 and March 31, 2004. Investing activities are primarily related to capital expenditures, purchases and sales of marketable securities and acquisitions and sales of markets. We expect to use cash in investing activities for the foreseeable future. Our net cash provided by investing activities for the three months ended March 31, 2005 related to $39.0 million from sales of marketable securities, partially offset by capital expenditures of $32.6 million. Our net cash provided by investing activities for the three months ended March 31, 2004 primarily related to $45.0 million from sales of marketable securities, $22.0 million in cash received from Cingular Wireless as part of our Michigan/Maryland swap and $11.4 million from receipt of funds held in escrow for contingencies on sold assets, partially offset by capital expenditures of $40.6 million and purchases of marketable securities of $25.0 million. During 2005, we expect capital expenditures to remain fairly constant with 2004 amounts as a result of the continued development and improvements of our GSM/GPRS/EDGE wireless network.
      We used cash in financing activities for the three months ended March 31, 2005 and 2004. Financing activities are primarily related to proceeds from our notes payable and credit facility and repayments of our notes payable and credit facility. Our financing activity uses for the three months ended March 31, 2005 consisted primarily of distributions to minority interest holders of $1.3 million. Our financing activity uses for the three months ended March 31, 2004 consisted of repayments and repurchases of long-term debt totaling $62.1 million and distributions to minority interest holders of $1.6 million.
Capital Resources

Dobson Cellular Senior Secured Credit Facility
      Dobson Cellular’s senior secured credit facility consists of a $75.0 million senior secured revolving credit facility.
      The Dobson Cellular credit facility is guaranteed by us, DOC and DOC Lease Co LLC, and is secured by first and second priority security interests in all of the tangible and intangible assets of Dobson Cellular. The Dobson Cellular credit facility is not guaranteed by American Cellular or any of its subsidiaries. In connection with the offering by Dobson Cellular of its $825.0 million of senior secured notes in November 2004, Dobson Cellular repaid all outstanding borrowings under the Dobson Cellular credit facility totaling $599.5 million and amended it to, among other things, permit additional leverage under certain of the leverage ratios, eliminate the term loan portion of the facility, amend the revolving portion of the facility to provide for maximum borrowing of $75.0 million and shorten the maturity of the credit facility to October 23, 2008. As of March 31, 2005, we had no borrowings under this amended credit facility.
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
      Dobson Cellular also is required to make mandatory reductions of the credit facility with the net cash proceeds received from certain issuances of debt and equity securities and upon certain asset sales by Dobson Cellular and its subsidiaries.
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

Notes Payable
      The indentures related to all of our senior notes contains certain covenants including, but not limited to, covenants that limit our ability and that of our restricted subsidiaries to:

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
      American Cellular is an unrestricted subsidiary for purposes of the indentures, meaning that it is not subject to certain covenants.
      On February 28, 2004, our board of directors authorized us to expend up to $50.0 million to repurchase some of our outstanding existing 10.875% senior notes and existing 8.875% senior notes. During the first quarter of 2004, we purchased $55.5 million principal amount of our 8.875% senior notes for the purchase price of $48.3 million, excluding accrued interest. Our first quarter 2004 gain from extinguishment of debt related to these senior notes. This gain was $6.1 million, net of related deferred financing costs.
      In addition, on October 12, 2004, our board of directors authorized us to expend up to $125.0 million for acquisition of our bond debt, without regard to face amount of principal and accrued interest acquired. We purchased approximately $174.8 million principal amount of our 8.875% senior notes at an aggregate cost of approximately $122.9 million, excluding accrued interest, with a portion of the proceeds from the sale by Dobson Cellular of its senior secured notes in November 2004. We reported a gain on extinguishment of debt, net of related deferred financing costs, of approximately $48.7 million in the fourth quarter of 2004 as a result of these purchases.

Preferred Stock
      During August 2003, in conjunction with the American Cellular reorganization, we issued 686,201 shares of our Series F preferred stock having an aggregate liquidation preference of $122.5 million and convertible into a maximum of 14.0 million shares of our Class A common stock, plus $48.7 million in cash and 44.2 million shares of our Class A common stock to the former holders of $681.9 million principal amount of American Cellular’s outstanding 9.5% senior subordinated notes due 2009 and their advisors. Our outstanding

Series F preferred stock has an aggregate liquidation preference of $122.5 million, plus accrued dividends, at March 31, 2005.
      As of March 31, 2005, we had outstanding 46,181 shares of our 12.25% preferred stock with an aggregate liquidation value of $45.5 million, net of related deferred financing costs and discount, plus accrued dividends, and 192,898 shares of our 13% preferred stock with an aggregate liquidation value of $191.6 million, net of related deferred financing costs, plus accrued dividends. The certificates of designation for these series of preferred stock contain restrictive covenants that require us to meet certain financial ratios in order to incur indebtedness.
      On June 15, 2004, our board of directors authorized us to expend up to $50.0 million to repurchase some of our outstanding 12.25% and 13% preferred stock. Through March 31, 2005, we repurchased a total of 14,816 shares of our 12.25% preferred stock and 9,475 shares of our 13% preferred stock. The preferred stock repurchases totaled 24,291 shares for $17.4 million, of which all have been canceled.
      On September 29, 2004, December 20, 2004 and March 24, 2005, we announced that we would not declare or pay the cash dividend due in the fourth quarter of 2004, the first quarter of 2005 and the second quarter of 2005, respectively, on our outstanding 12.25% preferred stock or our outstanding 13% preferred stock. Unpaid dividends will accrue interest at the stated dividend rates, compounded quarterly. To the extent dividends are not paid prior to the mandatory redemption dates or prior to our repurchase of the preferred shares, we will be required to pay such dividends on the redemption dates to the extent it is permitted under applicable law to redeem the preferred stock on such dates.
      If we defer dividends on our 12.25% preferred stock and our 13% preferred stock preferred stock, we are not permitted to pay dividends on the Series F preferred stock. Therefore, the Series F dividends due on October 15, 2004 and April 15, 2005 with respect to this preferred stock were not paid, and will accrue interest at 7%, compounded semi-annually. The April 15, 2005 deferral is the second semi-annual deferral on dividends for the Series F preferred stock. Effective April 16, 2005, holders of the Series F preferred stock had the right to elect two new directors to our board of directors, but have not done so at this time.
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

Tower Sale
      We have entered into agreements to sell 563 towers to Global Tower LLC for $87.5 million and then lease them back under leases with an initial ten-year term. This lease is expected to be accounted for as an operating lease. This transaction is subject to the satisfaction of customary closing conditions.

Capital Expenditures and Commitments
      We had capital expenditures of $32.6 million for the three months ended March 31, 2005. We plan to spend approximately $140 million for capital expenditures in 2005. The majority of these expected expenditures would expand the capacity of our GSM/ GPRS/ EDGE network, support the addition of new GSM/ GPRS/ EDGE cell sites, upgrade acquired networks, and fund certain mandates to comply with requirement of E-911 Phase II.
      The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions. We may require additional financing for future acquisitions, to refinance our debt at its final maturities and to meet the mandatory redemption provision on our preferred stock.

Contractual Obligations
      We are obligated under a purchase and license agreement with Nortel Networks Corp. to purchase approximately $90 million of GSM/ GPRS/ EDGE related products and services prior to June 9, 2007. If we fail to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 20% of the portion of the $90 million commitment that remains unfulfilled. As of March 31, 2005, $38.4 million of this commitment has been fulfilled.
      We have not had a material change in the resources required for scheduled repayments of contractual obligations from the table of Contractual Cash Obligations included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2004.
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
      We have $250.0 million senior secured notes that bear interest at a variable rate, reset quarterly, of LIBOR plus 4.75%. These notes are the only variable rate debt we have outstanding. A one-percentage point change in interest rate would change our cash interest payments on an annual basis by approximately $2.5 million.

Item 4.	Controls and Procedures
      Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2005. On the basis of this review, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure. We did not effect any change in our internal controls over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      Beginning on October 22, 2004, securities class action lawsuits were filed against us and certain of our officers and/or directors in the United States District Court for the Western District of Oklahoma, alleging violations of the federal securities laws and seeking unspecified damages, purportedly on behalf of a class of purchasers of our publicly traded securities in the period between May 19, 2003 and August 9, 2004. In particular, the lawsuits allege among other things that we concealed significant decreases in revenues and failed to disclose certain facts about our business, including that our rate of growth in roaming minutes was substantially declining, and that we had experienced negative growth in October 2003; that AT&T, our largest roaming customer, had notified us that it wanted to dispose of its equity interest in us that it had held since our initial public offering, significantly decreasing their interest in purchasing roaming capacity from us; that Bank of America intended to dispose of its substantial equity interest in us as soon as AT&T disposed of its equity interest in us; that we had been missing sales quotas and losing market share throughout the relevant period; and that we lacked the internal controls required to report meaningful financial results. In addition, the lawsuits allege that we issued various positive statements concerning our financial prospects and the continued growth in our roaming minutes, and that those statements were false and misleading. The court has consolidated these actions into No. CIV-04-1394-C and the consolidated action is pending and is in the preliminary pleading phase. We intend to vigorously defend ourselves against these claims and management does not believe that the litigation will have an adverse effect in any material respect on us.
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
      We are party to various other legal actions arising in the normal course of business. None of these actions are believed by management to involve amounts that will be material to our consolidated financial position, results of operation, or liquidity.
      We are not currently aware of any additional or material changes to pending or threatened litigation against us or our subsidiaries that could have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      Not applicable

Item 3.	Defaults Upon Senior Securities
      On December 20, 2004, we announced that we would not declare or pay the cash dividends due in the first quarter of 2005 on our 12.25% preferred stock or our 13% preferred stock. Unpaid dividends accrue interest at the stated dividend rates, compounded quarterly. As of the date of this report, the total amount of accrued but unpaid dividends on our outstanding preferred stock was $29.2 million.

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable

Item 5.	Other Information
      Not applicable

Item 6.	Exhibits
      The following exhibits are filed as a part of this report:

Exhibit			Method of
Numbers		Description	Filing

10.1		Employment Agreement, dated April 1, 2005, between Dobson Communications and Steven P. Dussek	(1)[10.1]
10	.2†	Equity Interest Purchase Agreement, dated March 14, 2005, by and between Global Tower, LLC and Dobson Cellular Systems Inc.	(2)
10	.3†	Equity Interests Purchase Agreement, dated March 14, 2005, by and between Global Tower, LLC and American Cellular	(2)
31.1		Rule 13a-14(a) Certification by our principal executive officer	(2)
31.2		Rule 13a-14(a) Certification by our principal financial officer	(2)
32.1		Section 1350 Certification by our principal executive officer	(2)
32.2		Section 1350 Certification by our principal financial officer	(2)

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on April 1, 2005 as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dobson Communications Corporation
Date: May 10, 2005

/s/ Everett R. Dobson

Everett R. Dobson
Chairman of the Board and
principal executive officer
Date: May 10, 2005

/s/ Bruce R. Knooihuizen

Bruce R. Knooihuizen
Executive Vice President, Chief Financial Officer
and principal financial officer

INDEX TO EXHIBITS

Exhibit			Method of
Numbers		Description	Filing

10.1		Employment Agreement, dated April 1, 2005, between Dobson Communications and Steven P. Dussek	(1)[10.1]
10	.2†	Equity Interest Purchase Agreement, dated March 14, 2005, by and between Global Tower, LLC and Dobson Cellular Systems Inc.	(2)
10	.3†	Equity Interests Purchase Agreement, dated March 14, 2005, by and between Global Tower, LLC and American Cellular	(2)
31.1		Rule 13a-14(a) Certification by our principal executive officer	(2)
31.2		Rule 13a-14(a) Certification by our principal financial officer	(2)
32.1		Section 1350 Certification by our principal executive officer	(2)
32.2		Section 1350 Certification by our principal financial officer	(2)

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on April 1, 2005 as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed herewith.