Form 10-Q
period 2005-06-30
DOBSON COMMUNICATIONS CORP
filed 2005-08-15
CIK 1035985

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      As of August 4, 2005, there were 114,923,641 shares of registrant’s $.001 par value Class A common stock outstanding and 19,418,021 shares of the registrant’s $.001 par value Class B common stock outstanding.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$247,895,574	$139,884,107
Marketable securities	—	39,000,000
Accounts receivable	124,744,883	99,941,071
Inventory	14,084,548	15,610,745
Prepaid expenses	16,945,696	8,509,486
Deferred tax assets	13,257,000	9,202,000

Total current assets	416,927,701	312,147,409

PROPERTY, PLANT AND EQUIPMENT, net (Note 6)	501,493,139	533,744,179

OTHER ASSETS:
Restricted assets	4,475,931	10,349,626
Wireless license acquisition costs	1,786,610,363	1,786,610,363
Goodwill	618,617,867	620,031,217
Deferred financing costs, net	40,492,867	43,025,883
Customer list, net	75,222,582	87,693,583
Assets held for sale	2,239,577	—
Other non-current assets	4,588,701	4,149,608

Total other assets	2,532,247,888	2,551,860,280

Total assets	$3,450,668,728	$3,397,751,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$94,185,316	$80,085,348
Accrued expenses	31,037,815	31,438,255
Accrued interest payable	77,155,150	74,471,790
Deferred revenue and customer deposits	29,964,503	28,881,603
Accrued dividends payable	39,145,855	19,404,780
Current portion of obligations under capital leases	—	305,449

Total current liabilities	271,488,639	234,587,225

OTHER LIABILITIES:
Notes payable (Note 7)	2,456,767,495	2,456,137,897
Deferred tax liabilities	276,882,488	283,744,665
Mandatorily redeemable preferred stock, net (Note 8)	237,162,916	236,094,326
Minority interest	6,539,058	5,422,043
Deferred gain on disposition of operating assets and other non-current liabilities	61,426,983	4,161,627
COMMITMENTS (Note 10)
SERIES F CONVERTIBLE PREFERRED STOCK (Note 8)	122,535,599	122,535,599
STOCKHOLDERS’ EQUITY:
Class A common stock, $.001 par value, 175,000,000 shares authorized and 120,180,649 shares issued at June 30, 2005 and 120,081,762 shares issued at December 31, 2004	120,181	120,082
Convertible Class B common stock, $.001 par value, 70,000,000 shares authorized and 19,418,021 shares issued at June 30, 2005 and December 31, 2004	19,418	19,418
Convertible Class C common stock, $.001 par value, 4,226 shares authorized and zero shares issued at June 30, 2005 and December 31, 2004	—	—
Convertible Class D common stock, $.001 par value, 33,000 shares authorized and zero shares issued at June 30, 2005 and December 31, 2004	—	—
Paid-in capital	1,206,574,545	1,206,362,528
Accumulated deficit	(1,156,165,735)	(1,118,001,904)
Less Class A common shares held in treasury, at cost, of 5,496,116 at June 30, 2005 and 5,622,599 at December 31, 2004	(32,682,859)	(33,431,638)

Total stockholders’ equity	17,865,550	55,068,486

Total liabilities and stockholders’ equity	$3,450,668,728	$3,397,751,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(Unaudited)		(Unaudited)
OPERATING REVENUE:
Service revenue	$215,983,578	$189,288,270	$422,065,564	$370,987,633
Roaming revenue	61,148,787	50,606,353	114,579,489	92,681,694
Equipment and other revenue	20,533,453	12,468,472	32,779,248	22,485,087

Total operating revenue	297,665,818	252,363,095	569,424,301	486,154,414

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	68,965,194	61,972,116	141,264,165	116,157,881
Cost of equipment	34,255,021	27,870,027	64,620,763	51,404,604
Marketing and selling	35,855,292	33,786,256	69,949,210	62,948,057
General and administrative	49,307,223	43,055,820	94,118,699	86,831,891
Depreciation and amortization	50,340,084	46,634,823	101,910,564	92,082,719
Gain on disposition of operating assets	(939,138)	—	(939,138)	—

Total operating expenses	237,783,676	213,319,042	470,924,263	409,425,152

OPERATING INCOME	59,882,142	39,044,053	98,500,038	76,729,262

OTHER (EXPENSE) INCOME:
Interest expense	(61,258,480)	(52,782,507)	(122,000,419)	(107,020,542)
Gain from extinguishment of debt (Note 7)	—	—	—	5,738,861
Gain on redemption and repurchases of mandatorily redeemable preferred stock	—	5,068,518	—	5,068,518
Dividends on mandatorily redeemable preferred stock (Note 8)	(7,996,348)	(8,289,370)	(15,927,415)	(16,907,380)
Other income (expense), net	744,206	441,135	(21,790)	1,718,560

LOSS BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	(8,628,480)	(16,518,171)	(39,449,586)	(34,672,721)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(2,646,034)	(1,058,395)	(4,476,032)	(2,002,402)

LOSS BEFORE INCOME TAXES	(11,274,514)	(17,576,566)	(43,925,618)	(36,675,123)
Income tax benefit	1,245,702	3,529,136	10,639,317	7,502,950

LOSS FROM CONTINUING OPERATIONS	(10,028,812)	(14,047,430)	(33,286,301)	(29,172,173)
DISCONTINUED OPERATIONS: (Note 4)
Income from discontinued operations, net of income tax expense of $271,327	—	—	—	442,692

NET LOSS	(10,028,812)	(14,047,430)	(33,286,301)	(28,729,481)
Dividends on preferred stock	(2,144,373)	(1,858,456)	(4,288,746)	(3,716,913)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(12,173,185)	$(15,905,886)	$(37,575,047)	$(32,446,394)

BASIC AND DILUTED NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.09)	$(0.12)	$(0.28)	$(0.24)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	134,011,175	133,772,746	133,948,417	133,749,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2005

	Stockholders’ Equity

	Class A		Class B
	Common Stock		Common Stock				Treasury	Total
						Accumulated	Stock, at	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Cost	Equity

	(Unaudited)
DECEMBER 31, 2004	120,081,762	$120,082	19,418,021	$19,418	$1,206,362,528	$(1,118,001,904)	$(33,431,638)	$55,068,486
Net loss	—	—	—	—	—	(33,286,301)	—	(33,286,301)
Preferred stock dividends	—	—	—	—	—	(4,288,746)	—	(4,288,746)
Issuance of common stock	98,887	99	—	—	212,017	—	—	212,116
Issuance of treasury stock	—	—	—	—	—	(588,784)	748,779	159,995

JUNE 30, 2005	120,180,649	$120,181	19,418,021	$19,418	$1,206,574,545	$(1,156,165,735)	$(32,682,859)	$17,865,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2005	2004

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(33,286,301)	$(29,172,173)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities, net of effects of acquisitions —
Depreciation and amortization	101,910,564	92,082,719
Amortization of bond discount and deferred financing costs	3,639,161	3,988,259
Deferred income taxes	(10,917,177)	(8,368,111)
Non-cash mandatorily redeemable preferred stock dividends	15,927,415	6,597,889
Gain on redemption and repurchases of mandatorily redeemable preferred stock	—	(5,068,518)
Gain on disposition of operating assets	(939,138)	—
Other operating activities	4,505,386	2,500,504
Changes in current assets and liabilities —
Accounts receivable	(24,803,812)	5,678,302
Inventory	1,526,197	(6,188,742)
Prepaid expenses and other	(8,500,527)	(7,012,071)
Accounts payable	14,099,968	(20,466,225)
Accrued expenses	2,282,920	(2,158,537)
Deferred revenue and customer deposits	1,082,900	(495,020)

Net cash provided by operating activities	66,527,556	31,918,276

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(76,303,376)	(88,882,962)
Purchase of wireless licenses and properties	—	(29,416,260)
Proceeds from the sale of assets	77,016,906	—
Receipt of funds held in escrow for contingencies on sold assets	—	11,354,020
Cash received from exchange of assets	—	21,978,720
Purchases of marketable securities	—	(25,000,000)
Sales of marketable securities	39,000,000	56,700,000
Other investing activities	(1,297,682)	869,368

Net cash provided by (used in) investing activities	38,415,848	(52,397,114)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	28,000,000
Repayments and purchases of long-term debt	—	(63,495,000)
Preferred stock dividends paid	—	(3,676,068)
Distributions to minority interest holders	(3,359,017)	(2,895,900)
Redemption and repurchases of exchangeable preferred stock	—	(12,835,750)
Maturities of restricted investments	5,960,012	—
Other financing activities	467,068	(1,533,107)

Net cash provided by (used in) financing activities	3,068,063	(56,435,825)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	108,011,467	(76,914,663)
CASH AND CASH EQUIVALENTS, beginning of period	139,884,107	151,539,339

CASH AND CASH EQUIVALENTS, end of period	$247,895,574	$74,624,676

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest	$115,342,096	$102,313,006
Income taxes	$285,050	$1,788,121
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net property and equipment disposed through exchange of assets	$—	$(11,793,362)
Net wireless license acquisition costs disposed through exchange of assets	$—	$(41,143,732)
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
      The condensed consolidated balance sheet of Dobson Communications Corporation (“DCC”) and subsidiaries (collectively with DCC, the “Company”) as of June 30, 2005, the condensed consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2005 and the condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.
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
      At June 30, 2005, the Company had no marketable securities. At December 31, 2004, the Company’s marketable securities consisted entirely of auction-rate securities totaling $39.0 million. The gross realized gains and losses were insignificant in the six months ended June 30, 2005 and June 30, 2004. At December 31, 2004, the carrying value and fair value of these securities were the same.

3.	Stock-Based Compensation
      The Company accounts for its stock option plans under APB Opinion 25, “Accounting for Stock Issued to Employees,” under which no compensation expense is recognized. The following schedule shows the Company’s net loss applicable to common stockholders and net loss applicable to common stockholders per

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
common share for the three and six months ended June 30, 2005 and June 30, 2004, had compensation expense been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	($ in thousands, except for per share amounts)
Net loss applicable to common stockholders:
As reported	$(12,173)	$(15,906)	$(37,575)	$(32,446)
Pro forma stock-based compensation, net of tax	(1,216)	(1,121)	(2,276)	(4,853)

Pro forma	$(13,389)	$(17,027)	$(39,851)	$(37,299)

Basic and diluted net loss applicable to common stockholders per common share:
As reported	$(0.09)	$(0.12)	$(0.28)	$(0.24)
Pro forma	$(0.10)	$(0.13)	$(0.30)	$(0.28)

4.	Discontinued Operations
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
      The net income from the Maryland 2 RSA property is classified on the condensed consolidated statement of operations as “Income from discontinued operations.” Summarized results of discontinued operations are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004

	($ in thousands)
Operating revenue	$—	$3,556
Income before income taxes	—	714
Income tax expense	—	(271)
Income from discontinued operations	—	443

5.	Business Combinations
      On February 17, 2004, the Company transferred its ownership in Maryland 2 RSA wireless property in exchange for Cingular Wireless’ ownership in Michigan 5 RSA and certain other assets, as described above in Note 4.
      On June 15, 2004, the Company acquired certain assets, principally PCS licenses and an existing Global System for Mobile Communications, or GSM, General Packet Radio Service, or GPRS, and Enhanced Data for GSM Evolution, or EDGE, or GSM/ GPRS/ EDGE, network of NPI-Omnipoint Wireless, LLC, or NPI, for approximately $29.5 million.

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
      Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials and overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense was $89.4 million for the six months ended June 30, 2005 and $80.0 million for the six months ended June 30, 2004. Listed below are the gross property, plant and equipment amounts and the related accumulated depreciation at the end of the periods described.

	June 30, 2005	December 31, 2004

	($ in thousands)
Gross property, plant and equipment	$1,020,187	$985,005
Accumulated depreciation	(518,694)	(451,261)

Property, plant and equipment, net	$501,493	$533,744

Tower Sale and Lease-Back
      The Company has entered into agreements to sell 563 towers to Global Towers, LLC for approximately $87.5 million and then lease them back under a lease with an initial ten-year term. These leases will be accounted for as operating leases. On June 30, 2005, the Company completed the sale of 507 of these cellular towers for approximately $77.0 million. This sale resulted in a total net gain of approximately $58.2 million, of which $0.9 million was recognized at June 30, 2005 and the remaining $57.3 million will be recognized over the life of the lease. The gain has and will continue to be recognized on the statement of operations as “Gain on disposition of operating assets.” The Company expects to complete the sale of the additional 56 towers by the end of 2005, therefore, the Company has reclassified these assets from property, plant and equipment to assets held for sale on its June 30, 2005 balance sheet.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Notes Payable
      The Company’s notes payable as of June 30, 2005 and December 31, 2004 consisted of the following:

	June 30, 2005	December 31, 2004

	($ in thousands)
8.875% DCC senior notes	$419,681	$419,681
10.875% DCC senior notes, net of discount of $1.2 million at June 30, 2005 and $1.3 million at December 31, 2004	297,803	297,683
8.375% Dobson Cellular Systems, Inc. senior notes	250,000	250,000
Dobson Cellular Systems, Inc. floating rate senior notes	250,000	250,000
9.875% Dobson Cellular Systems, Inc. senior notes	325,000	325,000
10% American Cellular Corporation senior notes	900,000	900,000
Other notes payable, net	14,283	13,774

Total notes payable	$2,456,767	$2,456,138

      During the first quarter of 2004, the Company purchased $55.5 million principal amount of its 8.875% senior notes for the purchase price of $48.3 million, excluding accrued interest. The Company’s first quarter 2004 gain from extinguishment of debt related to these senior notes.

8.	Redeemable Preferred Stock
      As of June 30, 2005 and December 31, 2004, the Company’s authorized and outstanding preferred stock was as follows:

		Number of	Number of					Other
		Shares	Shares					Features,
	Number of	Outstanding at	Outstanding at			Liquidation	Mandatory	Rights,
	Shares	June 30,	December 31,	Par Value		Preference	Redemption	Preferences
Class	Authorized	2005	2004	Per Share	Dividends	Per Share	Date	and Powers

Senior Exchangeable	46,181	46,181	46,181	$1.00	12.25% Cumulative	$1,000	Jan. 15, 2008	Non-voting
Senior Exchangeable	394,297	192,898	192,898	$1.00	13% Cumulative	$1,000	May 1, 2009	Non-voting
Class E	40,000	—	—	$1.00	15% Cumulative	$1,131.92	Dec. 23, 2010	Non-voting
Series F	1,900,000	686,201	686,201	$1.00	7% Cumulative	$178.571	Aug. 18, 2016	Non-voting
Other	3,619,522	—	—	$1.00	—	—	—	—

	6,000,000	925,280	925,280

Exchange Offer
      On July 22, 2005, the Company filed a registration statement with the U.S. Securities and Exchange Commission, or the Commission, relating to a proposed offer to exchange cash and shares of Class A common stock for up to 32,327 shares, or 70%, of its outstanding 12.25% senior exchangeable preferred stock and up to 135,029 shares, or 70%, of its 13% senior exchangeable preferred stock, which the Company refers to as the “exchange offer”. The maximum aggregate number of validly tendered and not properly withdrawn shares of preferred stock that will be accepted in the exchange offer is 167,356 shares of preferred stock. In the exchange offer, for each share of preferred stock tendered, accepting holders will received cash in the amount of $300 and shares of the Company’s Class A common stock with a market value, based on the volume weighted average price of the Company’s Class A common stock on the Nasdaq National market during the ten trading day period ending on August 16, 2005, which is the second trading day prior to the scheduled expiration date of the exchange offer, of $844.0, subject to a minimum of 168.8 shares and a maximum of 211.0 shares of each share of preferred stock validly tendered and not properly withdrawn. The exchange offer is subject to a number of conditions, including that a majority of the outstanding shares of 12.25% preferred

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock and 13% preferred stock be tendered and not withdrawn prior to the scheduled expiration date of the exchange offer, which is August 18, 2005. The Company entered into a support agreement with holders of approximately 63% of the outstanding shares of the 12.25% preferred stock and the 13% preferred stock pursuant to which the holders have agreed, subject to the conditions of the support agreement, to tender these shares in the exchange offer, which would satisfy the minimum tender condition.
      In connection with the exchange offer, the Company is also soliciting consents from holders of the 12.25% preferred stock and holders of the 13% preferred stock to (1) amend the respective certificate of designation governing each series of preferred stock to eliminate all voting rights, other than voting rights required by law, and substantially all of the restrictive covenants applicable to such series of preferred stock for a period of 18 months from the expiration date of the exchange offer, after which time a revised set of covenants would be applicable to the preferred stock as long as an aggregate of at least 15,000 shares of 12.25% preferred stock and 13% preferred stock are outstanding, and (2) waive compliance by the Company with these provisions of the certificates of designation until the proposed amendments become effective or until 18 months from the expiration date of the exchange offer. To amend the certificates of designation and obtain waivers of compliance by the Company with these provisions, the Company must receive consents from holders of a majority of the outstanding shares of each series of preferred stock. Tenders of shares of preferred stock in the exchange offer or pursuant to the support agreement will be deemed to constitute the delivery of consents to the proposed amendments and related waivers with respect to the shares of preferred stock tendered, and delivery of consents will be deemed to constitute tenders of shares of preferred stock in the exchange offer. Because the holders under the support agreement have agreed to tender approximately 63% of the outstanding shares of the 12.25% preferred stock and the 13% preferred stock, if the exchange offer is completed the requirement to obtain tenders and consents from holders of a majority of the outstanding shares of each series of preferred stock will be satisfied. The Company expects to incur a loss on this transaction. The loss will be calculated based on the value of the common stock for the period prior to the consummation of the exchange.
Dividends on Preferred Stock
      The Company recorded dividends on its mandatorily redeemable preferred stock of $15.9 million for the six months ended June 30, 2005, which are included in determining the Company’s net loss. These dividends consist of $3.1 million of unpaid accrued dividends on its 12.25% preferred stock and $12.8 million of unpaid accrued dividends on its 13% preferred stock. The Company recorded dividends on its conditionally redeemable preferred stock of $4.3 million for the six months ended June 30, 2005, which consisted of unpaid accrued dividends on its Series F preferred stock and are included in determining the Company’s net loss applicable to common stockholders.
      The Company recorded dividends on its mandatorily redeemable preferred stock of $16.9 million for the six months ended June 30, 2004, which are included in determining the Company’s net loss. These dividends consist of $3.8 million of cash dividends paid on its 12.25% preferred stock, $12.9 million of cash dividends paid on its 13% preferred stock and $0.2 million of unpaid accrued dividends on its 13% preferred stock. The Company recorded dividends on its conditionally redeemable preferred stock of $3.7 million for the six months ended June 30, 2004, which consisted of unpaid accrued dividends on its Series F preferred stock and are included in determining the Company’s net loss applicable to common stockholders.
      The Company previously announced that it would not declare or pay the cash dividends due in the fourth quarter of 2004 or the first, second or third quarters of 2005, on its outstanding 12.25% preferred stock or its outstanding 13% preferred stock. Unpaid dividends will accrue interest at the stated dividend rates, compounded quarterly. To the extent dividends are not paid prior to the mandatory redemption dates or prior to the Company’s repurchase of the preferred shares, the Company will be required to pay such dividends on the redemption dates to the extent it is permitted under applicable law to redeem the preferred stock on such dates.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      If the Company defers dividends on its outstanding 12.25% preferred stock and 13% preferred stock, it is not permitted to pay dividends on the Series F preferred stock. Therefore, the Series F preferred stock dividends due on October 15, 2004 and April 15, 2005 with respect to this preferred stock were not paid, and will accrue interest at 7%, compounded semi-annually. The April 15, 2005 deferral is the second semi-annual deferral of dividends for the Series F preferred stock. Effective April 16, 2005, holders of the Series F preferred stock had the right to elect two new directors to the Company’s board of directors, but have not done so at this time. If the Company completes the exchange offer, it intends to pay the accrued dividends of the Series F preferred stock by issuing additional shares of Series F preferred stock, in which case the Series F holders’ current right to elect two directors would terminate. As of June 30, 2005, accrued dividends payable was $5.5 million for the Company’s 12.25% preferred stock, $23.3 million for the Company’s 13% preferred stock and $10.3 million for the Company’s Series F preferred stock, as a result of these unpaid dividends on the Company’s preferred stock.
      If the Company does not make four quarterly dividend payments (whether consecutive or not) on either its 12.25% preferred stock or its 13% preferred stock, a majority of the holders of the respective series of preferred stock would each have the right to elect two new directors each to the Company’s board of directors. Under these circumstances, the expansion of the Company’s board of directors by six new members would not constitute a change of control under the indentures governing its outstanding notes or Dobson Cellular Systems, Inc.’s, or Dobson Cellular’s, senior secured credit facility. In addition, if the Company completes the exchange offer, the holders of the 12.25% preferred stock and the 13% preferred stock will waive their right to elect directors for a period of at least 18 months.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Earnings Per Share
      SFAS No. 128, “Earnings Per Share,” requires two presentations of earnings per share — “basic” and “diluted.” Basic net loss applicable to common stockholders per common share is computed by dividing net loss available to common stockholders (the numerator) by the weighted-average number of shares (the denominator) for the period. The computation of diluted net loss applicable to common stockholders per common share is similar to basic net loss applicable to common stockholders per common share, except that the denominator, unless the effect of the additional shares is antidilutive, is increased to include the number of additional shares that would have been outstanding if the dilutive shares had been issued. Dilutive shares represent the amount of additional shares that would be required to be issued if all the options and convertible preferred stock that are “in the money” were exercised or converted. At June 30, 2005, shares that are potentially dilutive are Company granted stock options, totaling 12.1 million shares, and shares of the Company’s Series F preferred stock, which are convertible into 14.0 million shares of the Company’s Class A common stock. However, for the three and six months ended June 30, 2005 and June 30, 2004, the Company had a net loss applicable to common stockholders, thus, these potential common shares were antidilutive. The table below sets forth the detailed computation of the Company’s basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	($ in thousands, except per share data)
Net loss applicable to common stockholders	$(12,173)	$(15,906)	$(37,575)	$(32,446)
Basic and diluted net loss applicable to common stockholders per common share:
Continuing operations:
Loss from continuing operations	$(0.07)	$(0.11)	$(0.25)	$(0.22)
Income from discontinued operations	—	—	—	0.01
Dividends on and repurchases of preferred stock	(0.02)	(0.01)	(0.03)	(0.03)

Basic and diluted net loss applicable to common stockholders per common share	$(0.09)	$(0.12)	$(0.28)	$(0.24)

Basic and diluted weighted average common shares outstanding	134,011,175	133,772,746	133,948,417	133,749,934

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Commitments and Contingencies
Commitments
      The Company is obligated under a purchase and license agreement with Nortel Networks Corp. to purchase approximately $90 million of GSM/ GPRS/ EDGE related products and services prior to June 9, 2007. If the Company fails to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 20% of the portion of the $90 million commitment that remains unfulfilled. As of June 30, 2005, $40.2 million of this commitment has been fulfilled.
Contingencies
      Beginning on October 22, 2004, securities class action lawsuits were filed against the Company and certain of its officers and/or directors in the United States District Court for the Western District of Oklahoma, alleging violations of the federal securities laws and seeking unspecified damages, purportedly on behalf of a class of purchasers of the Company’s publicly traded securities in the period between May 19, 2003 and August 9, 2004. In particular, the lawsuits allege among other things that the Company concealed significant decreases in revenues and failed to disclose certain facts about its business, including that the Company’s rate of growth in roaming minutes was substantially declining, and that it had experienced negative growth in October 2003; that AT&T Wireless Services, Inc., the Company’s largest roaming customer, had notified the Company that it wanted to dispose of its equity interest in the Company that it had held since the Company’s initial public offering, significantly decreasing their interest in purchasing roaming capacity from the Company; that Bank of America intended to dispose of its substantial equity interest in the Company as soon as AT&T disposed of its equity interest in the Company; that the Company had been missing sales quotas and losing market share throughout the relevant period; and that the Company lacked the internal controls required to report meaningful financial results. In addition, the lawsuits allege that the Company issued various positive statements concerning the Company’s financial prospects and the continued growth in its roaming minutes, and that those statements were false and misleading. The court has consolidated these actions into No. CIV-04-1394-C and the consolidated action is pending and is in the preliminary pleading phase. The Company intends to vigorously defend itself against these claims and management does not believe that the litigation will have an adverse effect in any material respect on the Company.
      On May 27, 2005, the Commission notified the Company by letter that it had concluded its informal inquiry of the Company without taking further action or seeking any relief from the Company or its largest shareholder, Dobson CC Limited Partnership.
      The Company is party to various other legal actions arising in the normal course of business. None of these actions are believed by management to involve amounts that will be material to the Company’s consolidated financial position results of operations or liquidity.

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

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. As allowed, the Company has historically accounted for stock options using the accounting principles of Opinion 25. The impact of adopting the provisions of Statement 123(R) will be to increase the Company’s non-cash compensation expense in future periods. The Company has not determined the method that it will use to estimate the fair value of stock options as part of its adoption of Statement 123(R). As disclosed in the Note 3, using the Black-Scholes method of determining fair value in the past would have increased its non-cash compensation expense, net of tax, by approximately $1.2 million for the three months ended June 30, 2005, $1.1 million for the three months ended June 30, 2004, $2.3 million for the six months ended June 30, 2005 and $4.9 million for the six months ended June 30, 2004. The provisions of the Company’s credit facility, outstanding notes and preferred stock do not include non-cash compensation expenses in the determination of financial covenants.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Supplemental Condensed Consolidating Financial Information
      Set forth below is supplemental condensed consolidating financial information as required by DCC’s indenture for its 8.875% senior notes due 2013, and by the Dobson Cellular credit facility. The statement of operations information is presented without parent recognition of subsidiary results. Included are the condensed consolidating balance sheets, statement of operations and statement of cash flows of Dobson Communications Corporation as of June 30, 2005 and December 31, 2004, and for the six months ended June 30, 2005 and 2004. Neither Dobson Cellular, American Cellular Corporation, the Non-guarantor subsidiaries, nor any of their subsidiaries guarantee any of DCC’s notes payable. DCC, Dobson Cellular and its subsidiaries do not guarantee any of American Cellular Corporation’s, or American Cellular’s, outstanding debt. Neither DCC, the Non-guarantor subsidiaries, nor American Cellular and its subsidiaries guarantee any of Dobson Cellular’s outstanding notes payable. However, Dobson Cellular’s subsidiaries do guarantee Dobson Cellular’s notes payable.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2005

			Non-
	Dobson	American	Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated

	($ in thousands)
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$86,211	$85,997	$73,002	$2,686	$—	$247,896
Accounts receivable	77,881	46,864	—	—	—	124,745
Inventory	9,683	4,401	—	—	—	14,084
Prepaid expenses and other	22,186	7,997	20	—	—	30,203

Total current assets	195,961	145,259	73,022	2,686	—	416,928

PROPERTY, PLANT AND EQUIPMENT, net	339,135	162,358	—	—	—	501,493

OTHER ASSETS:
Net intercompany (payable)receivable	(1,635)	(9,122)	3,404	774,519	(767,166)	—
Restricted assets	4,454	22	—	—	—	4,476
Wireless license acquisition costs	1,103,353	669,169	9,676	4,412	—	1,786,610
Goodwill	45,362	572,113	—	1,143	—	618,618
Deferred financing costs, net	14,255	14,609	—	11,629	—	40,493
Customer list, net	23,970	51,253	—	—	—	75,223
Assets held for sale	2,143	97	—	—	—	2,240
Other non-current assets	27,897	681	10	1,624,373	(1,648,373)	4,588

Total other assets	1,219,799	1,298,822	13,090	2,416,076	(2,415,539)	2,532,248

Total assets	$1,754,895	$1,606,439	$86,112	$2,418,762	$(2,415,539)	$3,450,669

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$76,812	$17,373	$—	$—	$—	$94,185
Accrued expenses	20,663	10,551	(172)	(4)	—	31,038
Accrued interest payable	12,157	37,863	—	27,135	—	77,155
Deferred revenue and customer deposits	16,830	13,135	—	—	—	29,965
Accrued dividends payable	—	—	—	39,146	—	39,146

Total current liabilities	126,462	78,922	(172)	66,277	—	271,489

OTHER LIABILITIES:
Notes payable	1,592,166	914,283	—	717,484	(767,166)	2,456,767
Deferred tax liabilities	190,349	158,319	806	(72,592)	—	276,882
Mandatorily redeemable preferred stock, net	—	—	—	237,163	—	237,163
Deferred gain on disposition of operating assets and other non-current liabilities	37,862	30,104	—	—	—	67,966
SERIES F CONVERTIBLE PREFERRED STOCK	—	—	—	122,536	—	122,536
STOCKHOLDERS’ (DEFICIT) EQUITY	(191,944)	424,811	85,478	1,347,894	(1,648,373)	17,866

Total liabilities and stockholders’ (deficit) equity	$1,754,895	$1,606,439	$86,112	$2,418,762	$(2,415,539)	$3,450,669

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2004

	Dobson	American	Non-Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated

	($ in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,427	$41,489	$48,303	$2,665	$—	$139,884
Marketable securities	39,000	—	—	—	—	39,000
Accounts receivable	59,528	40,413	—	—	—	99,941
Inventory	10,458	5,153	—	—	—	15,611
Prepaid expenses and other	10,636	7,065	10	—	—	17,711

Total current assets	167,049	94,120	48,313	2,665	—	312,147

PROPERTY, PLANT AND EQUIPMENT, net	356,602	177,142	—	—	—	533,744

OTHER ASSETS:
Net intercompany (payable) receivable	(3,975)	(6,183)	3,113	774,211	(767,166)	—
Restricted assets	10,350	—	—	—	—	10,350
Wireless license acquisition costs	1,103,353	669,169	9,676	4,412	—	1,786,610
Goodwill	46,776	572,113	—	1,142	—	620,031
Deferred financing costs, net	14,762	15,785	—	12,479	—	43,026
Customer list, net	28,441	59,253	—	—	—	87,694
Other non-current assets	3,443	697	—	1,624,383	(1,624,373)	4,150

Total other assets	1,203,150	1,310,834	12,789	2,416,627	(2,391,539)	2,551,861

Total assets	$1,726,801	$1,582,096	$61,102	$2,419,292	$(2,391,539)	$3,397,752

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$69,787	$10,298	$—	$—	$—	$80,085
Accrued expenses	18,380	13,141	—	(83)	—	31,438
Accrued interest payable	10,793	37,867	—	25,812	—	74,472
Deferred revenue and customer deposits	15,856	13,026	—	—	—	28,882
Accrued dividends payable	—	—	—	19,405	—	19,405
Current portion of obligations under capital leases	305	—	—	—	—	305

Total current liabilities	115,121	74,332	—	45,134	—	234,587

OTHER LIABILITIES:
Notes payable	1,592,166	913,774	—	717,364	(767,166)	2,456,138
Deferred tax liabilities	194,602	160,231	667	(71,755)	—	283,745
Mandatorily redeemable preferred stock, net	—	—	—	236,094	—	236,094
Deferred gain on disposition of operating assets and other non-current liabilities	5,423	4,161	—	—	—	9,584
SERIES F CONVERTIBLE PREFERRED STOCK	—	—	—	122,536	—	122,536
STOCKHOLDERS’ (DEFICIT) EQUITY	(180,511)	429,598	60,435	1,369,919	(1,624,373)	55,068

Total liabilities and stockholders’ (deficit) equity	$1,726,801	$1,582,096	$61,102	$2,419,292	$(2,391,539)	$3,397,752

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2005

	Dobson	American	Non-Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated

	($ in thousands)
	(Unaudited)
OPERATING REVENUE:
Service revenue	$244,658	$177,408	$—	$—	$—	$422,066
Roaming revenue	65,896	48,683	—	—	—	114,579
Equipment and other revenue	27,856	10,947	—	—	(6,024)	32,779

Total operating revenue	338,410	237,038	—	—	(6,024)	569,424

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	87,352	56,509	—	—	(2,597)	141,264
Cost of equipment	40,194	24,427	—	—	—	64,621
Marketing and selling	40,682	29,267	—	—	—	69,949
General and administrative	53,117	44,419	10	—	(3,427)	94,119
Depreciation and amortization	59,494	42,416	—	—	—	101,910
Gain on disposition of operating assets	—	(939)	—	—	—	(939)

Total operating expenses	280,839	196,099	10	—	(6,024)	470,924

OPERATING INCOME (LOSS)	57,571	40,939	(10)	—	—	98,500

OTHER (EXPENSE) INCOME:
Interest (expense) income	(74,458)	(47,562)	—	(37,206)	37,226	(122,000)
Dividends on mandatorily redeemable preferred stock	—	—	—	(15,927)	—	(15,927)
Other income (expense), net	2,921	(1,098)	791	34,590	(37,226)	(22)

(LOSS) INCOME BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	(13,966)	(7,721)	781	(18,543)	—	(39,449)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(4,476)	—	—	—	—	(4,476)

(LOSS) INCOME BEFORE INCOME TAXES	(18,442)	(7,721)	781	(18,543)	—	(43,925)
Income tax benefit (expense)	7,008	2,934	(297)	994	—	10,639

NET (LOSS) INCOME	$(11,434)	$(4,787)	$484	$(17,549)	$—	$(33,286)

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2004

	Dobson	American	Non-Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated

	($ in thousands)
	(Unaudited)
OPERATING REVENUE:
Service revenue	$213,787	$157,201	$—	$—	$—	$370,988
Roaming revenue	53,168	39,514	—	—	—	92,682
Equipment and other revenue	15,872	10,088	—	—	(3,475)	22,485

Total operating revenue	282,827	206,803	—	—	(3,475)	486,155

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	70,759	45,759	—	—	(360)	116,158
Cost of equipment	28,453	22,952	—	—	—	51,405
Marketing and selling	34,485	28,463	—	—	—	62,948
General and administrative	46,204	43,733	10	—	(3,115)	86,832
Depreciation and amortization	50,934	41,149	—	—	—	92,083

Total operating expenses	230,835	182,056	10	—	(3,475)	409,426

OPERATING INCOME (LOSS)	51,992	24,747	(10)	—	—	76,729

OTHER (EXPENSE) INCOME:
Interest (expense) income	(37,970)	(47,368)	(1,137)	(44,703)	24,157	(107,021)
(Loss) gain from extinguishment of debt	(349)	—	—	6,088	—	5,739
Gain on redemption and repurchases of mandatorily redeemable preferred stock	—	—	—	5,069	—	5,069
Dividends on mandatory redeemable preferred stock	—	—	—	(16,907)	—	(16,907)
Other income (expense), net	3,708	(1,353)	389	23,131	(24,157)	1,718

INCOME (LOSS) BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	17,381	(23,974)	(758)	(27,322)	—	(34,673)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(2,002)	—	—	—	—	(2,002)

INCOME (LOSS) BEFORE INCOME TAXES	15,379	(23,974)	(758)	(27,322)	—	(36,675)
Income tax (expense) benefit	(5,844)	9,110	288	3,949	—	7,503

INCOME (LOSS) FROM CONTINUING OPERATIONS	9,535	(14,864)	(470)	(23,373)	—	(29,172)
Income from discontinued operations, net of income tax expense	443	—	—	—	—	443

NET INCOME (LOSS)	$9,978	$(14,864)	$(470)	$(23,373)	$—	$(28,729)

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005

	Dobson	American	Non-Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated

	($ in thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income from continuing operations	$(11,434)	$(4,787)	$484	$(17,549)	$—	$(33,286)
Adjustments to reconcile (loss) income from continuing operations to net cash provided by (used in) operating activities, net of effects of acquisitions —
Depreciation and amortization	59,494	42,416	—	—	—	101,910
Amortization of bond discount and deferred financing costs	947	1,691	—	1,001	—	3,639
Deferred income taxes	(7,330)	(2,890)	297	(994)	—	(10,917)
Non-cash mandatorily redeemable preferred stock dividends	—	—	—	15,927	—	15,927
Gain on disposition of operating assets, net	—	(939)	—	—	—	(939)
Other operating activities	4,500	6	—	—	—	4,506
Changes in current assets and liabilities —
Accounts receivable	(18,352)	(6,452)	—	—	—	(24,804)
Inventory	774	752	—	—	—	1,526
Prepaid expenses and other	(8,536)	46	(10)	—	—	(8,500)
Accounts payable	7,024	7,076	—	—	—	14,100
Accrued expenses	3,646	(2,593)	(89)	1,319	—	2,283
Deferred revenue and customer deposits	975	108	—	—	—	1,083

Net cash provided by (used in) operating activities	31,708	34,434	682	(296)	—	66,528

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(52,831)	(23,472)	—	—	—	(76,303)
Proceeds from the sale of assets	46,095	30,922	—	—	—	77,017
(Increase) decrease in receivable-affiliates	(26,342)	2,942	24,017	(617)	—	—
Sales of marketable securities	39,000	—	—	—	—	39,000
Other investing activities	(1,007)	(291)	—	—	—	(1,298)

Net cash provided by (used in) investing activities	4,915	10,101	24,017	(617)	—	38,416

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to minority interest holders	(3,359)	—	—	—	—	(3,359)
Maturities of restricted investments	5,960	—	—	—	—	5,960
Other financing activities	(440)	(27)	—	934	—	467

Net cash provided by (used in) financing activities	2,161	(27)	—	934	—	3,068

NET INCREASE IN CASH AND CASH EQUIVALENTS	38,784	44,508	24,699	21	—	108,012
CASH AND CASH EQUIVALENTS, beginning of period	47,427	41,489	48,303	2,665	—	139,884

CASH AND CASH EQUIVALENTS, end of period	$86,211	$85,997	$73,002	$2,686	$—	$247,896

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004

	Dobson	American	Non-Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated

	($ in thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$9,535	$(14,864)	$(470)	$(23,373)	$—	$(29,172)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities, net of effects of acquisitions —
Depreciation and amortization	50,934	41,149	—	—	—	92,083
Amortization of bond discount and deferred financing costs	1,172	1,609	—	1,207	—	3,988
Deferred income taxes	5,339	(9,469)	(288)	(3,950)	—	(8,368)
Non-cash mandatorily redeemable preferred stock dividends	—	—	—	6,598	—	6,598
Gain on redemption and repurchases of mandatorily redeemable preferred stock	—	—	—	(5,069)	—	(5,069)
Other operating activities	1,380	27	—	1,094	—	2,501
Changes in current assets and liabilities —
Accounts receivable	1,031	4,647	—	—	—	5,678
Inventory	(3,101)	(3,088)	—	—	—	(6,189)
Prepaid expenses and other	(6,190)	(832)	10	—	—	(7,012)
Accounts payable	(15,008)	(5,458)	—	—	—	(20,466)
Accrued expenses	(2,130)	2,304	(14,162)	11,829	—	(2,159)
Deferred revenue and customer deposits	294	(782)	(7)	—	—	(495)

Net cash provided by (used in) operating activities	43,256	15,243	(14,917)	(11,664)	—	31,918

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(62,722)	(26,161)	—	—	—	(88,883)
Purchase of selected wireless licenses and properties	(29,416)	—	—	—	—	(29,416)
Receipt of funds held in escrow for contingencies on sold assets	7,185	4,169	—	—	—	11,354
Cash received from exchange of assets	21,978	—	—	—	—	21,978
Purchases of marketable securities	—	—	(25,000)	—	—	(25,000)
Sales of marketable securities	—	—	56,700	—	—	56,700
(Increase) decrease in receivable-affiliates	(22,379)	(5,463)	(62,842)	90,684	—	—
Other investing activities	887	2	—	(19)	—	870

Net cash (used in) provided by investing activities	(84,467)	(27,453)	(31,142)	90,665	—	(52,397)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	28,000	—	—	—	—	28,000
Repayments and purchases of long-term debt	(7,995)	—	—	(55,500)	—	(63,495)
Preferred stock dividends paid	—	—	—	(3,676)	—	(3,676)
Distributions to minority interest holders	(2,896)	—	—	—	—	(2,896)
Redemption and repurchases of exchangeable preferred stock	—	—	—	(12,835)	—	(12,835)
Investment in subsidiary	(2,300)	—	—	2,300	—	—
Capital contribution from parent	—	—	65,300	(65,300)	—	—
Other financing costs	(1,482)	(60)	—	9	—	(1,533)

Net cash provided by (used in) financing activities	13,327	(60)	65,300	(135,002)	—	(56,435)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(27,884)	(12,270)	19,241	(56,001)	—	(76,914)
CASH AND CASH EQUIVALENTS, beginning of period	59,387	27,505	3,801	60,846	—	151,539

CASH AND CASH EQUIVALENTS, end of period	$31,503	$15,235	$23,042	$4,845	$—	$74,625

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Subsequent Events
      On July 12, 2005, the Company’s shareholders approved a proposed amendment of Dobson’s Amended and Restated Certificate of Incorporation to authorize 150 million additional shares of Class A common stock, from 175 million shares to 325 million shares, and to undesignate 40,000 shares of preferred stock, previously designated as Series E preferred stock, all of which are unassigned.
      On August, 12, 2005, the Company’s two operating subsidiaries, Dobson Cellular and American Cellular, entered into a new, multi-year roaming agreement with Cingular Wireless, their primary wireless roaming partner, and amended the existing GSM operating agreements with the former AT&T Wireless entity. The new roaming agreement, which replaces the previous roaming agreements with Cingular Wireless and the former AT&T Wireless entity, establishes a new roaming rate structure that is effective as of April 9, 2005. Therefore, the Company has utilized these new rates in determining its second quarter results. In addition, the Company will receive from Cingular Wireless approximately $7.8 million as a settlement for prior claims under various agreements between the Company and the former AT&T Wireless. This $7.8 million has been included in other revenue in the three months ended June 30, 2005.

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
      American Cellular is required to file with the Commission a Quarterly Report on Form 10-Q as of and for the three and six months ended June 30, 2005. While we provide you with much of American Cellular’s financial and operational information, we refer you to American Cellular’s Quarterly Report for American Cellular’s financial and operational results.
CRITICAL ACCOUNTING POLICIES AND PRACTICES
      We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Our significant accounting policies are discussed in detail in our Management’s Discussion and Analysis and in Note 2 to the consolidated financial statements, both included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
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
      We provide service in most of the northern part of Michigan, including the Upper Peninsula. The RFB acquisition allows us to expand our service area to cover the entire northern part of the state, and allows us to market our service under the CELLULARONE® brand throughout that market. RFB operates both Code Division Multiple Access, or CDMA, and analog technologies on 850 MHz cellular licenses in these markets. We have completely deployed GSM/ GPRS/ EDGE technology over all of RFB’s existing footprint as of June 10, 2005.
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
NEW ROAMING AGREEMENT WITH CINGULAR WIRELESS
      On August 12, 2005, our two operating subsidiaries, Dobson Cellular and American Cellular, entered into a new, multi-year roaming agreement with Cingular Wireless, their primary wireless roaming partner, and amended the existing GSM operating agreements with the former AT&T Wireless entity. The new roaming agreement, which replaces the previous roaming agreements with Cingular Wireless and the former AT&T Wireless entity, establishes a new roaming rate structure that is effective as of April 9, 2005. The new roaming agreement’s key provisions include the following:

•	Mutual agreement to lower roaming rates, with us paying Cingular a flat incollect rate through mid-2009 that is approximately half the blended rate in previous roaming agreements;

•	Agreement to continue to mutually prefer one another for roaming through the term of the new roaming agreement, which has been extended approximately one year through mid-2009;

•	We will receive from Cingular approximately $7.8 million as a settlement for prior claims under various agreements between us and the former AT&T Wireless, and will also receive certain formula-based residual payments in connection with such settlements through mid-2008 at the latest;

•	The new roaming agreement provides for “home-on-home” roaming in areas where both carriers operate; and

•	We have the right to acquire for $6.0 million, 10 MHz of spectrum covering 1.1 million POPs, consisting of Youngstown, Ohio and Ohio 11 Rural Service Area (RSA); and Erie and Sharon, Pennsylvania and Pennsylvania 1 RSA. We have also received an option to lease additional spectrum covering 1.5 million POPs from Cingular.
RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004
      The following table summarizes our key operating data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Market population(1)	11,757,400	11,436,800	11,757,400	11,436,800
Ending subscribers	1,589,400	1,607,500	1,589,400	1,607,500
Market penetration(2)	13.5%	14.1%	13.5%	14.1%
Gross subscriber additions	131,500	107,000	253,500	206,600
Average subscribers	1,590,000	1,576,300	1,596,400	1,568,200
Average monthly service revenue per subscriber(3)	$45	$40	$44	$39
Average monthly post-paid churn(4)	2.3%	1.7%	2.3%	1.8%

(1)	Represents the population in our licensed areas for the period indicated. The results are based upon the 2003 population estimates provided by MapInfo Corporation, a location software company, adjusted to exclude those portions of our RSAs and metropolitan statistical areas, or MSAs, not covered by our licenses.

(2)	Market penetration is calculated by dividing ending subscribers by market population.

(3)	Average monthly service revenue per subscriber is calculated by dividing service revenue by average subscribers and dividing by the number of months in the period. We exclude roaming revenue from this calculation, since roaming revenue is not derived from our subscribers.

(4)	Average monthly post-paid churn represents the percentage of the post-paid subscribers that deactivate service each month. The calculation divides the total post-paid deactivations during the period by the average post-paid subscribers for the period.
Basis of Presentation
      To provide a more comparable basis of our Management’s Discussion and Analysis, we have presented our historical results of operations from continuing operations for the periods indicated, along with our results from newly acquired markets. For the purpose of this Management’s Discussion and Analysis, results from newly acquired markets refer to our results of operations of our recent acquisitions. Our recent acquisitions include the Michigan 5 RSA property from February 17, 2004, the NPI markets from June 15, 2004 and the RFB markets from December 29, 2004. The following tables set forth the components of our results of operations for the three and six months ended June 30, 2005 and June 30, 2004:

							Percentage
	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004			Change
							in Non-
		Results	Results		Results	Results	Acquisition
		from Newly	from Non-		from Newly	from Non-	Markets
		Acquired	Acquisition		Acquired	Acquisition
	Historical	Markets	Markets	Historical	Markets	Markets	’05 vs. ’04

	($ in thousands)
Operating Revenue:
Service revenue	$215,984	$5,450	$210,534	$189,288	$2,835	$186,453	12.9%
Roaming revenue	61,149	3,121	58,028	50,606	980	49,626	16.9%
Equipment and other revenue	20,533	604	19,929	12,469	138	12,331	61.6%

Total operating revenue	297,666	9,175	288,491	252,363	3,953	248,410	16.1%

Operating Expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	68,965	3,774	65,191	61,972	955	61,017	6.8%
Cost of equipment	34,255	1,220	33,035	27,870	306	27,564	19.8%
Marketing and selling	35,855	1,614	34,241	33,786	528	33,258	3.0%
General and administrative	49,308	2,784	46,524	43,056	726	42,330	9.9%
Depreciation and amortization	50,340	2,256	48,084	46,635	603	46,032	4.5%
Gain on disposition of operating assets	(939)	—	(939)	—	—	—	*

Total operating expenses	237,784	11,648	226,136	213,319	3,118	210,201	7.6%

							Percentage
	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004			Change
							in Non-
		Results	Results		Results	Results	Acquisition
		from Newly	from Non-		from Newly	from Non-	Markets
		Acquired	Acquisition		Acquired	Acquisition
	Historical	Markets	Markets	Historical	Markets	Markets	’05 vs. ’04

	($ in thousands)
Operating income (loss)	59,882	(2,473)	62,355	39,044	835	38,209	63.2%

Interest expense	(61,258)	—	(61,258)	(52,783)	—	(52,783)	16.1%
Gain on redemption and repurchases of mandatorily redeemable preferred stock	—	—	—	5,069	—	5,069	*
Dividends on mandatorily redeemable preferred stock	(7,996)	—	(7,996)	(8,289)	—	(8,289)	(3.5)%
Other income, net	744	(28)	772	441	—	441	75.1%
Minority interest in income of subsidiaries	(2,646)	—	(2,646)	(1,058)	—	(1,058)	150.1%
Income tax benefit (expense)	1,245	950	295	3,529	(317)	3,846	(92.3)%

(Loss) income from continuing operations	$(10,029)	$(1,551)	$(8,478)	$(14,047)	$518	$(14,565)	41.8%

							Percentage
	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004			Change
							in Non-
		Results	Results		Results	Results	Acquisition
		from Newly	from Non-		from Newly	from Non-	Markets
		Acquired	Acquisition		Acquired	Acquisition
	Historical	Markets	Markets	Historical	Markets	Markets	’05 vs. ’04

	($ in thousands)
Operating Revenue:
Service revenue	$422,066	$10,826	$411,240	$370,988	$3,900	$367,088	12.0%
Roaming revenue	114,579	5,323	109,256	92,682	1,092	91,590	19.3%
Equipment and other revenue	32,779	1,294	31,485	22,485	177	22,308	41.1%

Total operating revenue	569,424	17,443	551,981	486,155	5,169	480,986	14.8%

Operating Expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	141,264	6,960	134,304	116,158	1,224	114,934	16.9%
Cost of equipment	64,621	1,971	62,650	51,405	412	50,993	22.9%
Marketing and selling	69,949	3,286	66,663	62,948	677	62,271	7.1%
General and administrative	94,119	5,171	88,948	86,832	1,097	85,735	3.7%
Depreciation and amortization	101,910	4,549	97,361	92,083	987	91,096	6.9%
Gain on disposition of operating assets	(939)	—	(939)	—	—	—	*

Total operating expenses	470,924	21,937	448,987	409,426	4,397	405,029	10.9%

Operating income (loss)	98,500	(4,494)	102,994	76,729	772	75,957	35.6%

Interest expense	(122,000)	—	(122,000)	(107,021)	—	(107,021)	14.0%
Gain from extinguishment of debt	—	—	—	5,739	—	5,739	*
Gain on redemption and repurchases of mandatorily redeemable preferred stock	—	—	—	5,069	—	5,069	*
Dividends on mandatorily redeemable preferred stock	(15,927)	—	(15,927)	(16,907)	—	(16,907)	(5.8)%
Other (expense) income, net	(22)	23	(45)	1,718	1	1,717	*
Minority interest in income of subsidiaries	(4,476)	—	(4,476)	(2,002)	—	(2,002)	123.6%
Income tax benefit (expense)	10,639	1,699	8,940	7,503	(294)	7,797	14.7%

(Loss) income from continuing operations	$(33,286)	$(2,772)	$(30,514)	$(29,172)	$479	$(29,651)	(2.9)%

*	Calculation is not meaningful.

Subscribers
      Our subscriber base contains three types of subscribers: post-paid, reseller and pre-paid. At June 30, 2005, post-paid subscribers accounted for 89.8% of our subscriber base. These subscribers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these subscribers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller subscribers are similar to our post-paid subscribers in that they pay monthly fees to utilize our network and services. However, these subscribers are billed by a third party, which we refer to as a reseller, who has effectively resold our service to the end user, which we refer to as a subscriber. We in turn bill the reseller for the monthly usage of the subscriber. At June 30, 2005, the reseller base accounted for 6.7% of our total subscriber base. Our pre-paid subscribers, which at June 30, 2005 accounted for 3.5% of our subscriber base, are subscribers that pre-pay for an agreed upon amount of usage.
      During the three and six months ended June 30, 2005, we experienced a slight increase in our gross subscriber additions. Our gross subscriber additions had been decreasing as a result of increased competition attributable to an accelerating pace of improvements in the quality of digital technology and increased products offered to the consumer. Our deployment of GSM/ GPRS/ EDGE in our networks during 2004 has helped this decline to level off and result in growth in our gross subscriber additions in the first six months of 2005 compared to the first six months of 2004. As of June 30, 2005, GSM subscribers accounted for 46.6% of our subscriber base, compared to 9.5% as of June 30, 2004.
      Since the middle of 2004, we have experienced churn rates above our historical levels. This increase in churn is primarily the result of two factors impacting our business. First, we have experienced challenges operating both a TDMA and GSM/ GPRS/ EDGE network. This has impacted the level of customer satisfaction with our service in certain of our markets. We have implemented several initiatives that have and should continue to improve, the quality of our networks. Secondly, Wireless Local Number Portability, or WLNP, which allows customers to keep their wireless phone number in their local area when switching to a different service provider, was implemented in all of our markets by May 24, 2004. Although we expect churn to improve as we continue our initiatives to improve customer satisfaction, churn could continue to be adversely affected by continued network issues and WLNP.
      Operating Revenue. Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.
      Service revenue. We derive service revenue by providing wireless services to our subscribers. In recent past, the wireless industry experienced declining average revenue per minute as competition among wireless service providers led to reductions in rates for airtime. Although this decline had been somewhat offset by increases in average minutes-of-use, it led to our decreased average monthly service revenue per subscriber for the six months ended June 30, 2004. However, for the past year, we have experienced growth in our average monthly service revenue per subscriber and we believe there is a continued opportunity throughout the remainder of 2005 for our average monthly service revenue per subscriber to continue to increase from current levels, primarily due to additional voice and data services available as a result of our GSM/ GPRS/ EDGE technology. In addition, we have applied for federal Eligible Telecommunications Carrier, or ETC, designation in certain states in which we provide wireless service to qualifying high cost areas. Success in obtaining ETC status has and may continue to make available to us an additional source of revenue that would be used to provide, maintain and improve the service we provide in those high-cost areas, thus also increasing our average monthly service revenue per subscriber. Service revenue included ETC revenue of approximately $5.0 million for the three months ended June 30, 2005 and approximately $7.9 million for the six months ended June 30, 2005.
      For the three and six months ended June 30, 2005, our historical service revenue increased compared to the three and six months ended June 30, 2004. This increase in our service revenue was primarily attributable to an increase in average monthly service revenue per subscriber, as our subscribers continue to migrate to our GSM/ GPRS/ EDGE offerings.

      Roaming revenue. We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming revenue has traditionally had higher margins than revenue from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, our roaming margins have been declining due to increased market pressures and competition among wireless providers resulting in reduced roaming rates. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes-of-use) was $0.118 for the three months ended June 30, 2005 compared to $0.141 for the three months ended June 30, 2004 and $0.126 for the six months ended June 30, 2005 compared to $0.140 for the six months ended June 30, 2004. We expect our roaming yield to continue to decline. As previously discussed, we recently entered into a new roaming agreement with our most significant roaming partner, Cingular Wireless, which accounted for 90.6% of our roaming minutes-of-use for the six months ended June 30, 2005. Under this new roaming agreement, roaming rates will decline through 2008. Even though this contract provides for decreasing rates over time, we believe this roaming contract is beneficial because it secures existing traffic and provides opportunity for a continuing increase in traffic volumes. Roaming revenue tends to be impacted by seasonality. Historically, we have experienced higher roaming minutes-of-use and related roaming revenue during the second and third quarters of each year, as users tend to travel more and, therefore, use their wireless phones more, during the spring and summer months.
      For the three and six months ended June 30, 2005, our historical roaming revenue increased compared to the three and six months ended June 30, 2004. When comparing the three months ended June 30, 2005 to the three months ended June 30, 2004, this increase was a result of a 43.6% increase in roaming minutes, offset by a 15.9% decline in our roaming revenue per minute-of-use as contractual rates were lower in the second quarter of 2005 compared to the same period in 2004. When comparing the six months ended June 30, 2005 to the six months ended June 30, 2004, this increase was a result of a 37.7% increase in roaming minutes, offset by a 10.2% decline in our roaming revenue per minute-of-use as contractual rates were lower in the six months ended June 30, 2005 compared to the same period in 2004.
      Equipment and other revenue. Equipment revenue is revenue from selling wireless equipment to our subscribers. Equipment revenue is recognized when the equipment is delivered to the customer. Other revenue is primarily rental income from the lease of space on company-owned towers and payments to be received relating to a settlement for prior claims under various agreements between us and the former AT&T Wireless.
      For the three and six months ended June 30, 2005, our historical equipment and other revenue increased compared to the three and six months ended June 30, 2004. This increase related to payments to be received of approximately $7.8 million related to a settlement for prior claims under various agreements between us and the former AT&T Wireless. We will continue to receive certain formula-based residual payments in connection with such settlements through mid-2008, at the latest. We estimate that these future payments will be between $1.5 million and $2.0 million per quarter.
Operating Expenses
      Our primary operating expense categories include cost of service, cost of equipment, marketing and selling costs, general and administrative costs and depreciation and amortization.
      Cost of service. Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets, referred to as “roaming” costs. As previously discussed, we recently signed a new roaming agreement with Cingular Wireless, our primary roaming partner, which reduced our roaming cost per minute-of-use effective April 9, 2005 to a flat-rate that will remain constant through mid-2009. While future rates charged by other third party providers may continue to decrease, we expect our overall growth in off-network minutes-of-use to grow at a rate faster than the per minute costs will decline. Therefore, we expect our roaming costs to increase in future periods. In addition, as a result of the sale and leaseback of 507 of our towers on June 30, 2005, we expect our leasing costs to increase in future periods, thus increasing our total cost of service.
      The following table sets forth the historical results of the components of our cost of service for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,

	2005		2004		2005		2004

	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

	($ in thousands)				($ in thousands)
Network costs	$53,802	78.0%	$41,694	67.3%	$103,440	73.2%	$76,280	65.7%
Roaming costs	15,163	22.0%	20,278	32.7%	37,824	26.8%	39,878	34.3%

Total cost of service	$68,965	100.0%	$61,972	100.0%	$141,264	100.0%	$116,158	100.0%

      For the three and six months ended June 30, 2005, our historical network costs, which are the costs we incur in operating our wireless network and providing service to our customers, increased compared to the three and six months ended June 30, 2004. This increase is a result of adding new circuits and cell sites related to our new GSM/ GPRS/ EDGE network, as well as increasing costs as a result of providing more service features, such as handset insurance and wireless internet.
      For the three and six months ended June 30, 2005, our historical roaming costs decreased compared to the three and six months ended June 30, 2004. For the three months ended June 30, 2005 compared to the three months ended June 30, 2004, this decrease is primarily a result of a 45.7% decrease in roaming costs per minute-of-use as contractual rates were lower in the second quarter of 2005 compared to the same period in 2004, offset by a 37.8% increase in the minutes used by our customers on third-party wireless providers’ networks. For the six months ended June 30, 2005 compared to the six months ended June 30, 2004, this decrease is primarily a result of a 29.3% decrease in roaming costs per minute-of-use as contractual rates were lower in the six months ended June 30, 2005 compared to the same period in 2004, offset by a 34.2% increase in the minutes used by our customers on third-party wireless providers’ networks. With the continued migration of our customer base to GSM/ GPRS/ EDGE rate plans, which promote more off-network usage, we expect our minutes-of-use by our customers on third-party wireless providers’ networks to continue to increase.
      Cost of equipment. Our cost of equipment represents the costs associated with wireless equipment and accessories sold. Cost of equipment is impacted by the volume of equipment transactions. The volume of equipment transactions is impacted by gross subscriber additions and customer upgrades. We, like other wireless providers, have continued to use discounts on phone equipment and have continued to offer free phone promotions. As a result, we have incurred, and expect to continue to incur, losses on equipment sales. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased service revenue from an increase in the number of wireless subscribers and from higher-priced rate plans. With the continued migration of our customer base to GSM/ GPRS/ EDGE rate plans and the continued increases in the cost of handsets, we expect our cost of equipment to continue to increase during the remainder of 2005.
      For the three and six months ended June 30, 2005, our historical cost of equipment increased compared to the three and six months ended June 30, 2004. The increase in cost of equipment is due to an increase in the average cost of handsets sold to customers, an increase in the number of customers upgrading to new rate plans and purchasing new handsets and a slight increase in gross subscriber additions. As previously noted, many of these customers are upgrading to our new GSM/ GPRS/ EDGE rate plans.
      Marketing and selling costs. Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell wireless products and services. We pay commissions to sales personnel and independent dealers for new business generated.
      For the three and six months ended June 30, 2005, our historical marketing and selling costs increased compared to the three and six months ended June 30, 2004. The increase was due to an increase in advertising costs spent to promote our GSM/ GPRS/ EDGE rate plans along with an increase in commissions paid as a result of a slight increase in gross subscriber additions.
      General and administrative costs. Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections and corporate administration.
      For the three and six months ended June 30, 2005, our historical general and administrative costs increased compared to the three and six months ended June 30, 2004. This increase in our general and administrative costs was primarily attributable to costs related to the restructuring of our call center operations, our newly acquired markets and an increase in legal fees associated with certain regulatory matters, offset by efficiencies gained from centralized administrative functions. Our average monthly general and administrative costs per average subscriber have increased in our historical markets for the three and six months ended June 30, 2005 and 2004, as a result of these costs.
      Depreciation and amortization expense. Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of certain identifiable intangible assets. However, we do not amortize our wireless license acquisition costs or goodwill. Rather, these assets are subject to periodic evaluations for impairment. During 2005, we expect increases in depreciation and amortization, as a result of newly acquired or constructed assets, will mostly be offset as older assets become fully depreciated. Thus, for the three and six months ended June 30, 2005, our historical depreciation and amortization expense increased slightly compared to the three and six months ended June 30, 2004.
      Gain on disposition of operating assets. Our gain on disposition of operating assets for the three and six months ended June 30, 2005, was a result of the sale and leaseback of 507 of our towers on June 30, 2005. For the three and six months ended June 30, 2005 we recognized $0.9 million of the gain from the transaction, and we deferred the remaining gain of $57.3 million, which will be recognized over the lease term of ten years. We expect to recognize a gain of approximately $5.8 million per year over the life of the lease.
Non-Operating Results
      Interest expense. For the three and six months ended June 30, 2005, our interest expense increased compared to the three and six months ended June 30, 2004. This is due to an increase in our notes payable outstanding and the average interest rate of our notes payable, partially offset by a decrease in outstanding borrowings under our credit facility.
      Gain from extinguishment of debt. For the six months ended June 30, 2004, our gain from extinguishment of debt was $5.7 million. The gain from extinguishment of debt for the six months ended June 30, 2004 was due to a partial purchase of our 8.875% senior notes, offset by a loss on redemption of the remaining Dobson/ Sygnet senior notes. We redeemed the remaining $5.2 million of Dobson/ Sygnet senior notes and recognized a loss from extinguishment of debt of $0.4 million, due to the premium paid and the write-off of related deferred financing costs.
      Gain on redemption and repurchases of mandatorily redeemable preferred stock. During the three and six months ended June 30, 2004, we repurchased a total of 14,816 shares of our 12.25% preferred stock and 3,475 shares of our 13% preferred stock for an aggregate price of $12.8 million. These repurchases resulted in a gain from redemption and repurchases of preferred stock totaling $5.1 million.
      Dividends on mandatorily redeemable preferred stock. For the three and six months ended June 30, 2005, our dividends on mandatorily redeemable preferred stock decreased compared to the three and six months ended June 30, 2004. The decrease in mandatorily redeemable preferred stock dividends is the result of the reduction in the number of shares of our mandatorily redeemable preferred stock outstanding due to redemption and repurchases of our mandatorily redeemable preferred stock during 2004.
      Other (expense) income, net. For the three months ended June 30, 2005, our historical other income increased compared to the three months ended June 30, 2004. This increase was the result of an increase in interest income due to an increase in rates and the balance of our investments. For the six months ended June 30, 2005, our historical other (expense) income decreased compared to the six months ended June 30,

2004. This decrease was a result of the expensing of the cost of our previous preferred stock exchange offer, which expired in March 2005 without the minimum tender condition being satisfied, offset by an increase in interest income.
      Discontinued operations. For the six months ended June 30, 2004, we had income from discontinued operations of $0.4 million. Our discontinued operations during 2004 relate to the Maryland properties included in the swap with Cingular Wireless.
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

Tower Sale and Lease-Back
      We have entered into agreements to sell 563 towers to Global Tower LLC for approximately $87.5 million and then lease them back under leases with an initial ten-year term. These leases will be accounted for as operating leases. On June 30, 2005, we completed the sale of 507 cellular towers for approximately $77.0 million. This sale resulted in a total gain of approximately $58.2 million, of which $0.9 million was recognized at June 30, 2005 and the remaining $57.3 million will be recognized over the life of the lease. The gain has and will continue to be recognized on the statement of operations as “Gain on disposition of operating assets.” We expect to complete the sale of an additional 56 towers for approximately $8.5 million by the end of 2005.

Working Capital and Net Cash Flow
      At June 30, 2005, we had working capital of $145.4 million, a ratio of current assets to current liabilities of 1.5:1 and an unrestricted cash balance of $247.9 million, which compares to working capital of $77.6 million, a ratio of current assets to current liabilities of 1.3:1, an unrestricted cash balance of $139.9 million and marketable securities of $39.0 million at December 31, 2004.
      Our net cash provided by operating activities totaled $66.5 million for the six months ended June 30, 2005 compared to $31.9 million for the six months ended June 30, 2004. The increase was primarily due to increased operating income, which generated more net cash receipts in 2005 than in 2004. For additional analysis of the changes impacting net loss from continuing operations, see “Results of Operations for the Three Months Ended June 30, 2005 and 2004.” We expect that any future improvements in cash provided by operating activities will primarily be driven by improvements in net income from continuing operations.
      We received cash from investing activities for the six months ended June 30, 2005 and we used cash in investing activities for the six months ended June 30, 2004. Investing activities are typically related to capital expenditures, purchases and sales of marketable securities and other assets and acquisitions and sales of markets. We typically expect to use cash in investing activities for the foreseeable future. Our net cash received from investing activities for the six months ended June 30, 2005 related to proceeds of $77.0 million from the sale of 507 towers on June 30, 2005 and $39.0 million from sales of marketable securities, partially offset by capital expenditures of $76.3 million. Our net cash used in investing activities for the six months ended June 30, 2004 primarily related to capital expenditures of $88.9 million, purchases of wireless licenses and properties of $29.4 million and purchases of marketable securities of $25.0 million, partially offset by $56.7 million from sales of marketable securities, $22.0 million in cash received from Cingular Wireless as part of our Michigan/ Maryland swap and $11.4 million from receipt of funds held in escrow for contingencies on sold assets. Except for the proceeds from the sale of certain towers, during 2005, we expect to continue to use cash in investing activities primarily on capital expenditures as a result of the continued development and improvements of our GSM/ GPRS/ EDGE wireless network.
      We received cash from financing activities for the six months ended June 30, 2005 and used cash in financing activities for the six months ended June 30, 2004. Financing activities are typically related to proceeds from our notes payable and credit facility and repayments of our notes payable and credit facility. Our financing activity proceeds for the six months ended June 30, 2005 consisted primarily of $6.0 million of maturities of restricted investments, partially offset by distributions to minority interest holders of $3.4 million. Our financing activity uses for the six months ended June 30, 2004 consisted primarily of repayments and repurchases of long-term debt totaling $63.5 million and redemption and repurchases of preferred stock of $12.8 million, partially offset by proceeds from our notes payable and credit facility of $28.0 million.
Capital Resources
Dobson Cellular Senior Secured Credit Facility
      Dobson Cellular’s senior secured credit facility consists of a $75.0 million senior secured revolving credit facility.
      The Dobson Cellular credit facility is guaranteed by us, DOC and DOC Lease Co LLC, and is secured by first and second priority security interests in all of the tangible and intangible assets of Dobson Cellular. The Dobson Cellular credit facility is not guaranteed by American Cellular or any of its subsidiaries. In connection with the offering by Dobson Cellular of its $825.0 million of senior secured notes in November 2004, Dobson Cellular repaid all outstanding borrowings under the Dobson Cellular credit facility totaling $599.5 million and amended it to, among other things, permit additional leverage under certain of the leverage ratios, eliminate the term loan portion of the facility, amend the revolving portion of the facility to provide for maximum borrowing of $75.0 million and shorten the maturity of the credit facility to October 23, 2008. As of June 30, 2005, we had no borrowings under this amended credit facility.
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
Preferred Stock
      During August 2003, in conjunction with the American Cellular reorganization, we issued 686,201 shares of our Series F preferred stock having an aggregate liquidation preference of $122.5 million and convertible into a maximum of 14.0 million shares of our Class A common stock, plus $48.7 million in cash and 44.2 million shares of our Class A common stock to the former holders of $681.9 million principal amount of American Cellular’s outstanding 9.5% senior subordinated notes due 2009 and their advisors. Our outstanding Series F preferred stock has an aggregate liquidation preference of $122.5 million, plus accrued dividends, at June 30, 2005.

      As of June 30, 2005, we had outstanding 46,181 shares of our 12.25% preferred stock with an aggregate liquidation value of $45.5 million, net of related deferred financing costs and discount, plus accrued dividends, and 192,898 shares of our 13% preferred stock with an aggregate liquidation value of $191.7 million, net of related deferred financing costs, plus accrued dividends. The certificates of designation for these series of preferred stock contain restrictive covenants that require us to meet certain financial ratios in order to incur indebtedness.
      On June 15, 2004, our board of directors authorized us to expend up to $50.0 million to repurchase some of our outstanding 12.25% and 13% preferred stock. Through June 30, 2005, we repurchased a total of 14,816 shares of our 12.25% preferred stock and 9,475 shares of our 13% preferred stock. The preferred stock repurchases totaled 24,291 shares for $17.4 million, of which all have been canceled.
      We previously announced that we would not declare or pay the cash dividends due in the fourth quarter of 2004 or the first, second or third quarters of 2005, on our outstanding 12.25% preferred stock or our outstanding 13% preferred stock. Unpaid dividends will accrue interest at the stated dividend rates, compounded quarterly. To the extent dividends are not paid prior to the mandatory redemption dates or prior to our repurchase of the preferred shares, we will be required to pay such dividends on the redemption dates to the extent it is permitted under applicable law to redeem the preferred stock on such dates.
      If we defer dividends on our 12.25% preferred stock and our 13% preferred stock, we are not permitted to pay dividends on the Series F preferred stock. Therefore, the Series F dividends due on October 15, 2004 and April 15, 2005 with respect to this preferred stock were not paid, and will accrue interest at 7%, compounded semi-annually. The April 15, 2005 deferral is the second semi-annual deferral on dividends for the Series F preferred stock. Effective April 16, 2005, holders of the Series F preferred stock had the right to elect two new directors to our board of directors, but have not done so at this time. If we complete the exchange offer, we intend to pay the accrued dividends of the Series F preferred stock by issuing additional shares of Series F preferred stock, in which case the Series F holders’ current right to elect two directors would terminate.
      If we do not make four quarterly dividend payments (whether consecutive or not) on either our 12.25% preferred stock or our 13% preferred stock, a majority of the holders of the respective series of preferred stock would each have the right to elect two new directors each to our board of directors. Under these circumstances, the expansion of our board of directors by six new members would not constitute a change of control under the indentures governing our outstanding notes or Dobson Cellular’s senior secured credit facility. In addition, if we complete the exchange offer, the holders of the 12.25% preferred stock and the 13% preferred stock will waive their right to elect directors for a period of at least 18 months.
Exchange Offer
      On July 22, 2005, we filed a registration statement with the Commission, relating to a proposed offer to exchange cash and shares of Class A common stock for up to 32,327 shares, or 70%, of our outstanding 12.25% senior exchangeable preferred stock and up to 135,029 shares, or 70%, of our 13% senior exchangeable preferred stock, which we refer to as the “exchange offer”. The maximum aggregate number of validly tendered and not properly withdrawn shares of preferred stock that will be accepted in the exchange offer is 167,356 shares of preferred stock. In the exchange offer, for each share of preferred stock tendered, accepting holders will received cash in the amount of $300 and shares of our Class A common stock with a market value, based on the volume weighted average price of our Class A common stock on the Nasdaq National market during the ten trading day period ending on August 16, 2005, which is the second trading day prior to the scheduled expiration date of the exchange offer, of $844.0, subject to a minimum of 168.8 shares and a maximum of 211.0 shares of each share of preferred stock validly tendered and not properly withdrawn. The exchange offer is subject to a number of conditions, including that a majority of the outstanding shares of 12.25% preferred stock and 13% preferred stock be tendered and not withdrawn prior to the expiration date of the exchange offer, which is August 18, 2005. We entered into a support agreement with holders of approximately 63% of the outstanding shares of the 12.25% preferred stock and the 13% preferred stock pursuant to which the holders have agreed, subject to the conditions of the support agreement, to tender these shares in the exchange offer, which would satisfy the minimum tender condition.

      In connection with the exchange offer, we are also soliciting consents from holders of the 12.25% preferred stock and holders of the 13% preferred stock to (1) amend the respective certificate of designation governing each series of preferred stock to eliminate all voting rights, other than voting rights required by law, and substantially all of the restrictive covenants applicable to such series of preferred stock for a period of 18 months from the expiration date of the exchange offer, after which time a revised set of covenants would be applicable to the preferred stock as long as an aggregate of at least 15,000 shares of 12.25% preferred stock and 13% preferred stock are outstanding, and (2) waive compliance by us with these provisions of the certificates of designation until the proposed amendments become effective or until 18 months from the expiration date of the exchange offer. To amend the certificates of designation and obtain waivers of compliance by us with these provisions, we must receive consents from holders of a majority of the outstanding shares of each series of preferred stock. Tenders of shares of preferred stock in the exchange offer pursuant to the support agreement will be deemed to constitute the delivery of consents to the proposed amendments and related waivers with respect to the shares of preferred stock tendered, and delivery of consents will be deemed to constitute tenders of shares of preferred stock in the exchange offer. Because the holders under the support agreement have agreed to tender approximately 63% of the outstanding shares of the 12.25% preferred stock and the 13% preferred stock, if the exchange offer is completed, the requirement to obtain tenders and consents from holders of a majority of the outstanding shares of each series of preferred stock will be satisfied. We expect to incur a loss on this transaction. The loss will be calculated based on the value of the common stock for the period prior to the consummation of the exchange.
      We will be required to use a significant portion of available cash in the event the exchange offer is successfully completed. The maximum cash consideration we will pay in the exchange offer is $50.2 million. We will also incur costs in connection with the exchange offer.
Capital Expenditures and Commitments
      We had capital expenditures of $76.3 million for the six months ended June 30, 2005. We plan to spend up to $150 million for capital expenditures in 2005. The majority of these expected expenditures would expand the capacity of our GSM/ GPRS/ EDGE network, support the addition of new GSM/ GPRS/ EDGE cell sites, upgrade acquired networks, and fund certain mandates to comply with requirements of E-911 Phase II.
      The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions. We may require additional financing for future acquisitions, to refinance our debt at its final maturities and to meet the mandatory redemption provision on our preferred stock.
Contractual Obligations
      We are obligated under a purchase and license agreement with Nortel Networks Corp. to purchase approximately $90 million of GSM/ GPRS/ EDGE related products and services prior to June 9, 2007. If we fail to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 20% of the portion of the $90 million commitment that remains unfulfilled. As of June 30, 2005, $40.2 million of this commitment has been fulfilled.
      On June 30, 2005, we completed the sale of 507 cellular towers, which we will lease back over the next ten years. The lease expense is expected to begin at approximately $9.1 million per year and increase 3% a year through 2015. Except for the tower sale and lease-back, we have not had a material change in the resources required for scheduled repayments of contractual obligations from the table of Contractual Cash Obligations included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2004.
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
      We have $250.0 million of senior secured notes that bear interest at a variable rate, reset quarterly, of LIBOR plus 4.75%. These notes are the only variable rate debt we have outstanding. A one-percentage point change in interest rate would change our cash interest payments on an annual basis by approximately $2.5 million.

Item 4.	Controls and Procedures
      Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2005. On the basis of this review, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure. We did not effect any change in our internal controls over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
      On May 27, 2005, the Commission notified us by letter that it had concluded its informal inquiry of us without taking further action or seeking any relief from us or our largest shareholder, Dobson CC Limited Partnership.
      We are party to various other legal actions arising in the normal course of business. None of these actions are believed by management to involve amounts that will be material to our consolidated financial position, results of operations, or liquidity.
      We are not currently aware of any additional or material changes to pending or threatened litigation against us or our subsidiaries that could have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      Not applicable

Item 3.	Defaults Upon Senior Securities
      On March 24, 2005, we announced that we would not declare or pay the cash dividends due in the second quarter of 2005 on our 12.25% preferred stock or our 13% preferred stock. Unpaid dividends accrue interest at the stated dividend rates, compounded quarterly. In addition, if we defer dividends on our outstanding 12.25% preferred stock and 13% preferred stock, we are not permitted to pay dividends on our Series F preferred stock. Therefore, the Series F preferred stock dividends due on April 14, 2005 were not paid, and will accrue interest at 7% compounded semi-annually. The April 15, 2005 deferral is the second semi-annual deferral of dividends for the Series F preferred stock. Effective April 16, 2005, holders of the Series F preferred stock had the right to elect two new directors to our board of directors, but have not done so at this time. As of the date of this report, the total amount of accrued but unpaid dividends on our outstanding preferred stock was $39.1 million.

Item 4.	Submission of Matters to a Vote of Security Holders
      Our 2005 Annual Meeting of Stockholders was held on June 15, 2005. At the meeting, the following items were submitted to a vote of stockholders.

      (a) The following nominees were elected to serve on the Board of Directors as Class II directors for a term of three years:

	Class A Votes	Class A Votes
Name of Nominee for Class A director	Cast For	Withheld

Mark S. Feighner	97,462,633	2,433,783

Name of Nominee	Votes Cast for	Votes Withheld

Justin L. Jaschke	288,248,763	2,313,053
Albert H. Pharis, Jr.	287,684,384	2,877,432
      The following will continue to serve on the Board of Directors:
Everett R. Dobson
Stephen T. Dobson
Robert A. Schriesheim
Fred J. Hall
      (b) Approval of an Amendment to our Amended and Restated Certificate of Incorporation to increase the authorized number of shares of our Class A common stock from 175 million shares to 325 million shares, an increase of 150 million shares and to cancel the designation of 40,000 shares of our preferred stock which have been designated as Series E preferred stock. This was approved at the resumed annual meeting of stockholders on July 12, 2005.

Votes Cast For	Votes Withheld

253,572,633	38,170,832
      (c) KPMG LLP was elected to serve as our Independent Public Accountants:

Name of Nominee	Votes Cast For	Votes Withheld

KPMG LLP	288,901,119	399,937

Item 5.	Other Information
      Not applicable

Item 6.	Exhibits
      The following exhibits are filed as a part of this report:
INDEX TO EXHIBITS

Exhibit		Method of
Numbers	Description	Filing

10.1	Employment Agreement, dated April 1, 2005, between Dobson Communications and Steven P. Dussek	(1) [10.1]
10.2	Form of Support Agreement	(2) [10.30]
31.1	Rule 13a-14(a) Certification by our principal executive officer	(3)
31.2	Rule 13a-14(a) Certification by our principal financial officer	(3)
32.1	Section 1350 Certification by our principal executive officer	(3)
32.2	Section 1350 Certification by our principal financial officer	(3)

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on April 1, 2005 as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-126247) as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dobson Communications Corporation
Date: August 12, 2005

/s/ Steven P. Dussek

Steven P. Dussek
Chief Executive Officer and
principal executive officer
Date: August 12, 2005

/s/ Bruce R. Knooihuizen

Bruce R. Knooihuizen
Executive Vice President, Chief Financial Officer
and principal financial officer

INDEX TO EXHIBITS

Exhibit		Method of
Numbers	Description	Filing

10.1	Employment Agreement, dated April 1, 2005, between Dobson Communications and Steven P. Dussek	(1) [10.1]
10.2	Form of Support Agreement	(2) [10.30]
31.1	Rule 13a-14(a) Certification by our principal executive officer	(3)
31.2	Rule 13a-14(a) Certification by our principal financial officer	(3)
32.1	Section 1350 Certification by our principal executive officer	(3)
32.2	Section 1350 Certification by our principal financial officer	(3)

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on April 1, 2005 as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-126247) as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed herewith.