Form 10-Q
period 2005-09-30
DOBSON COMMUNICATIONS CORP
filed 2005-11-09
CIK 1035985

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of November 1, 2005, there were 149,870,503 shares of registrant’s $.001 par value Class A common stock outstanding and 19,418,021 shares of the registrant’s $.001 par value Class B common stock outstanding.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$191,782,347	$139,884,107
Marketable securities	—	39,000,000
Restricted cash (Note 7)	294,000,000	—
Accounts receivable	137,642,069	99,941,071
Inventory	13,290,212	15,610,745
Prepaid expenses	16,307,556	8,509,486
Deferred tax assets	13,257,000	9,202,000

Total current assets	666,279,184	312,147,409

PROPERTY, PLANT AND EQUIPMENT, net (Note 6)	495,475,552	533,744,179

OTHER ASSETS:
Restricted investments	4,481,681	10,349,626
Wireless license acquisition costs	1,798,390,370	1,786,610,363
Goodwill	621,317,578	620,031,217
Deferred financing costs, net	45,070,810	43,025,883
Customer list, net	69,480,583	87,693,583
Assets held for sale	2,239,577	—
Other non-current assets	4,566,179	4,149,608

Total other assets	2,545,546,778	2,551,860,280

Total assets	$3,707,301,514	$3,397,751,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$97,529,887	$80,085,348
Accrued expenses	31,492,726	31,438,255
Accrued interest payable	69,671,524	74,471,790
Deferred revenue and customer deposits	29,436,302	28,881,603
Accrued dividends payable	10,990,655	19,404,780
Debt called for prepayment (Note 7)	297,862,832	—
Current portion of obligations under capital leases	—	305,449

Total current liabilities	536,983,926	234,587,225

OTHER LIABILITIES:
Notes payable (Note 7)	2,459,219,462	2,456,137,897
Deferred tax liabilities	280,743,204	283,744,665
Mandatorily redeemable preferred stock, net (Note 8)	71,208,691	236,094,326
Minority interest	6,240,752	5,422,043
Deferred gain on disposition of operating assets and other non-current liabilities	59,995,347	4,161,627
COMMITMENTS (Note 10)
SERIES F CONVERTIBLE PREFERRED STOCK (Note 8)	135,319,599	122,535,599
STOCKHOLDERS’ EQUITY:
Class A common stock, $.001 par value, 325,000,000 shares authorized and 143,748,048 shares issued at September 30, 2005 and 120,081,762 shares issued at December 31, 2004	143,748	120,082
Convertible Class B common stock, $.001 par value, 70,000,000 shares authorized and 19,418,021 shares issued at September 30, 2005 and December 31, 2004	19,418	19,418
Convertible Class C common stock, $.001 par value, 4,226 shares authorized and zero shares issued at September 30, 2005 and December 31, 2004	—	—
Convertible Class D common stock, $.001 par value, 33,000 shares authorized and zero shares issued at September 30, 2005 and December 31, 2004	—	—
Paid-in capital	1,379,443,415	1,206,362,528
Accumulated deficit	(1,222,016,048)	(1,118,001,904)
Less Class A common shares held in treasury, at cost, of 5,622,599 at December 31, 2004	—	(33,431,638)

Total stockholders’ equity	157,590,533	55,068,486

Total liabilities and stockholders’ equity	$3,707,301,514	$3,397,751,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Unaudited)		(Unaudited)
OPERATING REVENUE:
Service revenue	$221,311,700	$198,740,372	$643,377,264	$569,728,005
Roaming revenue	80,429,865	62,220,374	195,009,354	154,902,068
Equipment and other revenue	14,077,685	11,438,044	46,856,933	33,923,131

Total operating revenue	315,819,250	272,398,790	885,243,551	758,553,204

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	77,950,356	69,299,213	219,214,521	185,457,094
Cost of equipment	32,156,101	30,242,157	96,776,864	81,646,761
Marketing and selling	35,535,197	32,815,410	105,484,407	95,763,467
General and administrative	50,724,911	44,893,366	144,843,610	131,725,257
Depreciation and amortization	49,100,873	49,456,153	151,011,437	141,538,872
Gain on disposition of operating assets	(1,431,634)	—	(2,370,772)	—

Total operating expenses	244,035,804	226,706,299	714,960,067	636,131,451

OPERATING INCOME	71,783,446	45,692,491	170,283,484	122,421,753

OTHER (EXPENSE) INCOME:
Interest expense	(62,456,244)	(54,455,959)	(184,456,663)	(161,476,501)
Gain from extinguishment of debt (Note 7)	—	—	—	5,738,861
(Loss) gain on redemption and repurchases of mandatorily redeemable preferred stock	(66,383,027)	1,410,045	(66,383,027)	6,478,563
Dividends on mandatorily redeemable preferred stock (Note 8)	(5,463,605)	(8,289,894)	(21,391,020)	(25,197,274)
Other income, net	2,632,114	511,061	2,610,325	2,229,621

LOSS BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	(59,887,316)	(15,132,256)	(99,336,901)	(49,804,977)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(2,346,648)	(1,511,761)	(6,822,681)	(3,514,163)

LOSS BEFORE INCOME TAXES	(62,233,964)	(16,644,017)	(106,159,582)	(53,319,140)
Income tax (expense) benefit	(1,196,820)	5,636,434	9,442,497	13,139,384

LOSS FROM CONTINUING OPERATIONS	(63,430,784)	(11,007,583)	(96,717,085)	(40,179,756)
DISCONTINUED OPERATIONS: (Note 4)
Income from discontinued operations, net of income tax expense of $271,327	—	—	—	442,692

NET LOSS	(63,430,784)	(11,007,583)	(96,717,085)	(39,737,064)
Dividends on preferred stock	(2,419,529)	(2,472,965)	(6,708,275)	(6,189,878)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(65,850,313)	$(13,480,548)	$(103,425,360)	$(45,926,942)

BASIC AND DILUTED NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.45)	$(0.10)	$(0.75)	$(0.34)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	146,485,519	133,790,430	138,173,375	133,763,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2005

	Stockholders’ Equity

	Class A		Class B
	Common Stock		Common Stock				Treasury	Total
					Paid-in	Accumulated	Stock,	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	at Cost	Equity

	(Unaudited)
DECEMBER 31, 2004	120,081,762	$120,082	19,418,021	$19,418	$1,206,362,528	$(1,118,001,904)	$(33,431,638)	$55,068,486
Net loss	—	—	—	—	—	(96,717,085)	—	(96,717,085)
Preferred stock dividends	—	—	—	—	—	(6,708,275)	—	(6,708,275)
Issuance of common stock	23,666,286	23,666	—	—	166,180,169	—	—	166,203,835
Issuance of treasury stock	—	—	—	—	6,900,718	(588,784)	33,431,638	39,743,572

SEPTEMBER 30, 2005	143,748,048	$143,748	19,418,021	$19,418	$1,379,443,415	$(1,222,016,048)	$—	$157,590,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2005	2004

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(96,717,085)	$(40,179,756)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities, net of effects of acquisitions —
Depreciation and amortization	151,011,437	141,538,872
Amortization of bond discount and deferred financing costs	5,498,473	6,056,671
Deferred income taxes	(9,756,171)	(14,163,877)
Non-cash mandatorily redeemable preferred stock dividends	21,391,020	6,850,415
Loss (gain) on redemption and repurchases of mandatorily redeemable preferred stock	66,383,027	(6,478,563)
Gain on sale of assets	(30,111)	—
Gain on disposition of operating assets	(2,370,772)	—
Other operating activities	6,822,680	3,999,340
Changes in current assets and liabilities —
Accounts receivable	(37,700,998)	2,324,961
Inventory	2,320,533	(3,844,398)
Prepaid expenses and other	(7,909,820)	(8,311,928)
Accounts payable	17,444,539	(25,064,230)
Accrued expenses	(3,612,562)	(23,138,638)
Deferred revenue and customer deposits	554,699	660,829

Net cash provided by operating activities	113,328,889	40,249,698

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(113,238,459)	(117,815,549)
Purchase of wireless licenses and properties	(16,486,012)	(29,969,630)
Proceeds from the sale of assets	81,567,573	—
Receipt of funds held in escrow for contingencies on sold assets	—	11,354,020
Cash received from exchange of assets	—	21,978,720
Purchases of marketable securities	—	(25,000,000)
Sales of marketable securities	39,000,000	81,700,000
Increase in restricted cash	(294,000,000)	—
Other investing activities	(1,466,564)	80,893

Net cash used in investing activities	(304,623,462)	(57,671,546)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior notes and long-term debt	300,000,000	40,000,000
Repayments and purchases of long-term debt	—	(83,890,000)
Preferred stock dividends paid	—	(3,676,068)
Distributions to minority interest holders	(6,003,971)	(4,112,668)
Redemption and repurchases of exchangeable preferred stock	—	(17,375,750)
Exchange offer financing costs	(52,673,941)	—
Deferred financing costs	(6,599,003)	(1,801,653)
Maturities of restricted investments	6,001,695	—
Other financing activities	2,468,033	230,156

Net cash provided by (used in) financing activities	243,192,813	(70,625,983)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	51,898,240	(88,047,831)
CASH AND CASH EQUIVALENTS, beginning of period	139,884,107	151,539,339

CASH AND CASH EQUIVALENTS, end of period	$191,782,347	$63,491,508

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest	$181,582,022	$172,324,712
Income taxes	$336,075	$1,940,971
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock dividend paid through the issuance of preferred stock	$8,577,492	$—
Class A common stock issued in preferred stock exchange	$203,457,373	$—
Net property and equipment disposed through exchange of assets	$—	$(11,793,362)
Net wireless license acquisition costs disposed through exchange of assets	$—	$(41,143,732)
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
      The condensed consolidated balance sheet of Dobson Communications Corporation (“DCC”) and subsidiaries (collectively with DCC, the “Company”) as of September 30, 2005, the condensed consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2005 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.
      The condensed consolidated balance sheet at December 31, 2004 was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles, or GAAP. The financial statements presented herein should be read in connection with the Company’s December 31, 2004 consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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
      At September 30, 2005, the Company had no marketable securities. At December 31, 2004, the Company’s marketable securities consisted entirely of auction-rate securities totaling $39.0 million. At December 31, 2004, the carrying value and fair value of these securities were the same.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Stock-Based Compensation
      The Company accounts for its stock option plans under APB Opinion 25, “Accounting for Stock Issued to Employees,” under which no compensation expense is recognized. The following schedule shows the Company’s net loss applicable to common stockholders and net loss applicable to common stockholders per common share for the three and nine months ended September 30, 2005 and September 30, 2004, had compensation expense been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	($ in thousands, except for per share amounts)
Net loss applicable to common stockholders:
As reported	$(65,850)	$(13,481)	$(103,425)	$(45,927)
Pro forma stock-based compensation, net of tax	(1,115)	(1,040)	(3,391)	(5,371)

Pro forma	$(66,965)	$(14,521)	$(106,816)	$(51,298)

Basic and diluted net loss applicable to common stockholders per common share:
As reported	$(0.45)	$(0.10)	$(0.75)	$(0.34)
Pro forma	$(0.46)	$(0.11)	$(0.77)	$(0.38)

4.	Discontinued Operations
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
      The net income from the Maryland 2 RSA property is classified on the condensed consolidated statement of operations as “Income from discontinued operations.” Summarized results of discontinued operations are as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2004	September 30, 2004

	($ in thousands)	($ in thousands)
Operating revenue	$—	$3,556
Income before income taxes	—	714
Income tax expense	—	(271)
Income from discontinued operations	—	443

5.	Business Combinations
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
      On September 13, 2005, the Company, through its wholly owned subsidiary, American Cellular Corporation, or American Cellular, acquired the non-license wireless assets of Endless Mountains Wireless, LLC in Pennsylvania 4 RSA. The Company operates Endless Mountains’ licensed 850 MHz spectrum under a spectrum manager lease. In March 2006, the Company will have the right to acquire Endless Mountains’ Pennsylvania 4 RSA 850 MHz license, subject to Federal Communications Commission, or FCC, approval at the time of acquisition. If exercised, the Company’s acquisition of the license covering the leased spectrum is expected to close in mid-to-late 2006. The total purchase price for all acquired assets, including the FCC license, is approximately $12.2 million.
      The above business combinations are accounted for as purchases. Accordingly, the related statements of financial position and results of operations have been included in the accompanying condensed consolidated statements of operations from the date of acquisition. The unaudited pro forma financial information related to the Company’s 2004 and 2005 acquisitions has not been presented because these acquisitions, individually and in the aggregate, were not significant to the Company’s consolidated results of operations.

6.	Property, Plant and Equipment
      Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials and overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense was $132.6 million for the nine months ended September 30, 2005 and $123.0 million for the nine months ended September 30, 2004. Listed below are the gross property, plant and equipment amounts and the related accumulated depreciation at the end of the periods described.

	September 30, 2005	December 31, 2004

	($ in thousands)
Gross property, plant and equipment	$1,058,710	$985,005
Accumulated depreciation	(563,234)	(451,261)

Property, plant and equipment, net	$495,476	$533,744

Tower Sale and Lease-Back
      The Company has entered into agreements to sell 563 towers to Global Towers, LLC and then lease them back under a lease with an initial ten-year term. These leases are accounted for as operating leases. On June 30, 2005, the Company completed the sale of 507 of these towers for approximately $77.0 million. This sale resulted in a total net gain of approximately $58.2 million, of which $0.9 million was recognized at June 30, 2005 and the remaining $57.3 million will be recognized over the life of the lease. This gain has and will continue to be recognized on the statement of operations as “Gain on disposition of operating assets.” Subsequent to September 30, 2005, the Company completed the sale of the remaining 56 towers on October 3,

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005 and one additional tower on October 7, 2005, for approximately $8.9 million. Therefore, these remaining assets are classified as assets held for sale on the Company’s September 30, 2005 balance sheet.

7.	Notes Payable
      The Company’s notes payable as of September 30, 2005 and December 31, 2004 consisted of the following:

	September 30, 2005	December 31, 2004

	($ in thousands)
DCC senior floating rate notes	$150,000	$—
1.5% DCC senior convertible debentures	150,000	—
8.875% DCC senior notes	419,681	419,681
10.875% DCC senior notes, net of discount of $1.1 million at September 30, 2005 and $1.3 million at December 31, 2004(1)	297,863	297,683
8.375% Dobson Cellular Systems, Inc. senior notes	250,000	250,000
Dobson Cellular Systems, Inc. floating rate senior notes	250,000	250,000
9.875% Dobson Cellular Systems, Inc. senior notes	325,000	325,000
10% American Cellular senior notes	900,000	900,000
Other notes payable, net	14,538	13,774

Total notes payable	$2,757,082	$2,456,138

(1)	On October 17, 2005, the Company redeemed the entire $299.0 million outstanding principal amount of its 10.875% senior notes due 2010, plus accrued interest and the applicable redemption premium, as described below.
New Senior Notes
      On September 13, 2005, the Company completed its private offerings of $150.0 million principal amount of senior floating rate notes due 2012 and $150.0 million principal amount of senior convertible debentures due 2025. The net proceeds from the offerings, before expenses, were $294.0 million. In addition, the Company had granted the initial purchasers of the senior convertible debenture offering an option to purchase up to an additional $30.0 million principal amount of senior convertible debentures. On October 13, 2005, the initial purchasers exercised their right to purchase an additional $10.0 million principal amount of debentures. As of October 13, 2005, the aggregate principal amount of senior convertible debentures outstanding was $160.0 million.
      On October 17, 2005, the Company used $294.0 million of restricted cash, along with cash on hand, to pay the redemption price of the entire $299.0 million outstanding principal amount of its 10.875% senior notes due 2010, plus accrued interest and the applicable redemption premium. An approximate loss of $13.6 million, net of income tax, will be recognized in the fourth quarter of 2005, due to the redemption of these 10.875% senior notes. After completion of the refinancing in October 2005, the Company’s total indebtedness has been reduced to approximately $2,469.2 million.
2012 Senior Floating Rate Notes
      The senior floating rate notes, which mature on October 15, 2012, bear interest at the rate per annum, reset quarterly, equal to LIBOR plus 4.25%. Interest payments are due on January 15, April 15, July 15 and October 15, commencing October 15, 2005. The notes are effectively subordinated to DCC’s existing and

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
future secured indebtedness to the extent of the collateral securing that indebtedness, and to the existing and future liabilities of DCC’s subsidiaries; equal in right of payment to all of DCC’s existing and future unsecured senior indebtedness; and senior in right of payment to DCC’s future subordinated indebtedness.
2025 Senior Convertible Debentures
      The senior convertible debentures, which mature on October 1, 2025, bear interest at 1.50% per annum. Interest payments are due on April 1, and October 1, commencing April 1, 2006. The debentures will be convertible, under certain circumstances at the holders’ option, into shares of the Company’s Class A common stock initially at a conversion rate of 97.0685 shares per $1,000 principal amount of the debentures (equivalent to an initial conversion price of approximately $10.30 per share), subject to adjustments. Upon conversion of the debentures, the Company has the right to deliver shares of its Class A common stock, cash or a combination of cash and shares of its Class A commons stock. The debentures are effectively subordinated to DCC’s existing and future secured indebtedness to the extent of the collateral securing that indebtedness, and to the existing and future liabilities of DCC’s subsidiaries; equal in right of payment to all of DCC’s existing and future unsecured senior indebtedness; and senior in right of payment to DCC’s future subordinated indebtedness.
Other Debt Repurchases
      During the first quarter of 2004, the Company purchased $55.5 million principal amount of its 8.875% senior notes for the purchase price of $48.3 million, excluding accrued interest. The Company’s first quarter 2004 gain from extinguishment of debt related to these senior notes. This gain was approximately $6.1 million, net of deferred financing costs written off. In addition, during the second quarter of 2004, the Company redeemed the remaining $5.2 million of Dobson/ Sygnet senior notes and recognized a loss from extinguishment of debt of approximately $0.3 million due to the premium paid and the write off of related deferred financing costs.

8.	Redeemable Preferred Stock
      As of September 30, 2005 and December 31, 2004, the Company’s authorized and outstanding preferred stock was as follows:

		Number of	Number of					Other
		Shares	Shares					Features,
	Number of	Outstanding at	Outstanding at			Liquidation	Mandatory	Rights,
	Shares	September 30,	December 31,	Par Value		Preference	Redemption	Preferences
Class	Authorized	2005	2004	Per Share	Dividends	Per Share	Date	and Powers

Senior Exchangeable	13,854	13,854	46,181	$1.00	12.25% Cumulative	$1,000	Jan. 15, 2008	Non-voting
Senior Exchangeable	57,868	57,868	192,898	$1.00	13% Cumulative	$1,000	May 1, 2009	Non-voting
Series F	1,900,000	734,235	686,201	$1.00	7% Cumulative	$178,571	Aug. 18, 2016	Non-voting
Other	4,028,278	—	—	$1.00	—	—	—	—

	6,000,000	805,957	925,280

Repurchases
      On June 15, 2004, the Company’s board of directors authorized it to expend up to $50.0 million to repurchase some of the Company’s outstanding 12.25% and 13% senior exchangeable preferred stock. Through June 30, 2005 (prior to the completion of the Company’s recent exchange offer described below), the Company repurchased a total of 14,816 shares of 12.25% senior exchangeable preferred stock and 9,475 shares of 13% senior exchangeable preferred stock. The preferred stock repurchases totaled 24,291 shares for $17.4 million, of which all have been canceled. These repurchases resulted in a gain on

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
redemption and repurchases of preferred stock totaling $6.5 million during the nine months ended September 30, 2004.
Exchange offer
      On August 23, 2005, the Company completed a private exchange offer and a publicly registered exchange offer with holders of its 12.25% senior exchangeable preferred stock and its 13% senior exchangeable preferred stock. The Company refers to the private exchange offer and the publicly registered exchange offer collectively as the “exchange offer,” and the Company refers to its 12.25% senior exchangeable preferred stock and its 13% senior exchangeable preferred stock collectively as the “preferred stock.”
      In connection with the exchange offer, the Company issued 28,249,729 shares of Class A common stock and paid $50.2 million in cash for an aggregate of 167,356 shares of preferred stock. The Company also obtained the consent of the holders of a majority of its 12.25% senior exchangeable preferred stock and its 13% senior exchangeable preferred stock to (1) amend the respective certificate of designation governing each series of preferred stock to eliminate all voting rights, other than voting rights required by law, and substantially all of the restrictive covenants applicable to such series of preferred stock for a period of 18 months from the expiration date of the exchange offer, after which time a revised set of covenants would be applicable to the preferred stock as long as an aggregate of at least 15,000 shares of 12.25% senior exchangeable preferred stock and 13% senior exchangeable preferred stock are outstanding, and (2) waive compliance by the Company with these provisions of the certificates of designation until the proposed amendments become effective or until 18 months from the expiration date of the exchange offer. As of September 30, 2005 all 167,356 shares of the preferred stock repurchased have been canceled. The Company intends to call a special meeting of stockholders in the near future to seek stockholder approval of the amendments to the certificates of designation. The Company incurred a loss on this transaction of approximately $66.4 million.
      On October 4, 2005, the Company entered into agreements with certain holders of its 12.25% senior exchangeable preferred stock and its 13% senior exchangeable preferred stock under which the holders agreed to exchange 8,700 shares of 12.25% senior exchangeable preferred stock and 30,021 shares of 13% senior exchangeable preferred stock for 5,982,040 shares of the Company’s Class A common stock and cash consideration of $1.6 million. Upon the closing of these transactions, the aggregate outstanding liquidation preference of the 12.25% senior exchangeable preferred stock and the 13% senior exchangeable preferred stock decreased from $71.7 million to $33.0 million. The Company expects to report a loss on this transaction of approximately $4.3 million in the fourth quarter of 2005.
Dividends on Preferred Stock
      The Company recorded dividends on its mandatorily redeemable preferred stock of $21.4 million for the nine months ended September 30, 2005, which are included in determining the Company’s net loss. These dividends consist of $4.2 million of unpaid accrued dividends on its 12.25% senior exchangeable preferred stock and $17.2 million of unpaid accrued dividends on its 13% senior exchangeable preferred stock. The Company recorded dividends on its conditionally redeemable preferred stock of $6.7 million for the nine months ended September 30, 2005, which are included in determining the Company’s net loss applicable to common stockholders.
      On September 12, 2005, the Company issued 48,034 shares of Series F preferred stock as payment in kind for dividends due on October 15, 2004 and April 15, 2005 on its outstanding Series F preferred stock. The Company also paid accrued interest on those dividends. On October 15, 2005, the Company issued 25,698 shares of Series F preferred stock as payment in kind for dividends due October 15, 2005 on its outstanding Series F preferred stock.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company recorded dividends on its mandatorily redeemable preferred stock of $25.2 million for the nine months ended September 30, 2004, which are included in determining the Company’s net loss. These dividends consist of $5.3 million of dividends on its 12.25% senior exchangeable preferred stock and $19.9 million of dividends on its 13% senior exchangeable preferred stock. The Company recorded dividends on its conditionally redeemable preferred stock of $6.2 million for the nine months ended September 30, 2004, which consisted of unpaid accrued dividends on its Series F preferred stock and are included in determining the Company’s net loss applicable to common stockholders.
      As of September 30, 2005, accrued dividends payable were $2.1 million for the Company’s 12.25% senior exchangeable preferred stock and $8.9 million for the Company’s 13% senior exchangeable preferred stock.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Earnings Per Share
      SFAS No. 128, “Earnings Per Share,” requires two presentations of earnings per share — “basic” and “diluted.” Basic net loss applicable to common stockholders per common share is computed by dividing net loss available to common stockholders (the numerator) by the weighted-average number of shares (the denominator) for the period. The computation of diluted net loss applicable to common stockholders per common share is similar to basic net loss applicable to common stockholders per common share, except that the denominator, unless the effect of the additional shares is antidilutive, is increased to include the number of additional shares that would have been outstanding if the dilutive shares had been issued. Dilutive shares represent the amount of additional shares that would be required to be issued if all the options and convertible preferred stock that are “in the money” were exercised or converted. At September 30, 2005, shares that are potentially dilutive are Company granted stock options, totaling 11.2 million shares, shares of the Company’s Series F preferred stock, which are convertible into 15.0 million shares of the Company’s Class A common stock and shares of the Company’s senior convertible debentures which are convertible into 14.6 million shares of the Company’s Class A common stock. However, for the three and nine months ended September 30, 2005 and September 30, 2004, the Company had a net loss applicable to common stockholders, thus, these potential common shares were antidilutive. The table below sets forth the detailed computation of the Company’s basic and diluted earnings per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	($ in thousands, except per share data)
Net loss applicable to common stockholders	$(65,850)	$(13,481)	$(103,425)	$(45,927)
Basic and diluted net loss applicable to common stockholders per common share:
Continuing operations:
Loss from continuing operations	$(0.43)	$(0.08)	$(0.70)	$(0.30)
Income from discontinued operations	—	—	—	0.01
Dividends on preferred stock	(0.02)	(0.02)	(0.05)	(0.05)

Basic and diluted net loss applicable to common stockholders per common share	$(0.45)	$(0.10)	$(0.75)	$(0.34)

Basic and diluted weighted average common shares outstanding	146,485,519	133,790,430	138,173,375	133,763,531

10.	Commitments and Contingencies
Commitments
      The Company is obligated under a purchase and license agreement with Nortel Networks Corp. to purchase approximately $90 million of GSM/GPRS/EDGE related products and services prior to June 9,

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2007. If the Company fails to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 20% of the portion of the $90 million commitment that remains unfulfilled. As of September 30, 2005, $45.5 million of this commitment has been fulfilled.
Contingencies
      Beginning on October 22, 2004, securities class action lawsuits were filed against the Company and several of its officers and directors in the United States District Court for the Western District of Oklahoma, alleging violations of the federal securities laws and seeking unspecified damages, purportedly on behalf of a class of purchasers of the Company’s publicly traded securities in the period between May 6, 2003 and August 9, 2004. The lawsuits allege among other things that the Company concealed significant decreases in revenues and failed to disclose certain facts about its business, including that the Company’s rate of growth in roaming minutes was substantially declining, and that the Company had experienced negative growth in October 2003; that AT&T Wireless, the Company’s largest roaming customer, had notified the Company that it wanted to dispose of its equity interest in the Company that it had held since the Company’s initial public offering, significantly decreasing their interest in purchasing roaming capacity from the Company; that Bank of America intended to dispose of its substantial equity interest in the Company as soon as AT&T Wireless disposed of its equity interest in the Company; that the Company had been missing sales quotas and losing market share throughout the relevant period; and that the Company lacked the internal controls required to report meaningful financial results. The lawsuits further allege that the Company issued various positive statements concerning its financial prospects and subscriber information, the speed of the deployment of its GSM network and the continued growth in its roaming minutes, and that those statements were false and misleading. The court has consolidated these actions into No. CIV-04-1394-C and the consolidated action is pending. On July 5, 2005, motions to dismiss the consolidated complaint were filed on behalf of all defendants. Plaintiffs filed their response to the motions to dismiss on September 6, 2005. Reply briefs were filed by the defendants on October 3, 2005. Although the Company cannot predict or quantify the outcome with certainty, it intends to vigorously defend itself against the claims. Management does not believe that the litigation will have an adverse effect in any material respect on the Company.
      On May 27, 2005, the Securities and Exchange Commission, or SEC, notified the Company by letter that it had concluded its informal inquiry of the Company without taking further action or seeking any relief from the Company or its largest shareholder, Dobson CC Limited Partnership.
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
      Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123, as

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. As allowed, the Company has historically accounted for stock options using the accounting principles of Opinion 25. The impact of adopting the provisions of Statement 123(R) will be to increase the Company’s non-cash compensation expense in future periods. The Company has not determined the method that it will use to estimate the fair value of stock options as part of its adoption of Statement 123(R). As disclosed in the Note 3, using the Black-Scholes method of determining fair value in the past would have increased its non-cash compensation expense, net of tax, by approximately $1.1 million for the three months ended September 30, 2005, $1.0 million for the three months ended September 30, 2004, $3.4 million for the nine months ended September 30, 2005 and $5.4 million for the nine months ended September 30, 2004. The provisions of the Company’s credit facility, outstanding notes and preferred stock do not include non-cash compensation expenses in the determination of financial covenants.

12.	Supplemental Condensed Consolidating Financial Information
      Set forth below is supplemental condensed consolidating financial information as required by DCC’s indenture for its 8.875% senior notes due 2013, and by the Dobson Cellular Systems, Inc., or Dobson Cellular, credit facility. The statement of operations information is presented without parent recognition of subsidiary results. Included are the condensed consolidating balance sheets, statement of operations and statement of cash flows of Dobson Communications Corporation as of September 30, 2005 and December 31, 2004, and for the nine months ended September 30, 2005 and 2004. Neither Dobson Cellular, American Cellular, the Non-guarantor subsidiaries, nor any of their subsidiaries guarantee any of DCC’s notes payable. DCC, Dobson Cellular and its subsidiaries do not guarantee any of American Cellular’s outstanding debt. Neither DCC, the Non-guarantor subsidiaries, nor American Cellular and its subsidiaries guarantee any of Dobson Cellular’s outstanding notes payable. However, Dobson Cellular’s subsidiaries do guarantee Dobson Cellular’s notes payable.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2005

			Non-
	Dobson	American	Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated

	($ in thousands) (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$105,593	$55,684	$23,297	$7,208	$—	$191,782
Restricted cash	—	—	—	294,000	—	294,000
Accounts receivable	84,597	53,045	—	—	—	137,642
Inventory	8,835	4,455	—	—	—	13,290
Prepaid expenses and other	20,612	8,938	15	—	—	29,565

Total current assets	219,637	122,122	23,312	301,208	—	666,279

PROPERTY, PLANT AND EQUIPMENT, net	331,931	163,545	—	—	—	495,476

OTHER ASSETS:
Net intercompany receivable (payable)	1,691	(9,199)	53,634	721,040	(767,166)	—
Restricted investments	4,460	22	—	—	—	4,482
Wireless license acquisition costs	1,104,867	679,435	9,676	4,412	—	1,798,390
Goodwill	45,362	574,813	—	1,143	—	621,318
Deferred financing costs, net	13,823	14,018	—	17,230	—	45,071
Customer list, net	22,026	47,454	—	—	—	69,480
Assets held for sale	2,143	97	—	—	—	2,240
Other non-current assets	27,906	650	10	1,624,373	(1,648,373)	4,566

Total other assets	1,222,278	1,307,290	63,320	2,368,198	(2,415,539)	2,545,547

Total assets	$1,773,846	$1,592,957	$86,632	$2,669,406	$(2,415,539)	$3,707,302

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$82,668	$14,806	$—	$56	$—	$97,530
Accrued expenses	19,052	12,981	(26)	(514)	—	31,493
Accrued interest payable	25,735	15,793	—	28,143	—	69,671
Deferred revenue and customer deposits	16,506	12,930	—	—	—	29,436
Accrued dividends payable	—	—	—	10,991	—	10,991
Debt called for prepayment	—	—	—	297,863	—	297,863

Total current liabilities	143,961	56,510	(26)	336,539	—	536,984

OTHER LIABILITIES:
Notes payable	1,592,166	914,538	—	719,681	(767,166)	2,459,219
Deferred tax liabilities	188,983	163,087	948	(72,275)	—	280,743
Mandatorily redeemable preferred stock, net	—	—	—	71,209	—	71,209
Deferred gain on disposition of operating assets and other non-current liabilities	36,781	29,456	—	—	—	66,237
SERIES F CONVERTIBLE PREFERRED STOCK	—	—	—	135,320	—	135,320
STOCKHOLDERS’ (DEFICIT) EQUITY	(188,045)	429,366	85,710	1,478,932	(1,648,373)	157,590

Total liabilities and stockholders’(deficit) equity	$1,773,846	$1,592,957	$86,632	$2,669,406	$(2,415,539)	$3,707,302

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2004

			Non-
	Dobson	American	Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated

	($ in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,427	$41,489	$48,303	$2,665	$—	$139,884
Marketable securities	39,000	—	—	—	—	39,000
Accounts receivable	59,528	40,413	—	—	—	99,941
Inventory	10,458	5,153	—	—	—	15,611
Prepaid expenses and other	10,636	7,065	10	—	—	17,711

Total current assets	167,049	94,120	48,313	2,665	—	312,147

PROPERTY, PLANT AND EQUIPMENT, net	356,602	177,142	—	—	—	533,744

OTHER ASSETS:
Net intercompany (payable) receivable	(3,975)	(6,183)	3,113	774,211	(767,166)	—
Restricted investments	10,350	—	—	—	—	10,350
Wireless license acquisition costs	1,103,353	669,169	9,676	4,412	—	1,786,610
Goodwill	46,776	572,113	—	1,142	—	620,031
Deferred financing costs, net	14,762	15,785	—	12,479	—	43,026
Customer list, net	28,441	59,253	—	—	—	87,694
Other non-current assets	3,443	697	—	1,624,383	(1,624,373)	4,150

Total other assets	1,203,150	1,310,834	12,789	2,416,627	(2,391,539)	2,551,861

Total assets	$1,726,801	$1,582,096	$61,102	$2,419,292	$(2,391,539)	$3,397,752

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$69,787	$10,298	$—	$—	$—	$80,085
Accrued expenses	18,380	13,141	—	(83)	—	31,438
Accrued interest payable	10,793	37,867	—	25,812	—	74,472
Deferred revenue and customer deposits	15,856	13,026	—	—	—	28,882
Accrued dividends payable	—	—	—	19,405	—	19,405
Current portion of obligations under capital leases	305	—	—	—	—	305

Total current liabilities	115,121	74,332	—	45,134	—	234,587

OTHER LIABILITIES:
Notes payable	1,592,166	913,774	—	717,364	(767,166)	2,456,138
Deferred tax liabilities	194,602	160,231	667	(71,755)	—	283,745
Mandatorily redeemable preferred stock, net	—	—	—	236,094	—	236,094
Deferred gain on disposition of operating assets and other non-current liabilities	5,423	4,161	—	—	—	9,584
SERIES F CONVERTIBLE PREFERRED STOCK	—	—	—	122,536	—	122,536
STOCKHOLDERS’ (DEFICIT) EQUITY	(180,511)	429,598	60,435	1,369,919	(1,624,373)	55,068

Total liabilities and stockholders’ (deficit) equity	$1,726,801	$1,582,096	$61,102	$2,419,292	$(2,391,539)	$3,397,752

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2005

			Non-
	Dobson	American	Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated

	($ in thousands)
	(Unaudited)
OPERATING REVENUE:
Service revenue	$373,257	$270,120	$—	$—	$—	$643,377
Roaming revenue	111,667	83,342	—	—	—	195,009
Equipment and other revenue	40,151	15,741	—	—	(9,035)	46,857

Total operating revenue	525,075	369,203	—	—	(9,035)	885,243

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	135,728	87,381	—	—	(3,895)	219,214
Cost of equipment	58,902	37,875	—	—	—	96,777
Marketing and selling	61,213	44,271	—	—	—	105,484
General and administrative	83,254	66,715	15	—	(5,140)	144,844
Depreciation and amortization	88,238	62,774	—	—	—	151,012
Gain on disposition of operating assets	(783)	(1,588)	—	—	—	(2,371)

Total operating expenses	426,552	297,428	15	—	(9,035)	714,960

OPERATING INCOME (LOSS)	98,523	71,775	(15)	—	—	170,283

OTHER (EXPENSE) INCOME:
Interest (expense) income	(112,656)	(71,344)	—	(56,604)	56,147	(184,457)
Loss from redemption and repurchases of mandatorily redeemable preferred stock	—	—	—	(66,383)	—	(66,383)
Dividends on mandatorily redeemable preferred stock	—	—	—	(21,391)	—	(21,391)
Other income (expense), net	5,053	(1,498)	1,169	54,034	(56,147)	2,611

(LOSS) INCOME BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	(9,080)	(1,067)	1,154	(90,344)	—	(99,337)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(6,823)	—	—	—	—	(6,823)

(LOSS) INCOME BEFORE INCOME TAXES	(15,903)	(1,067)	1,154	(90,344)	—	(106,160)
Income tax benefit (expense)	8,369	835	(438)	677	—	9,443

NET (LOSS) INCOME	$(7,534)	$(232)	$716	$(89,667)	$—	$(96,717)

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2004

			Non-
	Dobson	American	Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated

	($ in thousands)
	(Unaudited)
OPERATING REVENUE:
Service revenue	$328,519	$241,209	$—	$—	$—	$569,728
Roaming revenue	88,863	66,039	—	—	—	154,902
Equipment and other revenue	25,074	14,062	—	—	(5,213)	33,923

Total operating revenue	442,456	321,310	—	—	(5,213)	758,553

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	113,606	72,392	—	—	(541)	185,457
Cost of equipment	47,113	34,534	—	—	—	81,647
Marketing and selling	52,957	42,806	—	—	—	95,763
General and administrative	70,717	65,665	15	—	(4,672)	131,725
Depreciation and amortization	79,508	62,031	—	—	—	141,539

Total operating expenses	363,901	277,428	15	—	(5,213)	636,131

OPERATING INCOME (LOSS)	78,555	43,882	(15)	—	—	122,422

OTHER (EXPENSE) INCOME:
Interest (expense) income	(68,131)	(71,339)	(1,137)	(66,806)	45,936	(161,477)
(Loss) gain from extinguishment of debt	(349)	—	—	6,088	—	5,739
Gain on redemption and repurchases of mandatorily redeemable preferred stock	—	—	—	6,478	—	6,478
Dividends on mandatory redeemable preferred stock	—	—	—	(25,197)	—	(25,197)
Other income (expense), net	4,686	(1,969)	508	44,941	(45,936)	2,230

INCOME (LOSS) BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	14,761	(29,426)	(644)	(34,496)	—	(49,805)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(3,514)	—	—	—	—	(3,514)

INCOME (LOSS) BEFORE INCOME TAXES	11,247	(29,426)	(644)	(34,496)	—	(53,319)
Income tax (expense) benefit	(4,274)	11,182	245	5,986	—	13,139

INCOME (LOSS) FROM CONTINUING OPERATION	6,973	(18,244)	(399)	(28,510)	—	(40,180)
Income from discontinued operations, net of income tax expense	443	—	—	—	—	443

NET INCOME (LOSS)	$7,416	$(18,244)	$(399)	$(28,510)	$—	$(39,737)

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005

			Non-
	Dobson	American	Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated

	($ in thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income from continuing operations	$(7,534)	$(232)	$716	$(89,667)	$—	$(96,717)
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities, net of effects of acquisitions —
Depreciation and amortization	88,238	62,774	—	—	—	151,012
Amortization of bond discount and deferred financing costs	1,459	2,537	—	1,502	—	5,498
Deferred income taxes	(8,696)	(821)	438	(677)	—	(9,756)
Non-cash mandatorily redeemable preferred stock dividends	—	—	—	21,391	—	21,391
Loss on redemption and repurchases of mandatorily redeemable preferred stock	—	—	—	66,383	—	66,383
Gain on disposition of operating assets, net	(783)	(1,588)	—	—	—	(2,371)
Other operating activities	6,787	6	—	—	—	6,793
Changes in current assets and liabilities —
Accounts receivable	(25,068)	(12,633)	—	—	—	(37,701)
Inventory	1,623	698	—	—	—	2,321
Prepaid expenses and other	(7,009)	(896)	(5)	—	—	(7,910)
Accounts payable	12,880	4,508	—	56	—	17,444
Accrued expenses	15,613	(22,234)	57	2,951	—	(3,613)
Deferred revenue and customer deposits	651	(96)	—	—	—	555

Net cash provided by operating activities	78,161	32,023	1,206	1,939	—	113,329

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(76,972)	(36,266)	—	—	—	(113,238)
Purchase of wireless licenses and properties	(1,311)	(15,175)	—	—	—	(16,486)
Proceeds from the sale of assets	50,619	30,948	—	—	—	81,567
Sales of marketable securities	39,000	—	—	—	—	39,000
(Increase) decrease in receivable-affiliates	(29,630)	2,981	(26,212)	52,861	—	—
Increase in restricted cash	—	—	—	(294,000)	—	(294,000)
Other investing activities	(1,178)	(289)	—	—	—	(1,467)

Net cash used in investing activities	(19,472)	(17,801)	(26,212)	(241,139)	—	(304,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior notes	—	—	—	300,000	—	300,000
Distributions to minority interest holders	(6,004)	—	—	—	—	(6,004)
Exchange offer financing costs	—	—	—	(52,674)	—	(52,674)
Deferred financing costs	(521)	(5)	—	(6,073)	—	(6,599)
Maturities of restricted investments	6,002	—	—	—	—	6,002
Other financing activities	—	(22)	—	2,490	—	2,468

Net cash (used in) provided by financing activities	(523)	(27)	—	243,743	—	243,193

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	58,166	14,195	(25,006)	4,543	—	51,898
CASH AND CASH EQUIVALENTS, beginning of period	47,427	41,489	48,303	2,665	—	139,884

CASH AND CASH EQUIVALENTS, end of period	$105,593	$55,684	$23,297	$7,208	$—	$191,782

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
Depreciation and amortization	79,508	62,031	—	—	—	141,539
Amortization of bond discount and deferred financing costs	1,805	2,455	—	1,797	—	6,057
Deferred income taxes	3,683	(11,616)	(245)	(5,986)	—	(14,164)
Non-cash mandatorily redeemable preferred stock dividends	—	—	—	6,850	—	6,850
Gain on redemption and repurchases of mandatorily redeemable preferred stock	—	—	—	(6,478)	—	(6,478)
Other operating activities	2,882	24	—	1,093	—	3,999
Changes in current assets and liabilities —
Accounts receivable	(187)	2,512	—	—	—	2,325
Inventory	(2,319)	(1,525)	—	—	—	(3,844)
Prepaid expenses and other	(7,041)	(1,266)	(5)	—	—	(8,312)
Accounts payable	(18,858)	(6,206)	—	—	—	(25,064)
Accrued expenses	(6,614)	(19,327)	(14,163)	16,965	—	(23,139)
Deferred revenue and customer deposits	695	(27)	—	(7)	—	661

Net cash provided by (used in) operating activities	60,527	8,811	(14,812)	(14,276)	—	40,250

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(83,364)	(34,451)	—	—	—	(117,815)
Purchase of wireless licenses and properties	(29,970)	—	—	—	—	(29,970)
Receipt of funds held in escrow for contingencies on sold assets	7,185	4,169	—	—	—	11,354
Cash received from exchange of assets	21,978	—	—	—	—	21,978
Purchases of marketable securities	—	—	(25,000)	—	—	(25,000)
Sales of marketable securities	—	—	81,700	—	—	81,700
(Increase) decrease in receivable-affiliates	(29,066)	1,264	(72,391)	100,193	—	—
Other investing activities	138	(50)	—	(6)	—	82

Net cash (used in) provided by investing activities	(113,099)	(29,068)	(15,691)	100,187	—	(57,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	40,000	—	—	—	—	40,000
Repayments and purchases of long-term debt	(28,370)	—	—	(55,520)	—	(83,890)
Preferred stock dividends paid	—	—	—	(3,676)	—	(3,676)
Distributions to minority interest holders	(4,113)	—	—	—	—	(4,113)
Redemption and repurchases of exchangeable preferred stock	—	—	—	(17,376)	—	(17,376)
Investment in subsidiary	(2,300)	—	—	2,300	—	—
Capital contribution from parent	—	—	65,300	(65,300)	—	—
Other financing costs	(1,498)	(81)	—	8	—	(1,571)

Net cash provided by (used in) financing activities	3,719	(81)	65,300	(139,564)	—	(70,626)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(48,853)	(20,338)	34,797	(53,653)	—	(88,047)
CASH AND CASH EQUIVALENTS, beginning of period	59,387	27,505	3,801	60,846	—	151,539

CASH AND CASH EQUIVALENTS, end of period	$10,534	$7,167	$38,598	$7,193	$—	$63,492

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
      American Cellular is required to file with the SEC a Quarterly Report on Form 10-Q as of and for the three and nine months ended September 30, 2005. While we provide you with much of American Cellular’s financial and operational information, we refer you to American Cellular’s Quarterly Report for American Cellular’s financial and operational results.
CRITICAL ACCOUNTING POLICIES AND PRACTICES
      We prepare our condensed consolidated financial statements in accordance with GAAP. Our significant accounting policies are discussed in detail in our Management’s Discussion and Analysis and in Note 2 to the consolidated financial statements, both included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
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
      Acquisition of Pennsylvania 4 RSA. On September 13, 2005, we, through our wholly owned subsidiary, American Cellular, acquired the non-license wireless assets of Endless Mountains Wireless, LLC in Pennsylvania 4 RSA. We will operate Endless Mountains’ licensed 850 MHz spectrum under a spectrum manager lease. In March 2006, we will have the right to acquire Endless Mountains’ Pennsylvania 4 RSA 850 MHz license, subject to FCC approval at the time of acquisition. If exercised, our acquisition of the license covering the leased spectrum is expected to close in mid-to-late 2006. The total purchase price for all acquired assets, including the FCC license, is approximately $12.2 million. Pennsylvania 4 RSA encompasses a population of 96,600, all of which are incremental to our current service area. Endless Mountains currently provides GSM wireless service to less than 1,000 subscribers. We plan to upgrade Endless Mountains’ network with GPRS/ EDGE data capability. We will offer products and services in Pennsylvania 4 RSA under the CELLULARONE® service mark.
      As a result of the completion of this transaction, our condensed consolidated financial statements only include the operating results from Pennsylvania 4 RSA beginning September 13, 2005.

      Acquisition of Michigan 2 and 4 RSAs. On December 29, 2004, we completed the acquisition of the Michigan wireless assets of RFB and certain affiliates for $29.3 million. We purchased these assets in an auction conducted under Sections 363 and 365 of the U.S. bankruptcy code.
      We provide service in most of the northern part of Michigan, including the Upper Peninsula. The RFB acquisition allows us to expand our service area to cover the entire northern part of the state, and allows us to market our service under the CELLULARONE® service mark throughout that market. RFB operates both Code Division Multiple Access, or CDMA, and analog technologies on 850 MHz cellular licenses in these markets. We have deployed GSM/ GPRS/ EDGE technology over RFB’s existing footprint as of June 10, 2005.
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
NEW ROAMING AGREEMENT WITH CINGULAR WIRELESS
      On August 12, 2005, our two operating subsidiaries, Dobson Cellular and American Cellular, entered into a new, multi-year roaming agreement with Cingular Wireless, their primary wireless roaming partner, and amended the existing GSM operating agreements with the former AT&T Wireless entity. The new roaming agreement, which replaces the previous roaming agreements with Cingular Wireless and the former AT&T Wireless entity, established a new roaming rate structure that was effective as of April 9, 2005. The new roaming agreement’s key provisions include the following:

•	Mutual agreement to lower roaming rates, with us paying Cingular a flat incollect rate through mid-2009 that is approximately half the blended rate in previous roaming agreements;

•	Agreement to continue to mutually prefer one another for roaming through the term of the new roaming agreement, which has been extended approximately one year through mid-2009;

•	We will receive from Cingular approximately $7.8 million as a settlement for prior claims under various agreements between us and the former AT&T Wireless, and will also receive certain formula-based residual payments in connection with such settlement through mid-2008 at the latest;

•	The new roaming agreement provides for “home-on-home” roaming in areas where both carriers operate; and

•	We have the right to acquire for $6.0 million, 10 MHz of spectrum covering 1.1 million POPs, consisting of Youngstown, Ohio and Ohio 11 RSA; and Erie and Sharon, Pennsylvania and a portion of the Pennsylvania 1 RSA. We have also received an option to lease additional spectrum covering 1.5 million POPs from Cingular.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
      The following table summarizes our key operating data for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Market population(1)	11,854,000	11,436,800	11,854,000	11,436,800
Ending subscribers	1,565,900	1,608,700	1,565,900	1,608,700
Market penetration(2)	13.2%	14.1%	13.2%	14.1%
Gross subscriber additions	131,400	121,600	384,900	328,200
Average subscribers	1,577,500	1,608,100	1,588,600	1,578,400
Average monthly service revenue per subscriber(3)	$47	$41	$45	$40
Average monthly post-paid churn(4)	2.8%	2.0%	2.5%	1.9%

(1)	Represents the population in our licensed areas for the period indicated. The results are based upon the 2003 population estimates provided by MapInfo Corporation, a location software company, adjusted to exclude those portions of our RSAs and metropolitan statistical areas, or MSAs, not covered by our licenses.

(2)	Market penetration is calculated by dividing ending subscribers by market population.

(3)	Average monthly service revenue per subscriber is calculated by dividing service revenue by average subscribers and dividing by the number of months in the period. We exclude roaming revenue from this calculation, since roaming revenue is not derived from our subscribers.

(4)	Average monthly post-paid churn represents the percentage of the post-paid subscribers that deactivate service each month. The calculation divides the total post-paid deactivations during the period by the average post-paid subscribers for the period.

Basis of Presentation
      To provide a more comparable basis of our Management’s Discussion and Analysis, we have presented our historical results of operations from continuing operations for the periods indicated, along with the impact from newly acquired markets on our results of operations. For the purpose of this Management’s Discussion and Analysis, the impact from newly acquired markets refer to the change in our results of operations due to our recent acquisitions. Our recent acquisitions include the Michigan 5 RSA property from February 17, 2004, the NPI markets from June 15, 2004, the RFB markets from December 29, 2004 and the Pennsylvania 4 RSA market from September 13, 2005. The following tables set forth the components of our results of operations for the three and nine months ended September 30, 2005 and September 30, 2004:

	Three Months Ended September 30, 2005
					Percentage
			Adjusted Results	Three Months	Change in
			Without	Ended	Adjusted Results
		Impact From	Impact From	September 30,	Versus
		Newly Acquired	Newly Acquired	2004	Historical Results
	Historical	Markets	Markets	Historical	’05 vs. ’04

	($ In thousands)
Operating Revenue:
Service revenue	$221,311	$2,224	$219,087	$198,740	10.2%
Roaming revenue	80,430	1,140	79,290	62,221	27.4%
Equipment and other revenue	14,078	296	13,782	11,438	20.5%

Total operating revenue	315,819	3,660	312,159	272,399	14.6%

Operating Expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	77,950	1,758	76,192	69,299	9.9%
Cost of equipment	32,156	69	32,087	30,242	6.1%
Marketing and selling	35,535	1,038	34,497	32,816	5.1%
General and administrative	50,725	1,334	49,391	44,893	10.0%
Depreciation and amortization	49,102	455	48,647	49,456	(1.6)%
Gain on disposition of operating assets	(1,432)	—	(1,432)	—	*

Total operating expenses	244,036	4,654	239,382	226,706	5.6%

Operating income (loss)	71,783	(994)	72,777	45,693	59.3%
Interest expense	(62,457)	—	(62,457)	(54,456)	14.7%
(Loss) gain on redemption and repurchases of mandatorily redeemable preferred stock	(66,383)	—	(66,383)	1,410	*
Dividends on mandatorily redeemable preferred stock	(5,464)	—	(5,464)	(8,290)	(34.1)%
Other income, net	2,633	—	2,633	511	415.3%
Minority interest in income of subsidiaries	(2,347)	—	(2,347)	(1,512)	55.2%
Income tax (expense) benefit	(1,196)	348	(1,544)	5,636	*

(Loss) income from continuing operations	$(63,431)	$(646)	$(62,785)	$(11,008)	(470.4)%

	Nine Months Ended September 30, 2005
					Percentage
			Adjusted Results	Nine Months	Change in
			Without	Ended	Adjusted Results
		Impact From	Impact From	September 30,	Versus
		Newly Acquired	Newly Acquired	2004	Historical Results
	Historical	Markets	Markets	Historical	’05 vs. ’04

	($ In thousands)
Operating Revenue:
Service revenue	$643,377	$9,922	$633,455	$569,728	11.2%
Roaming revenue	195,009	6,261	188,748	154,902	21.8%
Equipment and other revenue	46,857	1,452	45,405	33,923	33.8%

Total operating revenue	885,243	17,635	867,608	758,553	14.4%

Operating Expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	219,214	8,110	211,104	185,457	13.8%
Cost of equipment	96,777	1,741	95,036	81,647	16.4%
Marketing and selling	105,484	4,004	101,480	95,763	6.0%
General and administrative	144,844	5,726	139,118	131,725	5.6%
Depreciation and amortization	151,012	3,925	147,087	141,539	3.9%
Gain on disposition of operating assets	(2,371)	—	(2,371)	—	*

Total operating expenses	714,960	23,506	691,454	636,131	8.7%

Operating income (loss)	170,283	(5,871)	176,154	122,422	43.9%
Interest expense	(184,457)	—	(184,457)	(161,477)	14.2%
Gain from extinguishment of debt	—	—	—	5,739	*
(Loss) gain on redemption and repurchases of mandatorily redeemable preferred stock	(66,383)	—	(66,383)	6,478	*
Dividends on mandatorily redeemable preferred stock	(21,391)	—	(21,391)	(25,197)	(15.1)%
Other income, net	2,611	—	2,611	2,230	17.1%
Minority interest in income of subsidiaries	(6,823)	—	(6,823)	(3,514)	94.2%
Income tax benefit (expense)	9,443	2,047	7,396	13,139	*

(Loss) income from continuing operations	$(96,717)	$(3,824)	$(92,893)	$(40,180)	(131.2)%

*	Calculation is not meaningful.
Subscribers
      Our subscriber base comprises three types of subscribers: post-paid, reseller and pre-paid. At September 30, 2005, post-paid subscribers accounted for 88.9% of our subscriber base. These subscribers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these subscribers are typically billed in arrears for long distance charges, roaming charges and rate plan overages. Our reseller subscribers are similar to our post-paid subscribers in that they pay monthly fees to utilize our network and services. However, these subscribers are billed by a third party, which we refer to as a reseller, who has effectively resold our service to the end user, which we refer to as a subscriber. We in turn bill the reseller for the monthly usage of the subscriber. At September 30, 2005, the reseller base accounted for 7.3% of our total subscriber base. Our pre-paid subscribers, which at September 30, 2005 accounted for 3.8% of our subscriber base, are subscribers that pre-pay for an agreed upon amount of usage.
      During the nine months ended September 30, 2005, we experienced an increase in our gross subscriber additions. Our gross subscriber additions had been decreasing as a result of increased competition attributable to an accelerating pace of improvements in the quality of digital technology and increased products offered to the consumer. However, our deployment of GSM/ GPRS/ EDGE in our networks during 2004 has helped this decline to level off and result in growth in our gross subscriber additions in the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004. As of September 30, 2005, GSM subscribers accounted for 58.2% of our subscriber base, compared to 17.8% as of September 30, 2004.
      Since the middle of 2004, we have experienced churn rates above our historical levels. This increase in churn is primarily the result of two factors impacting our business. First, we have experienced challenges operating both a TDMA and GSM/ GPRS/ EDGE network and in managing the migration of our customer base from TDMA to GSM. This has impacted the level of customer satisfaction with our service in certain of our markets. We have implemented several initiatives that have and should continue to improve, the quality of our networks. Secondly, WLNP, which allows customers to keep their wireless phone number in their local area when switching to a different service provider, was implemented in all of our markets by May 24, 2004. Although we expect churn to improve as we continue our initiatives to improve customer satisfaction, churn could continue to be adversely affected by continued network issues and WLNP.
Operating Revenue
      Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.
      Service revenue. We derive service revenue by providing wireless services to our subscribers. In recent past, the wireless industry experienced declining average revenue per minute as competition among wireless service providers led to reductions in rates for airtime. However, this decline has been offset by increases in average minutes-of-use. For the past year, we have experienced growth in our average monthly service revenue per subscriber from prior year levels and we believe there is a continued opportunity throughout the remainder of 2005 for our average monthly service revenue per subscriber to continue to increase from prior levels, primarily due to additional voice and data services available as a result of our GSM/ GPRS/ EDGE technology. In addition, we have applied for federal Eligible Telecommunications Carrier, or ETC, designation in certain states in which we provide wireless service to qualifying high cost areas. Success in obtaining ETC status has and may continue to make available to us an additional source of revenue that would be used to provide, maintain and improve the service we provide in those high-cost areas, thus also increasing our average monthly service revenue per subscriber. Service revenue included ETC revenue of approximately $5.5 million for the three months ended September 30, 2005 and approximately $13.4 million for the nine months ended September 30, 2005.
      For the three and nine months ended September 30, 2005, our historical service revenue increased compared to the three and nine months ended September 30, 2004. This increase in our service revenue was primarily attributable to an increase in average monthly service revenue per subscriber as a result of the continued migration of our subscribers to our GSM/ GPRS/ EDGE offerings and ETC revenue.
      Roaming revenue. We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming revenue has traditionally had higher margins than revenue from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, our roaming margins have been declining due to increased market pressures and competition among wireless providers resulting in reduced roaming rates. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes-of-use) was $0.120 for the three months ended September 30, 2005 compared to $0.138 for the three months ended September 30, 2004 and $0.123 for the nine months ended September 30, 2005 compared to $0.139 for the nine months ended September 30, 2004. We expect our roaming yield to continue to decline. As previously discussed, we recently entered into a new roaming agreement with our most significant roaming partner, Cingular Wireless, which accounted for almost 90% of our roaming minutes-of-use for the nine months ended September 30, 2005. Under this new roaming agreement, roaming rates will decline through 2008. Even though this contract provides for decreasing rates over time, we believe this roaming contract is beneficial because it secures existing traffic and provides opportunity for a continuing increase in traffic volumes. Roaming revenue tends to be impacted by seasonality. Historically, we have experienced higher roaming minutes-of-use and related roaming revenue during the second and third quarters of each year, as users tend to travel more and, therefore, use their wireless phones more, during the spring and summer months.
      For the three and nine months ended September 30, 2005, our historical roaming revenue increased compared to the three and nine months ended September 30, 2004. When comparing the three months ended September 30, 2005 to the three months ended September 30, 2004, this increase was a result of a 48.6% increase in roaming minutes, offset by a 13.0% decline in our roaming revenue per minute-of-use as contractual rates were lower in the second quarter of 2005 compared to the same period in 2004. When comparing the nine months ended September 30, 2005 to the nine months ended September 30, 2004, this increase was a result of a 42.1% increase in roaming minutes, offset by an 11.4% decline in our roaming revenue per minute-of-use as contractual rates were lower in the nine months ended September 30, 2005 compared to the same period in 2004.
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
      For the three and nine months ended September 30, 2005, our historical equipment and other revenue increased compared to the three and nine months ended September 30, 2004. When comparing the three months ended September 30, 2005 to the three months ended September 30, 2004, this increase related to payments to be received of approximately $1.5 million related to a settlement for prior claims under various agreements between us and the former AT&T Wireless, an increase in equipment revenue due to the increase in gross subscriber additions and increases in activation fees charged to customers, slightly offset by a decrease in rental income due the sale of our towers on June 30, 2005 (described below). When comparing the nine months ended September 30, 2005 to the nine months ended September 30, 2004, this increase related to payments to be received of approximately $9.3 million related to a settlement for prior claims under various agreements between us and the former AT&T Wireless, increases in activation fees charged to customers and an increase in equipment revenue due to the increase in gross subscriber additions, slightly offset by a decrease in rental income due the sale of our towers on June 30, 2005 (described below). We will continue to receive certain formula-based residual payments in connection with the AT&T Wireless settlement through mid-2008. We estimate that these future payments will be between $1.5 million and $2.0 million per quarter.
Operating Expenses
      Our primary operating expense categories include cost of service, cost of equipment, marketing and selling costs, general and administrative costs and depreciation and amortization.
      Cost of service. Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets, referred to as “roaming” costs. As previously discussed, we recently signed a new roaming agreement with Cingular Wireless, our primary roaming partner, which reduced our roaming cost per minute-of-use effective April 9, 2005 to a flat-rate that will remain constant through mid-2009. While future rates charged by third party providers may continue to decrease, we expect our overall growth in off-network minutes-of-use to grow at a rate faster than per minute costs will decline. Therefore, we expect that our roaming costs may increase in future periods. In addition, as a result of the sale and leaseback of 507 of our towers on June 30, 2005 and 57 towers in October 2005, we expect our leasing costs to increase in future periods, thus increasing our total cost of service.
      The following table sets forth the historical results of the components of our cost of service for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2005		2004		2005		2004

	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

	($ in thousands)				($ in thousands)
Network costs	$59,267	76.0%	$45,789	66.1%	$162,707	74.2%	$122,069	65.8%
Roaming costs	18,683	24.0%	23,510	33.9%	56,507	25.8%	63,388	34.2%

Total cost of service	$77,950	100.0%	$69,299	100.0%	$219,214	100.0%	$185,457	100.0%

      For the three and nine months ended September 30, 2005, our historical network costs, which are the costs we incur in operating our wireless network and providing service to our customers, increased compared to the three and nine months ended September 30, 2004. This increase is a result of adding new circuits and cell sites related to our new GSM/GPRS/EDGE network, as well as increasing costs as a result of providing more service features, such as handset insurance and wireless internet and an increase in rent expense related to our towers we sold on June 30, 2005 (described below).
      For the three and nine months ended September 30, 2005, our historical roaming costs decreased compared to the three and nine months ended September 30, 2004. For the three months ended September 30, 2005 compared to the three months ended September 30, 2004, this decrease is primarily a result of a 43.0% decrease in roaming costs per minute-of-use as contractual rates were lower in the third quarter of 2005 compared to the same period in 2004, offset by a 39.4% increase in the minutes used by our customers on third-party wireless providers’ networks. For the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, this decrease is primarily a result of a 34.5% decrease in roaming costs per minute-of-use as contractual rates were lower in the nine months ended September 30, 2005 compared to the same period in 2004, offset by a 36.1% increase in the minutes used by our customers on third-party wireless providers’ networks. With the continued migration of our customer base to GSM/GPRS/EDGE rate plans, which promote more off-network usage, we expect our minutes-of-use by our customers on third-party wireless providers’ networks to continue to increase.
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
      For the three and nine months ended September 30, 2005, our historical cost of equipment increased compared to the three and nine months ended September 30, 2004. The increase in cost of equipment is due to an increase in the number of customers upgrading to new rate plans and purchasing new handsets and an increase in gross subscriber additions. As previously noted, most of these customers are upgrading to our new GSM/GPRS/EDGE rate plans.
      Marketing and selling costs. Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell wireless products and services. We pay commissions to sales personnel and independent dealers for new business generated.

      For the three and nine months ended September 30, 2005, our historical marketing and selling costs increased compared to the three and nine months ended September 30, 2004. The increase was due to an increase in advertising costs spent to promote our GSM/ GPRS/ EDGE rate plans along with an increase in commissions paid as a result of an increase in gross subscriber additions.
      General and administrative costs. Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections and corporate administration.
      For the three and nine months ended September 30, 2005, our historical general and administrative costs increased compared to the three and nine months ended September 30, 2004. This increase in our general and administrative costs was primarily attributable to an increase in bad debt expense, costs related to the restructuring of our call center operations, our newly acquired markets and an increase in legal fees associated with certain regulatory matters, offset by efficiencies gained from centralized administrative functions. Our average monthly general and administrative costs per average subscriber have increased in our historical markets for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004, as a result of these costs.
      Depreciation and amortization. Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of certain identifiable intangible assets. However, we do not amortize our wireless license acquisition costs or goodwill. Rather, these assets are subject to periodic evaluations for impairment. During 2005, we have and continue to expect the increases in depreciation and amortization, as a result of newly acquired or constructed assets, will be mostly offset as older assets become fully depreciated. Thus, for the three and nine months ended September 30, 2005, our historical depreciation and amortization expense remained fairly constant compared to the three and nine months ended September 30, 2004.
      Gain on disposition of operating assets. Our gain on disposition of operating assets for the three and nine months ended September 30, 2005, was a result of the sale and leaseback of 507 of our towers on June 30, 2005. On June 30, 2005 we recognized $0.9 million of the gain from the transaction, and we deferred the remaining gain of $57.3 million, which will be recognized over the lease term of ten years. We expect to recognize a gain of approximately $5.8 million per year over the life of the lease.
Non-Operating Results
      Interest expense. For the three and nine months ended September 30, 2005, our interest expense increased compared to the three and nine months ended September 30, 2004. This is due to an increase in our notes payable outstanding and the average interest rate of our notes payable, partially offset by a decrease in outstanding borrowings under our credit facility.
      Gain from extinguishment of debt. For the nine months ended September 30, 2004, our gain from extinguishment of debt was $5.7 million. The gain from extinguishment of debt for the nine months ended September 30, 2004 was due to a partial purchase of our 8.875% senior notes, offset by a loss on redemption of the remaining Dobson/ Sygnet senior notes. We redeemed the remaining $5.2 million of Dobson/ Sygnet senior notes and recognized a loss from extinguishment of debt of $0.4 million, due to the premium paid and the write-off of related deferred financing costs.
      (Loss) gain on redemption and repurchases of mandatorily redeemable preferred stock. During the three and nine months ended September 30, 2005, we exchanged 167,356 shares of preferred stock for 28,249,729 newly issued shares of Class A common stock and $50.2 million in cash as a result of the completion of our exchange offer on August 23, 2005, as described below. These repurchases resulted in a loss from redemption and repurchases of mandatorily redeemable preferred stock totaling approximately $66.4 million. During the three months ended September 30, 2004, we repurchased a total of 6,000 shares of our 13% senior exchangeable preferred stock for an aggregate price of $4.6 million. These repurchases resulted in a gain from redemption and repurchases of mandatorily redeemable preferred stock totaling $1.4 million. During the nine months ended September 30, 2004, we repurchased a total of 14,816 shares of our 12.25% senior exchangeable preferred stock and 9,475 shares of our 13% senior exchangeable preferred stock for an aggregate price of $17.4 million. These repurchases resulted in a gain from redemption and repurchases of mandatorily redeemable preferred stock totaling $6.5 million.
      Dividends on mandatorily redeemable preferred stock. For the three and nine months ended September 30, 2005, our dividends on mandatorily redeemable preferred stock decreased compared to the three and nine months ended September 30, 2004. The decrease in mandatorily redeemable preferred stock dividends is the result of the reduction in the number of shares of our mandatorily redeemable preferred stock outstanding due to redemption and repurchases of our mandatorily redeemable preferred stock during 2004 and 2005.
      Other income, net. For the three and nine months ended September 30, 2005, our other income increased compared to the three and nine months ended September 30, 2004. When comparing the three months ended September 30, 2005 to the three months ended September 30, 2004, this increase was the result of an increase in interest income due to an increase in rates and the balance of our investments. When comparing the nine months ended September 30, 2005 to the nine months ended September 30, 2004, this increase was a result of an increase in interest income, offset by the expensing of the cost of our previous preferred stock exchange offer, which expired in March 2005 without the minimum tender condition being satisfied.
      Discontinued operations. For the nine months ended September 30, 2004, we had income from discontinued operations of $0.4 million. Our discontinued operations during 2004 relate to the Maryland properties included in the swap with Cingular Wireless.
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
      We may have to refinance our notes at their final maturities, which begin in 2011. Sources of additional financing may include commercial bank borrowings, vendor financing and the issuance of equity or debt securities. Some or all of these financing options may not be available to us in the future, since these resources are dependent upon our financial performance and condition, along with certain other factors that are beyond our control, such as economic events, technological changes and business trends and developments. Thus, if at any time financing is not available on acceptable terms, it could have a materially adverse effect on our business and financial condition.
Tower Sale and Lease-Back
      We have entered into agreements to sell 563 towers to Global Tower LLC and then lease them back under leases with an initial ten-year term. These leases are accounted for as operating leases. On June 30, 2005, we completed the sale of 507 cellular towers for approximately $77.0 million. This sale resulted in a total gain of approximately $58.2 million, of which $0.9 million was recognized at June 30, 2005 and the remaining $57.3 million will be recognized over the life of the lease. The gain has and will continue to be recognized on the statement of operations as “Gain on disposition of operating assets.” We completed the sale of the remaining 56 towers on October 3, 2005 and one additional tower on October 7, 2005, for approximately $8.9 million.

Working Capital and Net Cash Flow
      At September 30, 2005, we had working capital of $129.3 million, a ratio of current assets to current liabilities of 1.2:1 and an unrestricted cash balance of $191.8 million, which compares to working capital of $77.6 million, a ratio of current assets to current liabilities of 1.3:1, an unrestricted cash balance of $139.9 million and marketable securities of $39.0 million at December 31, 2004.
      Our net cash provided by operating activities totaled $113.3 million for the nine months ended September 30, 2005 compared to $40.2 million for the nine months ended September 30, 2004. The increase was primarily due to increased operating income, which generated more net cash receipts in 2005 than in 2004 and changes in current assets and current liabilities. For additional analysis of the changes impacting net loss from continuing operations, see “Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004.” We expect that any future improvements in cash provided by operating activities will primarily be driven by improvements in net income from continuing operations.
      We used cash in investing activities for the nine months ended September 30, 2005 and 2004. Investing activities are typically related to capital expenditures, purchases and sales of marketable securities and other assets and acquisitions and sales of markets. We typically expect to use cash in investing activities for the foreseeable future. Our net cash used in investing activities for the nine months ended September 30, 2005 related to an increase in restricted cash from our new notes and convertible debentures issued in September, capital expenditures of $113.2 million and the purchase of Pennsylvania 4 RSA’s wireless assets, partially offset by proceeds from the sale of 507 towers on June 30, 2005 and sales of marketable securities. On October 17, 2005, we used the restricted cash, along with cash on hand, to redeem our 10.875% senior notes. Our net cash used in investing activities for the nine months ended September 30, 2004 primarily related to capital expenditures of $117.8 million, the purchase of Michigan 5 RSA’s and NPI’s wireless assets and the purchases of marketable securities, partially offset by sales of marketable securities, cash received from Cingular Wireless as part of our Michigan/ Maryland swap and receipt of funds held in escrow for contingencies on sold assets. Except for the proceeds from the sale of certain towers during 2005, we expect to continue to use cash in investing activities primarily on capital expenditures as a result of the continued development and improvements of our GSM/ GPRS/ EDGE wireless network.
      We received cash from financing activities for the nine months ended September 30, 2005 and used cash in financing activities for the nine months ended September 30, 2004. Financing activities are typically related to proceeds from our notes payable and credit facility offset by repayments of our notes payable and credit facility and distributions to minority interest holders. Our financing activities for the nine months ended September 30, 2005, were primarily related to our new notes and convertible debentures issued in September, partially offset by financing costs related to our exchange offer, deferred financing costs related to our new notes and convertible debentures and distributions to minority interest holders. Our financing activity uses for the nine months ended September 30, 2004 consisted primarily of repayments and repurchases of long-term debt and redemption and repurchases of preferred stock, partially offset by proceeds from our notes payable and credit facility.
Capital Resources
Notes Payable
      On September 13, 2005, we completed our private offerings of $150.0 million principal amount of senior floating rate notes due 2012 and $150.0 million principal amount of senior convertible debentures due 2025. The net proceeds from the offerings, before expenses, were $294.0 million. In addition, we had granted the initial purchasers of the senior convertible debenture offering an option to purchase up to an additional $30.0 million principal amount of senior convertible debentures. On October 13, 2005, the initial purchasers exercised their right to purchase an additional $10.0 million principal amount of debentures. As of October 13, 2005, the aggregate principal amount of senior convertible debentures outstanding was $160.0 million.
      On October 17, 2005, we used $294.0 million of restricted cash, along with cash on hand, to pay the redemption price of the entire $299.0 million outstanding principal amount of our 10.875% senior notes due

2010, plus accrued interest and the applicable redemption premium. An approximate loss of $13.6 million, net of income tax, will be recognized in the fourth quarter of 2005 due to the redemption of these 10.875% senior notes. After completion of the refinancing, our total indebtedness has been reduced to approximately $2,469.2 million.
2012 Senior Floating Rate Notes
      The senior floating rate notes, which mature on October 15, 2012, bear interest at the rate per annum, reset quarterly, equal to LIBOR plus 4.25%. Interest payments are due on January 15, April 15, July 15 and October 15, commencing October 15, 2005. The notes are effectively subordinated to DCC’s existing and future secured indebtedness to the extent of the collateral securing that indebtedness, and to the existing and future liabilities of DCC’s subsidiaries; equal in right of payment to all of DCC’s existing and future unsecured senior indebtedness; and senior in right of payment to DCC’s future subordinated indebtedness.
2025 Senior Convertible Debentures
      The senior convertible debentures, which mature on October 1, 2025, bear interest at 1.50% per annum. Interest payments are due on April 1, and October 1, commencing April 1, 2006. The debentures will be convertible, under certain circumstances at the holders’ option, into shares of our Class A common stock initially at a conversion rate of 97.0685 shares per $1,000 principal amount of the debentures (equivalent to an initial conversion price of approximately $10.30 per share), subject to adjustments. Upon conversion of the debentures, we have the right to deliver shares of our Class A common stock, cash or a combination of cash and shares of our Class A commons stock. The debentures are effectively subordinated to DCC’s existing and future secured indebtedness to the extent of the collateral securing that indebtedness, and to the existing and future liabilities of DCC’s subsidiaries; equal in right of payment to all of DCC’s existing and future unsecured senior indebtedness; and senior in right of payment to DCC’s future subordinated indebtedness.
Restrictive Covenants
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

Repurchases of Notes
      On February 28, 2004, our board of directors authorized us to expend up to $50.0 million to repurchase some of our outstanding existing 10.875% senior notes and existing 8.875% senior notes. During the first quarter of 2004, we purchased $55.5 million principal amount of our 8.875% senior notes for the purchase price of $48.3 million, excluding accrued interest. Our first quarter 2004 gain written off from extinguishment of debt related to these senior notes. This gain was $6.1 million, net of related deferred financing costs.
Dobson Cellular Senior Secured Credit Facility
      Dobson Cellular’s senior secured credit facility consists of a $75.0 million senior secured revolving credit facility.
      The Dobson Cellular credit facility is guaranteed by us, Dobson Operating Co., LLC and DOC Lease Co., LLC, and is secured by first and second priority security interests in all of the tangible and intangible assets of Dobson Cellular. The Dobson Cellular credit facility is not guaranteed by American Cellular or any of its subsidiaries. In connection with the offering by Dobson Cellular of its $825.0 million of senior secured notes in November 2004, Dobson Cellular repaid all outstanding borrowings under the Dobson Cellular credit facility totaling $599.5 million and amended it to, among other things, permit additional leverage under certain of the leverage ratios, eliminate the term loan portion of the facility, amend the revolving portion of the facility to provide for maximum borrowing of $75.0 million and shorten the maturity of the credit facility to October 23, 2008. As of September 30, 2005, we had no borrowings under this amended credit facility.
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
Preferred Stock
      During August 2003, in conjunction with the American Cellular reorganization, we issued 686,201 shares of our Series F preferred stock having an aggregate liquidation preference of $122.5 million and convertible into a maximum of 14.0 million shares of our Class A common stock, plus $48.7 million in cash and 44.2 million shares of our Class A common stock to the former holders of $681.9 million principal amount of American Cellular’s outstanding 9.5% senior subordinated notes due 2009 and their advisors. On September 12, 2005, we issued 48,034 shares of Series F preferred stock as payment in kind for dividends due on October 15, 2004 and April 15, 2005 on our outstanding Series F preferred stock. We also paid accrued interest on those dividends. Our outstanding Series F preferred stock had an aggregate liquidation preference of $131.1 million, plus accrued dividends, at September 30, 2005. On October 15, 2005, we issued 25,698 shares of Series F preferred stock as payment in kind for dividends due October 15, 2005 on our outstanding Series F preferred stock. Therefore, as of October 15, 2005 our outstanding Series F preferred stock had an aggregate liquidation preference of $135.7 million.
      On June 15, 2004, our board of directors authorized us to expend up to $50.0 million to repurchase some of our outstanding 12.25% and 13% senior exchangeable preferred stock. Through June 30, 2005 (prior to the completion of our recent exchange offer described below), we repurchased a total of 14,816 shares of our 12.25% senior exchangeable preferred stock and 9,475 shares of our 13% senior exchangeable preferred stock. The preferred stock repurchases totaled 24,291 shares for $17.4 million, of which all have been canceled. These repurchases resulted in a gain on redemption and repurchases of preferred stock totaling $6.5 million during the nine months ended September 30, 2004.
      On August 23, 2005, we completed a private exchange offer and a publicly registered exchange offer with holders of our 12.25% senior exchangeable preferred stock and our 13% senior exchangeable preferred stock. In connection with the exchange offer, we issued 28,249,729 shares of Class A common stock and paid $50.2 million in cash for an aggregate of 167,356 shares of preferred stock. We also obtained the consent of the holders of a majority of our 12.25% senior exchangeable preferred stock and our 13% senior exchangeable preferred stock to (1) amend the respective certificate of designation governing each series of preferred stock to eliminate all voting rights, other than voting rights required by law, and substantially all of the restrictive covenants applicable to such series of preferred stock for a period of 18 months from the expiration date of the exchange offer, after which time a revised set of covenants would be applicable to the preferred stock as long as an aggregate of at least 15,000 shares of 12.25% senior exchangeable preferred stock and 13% senior exchangeable preferred stock are outstanding, and (2) waive compliance by us with these provisions of the certificates of designation until the proposed amendments become effective or until 18 months from the expiration date of the exchange offer. As of September 30, 2005 the preferred stock repurchased totaling 167,356 shares have been canceled. We intend to call a special meeting of stockholders in the near future to seek stockholder approval of the amendments to the certificates of designation. We incurred a loss of approximately $66.4 million on this transaction.
      On October 4, 2005, we entered into agreements with certain holders of our 12.25% senior exchangeable preferred stock and our 13% senior exchangeable preferred stock under which the holders agreed to exchange 8,700 shares of 12.25% senior exchangeable preferred stock and 30,021 shares of 13% senior exchangeable preferred stock for 5,982,040 shares of our Class A common stock and cash consideration of $1.6 million. Upon the closing of these transactions, the aggregate outstanding liquidation preference of the 12.25% senior exchangeable preferred stock and the 13% senior exchangeable preferred stock decreased from $71.7 million to $33.0 million. We expect to report a loss on this transaction of approximately $4.3 million in the fourth quarter of 2005.
      As of October 4, 2005, we had outstanding 5,154 shares of our 12.25% senior exchangeable preferred stock with an aggregate liquidation value of $5.1 million, net of discount, plus accrued dividends, and 27,847 shares of our 13% senior exchangeable preferred stock with an aggregate liquidation value of $27.7 million, net of related deferred financing costs, plus accrued dividends.
Capital Expenditures and Commitments
      We had capital expenditures of $113.2 million for the nine months ended September 30, 2005. We plan to spend up to $150 million for capital expenditures in 2005. The majority of these expected expenditures would expand the capacity of our GSM/ GPRS/ EDGE network, support the addition of new GSM/ GPRS/ EDGE cell sites, upgrade acquired networks, and fund certain mandates to comply with requirement of E-911 Phase II.
      The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions. We may require additional financing for future acquisitions, to refinance our debt at its final maturities and to meet the mandatory redemption provision on our preferred stock.

Contractual Obligations
      We are obligated under a purchase and license agreement with Nortel Networks Corp. to purchase approximately $90 million of GSM/ GPRS/ EDGE related products and services prior to June 9, 2007. If we fail to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 20% of the portion of the $90 million commitment that remains unfulfilled. As of September 30, 2005, $45.5 million of this commitment has been fulfilled.
      We completed the sale of 507 cellular towers on June 30, 2005 and we completed the sale of 57 towers in October 2005. We will lease these towers back over the next ten years. The lease payments began at approximately $9.1 million per year and increase 3% a year through 2015.
      On August 23, 2005, we completed a private exchange offer and a publicly registered exchange offer with holders of our 12.25% senior exchangeable preferred stock and our 13% senior exchangeable preferred stock, as described above. In addition, on October 4, 2005 we repurchased additional shares of our 12.25% and 13% senior exchangeable preferred stock, as described above. As a result of these transactions, the aggregate liquidation preference of the 12.25% senior exchangeable preferred stock, which we are required to pay upon mandatory redemption in 2008, was reduced to $5.2 million, and the aggregate liquidation preference of the 13% senior exchangeable preferred stock, which we are required to pay upon mandatory redemption in 2009, was reduced to $27.8 million.
      On September 13, 2005, we completed private offerings of $150.0 million principal amount of senior floating rate notes due 2012 and $150.0 million principal amount of senior convertible debentures due 2025, which was increased to $160.0 million on October 13, 2005, as described above. On October 17, 2005, we used the net proceeds from these offerings, along with cash on hand, to pay the redemption price of the entire $299.0 million outstanding principal amount of our 10.875% senior notes due 2010, plus accrued interest and the applicable redemption premium.
      On September 13, 2005, we acquired the assets of Pennsylvania 4 RSA, described above, and we will operate their spectrum under a manager lease until we acquire the licenses.
      Except for these items described above, we have not had a material change in the resources required for scheduled repayments of contractual obligations from the table of Contractual Cash Obligations included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2004.
Forward-Looking Statements
      The description of our plans and expectations set forth herein, including expected capital expenditures and acquisitions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans and expectations involve a number of risks and uncertainties. Important factors that could cause actual capital expenditures, acquisition activity or our performance to differ materially from the plans and expectations include, without limitation, our substantial leverage and debt service requirements; our ability to satisfy the financial covenants of our outstanding debt instruments and to raise additional capital; our ability to manage our business successfully and to compete effectively in our wireless business against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than those of ours; terms in our roaming agreements; and adverse regulatory changes. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in our business strategy or expected capital expenditures, or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
      Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
      We have $400.0 million of senior notes that bear interest at a variable rate, reset quarterly, of LIBOR plus 4.75%, in the case of our $250.0 million of senior secured floating rate notes due 2011, and LIBOR plus 4.25%, in the case of our $150.0 million senior floating rate notes due 2012. These notes are the only variable rate debt we have outstanding. A one-percentage point change in interest rate would change our cash interest payments on an annual basis by approximately $4.0 million.

Item 4.	Controls and Procedures
      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2005. On the basis of this review, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure. We did not effect any change in our internal controls over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings
      Beginning on October 22, 2004, securities class action lawsuits were filed against us and several of our officers and directors in the United States District Court for the Western District of Oklahoma, alleging violations of the federal securities laws and seeking unspecified damages, purportedly on behalf of a class of purchasers of our publicly traded securities in the period between May 6, 2003 and August 9, 2004. The lawsuits allege among other things that we concealed significant decreases in revenues and failed to disclose certain facts about our business, including that our rate of growth in roaming minutes was substantially declining, and that we had experienced negative growth in October 2003; that AT&T Wireless, our largest roaming customer, had notified us that it wanted to dispose of its equity interest in us that it had held since our initial public offering, significantly decreasing their interest in purchasing roaming capacity from us; that Bank of America intended to dispose of its substantial equity interest in us as soon as AT&T Wireless disposed of its equity interest in us; that we had been missing sales quotas and losing market share throughout the relevant period; and that we lacked the internal controls required to report meaningful financial results. The lawsuits further allege that we issued various positive statements concerning our financial prospects and subscriber information, the speed of the deployment of our GSM network and the continued growth in our roaming minutes, and that those statements were false and misleading. The court has consolidated these actions into No. CIV-04-1394-C and the consolidated action is pending. On July 5, 2005, motions to dismiss the consolidated complaint were filed on behalf of all defendants. Plaintiffs filed their response to the motions to dismiss on September 6, 2005. Reply briefs were filed by the defendants on October 3, 2005. Although we cannot predict or quantify the outcome with certainty, we intend to vigorously defend ourselves against the claims. Management does not believe that the litigation will have an adverse effect in any material respect on us.
      On May 27, 2005, the SEC notified us by letter that it had concluded its informal inquiry of us without taking further action or seeking any relief from us or our largest shareholder, Dobson CC Limited Partnership.
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
      On August 23, 2005, the Company completed a private exchange offer and a publicly registered exchange offer with holders of its 12.25% senior exchangeable preferred stock and its 13% senior exchangeable preferred stock. The private exchange offer was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. In connection with the private exchange offer, the Company issued 19,034,226 shares of Class A common stock and paid $33.8 million in cash for an aggregate of 112,762 shares of preferred stock.

Item 3.	Defaults Upon Senior Securities
      On June 24, 2005, we announced that we would not declare or pay the cash dividends due in the third quarter of 2005 on our 12.25% senior exchangeable preferred stock or our 13% senior exchangeable preferred stock. Unpaid dividends accrue interest at the stated dividend rates, compounded quarterly. As of the date of this report, the total amount of accrued but unpaid dividends on our outstanding preferred stock was $5.5 million.

Item 4.	Submission of matters to a Vote of Security Holders
      None

Item 5.	Other Information
      Not applicable

Item 6.	Exhibits
      The following exhibits are filed as a part of this report:
INDEX TO EXHIBITS

Exhibit			Method of
Numbers		Description	Filing

4.1		Floating Rate Notes Indenture dated as of September 13, 2005 by the Registrant and Bank of Oklahoma, National Association, as Trustee	(3)[4.1]
4.2		Convertible Debentures Indenture dated as of September 13, 2005 by the Registrant and The Bank of Oklahoma, National Association, as Trustee	(3)[4.2]
10.2		Form of Support Agreement	(1)[10.30]
10.3	*	InterCarrier Multi-standard Roaming Agreement by and among Cingular Wireless LLC and Dobson Cellular Systems, Inc. and American Cellular Corporation dated as of August 12, 2005	(2)[10.1]
10.4	*	Addendum to GSM Operating Agreement by and between New Cingular Wireless Services, Inc. (f/k/a AT&T Wireless Services, Inc.), Dobson Cellular Systems, Inc., an Oklahoma corporation and American Cellular Corporation, a Delaware corporation	(2)[10.2]
10.5		Floating Rate Notes Registration Rights Agreement dated as of September 13, 2005 by and between Dobson Communications Corporation, Lehman Brothers Inc., Morgan Stanley & Co. Incorporated and Bear, Stearns & Co. Inc.	(3)[10.1]
10.6		Convertible Debentures Registration Rights Agreement dated as of September 13, 2005 by and between Dobson Communications Corporation, Lehman Brothers Inc., Morgan Stanley & Co. Incorporated and Bear, Stearns & Co. Inc.	(3)[10.2]
31.1		Rule 13a-14(a) Certification by our principal executive officer	(4)
31.2		Rule 13a-14(a) Certification by our principal financial officer	(4)
32.1		Section 1350 Certification by our principal executive officer	(4)
32.2		Section 1350 Certification by our principal financial officer	(4)

*	Confidential treatment has been requested for portions of this document.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-126247) as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/ A on August 23, 2005 as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on September 19, 2005 as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dobson Communications Corporation
Date: November 9, 2005

/s/ Steven P. Dussek

Steven P. Dussek
Chief Executive Officer
and principal executive officer
Date: November 9, 2005

/s/ Bruce R. Knooihuizen

Bruce R. Knooihuizen
Executive Vice President, Chief Financial Officer
and principal financial officer

INDEX TO EXHIBITS

Exhibit			Method of
Numbers		Description	Filing

4.1		Floating Rate Notes Indenture dated as of September 13, 2005 by the Registrant and Bank of Oklahoma, National Association, as Trustee	(3)[4.1]
4.2		Convertible Debentures Indenture dated as of September 13, 2005 by the Registrant and The Bank of Oklahoma, National Association, as Trustee	(3)[4.2]
10.2		Form of Support Agreement	(1) [10.30]
10.3	*	InterCarrier Multi-standard Roaming Agreement by and among Cingular Wireless LLC and Dobson Cellular Systems, Inc. and American Cellular Corporation dated as of August 12, 2005	(2)[10.1]
10.4	*	Addendum to GSM Operating Agreement by and between New Cingular Wireless Services, Inc. (f/k/a AT&T Wireless Services, Inc.), Dobson Cellular Systems, Inc., an Oklahoma corporation and American Cellular Corporation, a Delaware corporation	(2)[10.2]
10.5		Floating Rate Notes Registration Rights Agreement dated as of September 13, 2005 by and between Dobson Communications Corporation, Lehman Brothers Inc., Morgan Stanley & Co. Incorporated and Bear, Stearns & Co. Inc.	(3)[10.1]
10.6		Convertible Debentures Registration Rights Agreement dated as of September 13, 2005 by and between Dobson Communications Corporation, Lehman Brothers Inc., Morgan Stanley & Co. Incorporated and Bear, Stearns & Co. Inc.	(3)[10.2]
31.1		Rule 13a-14(a) Certification by our principal executive officer	(4)
31.2		Rule 13a-14(a) Certification by our principal financial officer	(4)
32.1		Section 1350 Certification by our principal executive officer	(4)
32.2		Section 1350 Certification by our principal financial officer	(4)

*	Confidential treatment has been requested for portions of this document.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-126247) as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/ A on August 23, 2005 as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on September 19, 2005 as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed herewith.