Form 10-K
period 2005-12-31
DOBSON COMMUNICATIONS CORP
filed 2006-03-16
CIK 1035985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Class A common stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 3, 2006, there were 150,006,623 shares of registrant’s $.001 par value Class A common stock outstanding and 19,418,021 shares of the registrant’s $.001 par value Class B common stock outstanding. Based upon the closing price for the registrant’s Class A common stock on the Nasdaq National Market as of June 30, 2005, (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of 112,322,008 shares of Class A common stock held by non-affiliates of the registrant was approximately $478,491,754.

Documents incorporated by reference: The information called for by Part III is incorporated by reference to the definitive proxy statement for the registrant’s 2006 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.

DOBSON COMMUNICATIONS CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

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

We were incorporated in Oklahoma on February 3, 1997. Our operations are encompassed in our two primary subsidiaries, Dobson Cellular Systems Inc., or Dobson Cellular, and American Cellular Corporation, or American Cellular. American Cellular does not guarantee any debt or other obligations of Dobson Cellular or us, and Dobson Cellular and we do not guarantee any debt or other obligations of American Cellular.

At December 31, 2005, our wireless telephone systems covered a total population, or Pops, of 11.9 million in 16 states, and we had approximately 1.5 million subscribers with an aggregate market penetration of 13.0%. We offer digital voice, data and other feature services to our subscribers through our Global System for Mobile Communications, or GSM, General Packet Radio Service, or GPRS, Enhanced Data for GSM Evolution, or EDGE, and Time Division Multiple Access, or TDMA, digital networks. For the year ended December 31, 2005, we had total revenue of $1,179.5 million, net loss applicable to common stockholders of $130.7 million and net loss applicable to common stockholders per common share of $0.90. At December 31, 2005, we had $2,469.5 million of borrowings from notes and stockholders’ equity of $179.9 million.

Competitive Strengths

We believe our competitive strengths include the following:

Substantial Size and Scale.  We are one of the largest rural and suburban providers of wireless communications services in the United States. We believe our scale has enabled us to negotiate favorable prices and other terms from third-party service providers and equipment vendors.

Strong Current Market Position.  We have achieved significant market share by emphasizing digital technology, customer care and a commitment to the local community. We plan to attract additional subscribers by leveraging our GSM/GPRS/EDGE technologies, strategic roaming relationships, local sales channels, diverse service offerings, including national, regional and state-wide rate plans and enhanced data offerings.

Attractive Markets.  Most of our markets have demonstrated positive demographic growth trends and generally have maintained a high population density relative to other rural and suburban markets, which we believe enables us to deploy and operate our network more efficiently. In addition, our markets have an average of four wireless service providers (including us), while larger metropolitan markets typically have six or more wireless service providers. Our markets generally are located near MSAs that have networks operated by our primary roaming partner, Cingular Wireless. We believe penetration in rural and suburban markets is substantially less than in the major metropolitan markets, providing us with additional growth opportunities. We also benefit from the relatively high density of highway and other traffic corridors in most of our markets, which typically generate high roaming activity. Most of our licenses are 850 MHz licenses, which we believe generally provide the most cost-effective platform for delivering service to the end user in our rural and suburban markets.

Advanced Digital Technology.  We continue to increase the capacity and capabilities of our systems to attract additional subscribers, increase the use of our systems by existing subscribers, increase roaming activity and further enhance the overall efficiency of our network. In 2004, we deployed GSM/GPRS/EDGE technology on our network, which enables us to offer enhanced voice and data service plans to our own subscriber base and meet the needs of our roaming partners that utilize GSM/GPRS/EDGE technology.

Established Operating History in Rural and Suburban Markets.  We began providing wireless telephone service in 1990 in Oklahoma and the Texas Panhandle and have since expanded our wireless operations to include systems in rural and suburban markets covering a total population of 11.9 million as of December 31, 2005. We have substantial experience as an operator of wireless systems in rural and suburban markets, which we believe will enhance our future performance.

Proven Acquisition and Integration Capabilities.  We have integrated the operations of numerous acquired wireless systems into our existing operations to achieve economies of scale. We have generated efficiencies from the consolidation and centralized control of pricing, customer service, marketing, system design, engineering, purchasing, financial, administrative and billing functions.

Strategy

The key elements of our strategy are:

Drive ARPU Growth Through GSM/GPRS/EDGE Migration.  We have deployed a GSM/GPRS/EDGE network in all of our markets and are currently marketing primarily GSM/GPRS/EDGE products. Our average monthly revenue per subscriber, or ARPU, for GSM/GPRS/EDGE subscribers has been, and we expect will continue to be, higher than our ARPU for TDMA subscribers as we focus our sales effort on higher ARPU voice plans and enhanced data services. We believe our GSM/GPRS/EDGE product offering provides a more attractive value proposition to our subscribers compared to our TDMA products, offering rate plans with larger home-rate areas, lower per-minute pricing, more advanced handsets and more extensive data services. As of December 31, 2005, 67.4% of our subscribers were using our GSM/GPRS/EDGE network.

Locally Focused Management.  Our local management teams have day-to-day operating authority with the flexibility to respond to individual market requirements. This enables us to tailor our marketing and customer service functions to the local market population. We distribute our products primarily through retail outlets, a direct sales force, independent dealers and third party resellers, all of which foster a strong community presence for our products and operations.

Strategic Roaming Relationships.  We have developed a strategic relationship with Cingular Wireless, which operates wireless systems in urban and suburban areas near our wireless systems. Our new roaming agreement with Cingular Wireless allows our subscribers and the subscribers of Cingular Wireless to roam on each other’s networks at favorable rates. Our roaming agreement with Cingular Wireless designates us as the preferred provider of roaming service in substantially all of our markets where Cingular Wireless and its affiliates do not have a network, and under certain circumstances, provides that we are the exclusive provider of such services in our markets. See “Roaming.” We believe our roaming relationships increase our roaming revenue and allow us to offer our subscribers attractive rate plans that include the footprints of Cingular Wireless and our other roaming partners as “home” territories.

Offer an Advanced Digital Technology.  We have deployed GSM/GPRS/EDGE technology over our entire network. GSM/GPRS/EDGE technology is the digital technology being used by our primary roaming partner, Cingular Wireless, and enables us to provide faster data services and provide our customers with smaller, more functional handsets. We expect that the GSM/GPRS/EDGE technology will enhance our service offerings and allow us to increase the retention of our subscriber base. In addition, we will continue to have the ability to provide roaming service for Cingular Wireless as it continues to convert its subscriber base to service plans utilizing GSM/GPRS/EDGE technology.

Targeted Sales Efforts.  We seek to attract subscribers who will generate high monthly revenue and low churn rates. We believe that our extensive network of local distribution channels and our focus on customer service promote loyalty from our customers and provide us with a competitive advantage over larger wireless providers. We have tailored our marketing and distribution strategy to rely on local distributors in areas where locating a direct retail store might not be cost-effective.

Introduce Enhanced Products and Services.  We will continue to evaluate deployment of new and enhanced products and services on an ongoing basis to provide our customers with access to the best available wireless technology and to enhance our local service revenue. Some of these new technologies and features include wireless e-mail access and Internet access, including BlackBerry® handheld devices, which we launched in late 2004 and are now available in all of our markets.

Superior Customer Service.  We support customer service through our retail stores, our direct sales force and specialized customer service centers that offer 24-hour services seven days a week, as well as web self-care available through our website at www.dobson.net.

Operations

The tables below set forth information with respect to our existing wireless markets as of December 31, 2005 on a consolidated basis. Information with respect to populations in licensed areas is based upon the 2003 population estimates provided by MapInfo Corporation, a location software company. These estimates are adjusted to exclude those portions not covered by our licenses.

The first table details the total licensed population of our cellular licenses (850 Mghz).

Cellular
Licensed
State	Population

Alaska
Anchorage, AK MSA	268,300
AK 1 RSA	91,800
AK 2 RSA	127,400
AK 3 RSA	73,300
Arizona
AZ 1 RSA	168,400
Illinois
Alton, IL MSA	21,800
Kansas
KS 5 RSA	117,000
Kentucky
KY 4 RSA	269,200
KY 5 RSA	167,200
KY 6 RSA	287,000
KY 8 RSA	126,500
Maryland
Cumberland, MD MSA	100,500
Hagerstown, MD MSA	133,500
MD 1 RSA	30,100
MD 3 RSA	209,100
Michigan
MI 1 RSA	202,100
MI 2 RSA	115,300
MI 3 RSA	181,700
MI 4 RSA	144,400
MI 5 RSA	174,400
MI 10 RSA	139,200

Cellular
Licensed
State	Population

Minnesota
Duluth, MN MSA	244,500
MN 2 RSA	32,800
MN 3 RSA	58,700
MN 4 RSA	16,700
MN 5 RSA	217,600
MN 6 RSA	285,200
Missouri
MO 1 RSA	43,200
MO 2 RSA	23,000
MO 4 RSA	73,200
MO 5 RSA	13,700
New York
NY 3 RSA	476,400
NY 5 RSA	395,900
NY 6 RSA	112,100
Orange County, NY MSA	349,800
Poughkeepsie, NY MSA	284,200
Ohio
OH 7 RSA	262,000
OH 10 RSA	62,700
OH 11 RSA	111,500
Youngstown, OH MSA	478,100
Oklahoma
Enid, OK MSA	58,000
OK 2 RSA	49,200
OK 5 RSA(1)	34,500
OK 6 RSA	225,000
OK 7 RSA(1)	118,500
Pennsylvania
Erie, PA MSA	278,200
PA 1 RSA	194,500
PA 2 RSA	85,900
PA 4 RSA	96,600
PA 6 RSA	382,500
PA 7 RSA	217,200
PA 9 RSA	187,100
PA 10 RSA	49,900
Sharon, PA MSA	118,600

Cellular
Licensed
State	Population

Texas
TX 2 RSA(2)	89,000
TX 9 RSA	197,200
TX 10 RSA	346,100
TX 16 RSA	361,700
West Virginia
WV 2 RSA	76,700
WV 3 RSA	264,700
Wisconsin
Eau Claire, WI MSA	150,100
Wausau, WI MSA	127,700
WI 1 RSA	121,800
WI 2 RSA	87,200
WI 3 RSA	146,600
WI 4 RSA	126,800
WI 5 RSA	85,700
WI 6 RSA	34,000

Total Cellular Licensed Pops	11,000,500

The next table details the total licensed population of our Personal Communication Services, or PCS, licenses. However, in several cases, our PCS licenses overlap populations already covered by our cellular licenses described above. Therefore, in many instances, our PCS licenses increase our capacity in the area where we own both cellular and PCS licenses, but do not cause an incremental increase in our total population covered. To clarify, the second table details both the total licensed population of the PCS license and the incremental population provided by owning the PCS license (1,900 Mghz).

	PCS
	Licensed	Incremental
State	Population	Population

Alaska(3)
14 BTA	474,400	—
136 BTA	98,400	—
221 BTA	74,100	—
Kansas
88 BTA	62,600	62,600
Michigan
11 BTA	68,000	—
132 BTA	47,200	—
169 BTA	180,200	125,500
241 BTA	2,500	2,500
307 BTA	139,400	122,200
310 BTA	226,600	178,300
345 BTA	111,800	—
390 BTA(4)	641,400	159,500
409 BTA	58,100	—
446 BTA	255,700	—

	PCS
	Licensed	Incremental
State	Population	Population

Minnesota
119 BTA	416,900	—
Missouri
220 BTA	33,400	33,400
New York
438 BTA(5)	781,900	—
Ohio
122 BTA	111,500	—
484 BTA	478,100	—
Oklahoma
31 BTA	49,200	49,200
311 BTA	65,900	65,900
354 BTA(5)	48,100	—
448 BTA	54,400	54,400
Pennsylvania
131 BTA	278,200	—
287 BTA	88,800	—
416 BTA	118,600	—
Wisconsin
123 BTA	198,000	—

Total PCS Population	5,163,400	853,500

Total Licensed Population		11,854,000

(1)	This market is owned by a partnership, of which Dobson Cellular owns a 65% interest.

(2)	This market is owned by a partnership, of which Dobson Cellular owns a 62% interest.

(3)	Our network does not cover 0.1 million of the incremental population outside of our cellular license coverage area, therefore 0.1 million is not included in our incremental population above.

(4)	Our network does not cover 0.3 million of the incremental population outside of our cellular license coverage area, therefore 0.3 million is not included in our incremental population above.

(5)	Our network does not currently cover these populations. Thus, they are not included in our incremental population above.

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

Our primary service offering is wireless telephone service. We currently offer digital service using both the GSM/GPRS/EDGE digital standard and the TDMA digital standard in all of our wireless markets. In addition, we offer various custom-calling features, including voice mail, call forwarding, call waiting, three way calling, no answer transfer, caller ID, message waiting indicator, sleep mode for longer battery life, voice activated dialing, and mobile originated and mobile terminated short message service. The deployment of GSM/GPRS/EDGE technology allows us to provide more advanced wireless data services, thereby giving our subscribers the ability to access the Internet, to send and receive pictures and video, and to download games and music.

Marketing

The following are key components of our marketing strategy:

Branding.  We offer wireless service under the CELLULARONE® service mark in all of our markets other than western Oklahoma and the Texas Panhandle, where we use and own the service mark DOBSON CELLULAR SYSTEMS®. We believe that we have obtained significant marketing benefits from the high name recognition associated with CELLULARONE®, a widely used service mark. We previously licensed the CELLULARONE® service mark, until we acquired the CELLULARONE® brand in December 2005. We license the CELLULARONE® name to other wireless communications providers. These licensees comprise the Cellular One Group. The mission of the CELLULARONE® advertising program is to focus on promoting the CELLULARONE® trademark for the direct benefit of ourselves, our subsidiaries and our CELLULARONE® licensees. From time-to-time, we may consider alternative brand name strategies and service marks.

Advertising.  Our advertising strategy is focused on establishing a strong local presence with an emphasis on quality network in each of our markets. We direct our media efforts at the market level by advertising in local publications and sponsoring local and regional events. We also use mass media outlets such as television, radio, newspaper, magazine and outdoor advertising, as well as direct marketing, to augment our efforts at the community level.

We focus our marketing programs on attracting subscribers that we believe are likely to generate high monthly revenue. We undertake extensive market research to identify and design marketing programs to attract these subscribers and tailor distinctive rate plans and roaming rates to emphasize the quality, value and advantage of our wireless service. We market our service offerings primarily through our retail stores and our direct sales force. We also market our service offerings through our Internet site and a network of dealers, such as electronics stores, agents and other retailers. In addition to these traditional channels, our marketing team continuously evaluates other, less traditional, methods of distributing our services and products, such as direct mail programs.

Segmented Rate Plans.  We offer our subscribers a diverse array of rate plans, so that each subscriber can choose the plan that best fits that subscriber’s expected calling needs. We focus our offers to take advantage of our GSM/GPRS/EDGE network. Our offerings include our national rate plans, which use our networks, and those of other third party providers, mainly Cingular Wireless, plus regional and state-wide rate plans at a variety of pricing tiers. Our rate plans generally combine a fixed monthly access charge, a designated number of minutes-of-use, per minute usage charges for minutes in excess of the included amount and additional charges for certain custom-calling features. We offer state-wide unlimited plans that allow customers to use their phone as much as they want within the home state and any additional included footprint for a fixed monthly fee. Most of our plans include some features such as voice mail, caller ID, call forwarding and call waiting. These plans offer value to the customer, while enhancing airtime usage and revenue. Our goal is to offer plans that best fit our subscribers’ needs.

Sales and Distribution

We sell and distribute our wireless services, phones and accessories primarily through four distribution channels: our retail stores, independent dealers, direct sales representatives and third party resellers. We train our entire sales force in a manner designed to stress the importance of customer satisfaction. We believe that our sales force is able to select and screen new subscribers and select pricing plans that realistically match subscriber needs, and we compensate our sales force in part based on their success in meeting subscriber needs. For the year ended December 31, 2005, approximately 54% of our gross subscriber additions were added through our retail stores, approximately 19% were added by our independent dealers, approximately 5% were added by our direct sales force and approximately 22% were added by third party resellers.

Retail Stores.  As of December 31, 2005, we have more than 200 retail stores and outlets, most of which handle general customer service matters, including general inquiries, payments and upgrades. Our stores and our well-trained sales staff provide customer-friendly retail environments that are geared toward our customers’ needs by offering a large selection of products and services at convenient locations, which are designed to make the sales process quick and easy for the subscriber.

Independent Dealers.  As of December 31, 2005, we had contracts with approximately 340 independent dealers, or agents. These agents operate approximately 600 retail outlets in our markets. These agents allow us an additional distribution channel by offering our services and equipment through a wide variety of retail outlets, including electronics stores and national/regional retail chains.

Direct Sales.  As of December 31, 2005, we had approximately 105 employees in our direct sales force. In addition to the overall goal of customer satisfaction, our direct sales force focuses on our business users by creating and offering data and productivity solutions to meet their needs.

Resellers.  As of December 31, 2005, we had relationships with three major third party resellers. The relationships involve an agreed upon discounted price for our wireless services, and in return, the resellers market and sell services on our network and provide billing and customer service to the reseller subscribers.

Customer Service

Customer service is an essential element of our marketing and operating philosophy. We seek to attract new subscribers and retain existing subscribers by providing high-quality customer service. A large portion of these services are provided by our national customer service centers, which service all of our markets. At December 31, 2005, we operated three customer service centers, which are located in Oklahoma City, Oklahoma, Duluth, Minnesota and Youngstown, Ohio.

Our customers are able to contact our customer service centers 24-hours a day on a toll-free access number with no airtime charge. We believe that our emphasis on customer service affords us a competitive advantage over our larger competitors. We frequently contact our subscribers in order to evaluate and measure, on an ongoing basis, the quality and competitiveness of our services.

In addition, our customers benefit from local staff in our retail and administrative locations, including local sales representatives, customer service field representatives and technical and engineering staff.

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

Our most significant roaming partner is Cingular Wireless, which accounted for approximately 89% of our roaming traffic for the year ended December 31, 2005 and 91% of our roaming traffic for the year ended December 31, 2004. We have entered into a long-term roaming agreement with Cingular Wireless to provide their subscribers with GSM/GPRS/EDGE and TDMA services when they roam in our markets. This agreement also allows our subscribers to roam outside of our service area on the network of Cingular Wireless at rates we believe to be favorable.

AT&T Wireless was acquired by Cingular Wireless in October 2004 and renamed New Cingular Wireless Services. For purposes of this Form 10-K, we refer to New Cingular Wireless Services and Cingular Wireless collectively as “Cingular Wireless.” On August 12, 2005, our two operating subsidiaries, Dobson Cellular and American Cellular, entered into a new, multi-year roaming agreement with Cingular Wireless, their primary wireless roaming partner, and amended the existing GSM operating agreements with New Cingular Wireless Services. The new agreements amended and/or replaced the (i) GSM Operating Agreement between New Cingular Wireless and American Cellular, dated July 11, 2003; (ii) GSM Operating Agreement between New Cingular Wireless and Dobson Cellular, dated July 11, 2003; (iii) Roaming Agreement for GSM/GPRS between New Cingular Wireless and American Cellular, dated July 11, 2003; (iv) Roaming Agreement for GSM/GPRS between New Cingular Wireless and Dobson Cellular, dated July 11, 2003; (v) Second Amended and Restated TDMA

Operating Agreement between New Cingular Wireless and American Cellular (f/k/a ACC Acquisition LLC under this agreement), dated July 11, 2003; (vi) TDMA Operating Agreement between New Cingular Wireless and Dobson Cellular, dated January 16, 1998; and (vii) Intercarrier Multi-Standard Roaming Agreement between Cingular Wireless LLC and Dobson Cellular, dated January 25, 2002. The new agreements provide for the following:

•	The term of the new roaming agreement expires on August 12, 2009, which extended the term of the old roaming agreements by approximately one year, while the term of each GSM operating agreement is unchanged and expires in mid-2008;

•	Dobson Cellular and American Cellular on one hand and Cingular Wireless on the other hand agreed to mutually lower roaming rates, with Dobson Cellular and American Cellular paying Cingular a flat incollect rate through mid-2009 that is approximately half of the blended rate in previous roaming agreements;

•	The roaming rate structure for payments between Dobson Cellular and American Cellular on one hand and Cingular Wireless on the other hand has been revised from the rate structure in the old agreements and is effective as of April 9, 2005;

•	Dobson Cellular and American Cellular on the one hand and Cingular Wireless on the other hand will continue to mutually prefer one another for roaming through the term of the new roaming agreement;

•	The existing limited exclusivity provision of the GSM operating agreements will remain in effect with minor modifications until June 30, 2008, which we believe will have a minimal impact on revenue;

•	There will be “home-on-home” roaming in areas where Cingular Wireless and Dobson Cellular or American Cellular operate;

•	Dobson Cellular acquired on December 15, 2005, for $6.0 million, 10MHz of PCS spectrum covering 1.1 million Pops, consisting of Youngstown, Ohio and Ohio 11 RSA; and Erie and Sharon Pennsylvania and a portion of the Pennsylvania 1 RSA; and

•	Dobson Cellular and American Cellular may lease additional PCS spectrum. Cingular has assisted us in obtaining leases for up to 10 MHz of spectrum from certain related parties. Dobson Cellular has entered into an agreement to lease 5 MHz of spectrum in counties covering approximately 497,000 Pops and 10 MHz of spectrum in one county covering approximately 89,000 Pops. The parties continue to negotiate terms concerning the specific areas to be covered by any additional spectrum leases. In addition, Cingular has agreed to assist us in obtaining a lease for 10 MHz of spectrum covering approximately 291,000 Pops in Dutchess County in Poughkeepsie NY RSA.

In addition, Dobson Cellular and American Cellular entered in to an agreement with Cingular Wireless whereby Dobson Cellular and American Cellular received from Cingular Wireless approximately $7.8 million in total as a settlement, of which $0.8 million was paid to American Cellular, for prior claims under various agreements between Dobson Cellular and American Cellular on the one hand and the former AT&T Wireless on the other hand, and Dobson Cellular and American Cellular have and will continue to receive certain formula-based residual payments in connection with such settlements through mid-2008 at the latest.

T-Mobile has become another significant roaming partner for us, growing to approximately 7% of our roaming traffic for the year ended December 31, 2005 compared to approximately 5% of our roaming traffic for the year ended December 31, 2004. More importantly, we have entered into a long-term roaming agreement with T-Mobile through 2011, which designates us as the preferred provider of roaming service to their subscribers with GSM/GPRS/EDGE services (and any other successor technology platforms) in substantially all of our markets where T-Mobile and its affiliates do not have a network. This agreement also allows our subscribers to roam outside of our service area on the network of T-Mobile at rates we believe to be favorable.

Billing System

We have contracted with Convergys Corporation for use of their Atlys® billing and customer care systems under a service bureau arrangement. Convergys provides billing for the majority of our subscribers. Convergys handles all the administration and maintenance of the Atlys® application and the associated infrastructure. Convergys and their partners are responsible for the processing and printing of the majority of our customer invoices. On December 29, 2004, we completed the acquisition of the Michigan wireless assets of RFB Cellular, Inc., or RFB. RFB was under contract with VeriSign Telecommunications Services, or VTS, as their billing vendor. VTS only provides billing for the Michigan markets we acquired in this acquisition. These markets are scheduled to merge into the Atlys® billing system on June 30, 2006.

Network Operations

Network Communications Equipment.  Our network communications equipment is provided by a variety of leading network suppliers, including Nortel Networks and Ericsson.

Connection Agreements.  Our wireless network connects to the public-switched telephone network system through local exchange carriers. We have interconnection agreements with BellSouth, SBC (Ameritech, Southwestern Bell), Verizon (Bell Atlantic, GTE), Sprint, and Qwest (US West) and other local exchange carriers within our markets. The expiration dates of these agreements vary from one to three years. Upon expiration, the agreements automatically renew for six months to one year and can terminate upon mutual written consent by either party.

Network Operations.  Our network operations are monitored by regional network personnel and our vendors, who provide monitoring on a real-time basis for items, including alarm monitoring, power outages, tower lighting problems and traffic patterns.

Cell Sites and Transmission Towers.  As of December 31, 2005, we operated 2,561 cell sites, primarily on leased towers and structures. During 2005, we completed a sale and leaseback transaction in which we sold a total of 564 cellular towers. At December 31, 2005, on a consolidated basis and after giving effect to the sale and leaseback transaction, we owned 46 towers.

System Development and Digital Technology

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

Digital Technology.  We have deployed a GSM/GPRS/EDGE network in all of our markets. With this enhanced data network, we offer 28Kb to 36Kb GPRS data speeds and 100Kb to 120Kb EDGE data speeds to our subscribers and to subscribers of our roaming partners. GSM/GPRS/EDGE is the network technology choice for our largest roaming partner, Cingular Wireless.

Our TDMA digital technology divides each channel into three voice circuits providing service to three simultaneous users instead of using the same spectrum for one analog voice circuit. Our digital services include digital voice circuits, short messaging services, message waiting indicator, increased battery life and caller ID services.

Competition

We compete with one or more companies in our markets throughout our regions. In various markets, these companies include Alaska Communications Systems, Alltel, Cingular Wireless, Rural Cellular, Sprint Nextel and its affiliates, T-Mobile, US Cellular, and Verizon Wireless.

Our industry has and continues to experience consolidation among competitors, which has led to a reduction in our total number of competitors. In addition to the October 2004 acquisition of AT&T Wireless by Cingular, Sprint and Nextel Communications, Inc. merged on August 12, 2005 and Alltel completed its purchase of Western Wireless on August 1, 2005.

The telecommunications industry is experiencing significant technological changes, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements and changes in consumer preferences and expectations. Accordingly, we expect competition in the wireless telecommunications industry to be dynamic and intense as a result of competitors and the development of new technologies, products and services. Many of our competitors have been operating for a number of years, operate nationwide systems, currently serve a substantial subscriber base and have significantly greater financial, personnel, technical, marketing, sales and distribution resources than we do. Some competitors have launched or are in the process of launching enhanced data services, such as single carrier radio transmission technology, or 1XRTT, Evolution-Data Optimized, or EV-DO and Universal Mobile Telecommunications System, or UMTS. In addition, the FCC requires all wireless carriers to provide Wireless Local Number Portability, or WLNP for their customers, which enables wireless customers to change wireless carriers and retain their wireless telephone numbers. WLNP may result in an increase in churn throughout the industry.

We compete against other facilities-based cellular carriers, PCS carriers and enhanced specialized mobile radio, or ESMR, carriers in each of our markets. We compete for customers based principally upon price, the services and enhancements offered, the quality of our network, customer service, network coverage and capacity. This competition may increase to the extent that licenses are transferred from smaller, standalone operators to larger, better-capitalized and more experienced wireless operators that may be able to offer consumers certain network advantages.

The FCC has created potential sources of new competition by auctioning additional PCS licenses, as well as licenses for wireless communications services, local multipoint distribution service, 39 GHz service and 220 to 222 MHz service. Further, the FCC has announced plans to auction licenses in the 4.9 GHz and 700 MHz bands that may be usable for mobile services. The FCC has also allocated an additional 90 MHz of spectrum to the Advanced Wireless Service, or AWS, in the 1.7 GHz and 2.1 GHz bands, and adopted service and auction rules for these bands. The FCC has announced that an auction of licenses to use this AWS spectrum will commence on June 29, 2006. In addition, recently passed legislation requires the FCC to auction 60 MHz of spectrum in the 700 MHz band in 2008. The FCC has also initiated a number of rulemaking proceedings to allocate additional spectrum to wireless use, much of which can be licensed for commercial wireless purposes. In the future, we may also compete more directly with traditional landline telephone service providers.

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

The FCC has adopted construction benchmarks for PCS licenses. All 30 MHz broadband PCS licensees must construct facilities that offer coverage to one-third of the population of their respective service areas within five years, and two-thirds of the population within ten years, of their initial license grants, or make a showing of substantial service. All 10 MHz and 15 MHz Block licensees must construct facilities that offer coverage service to 25% of the service area within five years of their initial licenses, or make a showing of substantial service. While the FCC has granted limited extensions and waivers of these requirements, licensees that fail to meet the coverage requirements are subject to forfeiture of the license. We are in compliance with the applicable construction requirements that have arisen for the PCS licenses we currently hold. We expect to meet all future construction requirements as well.

The FCC also has allocated 90 MHz of additional spectrum for AWS in the 1.7 GHz and 2.1 GHz bands, and has announced plans to auction licenses for the AWS spectrum beginning on June 29, 2006. The current band plan for that spectrum calls for 10 and 20 MHz licenses covering a variety of geographic service areas, from those similar to the MSA/RSAs, to large regional areas, so called regional economic area groupings. The FCC is currently considering the structure of that auction and what rules will govern the eligibility of so-called designated entities in that auction, all of which could impact the prices paid for this spectrum.

The FCC generally grants wireless licenses for terms of ten years that are renewable upon application to the FCC. Near the conclusion of the license term, we must file applications for renewal of licenses to obtain authority to operate for an additional ten-year term. If a license is not renewed, then we will be unable to operate on the frequencies covered by the expired license. To date, the FCC has renewed for a new ten-year term each of our licenses for which a renewal application was required. If the FCC were to find, after appropriate notice and hearing, that good cause existed, the FCC may deny our license renewal applications. However, the FCC will award renewal expectancy to us if we meet certain standards of past performance. If we receive renewal expectancy for our cellular licenses, the FCC will renew our existing cellular licenses without accepting competing applications. If we receive a renewal expectancy for our PCS licenses, our licenses would likely be renewed even if a competing application was filed by another party. To receive renewal expectancy, we must show that we have provided “substantial” service during our past license term and have substantially complied with applicable FCC rules and policies and the Communications Act. The FCC defines “substantial” service as service which is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal. If a licensee does not receive renewal expectancy, then the FCC will accept competing applications for the license, subject to a comparative hearing; and

the FCC may award the license to another entity. To our knowledge, we have satisfied the “substantial service” standard in all of our markets for which a renewal application will be required within the next two years.

The FCC may deny applications for FCC authority and in extreme cases revoke licenses, if it finds that an entity lacks the requisite “character” qualifications to be a licensee. In making this determination, the FCC considers whether an applicant or licensee has been the subject of adverse findings in a judicial or administrative proceeding involving felonies, the possession or sale of unlawful drugs, fraud, antitrust violations or unfair competition, employment discrimination, misrepresentations to the FCC or other government agencies, or serious violations of the Communications Act or FCC regulations. To our knowledge, there are no activities and no judicial or administrative proceedings involving either the licensees in which we hold a controlling interest or us that would warrant such a finding by the FCC.

Cellular and PCS providers also must satisfy a variety of FCC requirements relating to technical and reporting matters. One requirement of cellular providers is the coordination of proposed frequency usage with adjacent cellular users, permittees and licensees in order to avoid interference between adjacent systems. In addition, the height and power of cellular base station transmitting facilities and the type of signals they emit must fall within specified parameters. PCS providers may not exceed a certain field strength limit at the market boundary without the consent of the neighboring PCS licensee. In 2004, the FCC released an order addressing ways of reducing interference caused to public safety radio licensees in the 800 MHz band by enhanced specialized mobile radio, or ESMR, services (such as those offered by Sprint Nextel and its affiliates) and, more rarely, by cellular and other commercial mobile radio service, or CMRS, carriers operating within licensed parameters. The order places certain obligations on both ESMR and cellular providers to abate “unacceptable interference” caused to public safety communications to the extent such interference, even if in part, is caused by the SMR or cellular providers. Under certain conditions, ESMR and cellular providers may also need to provide prior notice of new cell site construction or modification. The new regulatory mandates could increase our costs. Furthermore, the order changed ESMR spectrum assignments and provided for an assignment of 10 MHz of spectrum in the 1.9 GHz band to Sprint Nextel that may enhance the ability of ESMR service providers to compete with us.

In September 2002, the FCC removed or significantly reduced the impact of many outdated cellular rules, eliminated a number of technical requirements and granted additional technical and operational flexibility. Among the changes is a phase-out over a five-year period, which commenced on February 18, 2003, of the requirement that all cellular carriers provide analog service throughout their territory. These new rule changes have enabled us to operate more efficiently and to utilize our licensed spectrum more effectively in providing services that meet our customers’ requirements. The phase-out of cellular analog service is tied, in part, to accommodating the needs of the hearing impaired and their ability to utilize hearing aids with digital wireless phone service. In this regard, the FCC adopted an order in August 2003 requiring digital wireless phone manufacturers and providers of digital wireless services, such as ourselves, to take steps to develop and offer digital wireless handsets that are compatible with hearing aid devices. Based on a 2005 interpretation by the FCC of those requirements, we are currently in compliance with those requirements.

The FCC also regulates a number of other aspects of the cellular business. Federal legislation enacted in 1993 requires the FCC to reduce the disparities in the regulatory treatment of similar mobile services, such as cellular, PCS and ESMR services. Under this regulatory structure, the FCC regulates us as a common carrier. The FCC, however, has exempted cellular and PCS offerings from some typical common carrier regulations, such as tariff and interstate certification filings, thereby allowing us to respond more quickly to our competition in the marketplace. The 1993 federal legislation also preempted state rate and entry regulation.

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

The FCC requires PCS licensees to coordinate their frequency usage with co-channel or adjacent channel incumbent fixed microwave licensees in the 1850-1990 MHz band. If a PCS licensee intends to turn on a station within the interference range of the incumbent microwave licensee, the PCS licensee may then require the incumbent to either cease operations or relocate itself to alternate facilities at the incumbent’s own expense provided that the PCS licensee first gives the incumbent with no less than six months written notice to vacate. Accordingly, if the proposed PCS facility will potentially interfere with the operations of an incumbent fixed microwave system, then construction of the facility may be delayed, which in turn, may hinder a PCS licensee’s ability to respond to competitive pressure in the marketplace for additional sites.

Federal Ownership Restrictions.  The FCC no longer restricts an entity’s ability to own interests in both cellular frequency blocks in an MSA or RSA market (the so-called “cellular cross interest rule”). Moreover, the FCC no longer enforces a particular limit on the amount of CMRS spectrum in which an entity may hold an attributable interest (formerly known as the “spectrum cap”). The FCC now engages in a case-by-case review of transactions that would raise concerns similar to those that the cellular cross interest rule and the spectrum cap were designed to address. We believe these changes adopted by the FCC could further increase the ability of wireless operators to attract capital or to make investments in other wireless operators. In the absence of any clear FCC guidelines, there is no guarantee that we will be able to acquire spectrum in the future if it overlaps with our existing spectrum holdings and results in a significant aggregation of spectrum. Further, the FCC now permits licensees to lease spectrum under certain conditions. Spectrum leasing provides additional flexibility for wireless providers, including us, to structure transactions, along with additional business and investment opportunities. We have availed ourselves of spectrum leasing opportunities where they have served a purpose for us.

The FCC may prohibit, or impose conditions on, transfers of licenses. The Communications Act requires prior FCC approval for substantive, non-pro forma transfers or assignments to or from us of a controlling interest in any license or construction permit, or of any rights there under. Although we cannot ensure that the FCC will approve or act in a timely fashion upon any future requests for approval of applications that we file, we have no reason to believe that the FCC would not approve or grant such requests or applications in due course. Because an FCC license or a spectrum lease right in an FCC license, is necessary to lawfully provide cellular or PCS service, if the FCC were to disapprove any such filing our business plans would be adversely affected.

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

The Communications Act includes provisions that authorize the FCC to restrict the level of ownership that foreign nationals or their representatives, a foreign government or its representative or any corporation organized under the laws of a foreign country may have in us. The law permits indirect ownership of as much as 25% of our equity without the need for any action by the FCC. If the FCC determines that the public interest would be so served, it may revoke licenses or require an ownership restructuring in the event that such ownership exceeds the statutory 25% benchmark. The FCC generally permits, however, additional indirect ownership in excess of the statutory 25% benchmark where that interest is to be held by an entity or entities from member countries of the World Trade Organization. However, even for these types of investment, the FBI, Department of Justice, and Department of Homeland Security often require the execution of agreements ensuring that foreign investment would not affect law enforcement access to necessary telecommunications facilities. For investors from countries that are not members of the World Trade Organization, the FCC will determine whether the home country of the foreign investor extends reciprocal treatment called “equivalent competitive opportunities” to U.S. entities. If these opportunities do not exist, the FCC may not permit investment beyond the 25 percent benchmark. While these restrictions could adversely affect our ability to attract additional equity financing, we have no knowledge that any foreign entity directly or indirectly owns a significant percentage of our capital stock, or that our ownership, as a whole, exceeds the statutory maximum. However, as a publicly-traded company, we cannot know the exact amount of our stock that is held by foreign entities.

General Regulatory Obligations.  The Communications Act and the FCC’s rules impose a number of requirements upon cellular and PCS licensees. These requirements could increase our costs of doing business.

We are obligated to pay annual regulatory fees and assessments to support the FCC’s regulation of the cellular and PCS industries, as well as fees necessary to support federal universal service programs, number portability regional database costs, centralized administration of telephone numbering, telecommunications relay service for the hearing-impaired and application filing fees. Some of these fees may be recoverable from our subscribers, in whole or in part, as separate line-item charges.

The FCC has adopted requirements for cellular, PCS and other CMRS providers to implement basic and enhanced 911, or E-911, services. These services provide state and local emergency service providers with the ability to better identify and locate 911 callers using wireless services, including callers using special devices for the hearing impaired. Because the implementation of these obligations requires the availability of certain facilities for the local emergency services provider, our specific obligations are set on a market-by-market basis as emergency service providers request the implementation of E-911 services within their locales. The FCC permits carriers to use either of two technical solutions to meet their E-911 obligations: handset-based solutions that typically utilize a Global Positioning System (GPS) chip embedded in each handset to provide 911 call centers with the geographic coordinates of the caller; and network-based solutions that utilize indirect data from the wireless infrastructure, such as triangulation or other techniques, to derive the caller’s geographic coordinates. Because manufacturers of GSM handsets to date have not produced a handset-based solution for carriers like us that utilize GSM technology, we are compelled to use a network-based E-911 solution in all of our GSM networks. Because of their reliance on indirect data, network-based solutions have performance limitations in achieving FCC-mandated levels of accuracy, particularly in rural areas such as those we serve, where the low density of cell sites is a limiting factor for network-based solution’s location data collection capability. We are currently constructing facilities to implement these capabilities in our markets, although we may be unable to meet all of the requirements imposed by the FCC or meet them on a timely basis, and we cannot state at this time what relief from these regulations may be required, or whether the FCC or the local public safety authorities would grant such relief if we request that they do so. Moreover, we have acquired systems that were operating with CDMA technologies that utilized a handset-based E-911 solution. Until we complete the planned GSM overlay in such markets and turn off the CDMA networks, we are subject to FCC requirements governing handset-based E911 solutions in those markets. In December 2005 we filed a request for waiver of the December 31, 2005 deadline for meeting certain regulatory requirements dealing with the level of customer penetration for certain types of handsets. Our request is still pending at the FCC. Although filing a timely request for waiver does not excuse noncompliance with the FCC’s E911 rules, subsequent to December 31, 2005, the FCC has granted several requests by other carriers for waiver of the same deadline, which also were filed before the deadline, without any indication in those grants that the filing party was subject to enforcement sanctions for the time between the deadline and the grant. We cannot guarantee that the FCC will act in a similarly favorable fashion on our waiver request.

The extent to which we are required to deploy E-911 services will affect our capital spending obligations. The FCC in 1999 amended its rules to eliminate a requirement that carriers be compensated for E-911 costs and expanded the circumstances under which wireless carriers may be required to offer E-911 services. Federal legislation enacted in 1999 may limit our liability for uncompleted 911 calls to a degree commensurate with wireline carriers in our markets.

Under certain circumstances, federal law also requires cellular and PCS carriers to provide law enforcement agencies with capacity and technical capabilities to support lawful wiretaps. We obtained an interim waiver of these requirements through the period that ended November 19, 2003 for packet-mode services and have requested an additional extension of this waiver through December 31, 2006. Federal law also requires compliance with wiretap-related record-keeping and personnel-related obligations. The FCC has initiated a rulemaking proceeding which may result in new costs and obligations with respect to our packet-mode and other IP-based services. Maintaining compliance with these wireless 911 and law enforcement wiretap requirements may impose additional capital obligations on us to make necessary system upgrades.

Because the availability of telephone numbers is dwindling, the FCC has changed the way that telephone numbers generally are allocated through “number pooling” rules. Number pooling is only mandatory at this point within the wireline rate centers located in counties that are included in the “Top 100 MSAs” as defined by the FCC’s rules. A number of our markets may be partially or wholly contained within the Top 100 MSAs. Further, many states have filed petitions seeking authority to require number pooling outside the top 100 MSAs as well. We have expended capital preparing for number pooling in these markets as well as preparing to support the roaming of pooled numbers into our markets. The FCC also has authorized states to initiate limited numbering administration to supplement federal requirements. Some of the states in which we provide service have been so authorized.

In addition, the FCC has ordered all carriers, including wireless carriers, to adopt a method for providing customers with telephone number portability, i.e., the ability to keep their telephone numbers when they change telecommunications carriers, either wireless to wireless or, in some instances, wireline to wireless, and vice versa. Under the wireless local number portability rules, CMRS carriers are required to port their telephone numbers, provided that they have received a request from another carrier to do so. In addition, all CMRS carriers have been required since November 24, 2003 to support roaming nationwide for customers with ported or pooled numbers. These number portability requirements have resulted in added capital expenditures for us to make necessary system changes. We have received number portability requests in many of our markets and have met deadlines, as applicable.

The FCC currently requires all CMRS carriers to provide manual roaming capability upon request to any subscriber in good standing to the services of another carrier while such subscriber is located within any portion of the licensee’s licensed service area if such subscriber is using mobile equipment that is technically compatible with the licensee’s service offering; so-called manual roaming requires the roaming subscriber to individually establish a relationship with the host carrier on whose system he or she wants to roam in order to make a call. By contrast, most carriers have created relations with other carriers with compatible technology to allow their subscribers to have automatic roaming, i.e., to originate or terminate a call when they are outside their home territory without taking any special actions. We have agreements with carriers, including Cingular, that provide for automatic roaming for GSM/GPRS/EDGE and TDMA services for roaming subscribers in our markets and that allow our subscribers to roam on the networks of these same carriers when roaming outside of our service area. Such automatic roaming agreements allow us to provide attractive nationwide service offerings to our subscribers. The FCC has initiated a rulemaking to consider whether to require all CMRS carriers to provide automatic roaming to every other carrier and whether to eliminate the manual roaming requirement. If the FCC adopts an automatic roaming requirement, competitive pressures on us may increase because our current non-nationwide competitors may be better able to provide nationwide service offerings using automatic roaming.

The FCC has adopted rules to govern customer billing by CMRS providers and has extended certain billing rules applicable to landline carriers to CMRS carriers. The FCC permits CMRS carriers to use line-item charges on bills to recover certain FCC-related regulatory costs and has preempted state regulation requiring or prohibiting the use of line-item charges. The FCC has also initiated a rulemaking proceeding to determine what costs can be recovered through certain designated line-item charges and the descriptions used for such line-item charges. The outcome of the rulemaking proceeding could increase the complexity and costs of our billing processes and/or limit the manner in which we bill for services.

The FCC has initiated a proceeding to consider a request for a declaratory ruling on whether states can regulate a wireless carrier’s imposition of early termination fees upon subscribers that prematurely terminate their long-term service agreements that include such fees. An adverse ruling in this proceeding could lead to increased regulation of such fees, or restrictions on the use of such fees, by the states, which could negatively affect our ability to assess such fees in the states where we operate.

The FCC is required to implement policies that mandate local exchange carriers to pay reciprocal compensation for the exchange of traffic with other carriers, including CMRS carriers such as us, at rates more closely related to cost. In a rulemaking proceeding pertaining to interconnection between local exchange carriers, or LECs, and CMRS providers such as us, the FCC concluded that LECs are required to compensate CMRS providers for the reasonable costs incurred by these providers in terminating traffic that originates on LEC facilities, and vice versa. Moreover, the FCC amended its rules, effective April 29, 2005, to clarify on a prospective basis that LECs must establish rates for terminating the traffic of a CMRS provider over the LEC’s facilities through negotiations with the CMRS provider and not through a tariff. The FCC is also currently considering changes to LEC-CMRS interconnection and other so-called “intercarrier compensation” schemes, and the outcome of the proceeding may affect the manner in which CMRS carriers are charged or compensated for such traffic. In 2003, the FCC ruled that CMRS carriers such as ourselves cannot order “dedicated transport” facilities and at unbundled network element, or UNE, prices from LECs for connections from our wireless base stations and switches to the LEC’s telephone network. In 2005, the FCC made clear that CMRS providers also cannot order transport between LEC facilities on an unbundled basis at UNE prices.

The FCC has adopted rules that require interstate communications carriers, including cellular and PCS carriers, to “make an equitable and non-discriminatory contribution” to a Universal Service Fund, or USF, that reimburses communications carriers that provide basic communications services to users who receive services at subsidized rates. We have made such payments as the FCC has required. The FCC retains the right to audit our universal service filings and, as a result of such an audit, to require additional payments. The FCC initiated a rulemaking proceeding in which it solicited public comment on ways of reforming both the manner by which it assesses carrier contributions to the Universal Service Fund and the way in which carriers may recover their costs from customers. The FCC’s rules currently require that, to the extent that a carrier recovers the costs of USF contributions from its subscribers in a separate line-item charge, the charge not exceed the assessment rate that the carrier pays times the proportion of interstate telecommunications revenue on the bill. We comply with these requirements, which have had and will continue to have an impact on our ability to recover our administrative costs for administering our participation in the program.

Wireless carriers may be designated as “Eligible Telecommunications Carriers,” or ETC, and, if designated, may receive universal service support for providing service to consumers that reside in certain high cost areas. Support is available on both the federal and state level. Application for ETC status is generally made to the state public service commission. However, certain states have deferred designation in their state to the FCC. Other wireless carriers operating in states where we offer service have obtained or applied for ETC status. Such other carriers’ receipt of universal service support funds may affect our competitive status in a particular market. We have applied for federal ETC designation in certain states in which we provide wireless service to qualifying high cost areas. We have been so designated in certain areas of Alaska, Kentucky, Michigan, Minnesota, Oklahoma, Texas and Wisconsin. We also have applications pending in New York and for additional areas in Oklahoma. Some designation proceedings can be lengthy and/or adversarial, and could result in increased regulatory obligations. We are contemplating whether to apply in other states, and if so, where else to apply. Success in obtaining ETC status may make available to us an additional source of revenue that would be used to provide, maintain and improve the service we provide in those high-cost areas, but also might impose additional regulatory obligations.

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

There are restrictions on a telecommunications carrier’s use of customer proprietary network information (CPNI) for marketing and other purposes without prior customer approval. Given our current marketing activities, these rules have limited potential to impose upon us new costs, obligations or burdens. The FCC, however, has recently initiated a rulemaking to consider additional requirements for the handling, safeguarding and use of CPNI that could, if adopted, increase our regulatory obligations and the costs of providing service to our customers.

Telecommunications carriers are required to make their services accessible to persons with disabilities. The FCC’s rules implementing these requirements generally require service providers to offer equipment and services that are accessible to and usable by persons with disabilities, if readily achievable, and to comply with complaint/grievance procedures for violations of these provisions. These rules are largely untested and are subject to interpretation through the FCC’s complaint process. While much of the focus of these rules is on the manufacture of equipment, we could be subject to the imposition of costly new requirements and, if found to have violated the rules, be subject to fines as well. As a related matter, the FCC has required CMRS providers to begin selling hearing aid-compatible phones beginning on September 16, 2005. In advance of the September deadline, the FCC decided that until August 1, 2006, it will base the hearing aid-compatibility rating of dual-mode GSM handsets on their operation in the 1900 MHz band only and not in the 850 MHz band. We rely on this temporary waiver relief to comply with the FCC’s handset offering requirements, because GSM handsets that meet the FCC’s rating standard (ANSI C63.19) when operated in the 850 MHz band are not commercially available. Unless the FCC’s rating standard is modified or manufacturers are able to produce GSM handsets that satisfy the current standard when operated in the 850 MHz band, GSM providers, like us, will not be able to meet the FCC’s handset offering requirements after the temporary relief ends on August 1, 2006. Moreover, starting September 18, 2006, the FCC will require mobile service providers to include in their handset offerings a certain number of handsets that meet inductive coupling requirements with hearing aids. Our ability to satisfy this new requirement will depend on the ability of manufacturers to produce compliant handsets. Failure to comply with the hearing aid-compatibility requirements could result in FCC fines.

The FCC has determined that interexchange (long distance) service offerings of CMRS providers are subject to the rate averaging and rate integration requirements of the Telecommunications Act. Rate averaging requires us to average our long distance CMRS rates between rural and high-cost areas and urban areas. Rate integration requires providers of interexchange services to provide such services to its subscribers in each state at rates no higher than the rates charged in any other state. The FCC has delayed implementation of the rate integration requirements with respect to wide area rate plans pending further reconsideration of its rules, and has delayed the requirement that CMRS carriers integrate their rates among CMRS affiliates. Other aspects of the FCC’s rules have been vacated by the United States Court of Appeals for the District of Columbia, and are subject to further consideration by the FCC. There is a pending proceeding in which the FCC will determine how rate integration requirements apply to CMRS offerings, including single-rate plans. To the extent that we offer services subject to these requirements, our pricing flexibility is reduced, and there is no assurance that the FCC will decline to impose these requirements on us and/or across our various CMRS affiliates.

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

The FCC requires wireless carriers to report major network outages. The reporting requirements apply to switches, fiber, microwave radios, E-911, SS7 networks, satellite and other special outages if they meet a certain threshold. Other utility companies, such as wireline companies, have been under such reporting requirements for some time. The FCC uses the reported information to understand the nature of major outages and for the creation of industry standards to mitigate future outages. As a result, we have implemented internal procedures to identify reportable outages and to ensure that we comply with these reporting obligations. The FCC has also initiated a rulemaking to consider whether to expand Emergency Alert System (EAS) obligations that have traditionally applied to broadcasters to other technologies, including wireless. EAS is a national public warning system that, together with other emergency notification mechanisms, is part of an overall public alert and warning system, under the jurisdiction of the Federal Emergency Management Agency. If EAS obligations are expanded to CMRS carriers, then our obligations, operating costs, and regulatory burdens will increase.

State, Local and Other Regulation.  States and localities assess taxes and fees on wireless carriers such as us, and these taxes and fees may equal or even exceed federal obligations. The Communications Act, however, preempts state or local regulation of the market entry of, or the rates charged by, any CMRS provider, which include cellular telephone service and PCS providers. As a practical matter, we are free to establish rates and offer new products and service with a minimum of regulatory requirements. The states in which we operate maintain nominal oversight jurisdiction; a few states still require notification when we acquire or transfer licenses. Most states still maintain some form of jurisdiction over customer complaints as to the nature or quality of services and as to billing issues. Under the Communications Act, states also may continue to regulate “other terms and conditions” of wireless service, and a number of state authorities have initiated actions or investigations of various wireless carrier practices. Although the outcome of these proceedings is uncertain, the resulting decisions could require us to change certain of our marketing practices and ultimately increase state regulatory authority over the wireless industry. Moreover, as part of a rulemaking proceeding, the FCC is evaluating the proper statutory interpretation of “other terms and conditions” and the delineation of the separate roles of state and federal regulation that may either increase or decrease the states’ ability to regulate CMRS providers.

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

We cannot ensure that any state or local regulatory requirements currently applicable to our systems will not be changed in the future or that regulatory requirements will not be adopted in those states and localities that currently have none. Such changes could impose new obligations on us that would adversely affect our operating results.

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

Employees and Dealers

As of December 31, 2005, we had approximately 2,445 full-time employees. We consider our employee relations to be good. In addition, as of that date, we had relationships with approximately 340 independent dealers or agents. Those agents operate approximately 600 retail outlets in our markets. These agents allow us a third distribution channel by offering our services and equipment through retail outlets, including electronics stores and national/regional retail chains.

Available Information

Copies of our Annual Report on Form 10-K, Quarterly reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website (www.dobson.net) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. Our SEC filings are also available from the SEC’s web site at: http://www.sec.gov. The reference to our website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this report.

Item 1A.	Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal and regulatory risks. The following are some of the more significant factors that could affect our business and our results of operations. We caution the reader that the list of factors may not be exhaustive. Other factors may exist that we cannot anticipate or that we do not consider to be significant based on information that is currently available.

We have a history of net losses and a history of being highly leveraged. We may incur additional losses in the future and operating results have and could continue to fluctuate significantly on a quarterly and annual basis. Also, we may need to obtain further financing or refinance current debt, which may or may not be available to us on acceptable terms.

We sustained losses from continuing operations of $121.6 million for the year ended December 31, 2005, $52.1 million for the year ended December 31, 2004 and $50.7 million for the year ended December 31, 2003. We may incur additional losses during the next several years while we continue to expend funds to develop our wireless systems and grow our subscriber base.

In addition, our future operating results and cash flows will be subject to quarterly and annual fluctuations due to many factors, some of which are outside of our control. These factors include increased costs we may incur in connection with the further development, expansion and upgrade of our wireless systems, and fluctuations in the demand for our services. We cannot assure you that we will achieve or sustain profitability.

At December 31, 2005, our total indebtedness was $2,469.5 million and at December 31, 2004, our total indebtedness was $2,456.1 million. We may need additional borrowings to operate our business or we may have to refinance our current notes at their final maturities. We cannot assure you that we will be able to obtain needed financing or refinance current debt, if that were to be needed to maintain our business strategy.

We depend on roaming revenue for a substantial portion of our total revenue. If our long-term roaming agreements are terminated or the terms of such arrangements become less favorable to us, or the amount of roaming traffic under these agreements decrease materially, our business could be harmed.

Our roaming revenue accounted for approximately 22% of our operating revenue for the year ended December 31, 2005, 20% of our operating revenue for the year ended December 31, 2004 and 27% of our operating revenue for the year ended December 31, 2003. Cingular Wireless accounted for the vast majority of our roaming minutes-of-use and roaming revenue for these periods. On August 12, 2005, we entered into a new roaming agreement with Cingular Wireless. See “Business-Roaming.” At times, we have experienced, and may in the future experience, declines in our roaming traffic as a result of our roaming partners limiting the ability of their subscribers to roam on our network, particularly in areas where they also provide wireless services. The loss of this roaming traffic could adversely affect our results. With the exception of certain provisions of our operating agreements with Cingular Wireless, generally our roaming agreements do not prohibit our roaming partners from competing directly with us in our markets. Cingular Wireless’ GSM network covers approximately 38% of our covered Pops.

Cingular Wireless may terminate our preferred roaming provider status if we fail to maintain certain technical and quality standards or if we experience a change in control (as defined in our roaming agreement). Our roaming agreement with Cingular Wireless is scheduled to expire on August 12, 2009 and the noncompetition provisions are scheduled to expire June 30, 2008. Cingular Wireless may terminate the noncompetition provisions of our operating agreements if we (a) fail to timely complete our build-out of our GSM network, (b) fail to meet certain technical and quality standards or (c) otherwise breach our agreements with it. To the extent Cingular Wireless terminates our preferred roaming status, enters into preferred roaming agreements with our competitors or competes against us in our markets, it may materially adversely affect our roaming revenue.

Our roaming partners may terminate their agreements with us if our quality of service does not continue to meet designated technical and quality standards or if we are unable to control fraudulent use. Moreover, we cannot assure you that any of our roaming agreements will not be terminated or renegotiated on terms that are less favorable to us. In addition, these agreements provide for scheduled declining roaming rates over the next several years.

In addition, the loss of subscribers by Cingular Wireless could adversely affect our revenue because their loss of customers means that there may be fewer subscribers to roam on our networks.

We may experience a high rate of customer turnover, which would adversely affect our financial performance.

Due to significant competition in the industry and general economic conditions, among other things, an increase in our churn rate may occur and our future rate of customer turnover may be higher than our historical rate or projections. A high rate of customer turnover adversely affects our competitive position, liquidity, results of operations and costs of, or losses incurred in, obtaining new subscribers, especially because we subsidize a significant portion of the costs of initial purchases of handsets by new customers. Factors that may contribute to higher churn include inability or unwillingness of customers to pay resulting in involuntary deactivations, customer mix and credit class, and, in particular, sub-prime credit class customers, customer credit terms, deposit requirements for sub-prime customers, number of customers receiving services under contracts with terms of a year or greater, attractiveness of competitors’ products, services and pricing, network coverage and performance relative to competitors, customer service, and other competitive factors, including the implementation by the FCC of wireless local number portability, or WLNP.

WLNP, allows customers to keep their wireless phone number when switching to a different service provider. We implemented WLNP in all of our markets by the FCC deadline date of May 2004, but portability problems resulting from other carriers’ actions may nevertheless adversely affect us and/or our customers or prospective customers. Our customer churn has increased recently which we believe is due in part to the impact of WLNP. We anticipate WLNP will continue to adversely affect our churn rate and may also increase price competition. We may be required to grant promotional credits, subsidize product upgrades, and/or reduce pricing to match competitors’ initiatives and to retain customers, which could adversely impact our operating results.

The wireless industry is experiencing rapid technological change, and we may lose customers if we fail to keep up with these changes.

The wireless telecommunications industry is experiencing significant technological change, as evidenced by the ongoing improvements in the capacity and quality of digital technology, the development and commercial acceptance of advanced wireless data services, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. We may lose customers if we fail to keep up with these changes.

We depend on roaming partners to provide service for our subscribers who travel outside of our coverage areas.

We rely on agreements with other wireless communications service providers to provide roaming capabilities to our customers in the areas of the United States that our network does not serve. We may not be able to obtain or maintain roaming agreements with other providers on terms that are acceptable to us. In addition, the quality of service that a wireless provider delivers during a roaming call may be inferior to the quality of service we provide, the prices of a roaming call may not be competitive with prices of other wireless providers for such call, and our customers may not be able to use any of the advanced features, such as voicemail notification, that are available within our network.

We are controlled by Dobson CC Limited Partnership through its ownership of our Class B common stock.

As of December 31, 2005, Dobson CC Limited Partnership, or DCCLP, owned shares of our common stock representing approximately 56.9% of the total voting power of our outstanding common stock. Under the federal securities laws, we are deemed to be controlled by Everett R. Dobson and Stephen T. Dobson. DCCLP will be able to control the election of a majority of the members of our board of directors and the vote on substantially all other matters, including significant corporate transactions such as the approval of a merger or other transactions involving a sale of us. The interests of DCCLP may conflict with the interests of our other security holders. DCCLP may take action it believes will benefit its equity investment in us even though such actions might not be in your best interests as a holder of our Debentures or Class A common stock.

ETC revenues are growing considerably as we gain ETC status in more states, however, if rulings were made to change the current calculation or allocation of ETC revenues, it could have an adverse effect on our financial results.

We have applied for and been granted ETC designation in certain states in which we provide wireless service to qualifying high cost areas. Success in obtaining and maintaining ETC status has and may continue to make available to us an additional source of revenue that would be used to provide, maintain and improve the service we provide in those high-cost areas. However, if changes to the current calculation or allocation of ETC revenues were to be made, it could have an adverse effect on our revenues and thus, our financial results.

We face intense competition from other wireless providers.

The wireless telecommunications industry is highly competitive. The viability of our business will depend upon, among other things, our ability to compete with other providers of wireless telecommunications services, especially on price, reliability, quality of service, availability of voice and data features and customer care. In addition, the pricing of our services may be affected by competition, including the entry of new service providers into our markets. Some of the providers with which we compete have significant infrastructure in place and have been operational for many years with substantial existing subscriber bases and may have greater capital resources than we do.

As the FCC continues to allocate spectrum to new entrants, we will face new competitors for both mobile and fixed telecommunications services. We will also compete with resellers of wireless communications services in each of our markets. We expect competition in the wireless telecommunications industry to be dynamic and intense as a result of the entrance of new competition, the development and deployment of new technologies, products and services, changes in consumer preferences and demographic trends. With many of our competitors targeting the same customers, we may not be able to attract and retain customers and grow our customer base.

In addition, market prices for wireless services have declined over the last several years and may continue to decline in the future due to increased competition. While we try to maintain or grow our ARPU, we cannot assure you that we will be able to do so. We expect significant competition among wireless providers to continue to drive service and equipment prices lower. This may lead to increasing movement of customers between competitors. If market prices continue to decline it could adversely affect our revenue, which would have a material adverse effect on our financial condition and results of operations. The wireless industry is also experiencing significant technological change. Cable companies and other competitive carriers are providing telecommunications services to the home, and of these, some carriers are providing local and long distance voice services using Voice over Internet Protocol, or VoIP. In particular circumstances, these carriers may be able to avoid payment of access charges to local exchange carriers for the use of their networks on long distance calls. Cost savings for these carriers could result in increased competition for telecommunications services for both the wireless and wireline industry. As a result of these changes, the future prospects of the wireless and wireline industry and the success of our services remain uncertain.

Our implementation of a new technology has resulted in network capacity constraints, heightened customer churn and increased costs.

Our current networks primarily utilize two distinct digital voice technologies GSM/GPRS/EDGE and TDMA. GSM/GPRS/EDGE has become the predominant global standard. Beginning in 2004 and continuing through 2005, we deployed GSM/GPRS/EDGE technology in all of our networks. However, we have experienced and may continue to experience general periodic technical difficulties and network coverage issues as we further upgrade and enhance our GSM/GPRS/EDGE technology, which may adversely affect the reliability of our network and the quality of our service. In addition, we have expended, and may need to continue to expend additional capital to address these reliability issues, which may include costs associated with engineering, additional equipment and the need for additional spectrum in certain markets. These costs may be significant. As customers migrate from TDMA to GSM/GPRS/EDGE service, some have perceived shortcomings in the coverage and quality of GSM/GPRS/EDGE service which in some cases has led them to switch from our service to the offerings of a competitor, thereby increasing our churn rate. Increased churn rates, as described above, may adversely affect our revenues and profitability and may damage our reputation, which could affect our ability to attract new subscribers. In addition, network quality issues could affect our roaming arrangements. We have experienced network capacity constraints relating to the migration of our TDMA customers to GSM/GPRS/EDGE and continue to attempt to address these issues. To the extent we are required to spend significant amounts on our network, we will have less money available for marketing and subscriber acquisition activities, which would affect the number of new subscribers.

Our transition from TDMA to next generation technologies could continue to have a negative impact on customer satisfaction and retention and our financial results.

We have completed overlaying GSM/GPRS/EDGE networks on our existing TDMA networks, and our customers using TDMA handsets have been migrating to handsets using the upgraded technology. As these customers continue to migrate and as roaming usage by our roaming partners’ GSM/GPRS/EDGE or TDMA customer’s increases, we must allocate spectrum and capacity based on anticipated customer usage of the existing and new technologies. If we do not allocate spectrum and capacity appropriately, our service quality could continue to suffer, and our customer satisfaction and retention could continue to decrease, which could have an adverse effect on our results of operations. In addition, as our current customers continue to migrate from TDMA handsets to GSM/GPRS/EDGE handsets, our cost of equipment may increase as a result of increases in handset subsidies that we give to subscribers purchasing new handsets. In addition, transitioning spectrum capacity from TDMA networks to GSM/GPRS/EDGE networks also leads to increases in equipment costs. In certain markets, we may need additional spectrum. We cannot assure you that additional spectrum will be available on acceptable terms or that we will have sufficient sources of financing.

Further, reliance on our customer service functions may increase as we upgrade our wireless systems. Our inability to timely and efficiently meet the demands for these services could continue to lead to customer dissatisfaction and decreased retention. We may also experience increased billing and technical support costs as a result of maintaining both TDMA and upgraded networks in our service areas, which would adversely affect our results of operations.

Our choice for the next generation of technology, EDGE, is a new technology and could quickly become obsolete and/or not commercially accepted, which could result in a delay in offering new services.

New high-speed wireless services are now being offered by wireless carriers in the United States. These services combine the attributes of faster speed, greater data capability, better portability and greater functionality than services provided over existing second-generation networks. We have chosen the EDGE technology to enhance the performance of our network to accommodate these new services. Cingular Wireless also has chosen EDGE, but we believe that there will be multiple, competing technological standards, several options within each standard, vendor-proprietary variations and rapid technological innovation. Other technologies could emerge as preferred data networks for some services and, if those technologies are widely accepted, we may miss the opportunity to offer those services because of our technology choice. There is a risk that EDGE could be inadequate or become obsolete. In addition, EDGE could receive less active support from equipment vendors and/or be less commercially accepted by users, which could be detrimental to our competitive position, financial condition and results of operations.

System failures could result in reduced user traffic and reduced revenue and could harm our reputation.

Our technical infrastructure (including our network infrastructure for mobile telecommunications services and our internal network infrastructure supporting functions such as billing and customer care) is vulnerable to damage or interruption from information and telecommunication technology failures, power loss, floods, windstorms, fires, earthquakes, terrorism, intentional wrongdoing and similar events. Unanticipated problems at our facilities, system failures, hardware or software failures, computer viruses or hacker attacks could affect the quality of our services and cause service interruptions. Any of these occurrences could result in reduced user traffic, higher churn, reduced revenues, and increased costs, and could harm our reputation and have a material adverse effect on our business.

We have committed a substantial amount of capital and will need to continue to provide substantial amounts of capital to continuously upgrade and enhance our wireless voice networks to offer advanced data services, but there can be no assurance that widespread demand for these services will develop.

While demand for our advanced data services is growing, it is currently a small portion of our revenues. Continued growth in wireless data services is dependent on increased development and availability of popular applications and improved availability of handsets and other wireless devices with features, functionality and pricing desired by customers. If our choice for next generation technology, EDGE, does not have ample applications and devices developed for its use or does not become commercially acceptable, our revenues and competitive position would be materially and adversely affected. We cannot give assurance that there will be significant demand for advanced wireless data services or that data revenues will constitute a significant portion of our total revenues in the near future, nor can we provide assurance that this demand will develop at a level that will allow us to earn a reasonable return on our investment.

The restrictive covenants in our debt and preferred stock instruments may limit our operating flexibility. Our failure to comply with these covenants could result in defaults under our debt instruments even though we may be able to meet our debt service obligations.

The instruments governing our debt and preferred stock instruments impose significant operating and financial restrictions on us. These restrictions significantly limit, among other things, our ability to incur additional indebtedness, pay dividends, repay junior indebtedness, sell assets, make investments, engage in transactions with affiliates, engage in sale and leaseback transactions, create liens and engage in certain types of mergers or acquisitions. Our future debt instruments may have similar or more restrictive covenants. These restrictions could limit our ability to obtain future financings, make capital expenditures, withstand a future downturn in our business or the economy in general, or otherwise take advantage of business opportunities that may arise. If we fail to comply with these restrictions, the note holders or lenders under any debt instrument could declare a default under the terms of the relevant indebtedness even though we are able to meet debt service obligations and, because our indebtedness has cross-default and cross-acceleration provisions, could cause all of our debt to become immediately due and payable.

We cannot assure you that we would have sufficient funds available, or that we would have access to sufficient capital from other sources, to repay any accelerated debt. Even if we could obtain additional financing, we cannot assure you that the terms would be favorable to us. In addition, the capital stock of Dobson Operating Co. and Dobson Cellular and substantially all of Dobson Cellular’s assets are subject to liens in favor of the lenders under Dobson Cellular’s senior secured credit facility and the holders of Dobson Cellular’s senior secured notes. This may further limit our and Dobson Cellular’s flexibility in obtaining secured or unsecured financing in the future.

We rely on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure. If these suppliers or vendors experience problems or favor our competitors, we may not be able to obtain sufficient quantities of the products and services we require to operate our businesses successfully.

We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure. If these suppliers experience interruptions or other problems delivering these network components on a timely basis or favor our competition over us, our subscriber growth and operating results of our operating companies could suffer significantly. Our initial choice of a network infrastructure supplier can, where proprietary technology of the supplier is an integral component of the network, cause us to be effectively locked into one of a few suppliers for key network components. As a result, we have become reliant upon a limited number of network equipment manufacturers, including Nortel and Ericsson. In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement suppliers or vendors on economically attractive terms on a timely basis or at all.

Our operations are subject to governmental regulation that could have an adverse effect on our business.

The telecommunications industry is subject to federal, state and other regulations that are continually evolving. The FCC and state regulatory agencies continue to issue rules implementing the requirements of the Telecommunications Act of 1996, or the 1996 Act, as well as in furtherance of other regulatory objectives. We are subject to siting regulations which could materially affect our ability to build new cell sites and expand our coverage.

As new telecommunications laws and regulations are issued, we may be required to modify our business plans or operations. We cannot assure you that we can do so in a cost-effective manner. In addition, the failure by us to comply with applicable governmental regulations could result in the loss of our licenses or the assessment of penalties or fines or otherwise have a material adverse effect on our results of operations. For a more detailed description of the regulatory framework we operate in, see “Business-Regulation.” Further, federal or state governments could make regulations or take other actions that might have a material adverse effect on our business. The changes could materially and adversely affect our business prospects and operating results.

In addition, all telecommunications service providers are obligated to contribute to the federal Universal Service Fund in accordance with a formula presently based upon a percentage of interstate revenue. The contribution formula may change in ways that would materially adversely affect us. Universal Service Funds are used, among other things, to provide local telephone service to individuals or families qualifying for federal assistance or households in remote areas. Many states, including those we operate in, are implementing local universal service programs that would require carriers to contribute additional funds.

We are subject to environmental regulation and environmental compliance expenditures and liabilities.

Our business is subject to many environmental laws and regulations, particularly with respect to owned or leased real property underlying our tower sites. Compliance with these laws and regulations is a factor in our business. We have incurred and expect to continue to incur expenditures to comply with applicable environmental laws and regulations. Moreover, some or all of the environmental laws and regulations to which we are subject could become more stringent or more stringently enforced in the future. Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment or remedial actions. In addition to operational standards, environmental laws also impose obligations to clean up contaminated properties or to pay for the cost of such remediation. We could become liable, either contractually or by operation of law, for such remediation costs even if the contaminated property is not presently owned or operated by us, or if the contamination was caused by third parties during or prior to our ownership or operation of the property. Based on the environmental site assessments conducted for owned or leased sites, we are not aware of any existing conditions that are likely to result in material costs or liabilities to us. However, there can be no assurance that such conditions do not exist or that all potential instances of soil or groundwater contamination have been identified, even where site assessments have been conducted. Moreover, future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to material remediation costs.

The loss of any of our licenses could adversely affect our ability to provide wireless service.

In the United States, cellular, personal communications services and microwave licenses are valid for ten years from the effective date of the license. Failure to renew a license will result in the loss of a licensee’s right to use the frequencies covered by the expired license. Licensees may renew their licenses for additional ten year periods by filing a renewal application with the FCC. The renewal applications are subject to FCC review and are put out for public comment to ensure that the licensees meet their licensing requirements and comply with other applicable FCC mandates. Although to date the FCC has renewed each of our licenses for which a renewal application was required for a new ten-year term, the FCC may deny our license renewal applications for cause after appropriate notice and hearing. Denial of any renewal application could adversely affect our ability to continue to provide service in that license area.

We may not be able to obtain additional spectrum, which may adversely affect our ability to implement our business plan.

We also may be required to obtain additional spectrum in our service areas to facilitate upgrades of our existing networks. We may seek to acquire additional spectrum, including through participation as a bidder, or member of a bidding group, in auctions administered by the FCC. We may not be able to acquire any additional spectrum or the additional capital necessary for such acquisition may not be available to us on acceptable terms or at all. If sufficient additional capital is not available to us for any such spectrum acquisition, the amount of funding available to us for our existing business would be reduced. In some of our service areas, additional spectrum may not be available on commercially reasonable terms or at all. The acquisition of additional spectrum also requires approval by the FCC. Failure to obtain additional spectrum may cause delays in our upgrades or result in other network issues, which could have a negative impact on our roaming arrangements.

We depend in large part on the efforts of our key personnel. The loss of our key personnel in a competitive employment environment could affect our growth and future success.

Our future success depends in large part on the continued employment of our key employees. There is intense competition for qualified personnel in our industry, and the limited availability of qualified individuals could become an issue of increasing concern in the future. Our financial condition depends upon qualified personnel successfully implementing our business plan. If we lose any of our key employees, our business could be adversely affected.

We may not be able to successfully integrate acquired or exchanged properties, which could have an adverse effect on our financial results.

We seek to improve our networks and service areas through selective acquisitions of other providers’ properties and other assets, and we may exchange our properties or assets for those properties and assets. We will be required to integrate into our operations any properties we acquire, which may have network technologies, billing systems, customer care systems, and other operational characteristics that differ significantly from those of our networks. If we are unsuccessful in integrating such acquisitions or exchanges, our results of operations may be harmed.

Concerns that the use of wireless handsets may pose health and safety risks may discourage the use of our wireless handsets. In addition, the costs relating to compliance with safety requirements, requirements to provide access to persons with disabilities, and potential litigation could have a material adverse effect on our business, financial condition and results of operations.

Media reports have suggested and lawsuits have been filed against wireless service providers, including us, and equipment manufacturers alleging that radio frequency emissions from wireless handsets may be linked with health risks, including cancer, and interference with various electronic medical devices, including hearing aids and pacemakers. To the extent we are named in any such litigation, we will be forced to defend ourselves. If we do not prevail in such litigation, or are forced to pay damages, we could experience a material adverse effect on our business, financial condition or results of operations. Due to our size, we are unable to influence the design and manufacturing of wireless equipment. Concerns over radio frequency emissions may discourage the use of wireless communications devices, which could adversely affect our business. In addition, the FCC requires that certain transmitters, including mobile and portable transmitting devices used in wireless handsets, meet specific radio frequency exposure standards. The FCC also requires that providers of telecommunications services ensure that the services are accessible to and usable by individuals with disabilities, if readily achievable. Compliance with any new restrictions could materially increase our costs. Due to safety concerns, some state and local legislatures have passed or are considering legislation restricting the use of wireless telephones while driving automobiles. Concerns over safety risks and the effect of future legislation, if adopted and enforced in the areas we serve, could limit our ability to market and sell our wireless services. In addition, it may discourage use of our wireless devices and decrease our revenues from customers who now use their wireless telephones while driving. Further, litigation relating to accidents, deaths or serious bodily injuries allegedly incurred as a result of wireless telephone use while driving could result in damage awards, adverse publicity and further government regulation. Any or all of these results, if they occur, could have a material adverse effect on our results of operations and financial condition.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We maintain our corporate headquarters in Oklahoma City, Oklahoma in a building we lease from an affiliate of DCCLP. We also lease three customer service centers, which are located in Oklahoma City, Oklahoma, Youngstown, Ohio and Duluth, Minnesota. As of December 31, 2005, our wireless operations operated more than 200 retail stores and outlets and approximately 10 other administrative offices, most of which are leased. We review these leases from time-to-time and, in the future, may lease or acquire new facilities as needed. We do not anticipate encountering any material difficulties in meeting our future needs for leased space.

Item 3.	Legal Proceedings

Beginning on October 22, 2004, securities class action lawsuits were filed against the Company and several of its officers and directors in the United States District Court for the Western District of Oklahoma, alleging violations of the federal securities laws and seeking unspecified damages, purportedly on behalf of a class of purchasers of the Company’s publicly traded securities in the period between May 6, 2003 and August 9, 2004. The lawsuits allege among other things that the Company concealed significant decreases in revenues and failed to disclose certain facts about its business, including that the Company’s rate of growth in roaming minutes was substantially declining, and that the Company had experienced negative growth in October 2003; that AT&T Wireless, the Company’s largest roaming customer, had notified the Company that it wanted to dispose of its equity interest in the Company that it had held since the Company’s initial public offering, significantly decreasing their interest in purchasing roaming capacity from the Company; that Bank of America intended to dispose of its substantial equity interest in the Company as soon as AT&T Wireless disposed of its equity interest in the Company; that the Company had been missing sales quotas and losing market share throughout the relevant period; and that the Company lacked the internal controls required to report meaningful financial results. The lawsuits further allege that we issued various positive statements concerning our financial prospects and subscriber information, the speed of the deployment of our GSM network and the continued growth in our roaming minutes, and that those statements were false and misleading. The court has consolidated these actions into No. CIV-04-1394-C and the consolidated action is pending. On July  5, 2005, motions to dismiss the consolidated complaint were filed. Plaintiffs filed their response to the motions to dismiss on September 6, 2005. We filed our reply briefs on October 3, 2005. Although we cannot predict or quantify the outcome with certainty, we intend to vigorously defend ourselves against the claims. Management does not believe that the litigation will have an adverse effect in any material respect on us.

On May 27, 2005, the Securities and Exchange Commission, or SEC, notified us by letter that it has concluded its informal investigation of us regarding the timing of a September 2001 disclosure that a controlling interest in us was pledged to secure a loan to DCCLP. The letter notified us that the Commission would not take any action or seek any relief from us or DCCLP.

We are not currently aware of any additional or material changes to pending or threatened litigation against us or our subsidiaries that could have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

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

Each share of Class F preferred stock is convertible, at the option of the holder, into approximately 20.4 shares of Class A common stock, subject to adjustment in the event of stock splits, stock dividends and similar transactions. Class B common stock is convertible into one share of our Class A common stock and is entitled to ten votes per share. Each share of our Class C common stock and Class D common stock, if issued, will be convertible into 111.44 shares of our Class A common stock and will not be entitled to vote.

During 2005, we issued $160 million of senior convertible debentures. The Debentures are convertible, at the option of the holder, into shares of our Class A common stock initially at a conversion rate of 97.0685 shares per $1,000 principal amount of the Debentures (equivalent to an initial conversion price of approximately $10.30 per share), subject to adjustment in the event of stock splits, stock dividends, reorganizations and similar events.

The following table sets forth the range of high and low closing prices for our Class A common stock for each quarter of 2005 and 2004 as reported on the Nasdaq National Market:

2005	High	Low

First Quarter	$2.47	$1.56
Second Quarter	4.68	1.84
Third Quarter	8.08	4.22
Fourth Quarter	8.12	5.70

2004	High	Low

First Quarter	$8.01	$2.89
Second Quarter	3.89	2.84
Third Quarter	3.17	1.10
Fourth Quarter	1.91	1.19

As of March 3, 2006, there were 259 holders of record of our Class A common stock and one holder of record of our Class B common stock. The closing price of our Class A common stock on March 3, 2006 was $7.31 per share.

We did not repurchase any shares of our Class A common stock during the fourth quarter of 2005.

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

As of December 31, 2005, the total amount of accrued but unpaid dividends on our outstanding preferred stock was approximately $8.1 million. On March 1, 2006, we redeemed and cancelled all outstanding shares of our 12.25% senior exchangeable preferred stock and our 13% senior exchangeable preferred stock.

Recent Sales of Unregistered Securities

Since September 30, 2002, the registrant has issued unregistered securities in connection with the following transactions:

(1) On August 18, 2003, the registrant issued 686,201 shares of Series F Convertible Preferred Stock in exchange for $681.9 million aggregate principal amount of 9.5% Senior Subordinated Notes due 2009 issued by American Cellular Corporation in a transaction exempt from registration pursuant to the safe harbor provided by Regulation D under the Securities Act for offerings not involving a public offering within the meaning of Section 4(2) of the Securities Act and to non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act.

(2) On September 26, 2003, the registrant sold $650.0 million aggregate principal amount of 8.875% Senior Notes due 2013 to Lehman Brothers Inc., Morgan Stanley & Co. Incorporated, Bear, Sterns & Co. Inc. and Rabo Securities USA, acting as initial purchasers, for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. The aggregate offering price was $650.0 million, and the aggregate discounts and commissions were $12.2 million.

(3) On November 8, 2004, the registrant’s wholly owned subsidiary Dobson Cellular Systems, Inc. sold $250.0 million aggregate principal amount of 8.375% First Priority Senior Secured Notes due 2011, $250.0 million aggregate principal amount of First Priority Senior Secured Floating Rate Notes due 2011 and $325.0 million aggregate principal amount of 9.875% Second Priority Senior Secured Notes due 2012 to Morgan Stanley & Co. Incorporated, Lehman Brothers Inc. and Bear, Sterns & Co. Inc., acting as initial purchasers, for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. The notes were guaranteed by the registrants. The aggregate offering price was $825.0 million, and the aggregate discounts and commissions were $13.4 million.

(4) On August 23, 2005, the registrant completed a private exchange offer and a publicly registered exchange offer with holders of its 12.25% Senior Exchangeable Preferred Stock and its 13% Senior Exchangeable Preferred Stock. The private exchange offer was exempt from registration pursuant to Section 4(2) of the Securities Act. In connection with the private exchange offer, the registrant issued 19,034,226 shares of Class A common stock and paid $33.8 million in cash for an aggregate of 112,762 shares of preferred stock.

(5) On September 13, 2005, the registrant sold $150.0 million aggregate principal amount of Senior Floating Rate Notes due 2012 and $150.0 million aggregate principal amount of 1.50% Senior Convertible Debentures due 2025 to Lehman Brothers Inc., Bear, Sterns & Co. Inc., and Morgan Stanley & Co. Incorporated, acting as initial purchasers, for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. On October 13, 2005, such initial purchasers exercised their right to purchase an additional $10.0 million principal amount of such debentures, and the registrant sold the additional debentures to the initial purchasers for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. The aggregate offering price was $310.0 million, and the aggregate discounts and commissions were $6.2 million.

(6) On October 4, 2005, the registrant issued 5,982,040 shares of its Class A common stock in transactions exempt from registration pursuant to Section 3(a)(9) under the Securities Act. The shares were issued pursuant to agreements with certain holders of the registrant’s 12.25% Senior Exchangeable Preferred Stock and its 13% Senior Exchangeable Preferred Stock under which the holders exchanged 8,700 shares of 12.25% Preferred Stock and 30,021 shares of 13% Preferred Stock for 5,982,040 shares of Class A common stock and cash consideration of $1.6 million.

Item 6.	Selected Financial Data

The following table sets forth certain historical consolidated financial and other data with respect to each of the five years in the period ended December 31, 2005. The historical consolidated financial data has been derived from our audited consolidated financial statements. The historical consolidated financial data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and the related notes thereto included in Item 8, Financial Statements and Supplementary Data.

	Year Ended December 31,
	2005	2004	2003(1)	2002	2001
	($ In thousands except per share data)

Statement of Operations Data:
Total operating revenue	$1,179,462	$1,023,482	$735,754	$516,770	$487,374
Operating expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	296,594	255,308	173,436	138,240	138,565
Cost of equipment	130,111	108,968	56,612	40,331	43,917
Marketing and selling	141,253	128,691	79,547	61,581	62,089
General and administrative	196,896	179,525	106,108	66,473	60,508
Depreciation and amortization	202,395	192,818	119,424	75,181	155,724
Gain on disposition of operating assets	(3,854)	—	—	—	—

Total operating expenses	963,395	865,310	535,127	381,806	460,803

Operating income	216,067	158,172	200,627	134,964	26,571
Interest expense	(243,002)	(219,658)	(138,148)	(108,331)	(129,154)
(Loss) gain from extinguishment of debt	(21,698)	40,401	(52,277)	2,202	—
(Loss) gain from redemption and repurchases of mandatorily redeemable preferred stock	(70,840)	6,478	(26,777)	—	—
Dividends on mandatorily redeemable preferred stock	(22,552)	(32,075)	(30,568)	—	—
Other income (expense), net	4,577	3,121	3,829	(1,636)	11,243
Minority interests in income of subsidiaries(2)	(9,755)	(4,867)	(6,541)	(6,521)	(5,517)
Loss from investment in joint venture	—	—	—	(184,381)	(69,181)
Income tax benefit (expense)	25,593	(3,635)	(845)	52,177	36,644

Loss from continuing operations	(121,610)	(52,063)	(50,700)	(111,526)	(129,394)
Discontinued operations:
Income from discontinued operations, net of income taxes	—	443	11,945	24,454	1,820
Loss from discontinued operations from investment in joint venture	—	—	—	(327)	(720)
Gain from sale of discontinued operations, net of income taxes	—	—	14,786	88,315	—
Gain from sale of discontinued operations from investment in joint venture	—	—	—	6,736	—
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	(33,294)	—
Cumulative effect of change in accounting principle from investment in joint venture	—	—	—	(140,820)	—

Net loss	(121,610)	(51,620)	(23,969)	(166,462)	(128,294)
Dividends on preferred stock	(9,069)	(8,178)	(43,300)	(94,451)	(86,325)
Gain on redemption and repurchase of preferred stock	—	—	218,310	67,837	—

Net (loss) income applicable to common stockholders	$(130,679)	$(59,798)	$151,041	$(193,076)	$(214,619)

Basic net (loss) income applicable to common stockholders per common share:
Continuing operations	$(0.84)	$(0.39)	$(0.48)	$(1.23)	$(1.38)
Discontinued operations	—	—	0.25	1.31	0.02
Change in accounting principle	—	—	—	(1.92)	—
Dividends on and repurchases of preferred stock	(0.06)	(0.06)	1.65	(0.29)	(0.92)

Basic net (loss) income applicable to common stockholders per common share	$(0.90)	$(0.45)	$1.42	$(2.13)	$(2.28)

Basic weighted average common shares outstanding	145,960,251	133,784,752	106,291,582	90,671,688	93,969,310

Diluted net (loss) income applicable to common stockholders per common share:
Continuing operations	$(0.84)	$(0.39)	$(0.46)	$(1.23)	$(1.38)
Discontinued operations	—	—	0.24	1.31	0.02
Change in accounting principle	—	—	—	(1.92)	—
Dividends on and repurchases of preferred stock	(0.06)	(0.06)	1.60	(0.29)	(0.92)

Diluted net (loss) income applicable to common stockholders per common share	$(0.90)	$(0.45)	$1.38	$(2.13)	$(2.28)

Diluted weighted average common shares outstanding	145,960,251	133,784,752	109,676,631	90,671,688	93,969,310

	December 31,
	2005	2004	2003	2002	2001
	($ In thousands)

Balance Sheet Data:
Cash and cash equivalents	$196,450	$139,884	$151,539	$175,003	$119,103
Marketable securities	—	39,000	56,700	117,050	40,850
Restricted cash and investments	4,511	10,350	15,515	14,196	—
Property, plant and equipment, net	483,790	533,744	536,634	251,780	246,505
Intangible assets	2,538,978	2,537,361	2,508,551	1,056,603	1,132,762
Total assets	3,385,755	3,397,752	3,478,940	1,960,487	2,559,155
Total credit facilities and notes payable(3)	2,469,475	2,456,138	2,415,184	1,273,140	1,620,881
Mandatorily redeemable preferred stock(4)	32,793	236,094	253,260	558,344	581,943
Other preferred stock	135,695	122,536	122,536	200,000	200,000
Stockholders’ equity (deficit)	179,948	55,068	113,545	(343,072)	(157,000)
Other Financial Data:
Capital expenditures, excluding cost of acquisitions	$145,885	$142,049	$163,921	$72,878	$82,767

(Footnotes to Statement of Operations Data and Balance Sheet Data)

(1)	Includes the results of American Cellular on a consolidated basis from August 19, 2003, the date on which we acquired 100% of the outstanding stock of American Cellular. Prior to that time, we owned 50% of American Cellular and accounted for our interest in American Cellular under the equity method. As a result, American Cellular’s results for periods prior to 2003 are reflected in loss from investment in joint venture.

(2)	Reflects minority interests in partnerships in which we own the majority interests.

(3)	Credit facilities and notes payable are shown net of any discounts.

(4)	Mandatorily redeemable preferred stock is shown net of any discounts or deferred financing costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On August 19, 2003, American Cellular became our wholly owned, indirect subsidiary, as discussed further in Note 4, “Business Combinations,” to our consolidated financial statements included in Item 8 of this Form 10-K. In addition, on October 23, 2003, we merged our indirect, wholly owned subsidiaries, Dobson/Sygnet Communications Company, Sygnet Wireless, Inc., and Sygnet Communications, Inc. with and into our wholly owned subsidiary, Dobson Cellular. As a result of these mergers, and the acquisition and restructuring of American Cellular, our operations are encompassed in our two primary subsidiaries, Dobson Cellular and American Cellular. American Cellular does not guarantee any debt or other obligations of Dobson Cellular or us, and Dobson Cellular and we do not guarantee any debt or other obligations of American Cellular.

American Cellular is required to file with the SEC an Annual Report on Form 10-K for the year ended December 31, 2005. While we provide you with much of American Cellular’s financial and operational information, we refer you to American Cellular’s Annual Report for American Cellular’s financial and operational results.

Management’s Strategy

Our business strategy is to attract and retain valuable customers by providing them with a relationship that will be as meaningful to them as it is to us. We strive to retain this relationship by focusing on the following areas.

•	Providing quality customer service through retail stores, a direct sales force and customer service centers that offer 24-hour services;

•	Continuing to evaluate the deployment of new and enhanced products and services on an ongoing basis to provide our customers with access to the best available wireless technology. Some of these new technologies and features include wireless e-mail access and Internet access, including BlackBerry® handheld devices;

•	Dedication to providing the latest technology we believe to be useful, such as GSM/GPRS/EDGE products. We believe our GSM/GPRS/EDGE product offering provides a more attractive value proposition to our subscribers compared to TDMA products, offering rate plans with larger home-rate areas, lower per-minute pricing, more advanced handsets and more extensive data services; and

•	Continuing to develop and maintain strategic roaming relationships with other wireless carriers, such as Cingular Wireless, which allows our subscribers and the subscribers of Cingular Wireless to roam on each other’s networks at favorable rates. Our roaming agreements with Cingular Wireless designates us as the preferred provider of roaming service in substantially all of our markets where Cingular Wireless and its affiliates do not have a network, and, under certain circumstances, provide that we are the exclusive provider of such services in our markets. We believe our roaming relationships allow us to offer our subscribers attractive rate plans that include the footprints of Cingular Wireless and our other roaming partners as “home” territories.

CRITICAL ACCOUNTING POLICIES AND PRACTICES

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. We believe it is necessary for an understanding of our significant accounting policies to read the information below in conjunction with Note 2, “Significant Accounting Policies,” to our consolidated financial statements included in Item 8 of this Form 10-K. These other significant accounting policies are important to develop an understanding of our consolidated financial statements. Policies related to revenue recognition, financial instruments and business combinations require judgments on complex matters that are often subject to multiple sources of authoritative guidance.

In preparing our consolidated financial statements, it is necessary that we use estimates and assumptions for matters that are inherently uncertain. We base our estimates on historical experiences and reasonable assumptions. Our use of estimates and assumptions affects the reported amount of assets, liabilities, and the amount and timing of revenues and expenses we recognize for and during the reporting period. Actual results may differ from estimates. The estimates and assumptions that are the most difficult to determine and require the most subjective decisions, are described below.

Property, plant and equipment and other definite life assets

We depreciate our property, plant and equipment and amortize our customer lists and certain other identifiable intangible assets over their estimated useful lives. These useful lives are based on our estimates of the period that the assets will generate revenue. The factors used to determine these estimates include technological advances, obsolescence, expected migration to newer transmission standards and services, regulatory requirements and the churn rate of our customers.

Also, Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires us to review the carrying value of our long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Judgment must be exercised in determining when such an event or change in circumstances has occurred. If such a circumstance were deemed to exist, the carrying value of the asset would be compared to the expected undiscounted future cash flows generated by the asset. We also must use judgment in determining expected future cash flows. In particular, if customers decreased, our churn rate increased, customer or roaming revenue decreased, or costs to provide service increased, the likelihood of impairment would increase.

Customer lists consist of amounts allocated for wireless customer lists as part of an acquisition. Amortization of customer list acquisition costs are based upon our historical and projected lives of our acquired customers. Previously our customer list acquisition costs were being amortized on a straight-line basis over five years. Based on our most recent analysis of our acquired customers, we began amortizing our customer list over four years beginning in October of 2005. This reduction in the remaining useful lives accelerated the amortization of our customer lists resulting in an increase in amortization expense totaling $2.9 million for 2005, $11.6 million for 2006 and $1.0 million for 2007.

As a result of technological advances, which led to our upgrade to GSM/GPRS/EDGE technology during 2004, we reassessed the useful lives and carrying values of our TDMA network assets. While no impairment was noted, this assessment did result in the reduction of our remaining useful lives for these TDMA network assets. This reduction in the remaining useful lives resulted in an annual increase in depreciation expense totaling $6.6 million in 2005 and continues through 2007.

Goodwill and Wireless license acquisition costs

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we continually assess the useful lives of our intangible assets, including goodwill and wireless license acquisition costs. A significant portion of our intangible assets are classified as “Wireless license acquisition costs,” which represents our costs associated with acquiring our FCC licenses. These licenses allow us to provide wireless services by giving us the exclusive right to utilize certain radio frequency spectrum. Although the FCC licenses are issued for only a fixed time, generally ten years, these licenses are renewed by the FCC on a routine basis and for a nominal fee. In addition, we have determined that there are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of these FCC licenses. As a result, our wireless license acquisition costs are treated as indefinite life intangible assets. We test for impairment of goodwill and wireless license acquisition costs at least annually and only adjust the carrying amount of these intangible assets upon an impairment of the goodwill or wireless license acquisition costs. Using judgment, we must also determine on an annual basis whether facts and circumstances continue to support an indefinite useful life for the wireless license acquisition costs.

To complete this evaluation for our wireless license acquisition costs, we compare the carrying amount of our wireless license acquisition costs to the fair value of those assets. We determine the fair value of our wireless license acquisition costs based on their expected future discounted cash flows. The value of the wireless license acquisition costs is based upon a “start-up” basis that separates the value of our customer contracts and other intangible assets from the pure underlying wireless license. If the carrying amount exceeds the fair value, an impairment loss is recognized for the difference. For purposes of this comparison, it is our policy to aggregate all of our wireless license acquisition costs. For goodwill, there is a two-step approach for assessing impairment. The first step requires us to compare the fair value of our enterprise to our carrying value, including goodwill. If our carrying amount exceeds the fair value, the second step of the test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of our enterprise goodwill with the carrying amount of our goodwill. To calculate the implied fair value of goodwill we perform a hypothetical purchase price allocation to determine the fair value of all of our assets, with the implied goodwill amount being the difference between the enterprise fair value and the aggregate of the identified asset fair value. If the carrying amount exceeds the implied fair value, an impairment loss is recognized for the difference. The critical factors used in the determination of fair values of the enterprise and of the identifiable intangible assets include the discount rate, our cost of capital, cash flow multiples, expansion and infrastructure costs, other carriers’ multiples, expected customer growth rates, churn factors, service upgrade trends, and operating cost trends. Therefore, determining fair values and expected future discounted cash flows involves significant judgment on our part. In particular, if customers decreased, our churn rate increased, customer or roaming revenue decreased, or costs to provide service increased, the likelihood of impairment would increase.

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

ACQUISITIONS AND DISCONTINUED OPERATIONS

We continually seek opportunities to acquire attractive wireless markets as part of our overall business strategy, particularly markets near our current service areas. The following are the most recent transactions.

Acquisition of Pennsylvania 4 RSA

On September 13, 2005, we, through our wholly owned subsidiary, American Cellular, acquired the non-license wireless assets of Endless Mountains Wireless, LLC in Pennsylvania 4 RSA. We are operating Endless Mountains’ licensed 850 MHz spectrum under a spectrum manager lease. In March 2006, we have the right to acquire Endless Mountains’ Pennsylvania 4 RSA 850 MHz license, subject to FCC approval at the time of acquisition. If exercised, our acquisition of the license covering the leased spectrum is expected to close in mid-to-late 2006. The total purchase price for all acquired assets, including the FCC license, is approximately $12.2 million. We plan to upgrade Endless Mountains’ network with GPRS/EDGE data capability. We offer products and services in Pennsylvania 4 RSA under the CELLULARONE® service mark.

As a result of the completion of this transaction, our consolidated financial statements only include the operating results from Pennsylvania 4 RSA beginning September 13, 2005.

Acquisition of RFB Cellular, Inc.

On December 29, 2004, we completed the acquisition of the Michigan wireless assets of RFB Cellular, Inc., or RFB, and certain affiliates for $29.3 million. RFB is made up of Michigan 2 RSA and Michigan 4 RSA. We purchased these assets in an auction conducted under Sections 363 and 365 of the U.S. bankruptcy code.

We provide service in most of the northern part of Michigan, including the Upper Peninsula. The RFB acquisition allowed us to expand our service area to cover the entire northern part of the state. We offer products and services in Michigan 2 RSA and Michigan 4 RSA under the CELLULARONE® service mark.

As a result of the completion of this transaction, our consolidated financial statements only include the operating results from RFB beginning December 29, 2004.

Acquisition of NPI

On June 15, 2004, we acquired certain assets of NPI for approximately $29.5 million. These assets include PCS licenses and a GSM/GPRS/EDGE network covering areas in northern Michigan.

As a result of the completion of this transaction, our consolidated financial statements only include the operating results from NPI beginning June 15, 2004.

Maryland/Michigan Swap

On February 17, 2004, we transferred our Maryland 2 RSA wireless property in exchange for Cingular Wireless’ Michigan 5 RSA wireless property, $22.0 million in cash and its one-percent ownership interests in Texas 2 RSA and Oklahoma 5 and 7 RSAs. We are the majority owner of these three partnerships. We have reclassified our historical consolidated financial statements to reflect the operations of our Maryland 2 RSA property as discontinued operations.

As a result of the completion of this transaction, our consolidated financial statements only include the operating results from Michigan 5 RSA beginning February 17, 2004.

California/Alaska Swap

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

NEW ROAMING AGREEMENT WITH CINGULAR WIRELESS

On August 12, 2005, our two operating subsidiaries, Dobson Cellular and American Cellular, entered into a new, multi-year roaming agreement with Cingular Wireless, their primary wireless roaming partner, and amended the existing GSM operating agreements with the former AT&T Wireless entity. The new roaming agreement, which replaces the previous roaming agreements with Cingular Wireless and the former AT&T Wireless entity, established a new roaming rate structure that was effective as of April 9, 2005. The new roaming agreement’s key provisions include the following:

•	mutual agreement to lower roaming rates, with us paying Cingular a flat incollect rate through mid-2009 that is approximately half the blended rate in previous roaming agreements;

•	agreement to continue to mutually prefer one another for roaming through the term of the new roaming agreement, which has been extended approximately one year through mid-2009;

•	we received approximately $7.8 million from Cingular as a settlement for prior claims under various agreements between us and the former AT&T Wireless, and have and will continue to receive certain formula-based residual payments in connection with such settlement through mid-2008 at the latest;

•	the new roaming agreement provides for “home-on-home” roaming in areas where both carriers operate; and

•	we have acquired from Cingular, for $6.0 million, 10 MHz of spectrum covering 1.1 million Pops, consisting of Youngstown, Ohio and Ohio 11 RSA; and Erie and Sharon, Pennsylvania and a portion of the Pennsylvania 1 RSA. We have also received an option to lease additional spectrum covering 1.5 million Pops from Cingular.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The following table summarizes our key operating data for the periods indicated:

	Year Ended December 31,
	2005	2004	2003

Market population(1)	11,854,000	11,757,400	10,620,900
Ending subscribers	1,543,400	1,609,300	1,552,100
Market penetration(2)	13.0%	13.7%	14.6%
Gross subscriber additions(3)	507,500	440,500	298,900
Average subscribers(3)	1,580,500	1,585,000	1,028,000
ARPU(4)	$45.26	$40.57	$41.01
Average monthly post-paid churn(5)	2.5%	2.0%	1.7%

(1)	Represents the population in our licensed areas for the period indicated. The 2005 and 2004 results are based upon the 2003 population estimates provided by MapInfo Corporation, a location software company, and the 2003 results are based upon the Claritas 2000 Bureau of Census results, adjusted to exclude those portions of our RSAs and MSAs not covered by our licenses.

(2)	Market penetration is calculated by dividing ending subscribers by market population.

(3)	Includes American Cellular from August 18, 2003, the date we acquired it.

(4)	ARPU is calculated by dividing service revenue by average subscribers and dividing by the number of months in the period. We exclude roaming revenue from this calculation, since roaming revenue is not derived from our subscribers.

(5)	Average monthly post-paid churn represents the percentage of the post-paid subscribers that deactivate service each month. The calculation divides the total post-paid deactivations during the period by the average post-paid subscribers for the period.

Basis of Presentation

To provide a more comparable basis of our Management’s Discussion and Analysis, we have presented our results of operations from continuing operations for the periods indicated, along with the impact from newly acquired markets on our results of operations. For the purpose of this Management’s Discussion and Analysis, the impact from newly acquired markets refer to the change in our results of operations due to our recent acquisitions. Our recent acquisitions include operations from the two Alaska properties from June 17, 2003, American Cellular from August 19, 2003, the Michigan 5 RSA property from February 17, 2004, the NPI markets from June 15, 2004, the RFB markets from December 29, 2004 and the Pennsylvania 4 RSA from September 13, 2005. The following table sets forth the components of our results of operations for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31, 2005
			Adjusted Results		Percentage Change
		Impact from	without	Year Ended	in Adjusted Results
		Newly	Impact from	December 31,	Versus Actual
		Acquired	NewlyAcquired	2004	Results
	Actual	Markets(1)	Markets	Actual	‘05 vs. ‘04
	($ In thousands)

Operating Revenue:
Service revenue	$858,385	$12,729	$845,656	$771,610	9.6%
Roaming revenue	258,407	7,458	250,949	208,154	20.6%
Equipment and other revenue	62,670	1,743	60,927	43,718	39.4%

Total operating revenue	1,179,462	21,930	1,157,532	1,023,482	13.1%

Operating Expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	296,594	10,279	286,315	255,308	12.1%
Cost of equipment	130,111	2,000	128,111	108,968	17.6%
Marketing and selling	141,253	5,140	136,113	128,691	5.8%
General and administrative	196,896	7,316	189,580	179,525	5.6%
Depreciation and amortization	202,395	4,614	197,781	192,818	2.6%
Gain on disposition of operating assets	(3,854)	—	(3,854)	—	*

Total operating expenses	963,395	29,349	934,046	865,310	7.9%

Operating income (loss)	216,067	(7,419)	223,486	158,172	41.3%
Interest expense	(243,002)	—	(243,002)	(219,658)	10.6%
(Loss) gain from extinguishment of debt	(21,698)	—	(21,698)	40,401	*
(Loss) gain on redemption and repurchases of mandatorily redeemable preferred stock	(70,840)	—	(70,840)	6,478	*
Dividends on mandatorily redeemable preferred stock	(22,552)	—	(22,552)	(32,075)	(29.7)%
Other income, net	4,577	23	4,554	3,121	45.9%
Minority interest in income of subsidiaries	(9,755)	—	(9,755)	(4,867)	100.4%
Income tax benefit (expense)	25,593	2,589	23,004	(3,635)	*

Loss from continuing operations	$(121,610)	$(4,807)	$(116,803)	$(52,063)	(124.3)%

	Year Ended December 31, 2004
			Adjusted Results		Percentage Change
		Impact from	without		in Adjusted Results
		Newly	Impact from	Year Ended	Versus Actual
		Acquired	Newly Acquired	December 31, 2003	Results
	Actual	Markets(2)	Markets	Actual	‘04 vs. ‘03
	($ In thousands)

Operating Revenue:
Service revenue	$771,610	$255,069	$516,541	$505,860	2.1%
Roaming revenue	208,154	63,155	144,999	201,199	(27.9)%
Equipment and other revenue	43,718	15,701	28,017	28,695	(2.4)%

Total operating revenue	1,023,482	333,925	689,557	735,754	(6.3)%

Operating Expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	255,308	79,410	175,898	173,436	1.4%
Cost of equipment	108,968	35,529	73,439	56,612	29.7%
Marketing and selling	128,691	42,991	85,700	79,547	7.7%
General and administrative	179,525	66,206	113,319	106,108	6.8%
Depreciation and amortization	192,818	61,182	131,636	119,424	10.2%

Total operating expenses	865,310	285,318	579,992	535,127	8.4%

Operating income	158,172	48,607	109,565	200,627	(45.4)%
Interest expense	(219,658)	(60,392)	(159,266)	(138,148)	15.3%
Gain (loss) from extinguishment of debt	40,401	—	40,401	(52,277)	*
Gain (loss) on redemption and repurchases of mandatorily redeemable preferred stock	6,478	—	6,478	(26,777)	*
Dividends on mandatorily redeemable preferred stock	(32,075)	—	(32,075)	(30,568)	4.9%
Other income (expense), net	3,121	(6)	3,127	3,829	(18.3)%
Minority interest in income of subsidiaries	(4,867)	—	(4,867)	(6,541)	(25.6)%
Income tax (expense) benefit	(3,635)	4,127	(7,762)	(845)	*

Loss from continuing operations	$(52,063)	$(7,664)	$(44,399)	$(50,700)	12.4%

*	Calculation is not meaningful.

(1)	Includes the 2005 impact of almost two months of operations for the Michigan 5 RSA property that was acquired on February 17, 2004, almost six months of operations for the NPI markets that were acquired on June 15, 2004, twelve months of operations for the RFB markets that were acquired on December 29, 2004 and all the operations of Pennsylvania 4 RSA property that was acquired on September 13, 2005.

(2)	Includes the 2004 impact of almost six months of operations for the two Alaska properties that were acquired on June 17, 2003, over seven months of operations for American Cellular that was acquired on August 19, 2003, and all of the operations of Michigan 5 RSA property acquired on February 17, 2004, the NPI markets acquired June 15, 2004 and the RFB markets acquired on December 29, 2004.

Subscribers

Our subscriber base comprises three types of subscribers: post-paid, reseller and pre-paid. Our post-paid subscribers accounted for 88.4% of our subscriber base at December 31, 2005 and 91.0% at December 31, 2004. These subscribers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these subscribers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller subscribers are similar to our post-paid subscribers in that they pay monthly fees to utilize our network and services. However, these subscribers are billed by a third party, which we refer to as a reseller, who has effectively resold our service to the end user, which we refer to as a subscriber. We in turn bill the reseller for the monthly usage of the subscriber. Our reseller base accounted for 7.8% of our total subscriber base at December 31, 2005 and 6.1% at December 31, 2004. Our pre-paid subscribers, which are subscribers that pre-pay for an agreed upon amount of usage, accounted for 3.8% of our subscriber base at December 31, 2005 and 2.9% at December 31, 2004.

During the year ended December 31, 2005, we experienced an increase in our gross subscriber additions. In recent past, our gross subscriber additions had been decreasing as a result of increased competition attributable to an accelerating pace of improvements in the quality of digital technology and increased products offered to the consumer. However, our deployment of GSM/GPRS/EDGE in our networks during 2004 and 2005 has helped this decline to level off and result in growth in our gross subscriber additions for the year ended December 31, 2005. When comparing 2005 to 2004, total gross subscriber additions without the impact from newly acquired markets were 501,100 for the year ended December 31, 2005, compared to 440,500 for the year ended December 31, 2004. When comparing 2004 to 2003, total gross subscriber additions without the impact from newly acquired markets were 294,000 for the year ended December 31, 2004, compared to 298,900 for the year ended December 31, 2003. As of December 31, 2005, GSM subscribers accounted for 67.4% of our subscriber base, compared to 25.8% as of December 31, 2004.

Since the middle of 2004, we have experienced churn rates above our historical levels. This increase in churn is primarily the result of two factors impacting our business. First, we have experienced challenges operating both a TDMA and GSM/GPRS/EDGE network and in managing the migration of our customer base from TDMA to GSM. This has impacted the level of customer satisfaction with our service in certain of our markets. We have implemented several initiatives that have and should continue to improve, the quality of our networks. Secondly, WLNP, which allows customers to keep their wireless phone number in their local area when switching to a different service provider, was implemented in all of our markets by May 24, 2004. Although we expect churn to improve as we continue our initiatives to improve customer satisfaction, churn could continue to be adversely affected by continued network issues and WLNP.

Operating Revenue

Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

Service revenue

We derive service revenue by providing wireless services to our customers. The wireless industry has experienced declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. In recent past, this decline in revenue per minute, although it was somewhat offset by increases in average minutes-of-use, resulted in the decline of our average monthly service revenue per subscriber. However, with the deployment of our GSM/GPRS/EDGE technology in the last half of 2004, we have experienced increases in our average monthly service revenue per subscriber from prior levels, primarily as a result of additional voice and data services available with this technology. In addition, we have applied for federal Eligible Telecommunications Carrier, or ETC, designation in certain states in which we provide wireless service to qualifying high cost areas. Success in obtaining ETC status has and may continue to make available to us an additional source of revenue that would be used to provide, maintain and improve the service we provide in those high-cost areas, thus also increasing our average monthly service revenue per subscriber. ETC revenue totaled approximately $19.9 million for the year ended December 31, 2005 and $3.3 million for the year ended December 31, 2004. With our additional voice and data offerings available with GSM/GPRS/EDGE technology and with our ETC designation in certain states, we believe there is continued growth opportunity throughout 2006 for our average monthly service revenue per subscriber.

For the year ended December 31, 2005, our service revenue increased compared to the years ended December 31, 2004 and 2003. When comparing 2005 to 2004, the increase in our service revenue was primarily attributable to an increase in average monthly service revenue per subscriber as a result of the continued migration of our subscribers to our GSM/GPRS/EDGE offerings and ETC revenue. When comparing 2004 to 2003, the increase in our service revenue resulted from an increase in customers due to our newly acquired markets, offset by a decline in average monthly service revenue per subscriber.

Roaming revenue

We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming revenue has traditionally had higher margins than revenue from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, our roaming margins have been declining due to increased market pressures and competition among wireless providers resulting in reduced roaming rates. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes-of-use) was $0.12 for the year ended December 31, 2005, $0.14 for the year ended December 31, 2004 and $0.20 for the year ended December 31, 2003. We expect our roaming yield to continue to decline. As previously discussed, we recently entered into a new roaming agreement with our most significant roaming partner, Cingular Wireless, which accounted for approximately 89% of our roaming minutes-of-use for the year ended December 31, 2005, approximately 91% for the year ended December 31, 2004 and approximately 90% for the year ended December 31, 2003. Under this new roaming agreement, roaming rates will decline through 2008. Even though this contract provides for decreasing rates over time, we believe this roaming contract is beneficial because it secures existing traffic and provides opportunity for a continuing increase in traffic volumes. Roaming revenue tends to be impacted by seasonality. Historically, we have experienced higher roaming minutes-of-use and related roaming revenue during the second and third quarters of each year, as users tend to travel more and, therefore, use their wireless phones more, during the spring and summer months.

For the year ended December 31, 2005, our roaming revenue increased compared to the years ended December 31, 2004 and 2003. When comparing 2005 to 2004, this increase was a result of a 43.8% increase in roaming minutes offset by a 13.7% decline in our roaming revenue per minute-of-use as contractual rates were lower for the year ended December 31, 2005, compared to the same period in 2004. When comparing 2004 to 2003, without the impact from newly acquired markets, our roaming revenue decreased as a result of a 31.8% decline in our roaming revenue per minute-of-use as contractual rates decreased during 2004 and 2003, offset by a slight increase in roaming minutes.

Equipment and other revenue

Equipment revenue is revenue from selling wireless equipment to our subscribers. Equipment revenue is recognized when the equipment is delivered to the customer. Other revenue is primarily related to a settlement for prior claims and residual payments under various agreements between us and the former AT&T Wireless and rental income from the lease of space on company-owned towers, prior to their sale in June and October of 2005.

For the year ended December 31, 2005, our equipment and other revenue increased compared to the years ended December 31, 2004 and 2003. When comparing 2005 to 2004, this increase was primarily the result of approximately $10.6 million related to a settlement for prior claims and residual payments under various agreements between us and the former AT&T Wireless, an increase in equipment revenue due to the increase in gross subscriber additions and customers upgrading to GSM/GPRS/EDGE rate plans and increases in activation fees charged to customers, slightly offset by a decrease in rental income due the sale of our towers in 2005 (described below). We will continue to receive certain formula-based residual payments in connection with the AT&T Wireless settlement through mid-2008. We estimate that these future payments will be between $1.5 million and $2.0 million per quarter. When comparing 2004 to 2003, without the impact of newly acquired markets, our equipment and other revenue decreased. This decrease in equipment and other revenue was primarily due to the elimination of amounts charged to our previously unconsolidated affiliates for the use of shared assets, offset by an increase in the number of customers upgrading to new rate plans and purchasing new handsets and an increase in rental income.

Operating Expenses

Our primary operating expense categories include cost of service, cost of equipment, marketing and selling costs, general and administrative costs, depreciation and amortization and gain on disposition of operating assets.

Cost of service

Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets, referred to as “roaming” costs. As previously discussed, we recently signed a new roaming agreement with Cingular Wireless, our primary roaming partner, which reduced our roaming cost per minute-of-use effective April 9, 2005 to a flat-rate that will remain constant through mid-2009. While future rates charged by third party providers may continue to decrease, we expect our overall growth in off-network minutes-of-use to grow at a rate faster than per minute costs will decline. Therefore, we expect that our roaming costs may increase in future periods. In addition, as a result of the sale and leaseback of 564 of our towers in 2005, we expect our leasing costs to increase in future periods, thus increasing our total cost of service.

The following table sets forth the results of the components of our cost of service for the periods indicated:

	Year Ended December 31,
	2005		2004		2003
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	($ In thousands)

Network costs	$223,074	75.2%	$170,181	66.7%	$106,394	61.3%
Roaming costs	73,520	24.8%	85,127	33.3%	67,042	38.7%

Total cost of service	$296,594	100.0%	$255,308	100.0%	$173,436	100.0%

For the year ended December 31, 2005, our network costs, which are the costs we incur in operating our wireless network and providing service to our customers, increased, compared to the years ended December 31, 2004 and 2003. When comparing 2005 to 2004, this increase is a result of adding new circuits and cell sites related to our new GSM/GPRS/EDGE network, as well as increasing costs as a result of providing more service features, such as handset replacement coverage and wireless Internet and an increase in rent expense related to our towers we sold in 2005 (described below). When comparing 2004 to 2003, without the impact of newly acquired markets, our network costs increased as a result of adding new circuits and cell sites related to our new GSM/GPRS/EDGE network, as well as increasing costs as a result of providing more service features, such as handset insurance and ring tones.

For the year ended December 31, 2005, our roaming costs decreased compared to the year ended December 31, 2004 and increased compared to the year ended December 31, 2003. When comparing 2005 to 2004, the decline was primarily a result of a 38.6% decrease in roaming costs per minute-of-use as contractual rates were lower for the year ended December 31, 2005 compared to the year ended December 31, 2004, offset by an 40.6% increase in the minutes used by our customers on third-party wireless providers’ networks. When comparing 2004 to 2003, without the impact from newly acquired markets, our roaming costs declined. This decline was primarily a result of a 22.5% decrease in roaming costs per minute-of-use as contractual rates were lower for the year ended December 31, 2004 compared to the year ended December 31, 2003, offset by an 11.3% increase in the minutes used by our customers on third-party wireless providers’ networks. With the continued migration of our customer base to GSM/GPRS/EDGE rate plans, which promote more off-network usage, we expect our minutes-of-use by our customers on third-party wireless providers’ networks to continue to increase.

Cost of equipment

Our cost of equipment represents the costs associated with wireless equipment and accessories sold. Cost of equipment is impacted by the volume of equipment transactions. The volume of equipment transactions is impacted by gross subscriber additions and customer upgrades. We, like other wireless providers, have continued to use discounts on sales of phone equipment and have continued to offer free phone promotions. As a result, we have incurred, and expect to continue to incur, losses on equipment sales. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased service revenue from an increase in the number of wireless subscribers and from higher-priced rate plans. Although gross subscriber additions during 2006 may increase compared to the 2004 and 2005 levels, customer upgrades are expected to be less. Therefore, we expect our cost of equipment to remain fairly constant during 2006.

For the year ended December 31, 2005, our cost of equipment increased compared to the years ended December 31, 2004 and 2003. When comparing 2005 to 2004, cost of equipment increased due to an increase in gross subscriber additions and an increase in the number of customers upgrading to new rate plans and purchasing new handsets. When comparing 2004 to 2003, without the impact of newly acquired markets, the increase was primarily due to an increase in the average cost of handsets sold to customers and an increase in the number of customers upgrading to new rate plans and purchasing new handsets. Most of these customers were upgrading to our new GSM/GPRS/EDGE rate plans.

Marketing and selling costs

Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell wireless products and services. We pay commissions to sales personnel and independent dealers for new business generated.

For the year ended December 31, 2005, our marketing and selling costs increased compared to the years ended December 31, 2004 and 2003. When comparing 2005 to 2004, the increase in our marketing and selling costs was due to an increase in advertising costs spent to promote our GSM/GPRS/EDGE rate plans along with an increase in commissions paid as a result of an increase in gross subscriber additions. When comparing 2004 to 2003, without the impact of newly acquired markets, the increase was primarily due to an increase in advertising costs spent to launch our new GSM/GPRS/EDGE rate plans.

General and administrative costs

Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections and corporate administration.

For the year ended December 31, 2005, our general and administrative costs increased compared to the years ended December 31, 2004 and 2003. When comparing 2005 to 2004, the increase in our general and administrative costs was primarily attributable to an increase in bad debt expense, costs related to the restructuring of our call center operations and an increase in legal fees associated with certain regulatory matters, offset by efficiencies gained from centralized administrative functions. When comparing 2004 to 2003, the increases in our general and administrative costs were primarily a result of increased infrastructure costs as a result of the overall growth of our business and higher legal and consulting fees.

Depreciation and amortization

Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets, primarily wireless systems and equipment, and the amortization of certain identifiable intangible assets. However, we do not amortize our wireless license acquisition costs or goodwill. Rather, these assets are subject to periodic evaluations for impairment. During 2005, the increases in depreciation and amortization, as a result of newly acquired or constructed assets, were mostly offset as older assets became fully depreciated. Thus, for the year ended December 31, 2005, our depreciation and amortization expense remained fairly constant compared to the year ended December 31, 2004. When comparing 2004 to 2003, depreciation and amortization expense increased due to fixed assets acquired or constructed, primarily from our GSM/GPRS/EDGE network buildout in 2003 and 2004. During 2006, we expect our depreciation and amortization expense to increase slightly due to accelerating the amortization of our customer lists.

Gain on disposition of operating assets

Our gain on disposition of operating assets for the year ended December 31, 2005 was a result of the sale and leaseback of 564 of our towers. On June 30, 2005 we recognized $0.9 million of the gain from the transactions and we deferred the remaining gain of $60.4 million, which will be recognized over the lease term of ten years. We expect to recognize a gain of approximately $6.0 million per year over the life of the lease.

Non-Operating Results

Interest expense

For the year ended December 31, 2005, our interest expense increased compared to the years ended December 31, 2004 and 2003. When comparing 2005 to 2004, this increase in our interest expense is due to an increase in our notes payable outstanding and the average interest rate of our notes payable, partially offset by a decrease in outstanding borrowings under our credit facility. When comparing 2004 to 2003, the increase in our interest expense was primarily due to an increase of notes payable on August 8, 3003 of $900.0 million related to our acquisition of American Cellular.

(Loss) gain from extinguishment of debt

For the year ended December 31, 2005, our loss from extinguishment of debt of $21.7 million was due to the redemption of the entire $299.0 million outstanding principal amount of our 10.875% senior notes. The gain from extinguishment of debt for the year ended December 31, 2004, was due to our repurchase of $230.3 million principal amount of our 8.875% senior notes at an aggregate cost of approximately $171.2 million, excluding accrued interest. We reported a gain on extinguishment of debt, net of deferred financing costs, of approximately $54.8 million as a result of these purchases. In addition, we purchased approximately $1.0 million principal amount of our 10.875% senior notes at an aggregate cost of approximately $0.8 million, excluding accrued interest. We reported a gain on extinguishment of debt, net of deferred financing costs, of approximately $0.2 million as a result of these purchases. These gains were offset by a loss on redemption of the remaining Dobson/Sygnet senior notes, and a loss related to the amendment of the Dobson Cellular credit facility. We redeemed the remaining $5.2 million of Dobson/Sygnet senior notes and recognized a loss from extinguishment of debt of $0.4 million due to the premium paid and the write off of related deferred financing costs. We paid off and amended the Dobson Cellular credit facility, and we recognized a loss of $14.2 million due to the write off of deferred financing costs related to the Dobson Cellular credit facility. The loss from extinguishment of debt for the year ended December 31, 2003, was due to paying off the Dobson Operating Company, or DOC, credit facility, the Sygnet credit facility and $183.3 million principal amount of the Dobson/Sygnet senior notes, described below under “Notes Payable”.

Redemption and repurchases of, and dividends on, preferred stock

As a result of implementing SFAS No. 150 on July 1, 2003, dividends on our mandatorily redeemable preferred stock began being presented as a financing expense, included in our net loss, while dividends on our conditionally redeemable preferred stock remained below our net loss. As a result of the mid-year implementation, for the year ended December 31, 2003, dividends on our mandatorily redeemable preferred stock are presented as both a financing expense, included in our net loss, and as an item below our net loss. Thus, our statement of operations includes the following:

	Year Ended December 31,
	2005	2004	2003
	($ In thousands)

Financing expense (above net loss):
(Loss) gain on redemption and repurchases of mandatorily redeemable preferred stock	$(70,840)	$6,478	$(26,777)
Dividends on mandatorily redeemable preferred stock	(22,552)	(32,075)	(30,568)
Items applicable to common stockholders (below net loss):
Dividends on preferred stock	(9,069)	(8,178)	(43,300)
Gain on redemption and repurchases of preferred stock	—	—	218,310

We issued 686,201 shares of Series F preferred stock on August 18, 2003, which is a conditionally redeemable preferred stock. The dividends on these shares were $9.1 million for the year ended December 31, 2005, $8.2 million for the year ended December 31, 2004 and $2.8 million for the year ended December 31, 2003 and are included as

“Dividends on preferred stock” below our net loss. In addition, on February 8, 2001, we issued 200,000 shares of Series AA preferred stock which was conditionally redeemable preferred stock. Upon transfer of the Series AA preferred stock by AT&T Wireless on June 17, 2003, these shares were canceled. The dividend on the Series AA preferred stock was $5.5 million for the year ended December 31, 2003, and is included as “Dividends on preferred stock” below our net loss. The dividends on our mandatorily redeemable preferred stock totaled $22.6 million for the year ended December 31, 2005, which compares to $32.1 million for the year ended December 31, 2004 and $65.6 million on a combined basis for the year ended December 31, 2003. This decrease in mandatorily redeemable preferred stock dividends from 2003 to 2005 is the result of the reduction in the number of shares of our mandatorily redeemable preferred stock outstanding due to redemption and repurchases of our mandatorily redeemable preferred stock during 2003, 2004 and 2005.

During the year ended December 31, 2005, we completed two exchange offers on our senior exchangeable preferred stock. On August 23, 2005, we exchanged 167,356 shares of preferred stock for 28,249,729 newly issued shares of Class A common stock and $50.2 million in cash. These repurchases resulted in a loss on redemption and repurchases of mandatorily redeemable preferred stock totaling approximately $66.4 million. In addition, on October 4, 2005, we exchange 8,700 shares of 12.25% senior exchangeable preferred stock and 30,021 shares of 13% senior exchangeable preferred stock for 5,982,040 shares of our Class A common stock and cash consideration of $1.6 million. We reported a loss on this transaction of approximately $4.4 million in the fourth quarter of 2005.

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

During the year ended December 31, 2003, prior to the adoption of SFAS No. 150, we repurchased a total of 32,707 shares of our 12.25% preferred stock and 27,500 shares of our 13% preferred stock, for an aggregate price of $36.6 million. This resulted in a gain from repurchase of preferred stock totaling $23.6 million. In addition, AT&T Wireless transferred to us all of our Series AA preferred stock, which had a fair value that was substantially lower than our carrying value, thus resulting in a gain on redemption of preferred stock of $194.7 million. Therefore, our total gain on redemptions and repurchases of preferred stock prior to adoption of SFAS No. 150 (on July 1, 2003) was $218.3 million. Subsequent to the adoption of SFAS No. 150, in 2003, we repurchased a total of 293,101 shares of our 12.25% preferred stock, for an aggregate purchase price of $311.0 million, which, including fees and the related write off of deferred financing costs, resulted in a loss on redemptions and repurchases of mandatorily redeemable preferred stock of $26.8 million. Although our redemptions and repurchases of preferred stock are in two separate captions for the year ended December 31, 2003, they netted to a gain of $191.5 million on a combined basis.

Other income, net

For the year ended December 31, 2005, our other income increased compared to the years ended December 31, 2004 and 2003. When comparing 2005 to 2004, this increase was a result of an increase in interest income, slightly offset by the expensing of the cost of our unsuccessful January 2005 preferred stock exchange offer, which expired in March 2005 without the minimum tender condition being satisfied. When comparing 2004 to 2003, our other income decreased, primarily due to a decrease in interest income due to lower interest rates for the year ended December 31, 2004.

Discontinued operations

For the years ended December 31, 2004 and 2003, we had income from discontinued operations. Our discontinued operations during 2004 relate to the Maryland properties included in the swap with Cingular Wireless, while our discontinued operations during 2003 relate to both the California properties included in the swap with AT&T Wireless and the Maryland properties included in the swap with Cingular Wireless.

LIQUIDITY AND CAPITAL RESOURCES

We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, and when necessary, bank debt and the sale of debt and equity securities. Although we cannot provide assurance, assuming successful implementation of our strategy, including the continuing development of our wireless systems and significant and sustained growth in our cash flows, we believe that availability under our Dobson Cellular revolving line of credit, our cash and cash equivalents on hand and cash flows from operations will be sufficient to satisfy our currently expected capital expenditures, working capital and debt service obligations over the next few years. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and the regulatory, technological and competitive developments that may arise.

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

Working Capital and Net Cash Flow

At December 31, 2005, we had working capital of $114.9 million, a ratio of current assets to current liabilities of 1.5:1 and an unrestricted cash balance of $196.5 million, which compares to working capital of $77.6 million, a ratio of current assets to current liabilities of 1.3:1, an unrestricted cash balance of $139.9 million and marketable securities of $39.0 million at December 31, 2004.

Our net cash provided by operating activities was $176.5 million for the year ended December 31, 2005, compared to $150.4 million for the year ended December 31, 2004 and $259.8 million for the year ended December 31, 2003. The increase from 2004 to 2005 was primarily due to increased operating income, which generated more net cash receipts in 2005 than in 2004 and changes in current assets and current liabilities. The decrease from 2003 to 2004 was primarily due to a decrease in our operating income, a decrease in cash provided by discontinued operations and decreases resulting from our changes in our current assets and liabilities. For additional analysis of the changes impacting loss from continuing operations see “Results of Operations for the Years Ended December 31, 2005, 2004 and 2003.” We expect that any future improvements in cash provided by operating activities will primarily be driven by improvements in income from continuing operations.

We used cash in investing activities for the years ended December 31, 2005, 2004 and 2003. Investing activities are typically related to capital expenditures, purchases and sales of marketable securities and other assets and acquisitions and sales of markets. We typically expect to use cash in investing activities for the foreseeable future as we continue to develop our network. Our net cash used in investing activities for the year ended December 31, 2005 related to capital expenditures of $145.9 million and the purchase of Pennsylvania 4 RSA’s wireless assets, partially offset by proceeds related to the sale of 564 of our towers during 2005 and sales of marketable securities. Our net cash used in investing activities for the year ended December 31, 2004, primarily related to capital expenditures of $142.0 million, the purchase of Michigan 2,4 and 5 RSA’s and NPI’s wireless assets and purchases of marketable securities, partially offset by sales of marketable securities, cash received from Cingular Wireless as part of our Michigan/Maryland swap and receipt of funds held in escrow for contingencies on sold assets.

We used cash in financing activities for the years ended December 31, 2005, 2004 and 2003. Financing activities are typically related to proceeds from our notes payable and credit facility offset by repayments of our notes payable and credit facility, financing costs and distributions to minority interest holders. Our financing activities for the year ended December 31, 2005, were primarily related to the repayment of our 10.875% senior notes, financing costs related to our exchange offer, deferred financing costs related to our new notes and convertible debentures and distributions to minority interest holders, partially offset by our new notes and convertible debentures issued in September. Our financing activity uses for the year ended December 31, 2004, consisted primarily of repayments and repurchases of our credit facilities and notes, redemption and repurchases of preferred stock and deferred financing costs, offset by proceeds from our credit facilities and notes. For future expected payments of our notes, see the “Contractual Obligations” table included below.

Capital Resources

Dobson Cellular Senior Secured Credit Facility

Dobson Cellular’s senior secured credit facility consists of a $75.0 million senior secured revolving credit facility.

The Dobson Cellular credit facility is guaranteed by us, DOC and DOC Lease Co LLC, and is secured by first and second priority security interests in all of the tangible and intangible assets of Dobson Cellular. The Dobson Cellular credit facility is not guaranteed by American Cellular or any of its subsidiaries. In connection with the offering by Dobson Cellular of its $825.0 million of senior secured notes in November 2004, Dobson Cellular repaid all outstanding borrowings under the Dobson Cellular credit facility totaling $599.5 million and amended it to, among other things, permit additional leverage under certain of the leverage ratios, eliminate the term loan portion of the facility, amend the revolving portion of the facility to provide for maximum borrowing of $75.0 million and shorten the maturity of the credit facility to October 23, 2008. As of December 31, 2005 and 2004, we had no borrowings under this amended credit facility, and all $75.0 million was available for borrowing.

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

Notes Payable

On September 13, 2005, we completed our offerings of $150.0 million principal amount of senior floating rate notes due 2012 and $150.0 million principal amount of senior convertible debentures due 2025. The net proceeds from the offerings, before expenses, were $294.0 million. In addition, we had granted the initial purchasers of the senior convertible debenture offering an option to purchase up to an additional $30.0 million principal amount of senior convertible debentures. On October 13, 2005, the initial purchasers exercised their right to purchase an additional $10.0 million principal amount of debentures. As of December 31, 2005, the aggregate principal amount of senior convertible debentures outstanding was $160.0 million.

Dobson Communications Senior Floating Rate Notes

The senior floating rate notes, which mature on October 15, 2012, bear interest at the rate per annum equal to LIBOR plus 4.25%, which is reset quarterly. Interest payments are due on January 15, April 15, July 15 and October 15, commencing October 15, 2005. The notes are effectively subordinated to Dobson Communications Corporation’s, or DCC’s, existing and future secured indebtedness to the extent of the collateral securing that indebtedness, and to the existing and future liabilities of DCC’s subsidiaries; equal in right of payment to all of DCC’s existing and future unsecured senior indebtedness; and senior in right of payment to DCC’s future subordinated indebtedness. At December 31, 2005, LIBOR equaled 4.53% therefore; the interest rate on these notes was 8.78%.

Dobson Communications 1.50% Senior Convertible Debentures

The senior convertible debentures, which mature on October 1, 2025, bear interest at 1.50% per annum. Interest payments are due on April 1, and October 1, commencing April 1, 2006. The debentures will be convertible, under certain circumstances at the holders’ option, into shares of our Class A common stock initially at a conversion rate of 97.0685 shares per $1,000 principal amount of the debentures (equivalent to an initial conversion price of approximately $10.30 per share), subject to adjustments related to potential equity transactions and other events. Upon conversion of the debentures, we have the right to deliver shares of our Class A common stock, cash or a combination of cash and shares of our Class A common stock. The debentures are effectively subordinated to DCC’s existing and future secured indebtedness to the extent of the collateral securing that indebtedness, and to the existing and future liabilities of DCC’s subsidiaries; equal in right of payment to all of DCC’s existing and future unsecured senior indebtedness; and senior in right of payment to DCC’s future subordinated indebtedness.

Dobson Communications 8.875% Senior Notes

On September 26, 2003, we completed the sale of $650.0 million principal amount of 8.875% senior notes due 2013. The net proceeds from the sale of the notes were used to repay in full all amounts owing under the old bank credit facility of DOC, and to repay in part amounts owing under the bank credit facility of Sygnet Wireless, Inc. The senior notes rank pari passu in right of payment with any of our existing and future senior indebtedness and are senior to all existing and future subordinated indebtedness.

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

Dobson Communications 10.875% Senior Notes

On June 15, 2000, we completed the sale of $300.0 million principal amount of our 10.875% senior notes due 2010. We purchased approximately $1.0 million principal amount of our 10.875% senior notes at an aggregate cost of approximately $0.8 million, excluding accrued interest, with a portion of the proceeds from the sale by Dobson Cellular of its senior secured notes in November 2004. We reported a gain on extinguishment of debt, net of deferred financing costs, of approximately $0.2 million in the fourth quarter of 2004 as a result of these purchases. On October 17, 2005, we used $294.0 million of restricted cash, along with cash on hand, to pay the redemption price of the entire $299.0 million outstanding principal amount of our 10.875% senior notes, plus accrued interest and the applicable redemption premium. A loss of $13.5 million, net of income tax, was recognized in the fourth quarter of 2005 due to the redemption of these 10.875% senior notes.

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

     2011 Floating Rate Notes

The 2011 first priority senior secured floating rate notes bear interest at the rate per annum, reset quarterly, equal to LIBOR plus 4.75%. At December 31, 2005, LIBOR equaled 4.53% therefore; the interest rate on these notes was 9.28%.

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

Restrictive Covenants

The indentures related to all of our senior notes contains certain covenants including, but not limited to, covenants that limit our ability and that of our restricted subsidiaries to:

•	incur indebtedness;

•	incur or assume liens;

•	pay dividends or make other restricted payments;

•	impose dividend or other payment restrictions affecting our restricted subsidiaries;

•	issue and sell capital stock of our restricted subsidiaries;

•	issue certain capital stock;

•	issue guarantees of indebtedness;

•	enter into transactions with affiliates;

•	sell assets;

•	engage in un-permitted lines of business;

•	enter into sale and leaseback transactions; and

•	merge or consolidate with or transfer substantial assets to another entity.

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

During 2001, American Cellular issued $700.0 million principal amount of its 9.5% senior subordinated notes due 2009 at a discount of $6.9 million. The discount was being amortized over the life of the notes. In August 2003, as part of the restructuring of American Cellular, holders of $681.9 million outstanding principal amount of American Cellular’s senior notes surrendered their senior notes and received approximately $48.7 million in cash, 43.9 million shares of newly issued shares of our Class A common stock, and 681,900 shares of our Series F preferred stock, which had an aggregate liquidation preference of approximately $121.8 million and is convertible into a maximum of 13.9 million shares of our Class A common stock. We also issued an additional 4,301 shares of our Series F preferred stock and 276,848 shares of our Class A common stock in payment of certain fees. There remains outstanding $18.1 million principal amount of American Cellular’s 9.5% senior subordinated notes.

The indenture for American Cellular’s 10% senior notes includes certain covenants including, but not limited to, covenants that limit the ability of American Cellular and its restricted subsidiaries to:

•	incur indebtedness;

•	incur or assume liens;

•	pay dividends or make other restricted payments;

•	impose dividend or other payment restrictions affecting our restricted subsidiaries;

•	issue and sell capital stock of our restricted subsidiaries;

•	issue certain capital stock;

•	issue guarantees of indebtedness;

•	enter into transactions with affiliates;

•	sell assets;

•	engage in un-permitted lines of business;

•	enter into sale and leaseback transactions; and

•	merge or consolidate with or transfer substantial assets to another entity.

American Cellular has required, and will likely continue to require, substantial capital to further develop, expand and upgrade its wireless systems.

Preferred Stock

During August 2003, in conjunction with the American Cellular reorganization, we issued 686,201 shares of our Series F preferred stock having an aggregate liquidation preference of $122.5 million and convertible into a maximum of 14.0 million shares of our Class A common stock, plus $48.7 million in cash and 44.2 million shares of our Class A common stock to the former holders of $681.9 million principal amount of American Cellular’s outstanding 9.5% senior subordinated notes due 2009 and their advisors. On September 12, 2005, we issued 48,036 shares of Series F preferred stock as payment in kind for dividends due on October 15, 2004 and April 15, 2005 on our outstanding Series F preferred stock. We also paid accrued interest on those dividends. On October 15, 2005, we issued 25,680 shares of Series F preferred stock as payment in kind for dividends due October 15, 2005 on our outstanding Series F preferred stock. Therefore, as of December 31, 2005 our outstanding Series F preferred stock had an aggregate liquidation preference of $135.7 million.

During the year ended December 31, 2003, prior to the adoption of SFAS No. 150, we repurchased a total of 32,707 shares of our 12.25% preferred stock and 27,500 shares of our 13% preferred stock, for an aggregate purchase price of $36.6 million. This resulted in a gain on redemption and repurchases of preferred stock totaling $23.6 million for the year ended December 31, 2003. In addition, AT&T Wireless transferred to us all of our Series AA preferred stock, which had a fair value that was substantially lower than our carrying value, thus resulting in a gain on redemption and repurchases of preferred stock of $194.7 million. Therefore, our total gain from redemption and repurchases of preferred stock prior to adoption of SFAS No. 150 (on July 1, 2003) was $218.3 million for the year ended December 31, 2003. The gain on redemption and repurchases of preferred stock is included in net income applicable to common stockholders. Subsequent to the adoption of SFAS No. 150, in 2003, we repurchased a total of 293,101 shares of our 12.25% preferred stock, for an aggregate purchase price of $311.0 million, which, including fees and the related write off of deferred financing costs, resulted in a loss from redemption and repurchases of preferred stock of $26.8 million and is included in our loss from continuing operations for the year ended December 31, 2003.

On June 15, 2004, our board of directors authorized us to expend up to $50.0 million to repurchase some of our outstanding 12.25% and 13% preferred stock. Through December 31, 2004, we repurchased a total of 14,816 shares of our 12.25% preferred stock and 9,475 shares of our 13% preferred stock. The preferred stock repurchases totaled 24,291 shares for $17.4 million, of which all have been canceled. These repurchases resulted in a gain on redemption and repurchases of preferred stock totaling $6.5 million for the year ended December 31, 2004. The gain on redemption and repurchases of preferred stock is included in our loss from continuing operations.

On August 23, 2005, we completed a private exchange offer and a publicly registered exchange offer with holders of our 12.25% senior exchangeable preferred stock and our 13% senior exchangeable preferred stock. In connection with the exchange offer, we issued 28,249,729 shares of Class A common stock and paid $50.2 million in cash for an aggregate of 167,356 shares of preferred stock. We also obtained the consent of the holders of a majority of our 12.25% senior exchangeable preferred stock and our 13% senior exchangeable preferred stock to (1) amend the respective certificate of designation governing each series of preferred stock to eliminate all voting rights, other than voting rights required by law, and substantially all of the restrictive covenants applicable to such series of preferred stock for a period of 18 months from the expiration date of the exchange offer, after which time a revised set of covenants would be applicable to the preferred stock as long as an aggregate of at least 15,000 shares of 12.25% senior exchangeable preferred stock and 13% senior exchangeable preferred stock are outstanding, and (2) waive compliance by us with these provisions of the certificates of designation until the proposed amendments become effective or until 18 months from the expiration date of the exchange offer. The preferred stock repurchased totaling 167,356 shares have been canceled. We incurred a loss of approximately $66.4 million on this transaction.

On October 4, 2005, we entered into agreements with certain holders of our 12.25% senior exchangeable preferred stock and our 13% senior exchangeable preferred stock under which the holders agreed to exchange 8,700 shares of 12.25% senior exchangeable preferred stock and 30,021 shares of 13% senior exchangeable preferred stock for 5,982,040 shares of our Class A common stock and cash consideration of $1.6 million. Upon the closing of these transactions, the aggregate outstanding liquidation preference of the 12.25% senior exchangeable preferred stock and the 13% senior exchangeable preferred stock decreased from $71.7 million to $33.0 million. We reported a loss on this transaction of approximately $4.4 million in the fourth quarter of 2005.

As of December 31, 2005, we had outstanding 5,154 shares of our 12.25% senior exchangeable preferred stock with an aggregate liquidation value of $5.1 million, net of discount, plus accrued dividends, and 27,847 shares of our 13% senior exchangeable preferred stock with an aggregate liquidation value of $27.7 million, net of related deferred financing costs, plus accrued dividends.

Subsequently, on March 1, 2006, we redeemed and cancelled all remaining outstanding shares of our 12.25% senior exchangeable preferred stock and our 13% senior exchangeable preferred stock. Accordingly, no shareholder approval of the proposed amendments to the respective certificates of designation is required.

The cash redemption price for the 12.25% preferred stock was $1,220.38 per share, which represents 100% of the liquidation preference, plus an amount in cash equal to all accumulated and unpaid dividends (including applicable interest for accrued but unpaid dividends) up to, but not including, the redemption date. The cash redemption price for the 13% preferred stock was $1,270.98 per share, which represents 104.333% of the liquidation preference, plus an amount in cash equal to all accumulated and unpaid dividends (including applicable interest for accrued but unpaid dividends) up to, but not including, the redemption date. We expect to record a loss of less than $2 million during the first quarter of 2006, due to this redemption.

Capital Expenditures and Commitments

Our capital expenditures were $145.9 million for the year ended December 31, 2005. The majority of these expenditures were spent to expand the capacity of our GSM/GPRS/EDGE network, support the addition of new GSM/GPRS/EDGE cell sites, upgrade acquired networks and fund certain mandates to comply with the requirements of E-911 Phase II. We plan to spend approximately $155 million for capital expenditures during 2006, as we continue to develop and improve our GSM/GPRS/EDGE wireless network and fund certain mandates to comply with the requirements of E-911.

The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions. We may require additional financing for future acquisitions and to refinance our debt at its final maturities.

Contractual Obligations

The table below sets forth all of our contractual cash obligations as of December 31, 2005, which are obligations during the following years.

	2006	2007-2008	2009-2010	2011 and after
	($ In thousands)

Contractual Cash Obligations
Notes payable	$—	$—	$14,794	$2,454,681
Mandatorily redeemable preferred stock(1)	—	5,154	27,847	—
Series F preferred stock	—	—	—	135,695
Operating leases	61,527	108,657	85,942	141,745
Purchase obligations	1,429	42,800	—	—

Total contractual cash obligations	$62,956	$156,611	$128,583	$2,732,121

(1)	On March 1, 2006, we redeemed of all of our outstanding shares of 12.25% preferred stock and 13% preferred stock, thus eliminating this future obligation. Dividends on the shares of the preferred stock ceased to accrue on the redemption date.

In addition, we are required to make cash interest payments on our 8.875% senior notes due 2013, our senior floating rate notes due 2012 and senior convertible debentures due 2025. Dobson Cellular is required to pay cash interest on its 9.875% second priority senior secured notes due 2012, 8.375% senior secured notes due 2011 and its floating rate senior secured notes due 2011, and American Cellular is required to pay cash interest on its 10% senior notes due 2011 and its 9.5% senior subordinated notes due 2009. Based on outstanding principal amounts at December 31, 2005, cash interest on our notes is as follows:

•	$37.2 million annually through maturity in 2013 on our 8.875% senior notes;

•	$13.2 million annually based on the interest rate in effect on December 31, 2005, on our senior floating rate notes that will vary through maturity in 2012 based on the applicable interest rate, which is reset quarterly, of LIBOR plus 4.25%;

•	$2.4 million annually through maturity in 2025 on our senior convertible debentures;

•	$32.1 million annually through maturity in 2012 on Dobson Cellular’s 9.875% second priority senior secured notes;

•	$20.9 million annually through maturity in 2011 on Dobson Cellular’s 8.375% senior secured notes;

•	$23.2 million annually based on the interest rate in effect on December 31, 2005, on Dobson Cellular’s floating rate senior secured notes that will vary through maturity in 2011 based on the applicable interest rate, which is reset quarterly, of LIBOR plus 4.75%;

•	$90.0 million annually through maturity in 2011 on American Cellular’s 10% senior notes; and

•	$1.7 million annually through maturity in 2009 on American Cellular’s 9.5% senior subordinated notes.

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase obligations include all legally binding contracts such as firm commitments for service, inventory purchases, capital expenditures, software acquisition/licenses and non-cancelable purchase orders that meet the definition of a “purchase obligation.”

We are obligated under a purchase and license agreement with Nortel Networks Corp. to purchase approximately $90 million of GSM/GPRS/EDGE related products and services prior to June 9, 2007. If we fail to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 20% of the portion of the $90 million commitment that remains unfulfilled. As of December 31, 2005, approximately $47.2 million of this commitment has been fulfilled. The remaining commitment of approximately $42.8 million is included in the table above.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements or liabilities. In addition, we do not have any majority-owned subsidiaries or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements.

Related Party Transactions

For a further discussion regarding additional relationships and related party transactions, we refer you to our Proxy Statement for our 2006 annual meeting of stockholders, which will be filed with the SEC within 120 days after December 31, 2005, and which is incorporated herein by reference under Item 13 below.

EFFECT OF NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board, or FASB, published FASB Statement No. 123 (revised 2004), “Share-Based Payments.” Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued.

As a larger public entity, we were required to apply Statement 123(R) as of the first annual reporting period of our first fiscal year that begins after June 15, 2005, which is the first quarter of 2006.

Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

Statement 123(R) replaced FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the notes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. As allowed, we have historically accounted for stock options using the accounting principles of Opinion 25. The impact of adopting the provisions of Statement 123(R) will be to increase our non-cash compensation expense in future periods. We adopted the modified prospective method and plan to continue using the Black-Scholes option pricing model as our method to estimate the fair value of stock options as part of our adoption of Statement 123(R). As disclosed in the notes to our consolidated financial statements, using this Black-Scholes method of determining fair value in the past would have increased our non-cash compensation expense, net of tax, by approximately $4.5 million for the year ended December 31, 2005, $6.5 million for the year ended December 31, 2004 and $6.1 million for the year ended December 31, 2003. Upon implementation on January 1, 2006, our liability relating to shares expected to be purchased in the current offering period of our employee stock purchase plan is not material. In addition, based solely on the number of options currently granted and shares expected to be purchased in the current offering period of our employee stock purchase plan, we expect the 2006 incremental expense associated with the adoption of Statement 123(R) to be less than $4 million, net of tax. The provisions of our credit facilities, outstanding notes, and preferred stock do not include non-cash compensation expenses in the determination of financial covenants. As a result, the effects of the adoption of Statement 123(R) will not have a significant impact on our financial condition or capital resources.

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

Item 8.	Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

March 10, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Dobson Communications Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Dobson Communications Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dobson Communications Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Dobson Communications Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, Dobson Communications Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dobson Communications Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 10, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Oklahoma City, Oklahoma
March 10, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Dobson Communications Corporation:

We have audited the accompanying consolidated balance sheets of Dobson Communications Corporation and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dobson Communications Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dobson Communications Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Oklahoma City, Oklahoma
March 10, 2006

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	2005	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$196,450,044	$139,884,107
Marketable securities (Note 2)	—	39,000,000
Accounts receivable —
Customers, net of allowance for doubtful accounts of $3,646,186 in 2005 and $2,307,259 in 2004	125,597,696	99,941,071
Inventory	15,876,286	15,610,745
Deferred tax assets (Note 11)	9,234,000	9,202,000
Prepaid expenses and other	8,215,153	8,509,486

Total current assets	355,373,179	312,147,409

PROPERTY, PLANT AND EQUIPMENT, net (Note 2)	483,790,376	533,744,179

OTHER ASSETS:
Restricted investments (Note 2)	4,511,414	10,349,626
Wireless license acquisition costs	1,815,152,364	1,786,610,363
Goodwill	621,317,578	620,031,217
Deferred financing costs, net of accumulated amortization of $9,774,216 in 2005 and $8,420,971 in 2004	40,243,593	43,025,883
Customer list, net of accumulated amortization of $118,619,471 in 2005 and $91,630,917 in 2004	60,906,029	87,693,583
Other non-current assets	4,460,064	4,149,608

Total other assets	2,546,591,042	2,551,860,280

Total assets	$3,385,754,597	$3,397,751,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$104,728,072	$80,085,348
Accrued expenses	33,844,904	31,438,255
Accrued interest payable	63,686,464	74,471,790
Deferred revenue and customer deposits	30,067,359	28,881,603
Accrued dividends payable	8,126,105	19,404,780
Current portion of obligations under capital leases	—	305,449

Total current liabilities	240,452,904	234,587,225

OTHER LIABILITIES:
Notes payable (Note 6)	2,469,474,408	2,456,137,897
Deferred tax liabilities (Note 11)	259,025,826	283,744,665
Mandatorily redeemable preferred stock, net (Note 8)	32,793,153	236,094,326
Minority interest	6,761,636	5,422,043
Deferred gain on disposition of operating assets and other non-current liabilities	61,603,630	4,161,627
Commitments (Note 7)
SERIES F CONVERTIBLE PREFERRED STOCK (Note 8)	135,695,389	122,535,599
STOCKHOLDERS’ EQUITY: (Note 9)
Class A common stock, $.001 par value, 325,000,000 shares authorized and 149,912,257 and 120,081,762 shares issued in 2005 and 2004	149,913	120,082
Convertible Class B common stock, $.001 par value, 70,000,000 shares authorized and 19,418,021 shares issued in 2005 and 2004	19,418	19,418
Convertible Class C common stock, $.001 par value, 4,226 shares authorized and zero shares issued in 2005 and 2004	—	—
Convertible Class D common stock, $.001 par value, 33,000 shares authorized and zero shares issued in 2005 and 2004	—	—
Paid-in capital	1,429,048,308	1,206,362,528
Accumulated deficit	(1,249,269,988)	(1,118,001,904)
Less 5,622,599 Class A common shares held in treasury, at cost at December 31, 2004	—	(33,431,638)

Total stockholders’ equity	179,947,651	55,068,486

Total liabilities and stockholders’ equity	$3,385,754,597	$3,397,751,868

The accompanying notes are an integral part of these consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003

OPERATING REVENUE:
Service revenue	$858,385,359	$771,610,002	$505,859,702
Roaming revenue	258,407,100	208,153,911	201,198,858
Equipment and other revenue	62,669,499	43,717,647	28,695,089

Total operating revenue	1,179,461,958	1,023,481,560	735,753,649

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	296,593,650	255,307,899	173,435,819
Cost of equipment	130,111,396	108,968,337	56,611,860
Marketing and selling	141,252,477	128,690,425	79,546,561
General and administrative	196,896,471	179,525,394	106,108,639
Depreciation and amortization	202,395,106	192,818,463	119,424,083
Gain on disposition of operating assets	(3,853,930)	—	—

Total operating expenses	963,395,170	865,310,518	535,126,962

OPERATING INCOME	216,066,788	158,171,042	200,626,687

OTHER (EXPENSE) INCOME:
Interest expense	(243,002,145)	(219,658,519)	(138,147,936)
(Loss) gain from extinguishment of debt (Note 6)	(21,698,179)	40,401,261	(52,276,698)
(Loss) gain on redemption and repurchases of mandatorily redeemable preferred stock (Note 8)	(70,840,264)	6,478,563	(26,776,601)
Dividends on mandatorily redeemable preferred stock (Note 8)	(22,551,879)	(32,074,685)	(30,568,258)
Other income, net	4,576,979	3,120,874	3,829,138

LOSS BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	(137,448,700)	(43,561,464)	(43,313,668)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(9,754,591)	(4,866,532)	(6,541,861)

LOSS BEFORE INCOME TAXES	(147,203,291)	(48,427,996)	(49,855,529)
Income tax benefit (expense) (Note 11)	25,593,228	(3,635,201)	(844,828)

LOSS FROM CONTINUING OPERATIONS	(121,610,063)	(52,063,197)	(50,700,357)
DISCONTINUED OPERATIONS: (Note 3)
Income from discontinued operations, net of income tax expense of $271,327 in 2004 and $7,321,053 in 2003	—	442,692	11,944,875
Gain from sale of discontinued operations, net of income tax expense of $9,062,587	—	—	14,786,325

NET LOSS	(121,610,063)	(51,620,505)	(23,969,157)
DIVIDENDS ON PREFERRED STOCK	(9,069,237)	(8,177,677)	(43,299,923)
GAIN ON REDEMPTION AND REPURCHASES OF PREFERRED STOCK	—	—	218,310,109

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(130,679,300)	$(59,798,182)	$151,041,029

BASIC NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.90)	$(0.45)	$1.42

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	145,960,251	133,784,752	106,291,582

DILUTED NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.90)	$(0.45)	$1.38

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	145,960,251	133,784,752	109,676,631

The accompanying notes are an integral part of these consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Stockholders’ (Deficit) Equity
								Accumulated		Total
								Other		Stockholders’
	Comprehensive	Class A Common Stock		Class B Common Stock			Accumulated	Comprehensive	Treasury	(Deficit)
	Loss	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Loss	Stock at Cost	Equity

DECEMBER 31, 2002		39,700,968	$39,701	54,977,481	$54,978	$674,023,222	$(989,852,500)	$(1,080,726)	$(26,256,499)	$(343,071,824)
Net loss	$(23,969,157)	—	—	—	—	—	(23,969,157)	—	—	(23,969,157)
Amounts related to hedged transactions reclassed into earnings, net of tax	1,382,213	—	—	—	—	—	—	1,382,213	—	1,382,213
Change in fair value of hedge transactions, net of tax	(301,487)	—	—	—	—	—	—	(301,487)	—	(301,487)

Total comprehensive loss	$(22,888,431)

Receipt of subscription receivable		—	—	—	—	9,979,616	—	—	—	9,979,616
Preferred stock dividends		—	—	—	—	—	(43,299,923)	—	—	(43,299,923)
Issuance and conversion of common stock		80,296,388	80,297	(35,559,460)	(35,560)	302,826,009	—	—	—	302,870,746
Increase in treasury stock, at cost		—	—	—	—	—	—	—	(8,498,206)	(8,498,206)
Issuance of treasury stock		—	—	—	—	—	(666,589)	—	809,483	142,894
Additional paid in capital from redemption of preferred stock		—	—	—	—	218,310,109	—	—	—	218,310,109

DECEMBER 31, 2003		119,997,356	119,998	19,418,021	19,418	1,205,138,956	(1,057,788,169)	—	(33,945,222)	113,544,981
Net loss and comprehensive loss	$(51,620,505)	—	—	—	—	—	(51,620,505)	—	—	(51,620,505)

Series F preferred stock dividends		—	—	—	—	—	(8,177,677)	—	—	(8,177,677)
Issuance of common stock		84,406	84	—	—	1,223,572	—	—	—	1,223,656
Issuance of treasury stock		—	—	—	—	—	(415,553)	—	513,584	98,031

DECEMBER 31, 2004		120,081,762	120,082	19,418,021	19,418	1,206,362,528	(1,118,001,904)	—	(33,431,638)	55,068,486
Net loss and comprehensive loss	$(121,610,063)	—	—	—	—	—	(121,610,063)	—	—	(121,610,063)

Series F preferred stock dividends		—	—	—	—	—	(9,069,237)	—	—	(9,069,237)
Issuance of common stock		29,830,495	29,831	—	—	215,785,062	—	—	—	215,814,893
Issuance of treasury stock		—	—	—	—	6,900,718	(588,784)	—	33,431,638	39,743,572

DECEMBER 31, 2005		149,912,257	$149,913	19,418,021	$19,418	$1,429,048,308	$(1,249,269,988)	$—	$—	$179,947,651

The accompanying notes are an integral part of these consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(121,610,063)	$(52,063,197)	$(50,700,357)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities, net of effects of acquisitions —
Depreciation and amortization	202,395,106	192,818,463	119,424,083
Amortization of bond discounts and deferred financing costs	7,213,338	7,802,169	8,887,519
Deferred income taxes	(27,450,549)	2,531,145	3,632,506
Non-cash mandatorily redeemable preferred stock dividends	22,551,879	13,728,072	7,173,660
Loss (gain) on redemption and repurchases of mandatorily redeemable preferred stock	70,840,264	(6,478,563)	26,776,601
Loss from extinguishment of debt	21,698,179	18,551,794	52,276,698
Gain on disposition of operating assets	(3,853,930)	—	—
Cash (used in) provided by operating activities of discontinued operations	—	(815,597)	26,796,213
Minority interests in income of subsidiaries	9,754,591	4,866,532	6,541,861
Other operating activities	1,646,956	71,763	245,396
Changes in current assets and liabilities —
Accounts receivable	(25,656,625)	(1,579,937)	16,850,103
Inventory	(265,541)	(2,774,598)	(3,203,846)
Prepaid expenses and other	152,850	(291,600)	(974,550)
Accounts payable	24,642,724	(25,746,269)	20,025,995
Accrued expenses	(6,764,251)	(2,194,523)	23,274,559
Deferred revenue and customer deposits	1,185,756	1,934,157	2,762,300

Net cash provided by operating activities	176,480,684	150,359,811	259,788,741

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(145,885,008)	(142,049,146)	(163,921,108)
Purchase of wireless licenses and properties	(33,248,006)	(61,094,444)	(57,659,199)
Cash acquired through acquisition of American Cellular Corporation	—	—	35,819,121
Receipt of funds held in escrow for contingencies on sold assets	—	11,354,020	7,094,075
Decrease in receivable-affiliate	—	—	(9,178,054)
Cash received from exchange of assets	—	21,978,720	—
Proceeds from the sale of assets	90,434,054	269,512	13,452
Cash used in investing activities of discontinued operations	—	(140,234)	(4,966,458)
Purchases of marketable securities	—	(65,000,000)	(45,000,000)
Sales of marketable securities	39,000,000	82,700,000	105,350,000
Other investing activities	(3,366,971)	87,177	13,453,062

Net cash used in investing activities	(53,065,931)	(151,894,395)	(118,995,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities and senior notes	310,000,000	899,000,000	2,100,000,000
Repayments and repurchases of credit facilities and senior notes	(299,000,000)	(859,209,000)	(1,850,019,072)
Distributions to minority interest holders	(8,414,998)	(5,754,722)	(8,039,860)
Redemption and repurchases of mandatorily redeemable preferred stock	—	(17,375,750)	(347,588,244)
Preferred stock dividends paid	(6,280)	(3,676,068)	(12,008,340)
Preferred stock exchange	(54,534,811)	—	—
Debt financing costs	(23,792,716)	(16,852,045)	(47,105,227)
Purchase of restricted investments	(22,000)	(5,860,000)	(525,000)
Maturities of restricted investments	6,001,695	—	83,600
Issuance of common stock	2,760,299	230,156	903,263
Other financing activities	159,995	(623,219)	41,383

Net cash used in financing activities	(66,848,816)	(10,120,648)	(164,257,497)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	56,565,937	(11,655,232)	(23,463,865)
CASH AND CASH EQUIVALENTS, beginning of year	139,884,107	151,539,339	175,003,204

CASH AND CASH EQUIVALENTS, end of year	$196,450,044	$139,884,107	$151,539,339

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest	$243,757,484	$206,956,137	$94,361,078
Income taxes	$830,534	$1,976,374	$3,408,385
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock dividend paid through the issuance of preferred stock	$13,163,540	$—	$—
Value of Class A common stock issued in preferred stock exchange	$250,954,771	$—	$—
Stock dividend paid through the issuance of preferred stock (prior to the implementation of SFAS 150)	$—	$—	$24,185,000
Transfer of fixed assets to affiliates	$—	$—	$277,453
Net property and equipment (disposed) acquired through exchange of assets	$—	$(11,793,362)	$8,436,363
Net wireless license acquisition costs disposed through exchange of assets	$—	$(41,143,732)	$(50,462,667)

The accompanying notes are an integral part of these consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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

Cash and Cash Equivalents

Cash and cash equivalents of $196.5 million at December 31, 2005, and $139.9 million at December 31, 2004, consist of cash and cash equivalents including all highly liquid investments with maturities at the date of purchase of three months or less, and the carrying amounts approximate fair value.

Marketable Securities

The Company has invested in certain marketable securities and classifies these securities as available-for-sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 115, available-for-sale marketable securities are accounted for at fair value, with the unrealized gain or loss, less applicable deferred income taxes, shown as a separate component of stockholders’ equity.

At December 31, 2005, the Company had no marketable securities. At December 31, 2004, the Company’s marketable securities consisted entirely of auction-rate securities totaling $39.0 million. At December 31, 2004, the carrying value and fair value of these securities were the same.

Allowance for Doubtful Accounts

Allowance for doubtful accounts of $3.6 million at December 31, 2005 and $2.3 million at December 31, 2004 are based on a percentage of aged receivables. The Company reviews the adequacy of its allowance for doubtful accounts monthly.

Inventory

The Company values its inventory using the weighted average costing method of accounting or, if lower, estimated market value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials and overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense was $175.4 million for the year ended December 31, 2005, $167.9 million for the year ended December 31, 2004 and $98.9 million for the year ended December 31, 2003.

Listed below are the major classes of property, plant and equipment, their estimated useful lives, in years, and their balances as of December 31, 2005 and 2004:

	Useful Life	2005	2004
		($ In thousands)

Wireless systems and equipment	3-10	$918,908	$823,176
Buildings and improvements	5-40	56,142	59,661
Vehicles, aircraft and other work equipment	5-10	1,448	7,706
Furniture and office equipment	5-10	95,284	88,747
Plant under construction		5,405	2,985
Land		3,484	2,730

Property, plant and equipment		1,080,671	985,005
Accumulated depreciation		(596,881)	(451,261)

Property, plant and equipment, net		$483,790	$533,744

Tower Sale and Leaseback

During 2005, the Company sold 564 towers to Global Tower LLC and then leased them back under leases with an initial ten-year term. These leases are accounted for as operating leases. On June 30, 2005, the Company completed the sale of 507 cellular towers for approximately $77.0 million. The Company completed the sale of the remaining 56 towers on October 3, 2005 and one additional tower on October 7, 2005, for approximately $8.9 million. These sales resulted in a total gain of approximately $61.3 million, of which $0.9 million was

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized at June 30, 2005 and the remaining $60.4 million will be recognized over the life of the leases. The gain has and will continue to be recognized on the statement of operations as “Gain on disposition of operating assets.”

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

As a result of technological advances, which led to the Company’s upgrade to GSM/GPRS/EDGE technology during 2004, the Company reassessed the useful lives and carrying values of its TDMA network assets during the fourth quarter of 2004. While no impairment was noted, this assessment did result in the reduction of the Company’s remaining useful lives for these TDMA network assets. This reduction in the remaining useful lives has resulted in an annual increase in depreciation expense totaling $6.6 million in 2005 and continues through 2007.

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

The Company’s annual evaluations during 2003, 2004 and 2005 were completed and no impairment losses on its goodwill or its wireless license acquisition costs were required.

Disposal of Long-Lived Assets

The Company accounts for the disposal of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The discontinued operations described in Note 3 are reflected in the consolidated financial statements as “Income from Discontinued Operations.”

Restricted Investments

Restricted cash and investments totaled $4.5 million at December 31, 2005, and $10.3 million at December 31, 2004. The December 31, 2005 balance primarily consists of cash holdings related to the lease of a Company airplane. The December 31, 2004 balance primarily consisted of cash holdings from an acquisition related to the assignment of certain spectrum licenses, which were pending FCC approval. The Company was awarded these licenses on June 14, 2005.

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

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

In accordance with SFAS No. 142, the Company continues to test for the impairment of goodwill at least annually and will only adjust the carrying amount of goodwill upon an impairment of the goodwill.

Deferred Financing Costs

Deferred financing costs consist primarily of fees incurred to issue the Company’s credit facility and notes. Deferred financing costs are being amortized over the term of the debt of eight to twenty years. Interest expense related to this amortization of $6.0 million was recorded in 2005, $6.6 million in 2004 and $8.4 million in 2003.

Customer List

Customer list consists of amounts allocated for wireless customer lists as part of an acquisition. Customer list acquisition costs were being amortized on a straight-line basis over five years through September 2005, which was based upon the Company’s historical and projected lives of these acquired customers. Based on the most recent analysis of the Company’s acquired customers, the Company began amortizing its customer list over four years beginning in October of 2005. Amortization expense of $27.0 million was recorded in 2005, $24.9 million in 2004 and $20.6 million in 2003. Based on the remaining expected life of the Company’s current customer list, the future estimated amortization expense is approximately $34.3 million in 2006, $23.7 million in 2007 and $2.8 million in 2008.

Derivative Instruments and Hedging Activities

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” which requires the Company to record an asset or liability.

The Company’s accumulated other comprehensive loss, net of income tax benefit, was $1.1 million as of December 31, 2002. The Company’s hedge contracts expired in April 2003, and were reclassified and expensed during 2003, leaving no balance as of December 31, 2003. During 2003, there were no gains or losses reclassified into earnings as a result of the discontinuance of hedge accounting treatment for any of the Company’s derivatives.

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

Revenue Recognition

The Company recognizes service revenue over the period it is earned. The cost of providing service is recognized as incurred. Airtime and toll revenue are billed in arrears. The Company accrued estimated unbilled revenue for services provided of $9.1 million as of December 31, 2005 and 2004, which is included in accounts receivable in the accompanying consolidated balance sheets. Monthly access charges are billed in advance and are reflected as deferred revenue on the accompanying consolidated balance sheets. Service revenue includes revenue received from Universal Service Fund, or USF, reflecting the Company’s eligible telecommunications carrier, or ETC, status in certain states. Equipment revenue is recognized when the equipment is delivered to the customer. Subscriber acquisition costs, such as sales force compensation and equipment costs, are expensed as incurred and are included in marketing and selling costs and cost of equipment.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs

Advertising costs are expensed as incurred and are included as marketing and selling expenses in the accompanying consolidated statements of operations. Advertising costs amounted to $40.2 million for the year ended December 31, 2005, $36.4 million for the year ended December 31, 2004 and $19.2 million for the year ended December 31, 2003.

Income Taxes

The Company files a consolidated income tax return. Income taxes are allocated among the various entities included in the consolidated tax return, as agreed, based on the ratio of each entity’s taxable income (loss) to consolidated taxable income (loss). Deferred income taxes reflect the estimated future tax effects of differences between financial statements and tax bases of assets and liabilities at year-end. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

Stock-Based Compensation

The Company accounts for its stock option plans under APB Opinion 25, “Accounting for Stock Issued to Employees,” under which no compensation expense is recognized. The following schedule shows the Company’s net (loss) income applicable to common stockholders and net (loss) income applicable to common stockholders per common share for the last three years ended December 31, 2005, 2004 and 2003, had compensation expense been determined consistent with SFAS No. 123(R), “Accounting for Stock-Based Compensation.” The pro forma information presented below is based on several assumptions and should not be viewed as indicative of the Company’s results in future periods.

	2005	2004	2003
	($ In thousands, except for per share amounts)

Net (loss) income applicable to common stockholders:
As reported	$(130,679)	$(59,798)	$151,041
Pro forma stock-based compensation, net of tax	(4,547)	(6,499)	(6,142)

Pro forma	$(135,226)	$(66,297)	$144,899

Basic net (loss) income applicable to common stockholders per common share:
As reported	$(0.90)	$(0.45)	$1.42
Pro forma	$(0.93)	$(0.50)	$1.36
Diluted net (loss) income applicable to common stockholders per common share:
As reported	$(0.90)	$(0.45)	$1.38
Pro forma	$(0.93)	$(0.50)	$1.32

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003:

	2005	2004	2003

Interest rate	4.12%	3.01%	3.25%
Expected volatility	131.68%	139.52%	150.63%
Dividend yield	0%	0%	0%

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair value of options granted using the Black-Scholes option pricing model was $2.59 in 2005, $4.20 in 2004 and $3.46 in 2003 assuming an expected life of ten years.

As a larger public entity, the Company was required to apply Statement 123(R) as of the first annual reporting period of the Company’s first fiscal year that begins after June 15, 2005, which is the first quarter of 2006. The Company plans to continue using the Black-Scholes option pricing model as its method to estimate the fair value of stock options as part of its adoption of Statement 123(R).

Earnings Per Share

SFAS No. 128, “Earnings Per Share,” requires two presentations of earnings per share — “basic” and “diluted.” Basic net (loss) income applicable to common stockholders per common share is computed by dividing net (loss) income available to common stockholders (the numerator) by the weighted-average number of shares (the denominator) for the period. The computation of diluted net (loss) income applicable to common stockholders per common share is similar to basic net (loss) income applicable to common stockholders per common share, except that the denominator, unless the effect of the additional shares is antidilutive, is increased to include the number of additional shares that would have been outstanding if the dilutive shares had been issued. Dilutive shares represent the amount of additional shares that would be required to be issued if all the options and convertible preferred stock that are “in the money” were exercised or converted. Shares that are potentially dilutive are Company granted stock options, totaling 11.6 million shares, shares of the Company’s Series F preferred stock, which are convertible into 15.5 million shares of the Company’s Class A common stock and shares of the Company’s senior convertible debentures issued during 2005, which are convertible into 15.5 million shares of the Company’s Class A common stock. The table below sets forth the detailed computation of the Company’s basic and diluted earnings per common share. Due to losses incurred in 2004 and 2005, the inclusion of additional shares was antidilutive.

	Year Ended December 31,
	2005	2004	2003
	($ In thousands, except per share data)

Net (loss) income applicable to common stockholders	$(130,679)	$(59,798)	$151,041
Basic net (loss) income applicable to common stockholders per common share:
Continuing operations:
Loss from continuing operations	$(0.84)	$(0.39)	$(0.48)
Dividends on and repurchases of preferred stock	(0.06)	(0.06)	1.65
Discontinued operations	—	—	0.25

Basic net (loss) income applicable to common stockholders per common share	$(0.90)	$(0.45)	$1.42

Basic weighted average common shares outstanding	145,960,251	133,784,752	106,291,582

Diluted net (loss) income applicable to common stockholders per common share:
Continuing operations:
Loss from continuing operations	$(0.84)	$(0.39)	$(0.46)
Dividends on and repurchases of preferred stock	(0.06)	(0.06)	1.60
Discontinued operations	—	—	0.24

Diluted net (loss) income applicable to common stockholders per common share	$(0.90)	$(0.45)	$1.38

Diluted weighted average common shares outstanding	145,960,251	133,784,752	109,676,631

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s Class C and Class D common stock is convertible into 111.44 shares of Class A common stock at the option of the holder. Due to this conversion feature, basic net (loss) income per common share is computed by the weighted average number of shares of common stock outstanding on an as converted basis for the period presented.

The following table reconciles the net earnings and common shares outstanding used in the calculations of basic and diluted net income per share for 2003.

	Net Income
	Applicable to	Weighted Average
	Common	Common Shares
	Stockholders	Outstanding
	(In millions except per share data)

Year Ended December 31, 2003:
Basic net income per share	$1.42	106.3
Dilutive effect of potential common shares issuable upon the exercise of outstanding stock options	(0.04)	3.4

Diluted net income per share	$1.38	109.7

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment; valuations of intangible assets; valuation allowances for receivables and inventories; obligations related to employee benefits; and obligations related to acquired and sold properties. Actual results could differ from those estimates.

Significant Concentrations

In connection with providing wireless services to customers of other wireless carriers, the Company has contractual agreements with those carriers, which provide for agreed-upon billing rates between the parties. Approximately 89% during the year ended December 31, 2005, 91% during the year ended December 31, 2004 and 90% during the year ended December 31, 2003 of the Company’s roaming minutes-of-use was provided to one wireless carrier.

Recently Issued Accounting Pronouncements

In May, 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity.” This statement was effective for interim periods beginning after June 15, 2003 and required that mandatorily redeemable preferred stock be classified as a liability and any related accretion of discount and accrual of dividends be charged to the Company’s statement of operations. Prior to July 1, 2003, the charges related to the mandatorily redeemable preferred stock were not reflected in net income (loss), but were reflected in determining net income (loss) applicable to common stockholders. At December 31, 2003, the carrying value of the Company’s mandatorily redeemable preferred stock was $253.3 million. The related dividends that would have been reflected as a financing expense were $40.5 million for the six months ended June 30, 2003. Subsequent to the adoption of SFAS No. 150 for the six months ended December 31, 2003, the Company reflected $30.6 million of dividends as a financing expense.

In December 2004, the FASB published FASB Statement No. 123 (revised 2004), “Share-Based Payment.” Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is to be measured based on the fair value of the equity or liability instruments issued. As a larger public entity, the Company was required to apply Statement 123(R) as of the first annual reporting period

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Company’s first fiscal year that begins after June 15, 2005, which is the first quarter of 2006. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

Statement 123(R) replaced FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the notes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. As allowed, the Company has historically accounted for stock options using the accounting principles of Opinion 25. The impact of adopting the provisions of Statement 123(R) will be to increase the Company’s non-cash compensation expense in future periods. The Company adopted the modified prospective method and plans to continue using the Black-Scholes option pricing model as its method to estimate the fair value of stock options as part of its adoption of Statement 123(R). As disclosed above in “Stock-Based Compensation,” using this Black-Scholes method of determining fair value in the past would have increased its non-cash compensation expense, net of tax, by approximately $4.5 million in 2005, $6.5 million in 2004 and $6.1 million in 2003. Upon implementation on January 1, 2006, the Company’s liability relating to shares expected to be purchased in the current offering period of its employee stock purchase plan is not material. In addition, based solely on the number of options currently granted and shares expected to be purchased in the current offering period of our employee stock purchase plan, the Company expects the 2006 incremental expense associated with the adoption of Statement 123(R) to be less than $4 million, net of tax. That amount will increase if the Company grants additional stock options in 2006. The provisions of the Company’s credit facilities, outstanding notes, and preferred stock do not include non-cash compensation expenses in the determination of financial covenants. As a result, the adoption of Statement 123(R) will not have a significant impact on the Company’s financial condition or capital resources.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 specifies the criteria required to record a nonmonetary asset exchange using carryover basis. SFAS No. 153 is effective for nonmonetary asset exchanges occurring after July 1, 2005. The Company adopted this statement in the third quarter of 2005 and it did not have a material impact on the consolidated financial statements.

3.	DISCONTINUED OPERATIONS

On February 17, 2004, the Company transferred its ownership in Maryland 2 RSA wireless property in exchange for Cingular Wireless’ ownership in Michigan 5 RSA wireless property, $22.0 million in cash and Cingular Wireless’ one-percent ownership interest in Texas 2 RSA and Oklahoma 5 and 7 RSAs. The Company is the majority owner of these three partnerships. The Company accounted for the exchange as a sale of Maryland 2 RSA and a purchase of Michigan 5 RSA. Therefore, the Michigan 5 RSA assets, liabilities and results of operations have only been included in the accompanying consolidated financials from the date of acquisition, February 17, 2004. The Company’s consolidated financial statements were reclassified for all periods presented to reflect the operations, assets and liabilities of the Maryland 2 RSA wireless property as discontinued operations. In addition, the Company recognized a loss of $12.7 million, net of tax, for the year ended December 31, 2003, in connection with this exchange transaction.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net income from the Maryland 2 RSA property is classified on the consolidated statement of operations as “Income from discontinued operations.” Summarized results of discontinued operations are as follows:

	Year Ended December 31,
	2005	2004	2003
	($ In thousands)

Operating revenue	$—	$3,556	$37,731
Income before income taxes	—	714	7,656
Income tax expense	—	(271)	(2,909)
Income from discontinued operations	—	443	4,747

On June 17, 2003, the Company exchanged its two remaining wireless properties in California with AT&T Wireless in exchange for AT&T Wireless’ two wireless properties in Alaska, and all of the outstanding shares of the Company’s Series AA preferred stock that AT&T Wireless previously held, which the Company then cancelled. The cost of the acquired Alaska assets was $126.0 million. The Company accounted for the exchange as a sale of the California properties and a purchase of the Alaska properties. Therefore, the Alaska assets, liabilities and results of operations have only been included in the accompanying consolidated financials from the date of acquisition, June 17, 2003. However, the Company’s consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the California properties, as discontinued operations. In addition, the Company recognized a gain of $27.5 million, net of tax, for the year ended December 31, 2003, in connection with this exchange transaction. In addition, the net income from the California properties was classified on the consolidated statement of operations as “Income from discontinued operations.” Summarized results of discontinued operations are as follows:

	Year Ended December 31,
	2005	2004	2003
	($ In thousands)

Operating revenue	$—	$—	$31,964
Income before income taxes	—	—	11,610
Income tax expense	—	—	(4,412)
Income from discontinued operations	—	—	7,198

4.	BUSINESS COMBINATIONS

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

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Prior to the restructuring, American Cellular had net operating loss, or NOL, carryforwards of approximately $375.0 million. The restructuring transactions resulted in the reduction of approximately $225.0 million of those NOL carryforwards. After the restructuring, approximately $150.0 million of NOL carryforwards remain available to American Cellular. However, the restructuring also resulted in an ownership change within the meaning of the Internal Revenue Code, or I.R.C., Section 382 and the regulations thereunder. This ownership change limits the amount of previously generated NOL carryforwards that American Cellular can utilize to offset future taxable income on an annual basis. American Cellular has reviewed the need for a valuation allowance against these NOL carryforwards. Based on a review of taxable income, history and trends, forecasted taxable income, expiration of carryforwards and limitations on the annual use of the carryforwards, American Cellular has not provided a valuation allowance for the NOL carryforwards because management believes that it is more likely than not that all of the NOL carryforwards of American Cellular will be realized prior to their expiration.

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

On June 15, 2004, the Company acquired certain assets, principally PCS licenses and an existing GSM/GPRS/EDGE network, of NPI-Omnipoint Wireless, LLC, or NPI, for approximately $29.5 million.

On December 29, 2004, the Company completed the acquisition of the Michigan wireless assets of RFB and certain affiliates for $29.3 million. RFB is made up of Michigan 2 RSA and Michigan 4 RSA. The Company purchased these assets in an auction conducted under Sections 363 and 365 of the U.S. bankruptcy code. Upon closing, the Company obtained control over most of these assets, however, assignment of certain spectrum licenses required FCC approval, for which the Company applied. The Company leased the RFB spectrum under a long-term spectrum management lease until it was awarded these licenses on June 14, 2005.

On September 13, 2005, the Company, through its wholly owned subsidiary, American Cellular, acquired the non-license wireless assets of Endless Mountains Wireless, LLC in Pennsylvania 4 RSA. The Company operates Endless Mountains’ licensed 850 MHz spectrum under a spectrum manager lease. In March 2006, the Company will have the right to acquire Endless Mountains’ Pennsylvania 4 RSA 850 MHz license, subject to FCC approval at the time of acquisition. If exercised, the Company’s acquisition of the license covering the leased spectrum is expected to close in mid-to-late 2006. The total purchase price for all acquired assets, including the FCC license, is approximately $12.2 million.

The above business combinations were accounted for as purchases. Accordingly, the related statements of financial position and results of operations have been included in the accompanying consolidated statements of operations from the date of acquisition. The unaudited pro forma information set forth below includes all significant business combinations, as if the combinations occurred at the beginning of the period presented. The acquisition of American Cellular during 2003 was significant to the Company’s results of operations and thus, cumulatively the results from all the 2003 acquisitions, including the Alaska properties, were included in the pro forma information below. The unaudited pro forma financial information related to the Company’s 2005 and 2004 acquisitions have

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not been presented because these acquisitions, individually or in aggregate were not significant to the Company’s consolidated results of operations. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time:

For the Year Ended
December 31, 2003
($ In thousands,
except per share
amounts)

Operating revenue	$1,075,787
Loss from continuing operations	(24,131)
Net income	2,600
Net income applicable to common stockholders	172,096
Net income applicable to common stockholders per common share	1.28

5.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Through August 18, 2003, the Company owned a 50% interest in a joint venture that owned American Cellular Corporation (“American Cellular”). This investment was accounted for using the equity method of accounting. The Company did not guarantee any of American Cellular’s obligations.

The following is a summary of the significant operating results for the joint venture and its subsidiary, American Cellular, for the period from January 1, 2003 through August 18, 2003:

Period from January 1,
2003 through
August 18, 2003
($ In thousands)

Operating revenue	$288,727
Operating income	83,677
Income from continuing operations	133,348
Dividends	(2,545)
Net income applicable to members	130,803

On August 19, 2003, as described above in Note 4, the Company and American Cellular completed the restructuring of American Cellular’s indebtedness and equity ownership. Upon consummation of the restructuring, American Cellular became a wholly owned indirect subsidiary of the Company.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	CREDIT FACILITY AND NOTES PAYABLE

The Company’s credit facility and notes payable as of December 31, 2005 and 2004, consisted of the following:

	2005	2004
	($ In thousands)

DCC senior floating rate notes	$150,000	$—
1.50% DCC senior convertible debentures	160,000	—
8.875% DCC senior notes	419,681	419,681
10.875% DCC senior notes	—	297,683
8.375% Dobson Cellular Systems, Inc. senior notes	250,000	250,000
Dobson Cellular Systems, Inc. floating rate senior notes	250,000	250,000
9.875% Dobson Cellular Systems, Inc. senior notes	325,000	325,000
10% American Cellular senior notes	900,000	900,000
Other notes payable, net	14,794	13,774

Total notes payable	$2,469,475	$2,456,138

Credit Facility

Dobson Cellular’s senior secured credit facility currently consists of a $75.0 million senior secured revolving credit facility which matures on October 23, 2008. The Dobson Cellular credit facility is guaranteed by the Company, DOC and DOC Lease Co LLC, and is secured by a first priority security interest in all of the tangible and intangible assets of Dobson Cellular. The Dobson Cellular credit facility is not guaranteed by American Cellular or any of its subsidiaries. As of December 31, 2005 and 2004, the Company had no borrowings under this credit facility.

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

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Notes

On September 13, 2005, the Company completed its offerings of $150.0 million principal amount of senior floating rate notes due 2012 and $150.0 million principal amount of senior convertible debentures due 2025. The net proceeds from the offerings, before expenses, were $294.0 million. In addition, the Company had granted the initial purchasers of the senior convertible debenture offering an option to purchase up to an additional $30.0 million principal amount of senior convertible debentures. On October 13, 2005, the initial purchasers exercised their right to purchase an additional $10.0 million principal amount of debentures. Therefore, as of December 31, 2005, the aggregate principal amount of senior convertible debentures outstanding was $160.0 million.

Dobson Communications Senior Floating Rate Notes

The senior floating rate notes, which mature on October 15, 2012, bear interest at the rate per annum equal to LIBOR plus 4.25%, which is reset quarterly. Interest payments are due on January 15, April 15, July 15 and October 15, commencing October 15, 2005. The notes are effectively subordinated to DCC’s existing and future secured indebtedness to the extent of the collateral securing that indebtedness, and to the existing and future liabilities of DCC’s subsidiaries; equal in right of payment to all of DCC’s existing and future unsecured senior indebtedness; and senior in right of payment to DCC’s future subordinated indebtedness. At December 31, 2005, LIBOR equaled 4.53% therefore, the interest rate on these notes was 8.78%.

Dobson Communications 1.50% Senior Convertible Debentures

The senior convertible debentures, which mature on October 1, 2025, bear interest at 1.50% per annum. Interest payments are due on April 1, and October 1, commencing April 1, 2006. The debentures will be convertible, under certain circumstances at the holders’ option, into shares of the Company’s Class A common stock initially at a conversion rate of 97.0685 shares per $1,000 principal amount of the debentures (equivalent to an initial conversion price of approximately $10.30 per share), subject to adjustments related to potential equity transactions and other events. Upon conversion of the debentures, the Company has the right to deliver shares of its Class A common stock, cash or a combination of cash and shares of its Class A common stock. The debentures are effectively subordinated to DCC’s existing and future secured indebtedness to the extent of the collateral securing that indebtedness, and to the existing and future liabilities of DCC’s subsidiaries; equal in right of payment to all of DCC’s existing and future unsecured senior indebtedness; and senior in right of payment to DCC’s future subordinated indebtedness.

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

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dobson Communications 10.875% Senior Notes

The Company had outstanding $300.0 million principal amount of 10.875% senior notes. During November 2004, a portion of the proceeds from the offering by Dobson Cellular of $825.0 million of senior secured notes were used to repurchase approximately $1.0 million principal amount of these 10.875% senior notes. The Company reported a gain on extinguishment of debt, net of deferred financing costs, of approximately $0.2 million in the fourth quarter of 2004 as a result of these repurchases. On October 17, 2005, the Company used $294.0 million of restricted cash, along with cash on hand, to pay the redemption price of the entire $299.0 million outstanding principal amount of its 10.875% senior notes, plus accrued interest and the applicable redemption premium. A loss of $13.5 million, net of income tax, was recognized in the fourth quarter of 2005, due to the redemption of these 10.875% senior notes.

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

     2011 Floating Rate Notes

The 2011 first priority senior secured floating rate notes bear interest at the rate per annum, reset quarterly, equal to LIBOR plus 4.75%. At December 31, 2005, LIBOR equaled 4.53% therefore, the interest rate on these notes was 9.28%.

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

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restrictive Covenants

The indentures related to all of the Company’s senior notes contains certain covenants including, but not limited to, covenants that limit its ability and that of its restricted subsidiaries to:

•	incur indebtedness;

•	incur or assume liens;

•	pay dividends or make other restricted payments;

•	impose dividend or other payment restrictions affecting our restricted subsidiaries;

•	issue and sell capital stock of our restricted subsidiaries;

•	issue certain capital stock;

•	issue guarantees of indebtedness;

•	enter into transactions with affiliates;

•	sell assets;

•	engage in un-permitted lines of business;

•	enter into sale and leaseback transactions; and

•	merge or consolidate with or transfer substantial assets to another entity.

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

Minimum Future Payments

Minimum future payments of the Company’s notes for years subsequent to December 31, 2005, are as follows:

($ In thousands)

2006	$—
2007	—
2008	—
2009	14,794
2010	—
2011 and thereafter	2,454,681

$2,469,475

7.	LEASES, COMMITMENTS AND CONTINGENCIES

Leases

The Company has numerous operating leases; these leases are primarily for its administrative offices, including its corporate office, retail stores, cell site towers and their locations and vehicles. Future minimum lease payments required under operating leases that have an initial or remaining noncancellable lease term in excess of one year at December 31, 2005, are as follows:

Operating
Leases
($ In thousands)

2006	$61,527
2007	56,410
2008	52,247
2009	46,916
2010	39,026
2011 and thereafter	141,745

Lease expense under the operating leases was $59.5 million for the year ended December 31, 2005, $46.5 million for the year ended December 31, 2004 and $30.5 million for the year ended December 31, 2003.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commitments

The Company is obligated under a purchase and license agreement with Nortel Networks Corp. to purchase approximately $90 million of GSM/GPRS/EDGE related products and services prior to June 9, 2007. If the Company fails to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 20% of the portion of the $90 million commitment that remains unfulfilled. As of December 31, 2005, approximately $47.2 million of this commitment has been fulfilled.

Contingencies

Beginning on October 22, 2004, securities class action lawsuits were filed against the Company and several of its officers and directors in the United States District Court for the Western District of Oklahoma, alleging violations of the federal securities laws and seeking unspecified damages, purportedly on behalf of a class of purchasers of the Company’s publicly traded securities in the period between May 6, 2003 and August 9, 2004. The lawsuits allege among other things that the Company concealed significant decreases in revenues and failed to disclose certain facts about its business, including that the Company’s rate of growth in roaming minutes was substantially declining, and that the Company had experienced negative growth in October 2003; that AT&T Wireless, the Company’s largest roaming customer, had notified the Company that it wanted to dispose of its equity interest in the Company that it had held since the Company’s initial public offering, significantly decreasing their interest in purchasing roaming capacity from the Company; that Bank of America intended to dispose of its substantial equity interest in the Company as soon as AT&T Wireless disposed of its equity interest in the Company; that the Company had been missing sales quotas and losing market share throughout the relevant period; and that the Company lacked the internal controls required to report meaningful financial results. The lawsuits further allege that the Company issued various positive statements concerning its financial prospects and subscriber information, the speed of the deployment of its GSM network and the continued growth in its roaming minutes, and that those statements were false and misleading. The court has consolidated these actions into No. CIV-04-1394-C and the consolidated action is pending. On July 5, 2005, motions to dismiss the consolidated complaint were filed. Plaintiffs filed their response to the motions to dismiss on September 6, 2005. Reply briefs were filed by the defendants on October 3, 2005. Although the Company cannot predict or quantify the outcome with certainty, it intends to vigorously defend itself against the claims. Management does not believe that the litigation will have an adverse effect in any material respect on the Company.

On May 27, 2005, the SEC, notified the Company by letter that it had concluded its informal inquiry of the Company regarding the timing of a September 2001 disclosure that a controlling interest in the Company was pledged to secure a loan to DCCLP. The letter notified the Company that the Commission would not take any action or seek any relief from it or DCCLP.

The Company is party to various other legal actions arising in the normal course of business. None of these actions are believed by management to involve amounts that will be material to the Company’s consolidated financial position, results of operation, or liquidity.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	REDEEMABLE PREFERRED STOCK

As of December 31, 2005, 2004 and 2003, the Company’s authorized and outstanding preferred stock was as follows:

	No. of
	Shares	No. of Shares	No. of Shares	No. of Shares
	Authorized at	Outstanding at	Outstanding at	Outstanding at			Liquidation	Mandatory
	December 31,	December 31,	December 31,	December 31,	Par Value		Preference	Redemption
Class	2005	2005	2004	2003	per Share	Dividends	per Share	Date	Voting Rights

Senior Exchangeable	5,154	5,154	46,181	60,997	$1.00	12.25% Cumulative	$1,000	Jan. 15, 2008	Non-voting
Senior Exchangeable	27,847	27,847	192,898	196,003	$1.00	13% Cumulative	$1,000	May 1, 2009	Non-voting
Series F	1,900,000	759,896	686,201	686,201	$1.00	7% Cumulative	$178.571	Aug. 18, 2016	Non-voting
Other	4,066,999	—	—	—	—	—	—	—	—

	6,000,000	792,897	925,280	943,201

Issuance of Preferred Stock

The Company issued 175,000 shares of 12.25% preferred stock in April 1998 and 64,646 shares of additional 12.25% preferred stock in December 1998, mandatorily redeemable on January 15, 2008 for $1,000 per share plus accrued and unpaid dividends. Holders of the preferred stock are entitled to cumulative quarterly dividends from the date of issuance and a liquidation preference of $1,000 per share with rights over the other classes of capital stock. On or before January 15, 2003, the Company could have paid dividends, at its option, in cash or in additional fully paid and nonassessable senior preferred stock having an aggregate liquidation preference equal to the amount of such dividends. However, after January 15, 2003, the Company was required to pay dividends in cash. Additionally, the Company may, at its option, exchange the preferred stock into interest bearing debentures. If the Company chooses to exchange the preferred stock into these debentures then all shares must be converted. These debentures would bear interest at the same rate as the dividend on the preferred stock and have a maturity date of January 15, 2008. Holders of the preferred stock have no voting rights. At December 31, 2005, the Company’s 12.25% preferred stock totaled $5.2 million, less the unamortized discount of $0.1 million.

In May 1999, the Company issued 170,000 shares of 13% preferred stock mandatorily redeemable on May 1, 2009 for $1,000 per share. Holders of the preferred stock are entitled to cumulative quarterly dividends from the date of issuance and a liquidation preference of $1,000 per share with rights over the other classes of capital stock and equal to the 12.25% preferred stock. On or before May 1, 2004, the Company could have paid dividends, at its option, in cash or in additional shares having an aggregate liquidation preference equal to the amount of such dividends. However, after May 1, 2004, the Company was required to pay dividends in cash. Additionally, the Company may, at its option, exchange the preferred stock into interest bearing debentures. If the Company chooses to exchange the preferred stock into these debentures then all shares must be converted. These debentures would bear interest at the same rate as the dividend on the preferred stock and have a maturity date of May 1, 2009. Holders of the preferred stock have no voting rights. At December 31, 2005, the Company’s 13% preferred stock totaled $27.8 million, less the unamortized financing costs of $0.1 million.

The Company issued 686,201 shares of Series F preferred stock on August 18, 2003, mandatorily redeemable on August 18, 2016, for $178.571 per share. Holders of the preferred stock are entitled to cumulative dividends from the date of issuance and a liquidation preference of $178.571 per share. In addition, the preferred stock is convertible at the option of the holder, making it a conditionally redeemable instrument until August 18, 2016. The Company may pay dividends at its option, at 6% in cash or at 7% in additional shares of Series F preferred stock. The preferred stock is redeemable at the option of the Company in whole or in part on and after August 18, 2005. Holders of the preferred stock have no voting rights. Each share of the Company’s Series F preferred stock is convertible into the Company’s Class A common stock at a conversion rate of $8.75 per share, subject to adjustment from time to time. At December 31, 2005, the Company’s Series F preferred stock totaled $135.7 million.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends on Preferred Stock

The Company recorded preferred stock dividends of $73.9 million for the year ended December 31, 2003 consisting primarily of $34.2 million of cash dividends on its 12.25% preferred stock, $6.3 million through the issuance of additional and accrued shares on its 12.25% preferred stock, $25.1 million of dividends on its 13% preferred stock through the issuance of additional shares, $1.2 million of cash dividends and $1.6 million of accrued dividends on its Series F preferred stock and $5.5 million of accrued dividends on its Series AA preferred stock. As a result of implementing SFAS No. 150 on July 1, 2003, dividends on the Company’s mandatorily redeemable preferred stock began being presented as a financing expense, included in the Company’s net loss, while dividends on the Company’s conditionally redeemable preferred stock were reported below the Company’s net loss. As a result of a mid-year implementation, for the year ended December 31, 2003, dividends on the Company’s mandatorily redeemable preferred stock are presented as both a financing expense, included in the Company’s net loss, and as an item below the Company’s net loss. Therefore, $30.6 million of the $73.9 million of preferred stock dividends are recorded as net loss on the statement of operations as a financing expense titled, “dividends on mandatorily redeemable preferred stock,” for the year ended December 31, 2003.

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

The Company recorded dividends on its mandatorily redeemable preferred stock of $22.6 million for the year ended December 31, 2005, which are included in the Company’s net loss. These dividends consist of $4.4 million of unpaid accrued dividends on its 12.25% preferred stock and $18.2 million of unpaid accrued dividends on its 13% preferred stock. The Company recorded dividends on its conditionally redeemable preferred stock of $9.1 million for the year ended December 31, 2005, which are included in determining the Company’s net loss applicable to common stockholders.

At December 31, 2005, the Company had a total liquidation preference value of $5.1 million, plus accrued dividends on its 12.25% preferred stock, $27.7 million, plus accrued dividends on its 13% preferred stock and $135.7 million, plus accrued dividends on its Series F preferred stock.

Repurchases of Preferred Stock

During the first quarter of 2003, prior to the adoption of SFAS No. 150, the Company repurchased a total of 32,707 shares of its 12.25% preferred stock and a total of 27,500 shares of its 13% preferred stock. The preferred stock repurchases totaled 60,207 shares for $36.6 million, all of which were canceled by March 31, 2003. Including deferred financing costs, these repurchases resulted in a gain on redemption and repurchases of preferred stock totaling $23.6 million. In addition, AT&T Wireless transferred to the Company all of its Series AA preferred stock, which had a fair value that was substantially lower than the Company’s carrying value, thus resulting in a gain on redemption of preferred stock of $194.7 million. Therefore, the Company’s total gain from redemption and repurchases of preferred stock prior to adoption of SFAS No. 150 (on July 1, 2003) was $218.3 million. The gain on redemption and repurchases of preferred stock has been included in net income applicable to common stockholders. Subsequent to the adoption of SFAS No. 150, in 2003, the Company repurchased an additional 293,101 shares of its 12.25% preferred stock for an aggregate purchase price of $311.0 million, which, including fees and the related write off of deferred financing costs, resulted in a loss from redemption and repurchases of preferred stock of $26.8 million, which is included in the Company’s loss from continuing operations.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 15, 2004, the Company’s board of directors authorized it to expend up to $50.0 million to repurchase some of the Company’s outstanding 12.25% and 13% senior exchangeable preferred stock. Through June 30, 2005 (prior to the completion of the Company’s recent exchange offer described below), the Company repurchased a total of 14,816 shares of 12.25% senior exchangeable preferred stock and 9,475 shares of 13% senior exchangeable preferred stock. The preferred stock repurchases totaled 24,291 shares for $17.4 million, of which all have been canceled. These repurchases resulted in a gain on redemption and repurchases of preferred stock totaling $6.5 million for the year ended December 31, 2004.

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

On October 4, 2005, the Company entered into agreements with certain holders of its 12.25% senior exchangeable preferred stock and its 13% senior exchangeable preferred stock under which the holders agreed to exchange 8,700 shares of 12.25% senior exchangeable preferred stock and 30,021 shares of 13% senior exchangeable preferred stock for 5,982,040 shares of the Company’s Class A common stock and cash consideration of $1.6 million. Upon the closing of these transactions, the aggregate outstanding liquidation preference of the 12.25% senior exchangeable preferred stock and the 13% senior exchangeable preferred stock decreased from $71.7 million to $33.0 million. The Company reported a loss on this transaction of approximately $4.4 million in the fourth quarter of 2005.

Call For Redemption

On March 1, 2006, the Company redeemed and cancelled all remaining outstanding shares of its 12.25% senior exchangeable preferred stock and its 13% senior exchangeable preferred stock. Accordingly, no shareholder approval of the proposed amendments to the respective certificates of designation is required.

The cash redemption price for the 12.25% senior exchangeable preferred stock was $1,220.38 per share, which represents 100% of the liquidation preference, plus an amount in cash equal to all accumulated and unpaid dividends (including applicable interest for accrued but unpaid dividends) up to, but not including, the redemption date. The cash redemption price for the 13% senior exchangeable preferred stock was $1,270.98 per share, which represents 104.333% of the liquidation preference, plus an amount in cash equal to all accumulated and unpaid dividends (including applicable interest for accrued but unpaid dividends) up to, but not including, the redemption date. The Company expects to record a loss of less than $2 million during the first quarter of 2006, due to this redemption.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	STOCKHOLDERS’ EQUITY

On July 12, 2005 the Company’s shareholders approved the proposed amendment of its Amended and Restated Certificate of Incorporation to authorize 150 million additional shares of Class A common stock from 175 million shares to a total of 325 million shares.

On November 7, 2002 through November 7, 2003, the Company’s board of directors authorized the Company to purchase up to 10 million shares of the Company’s outstanding Class A common stock. During this timeframe, the Company had purchased 5,850,412 shares for $34.8 million, of which 354,296 shares have been reissued under the employee stock purchase plan and option plans and the remaining 5,496,116 shares were reissued on August 23, 2005 when, the Company completed a private exchange offer, as described in Note 8.

The Company’s authorized and outstanding common stock, after consideration of the treasury stock, was as follows:

	No. of Shares	No. of Shares	No. of Shares	No. of Shares
	Authorized at	Outstanding at	Outstanding at	Outstanding at	Par
	December 31,	December 31,	December 31,	December 31,	Value per
Class	2005	2005	2004	2003	Share	Dividends	Voting Rights

Class A	325,000,000	149,912,257	114,459,163	114,288,003	$.001	As declared	Voting
Class B	70,000,000	19,418,021	19,418,021	19,418,021	$.001	As declared	Voting
Class C	4,226	—	—	—	$.001	As declared	Non-voting
Class D	33,000	—	—	—	$.001	As declared	Non-voting

	395,037,226	169,330,278	133,877,184	133,706,024

Each share of the Company’s Class B common stock is convertible into one share of Class A common stock and each share of the Company’s Class C common stock and Class D common stock is convertible into 111.44 shares of Class A common stock at the option of the holder. Due to these conversion features, the Company’s calculation of its weighted average common shares outstanding is performed on an as converted basis, as discussed in Note 2. In addition, each share of the Company’s Class B common stock is entitled to 10 votes and each share of Class A common stock is entitled to one vote.

Additional shares of the Company’s Class A common stock have been reserved for issuance under the Company’s benefit plans. See Note 10 for discussion of the Company’s employee stock incentive plans and employee stock purchase plan.

10.	EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company maintains a 401(k) plan (the “Plan”) in which substantially all employees of the Company are eligible to participate. The Plan requires the Company to match 100% of employees’ contributions up to 4% of their salary. Contributions to the Plan charged to operations were $1.9 million during the year ended December 31, 2005, $1.7 million during the year ended December 31, 2004 and $1.4 million during the year ended December 31, 2003 and were recorded as general and administrative expenses.

Stock Option Plans

The Company adopted its 1996 stock option plan, or the 1996 plan, its 2000 stock option plan, or the 2000 plan, and its 2002 stock option plan, or the 2002 plan, to encourage its key employees by providing opportunities to participate in the ownership and future growth of the Company through the grant of incentive stock options and nonqualified stock options. The plans also permit the grant of options to the Company’s directors. The Company’s compensation committee presently administers the 1996, 2000 and 2002 plans. As of December 31, 2005, the Company accounts for the plans under APB Opinion 25, under which no compensation cost is recognized in the

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accompanying consolidated financial statements if the option price is equal to or greater than the fair market value of the stock at the time the option is granted. Beginning January 1, 2006, the Company began accounting for the plans under SFAS 123(R), under which compensation cost will be recognized, as discussed in Note 2.

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

Under all the plans, stock options have been issued at the market price on the date of grant with an expiration of ten years from the grant date. All options vest at either a rate of 20% or 25% per year. The maximum number of shares for which the Company may grant options under the 2000 plan is 4,000,000 shares of Class A common stock. The maximum number of shares for which the Company may grant options under the 2002 plan is 11,000,000 shares of Class A common stock. The number of shares under these plans are subject to adjustment in the event of any stock dividend, stock split, recapitalization, reorganization or certain defined change of control events. As of December 31, 2005, the Company had outstanding options to purchase 11,620,282 shares of Class A common stock to 131 employees, officers and directors. Shares subject to previously expired, cancelled, forfeited or terminated options become available again for grants of options. The shares that the Company will issue under the plans will be newly issued shares, or shares held as treasury shares. On March 1, 2006, the Company granted options under the 2002 plan to purchase 1,225,475 shares of Class A common stock to certain employees, officers and directors. The options were issued at the current market price of $7.43 per share and will vest at a rate of 25% per year with a ten year expiration date.

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

	2005		2004		2003
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of period	9,577,935	$3.23	5,759,252	$2.40	8,971,903	$7.50
Granted	3,288,775	$2.68	4,634,339	$5.02	100,000	$3.51
Exercised	(1,016,207)	$2.59	(36,419)	$2.30	(570,345)	$1.51
Canceled or forfeited	(230,221)	$3.26	(779,237)	$3.49	(2,742,306)	$19.30

Outstanding, end of period	11,620,282	$3.13	9,577,935	$3.23	5,759,252	$2.40

Exercisable, end of period	4,740,428	$3.44	3,691,898	$3.39	1,789,540	$2.67

The following table summarizes information concerning currently outstanding and exercisable options:

		Weighted Average
	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Price Range	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.78- $ 2.00	1,737,560	9	$1.76	137,560	$0.87
$2.01- $ 4.00	8,437,328	8	$2.67	3,710,474	$2.48
$4.01- $ 8.00	1,395,394	7	$6.87	842,394	$6.90
$8.01- $23.00	50,000	5	$23.00	50,000	$23.00

$0.78- $23.00	11,620,282	8	$3.13	4,740,428	$3.44

Stock Purchase Plan

The Dobson Communications Corporation 2002 Employee Stock Purchase Plan, or the Purchase Plan, was approved at the 2002 Annual Meeting of Stockholders. The Purchase Plan provides for 1,000,000 shares of the Company’s Class A common stock to be reserved for issuance upon exercise of purchase rights which may be granted under the Purchase Plan, subject to adjustment for stock dividends, stock splits, reverse stock splits and similar changes in the Company’s capitalization. The Purchase Plan is designed to encourage stock ownership by the Company’s employees. Employees elect to participate in the plan semi-annually. The plan period is six months. Shares are purchased at 85% of the market price of the Company’s Class A common stock. The price is determined as the lower of the price at the initial date or at the end of the six-month period. The Company’s Class A common stock purchased by employees under the stock purchase plan was 205,117 shares for the year ended December 31, 2005, 134,741 shares for the year ended December 31, 2004 and 141,059 shares for the year ended December 31, 2003.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	INCOME TAXES

Benefit (expense) for income taxes for the years ended December 31, 2005, 2004 and 2003, was as follows:

	2005	2004	2003
	($ In thousands)

Federal income taxes:
Current	$(94)	$—	$—
Deferred	22,314	5,305	(756)
State income taxes:
Current	(366)	(1,976)	3,408
Deferred	3,739	(6,964)	(3,497)

Total income tax benefit (expense)	$25,593	$(3,635)	$(845)

The benefit (expense) for income taxes for the years ended December 31, 2005, 2004 and 2003 differ from amounts computed at the statutory rate as follows:

	2005	2004	2003
	($ In thousands)

Income taxes at statutory rate	$54,695	$16,950	$16,951
State income taxes, net of Federal income tax effect	2,328	1,290	1,994
(Loss) gain from redemption and repurchases of preferred stock	(24,794)	2,268	(10,175)
Dividends on mandatorily redeemable preferred stock	(11,067)	(11,226)	(11,616)
Change in valuation allowances	5,403	(10,227)	—
Other, net	(972)	(2,690)	2,001

Total income tax benefit (expense)	$25,593	$(3,635)	$(845)

The tax effects of the temporary differences which gave rise to deferred tax assets and liabilities at December 31, 2005 and 2004, were as follows:

	2005	2004
	($ In thousands)

Current deferred income taxes:
Allowance for doubtful accounts receivable	$1,479	$1,118
Accrued liabilities	7,755	8,084

Net current deferred income tax asset	9,234	9,202

Noncurrent deferred income taxes:
Property, plant and equipment	(72,731)	(98,902)
Intangible assets	(477,021)	(453,907)
Deferred gain on disposition of operating assets	22,499	—
Tax credits and carryforwards	377,636	383,876
Valuation allowance	(109,409)	(114,812)

Net noncurrent deferred income tax liability	(259,026)	(283,745)

Total net deferred income tax liability	$(249,792)	$(274,543)

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2005, the Company had NOL carryforwards of approximately $930 million, which may be utilized to reduce future Federal income taxes payable. These NOL carryforwards begin to expire in 2019. Certain of the Company’s NOL carryforwards are subject to limitation, under I.R.C. section 382. The Company does not expect the annual limitation under I.R.C. section 382 to effect the NOL utilization.

The Company periodically reviews the need for a valuation allowance against deferred tax assets. Based on a review of taxable income, history and trends, forecasted taxable income and expiration of carryforwards, the Company has provided a valuation allowance for certain of its deferred tax assets, including certain state NOL carryforwards. Based on this review, the valuation allowance decreased by $5.4 million in 2005 and was reflected in the Company’s loss from continuing operations.

12.	RELATED PARTY TRANSACTIONS

The Company leases its corporate office and call center in Oklahoma City from its affiliate, DCCLP, for approximately $3.3 million per year.

Prior to the acquisition of American Cellular, the Company provided certain services to American Cellular in accordance with a management agreement. Certain costs incurred by the Company were shared costs of the Company and American Cellular. These shared costs were allocated between the Company and American Cellular primarily based on each company’s pro rata population coverage and subscribers. Costs allocated to American Cellular from the Company were $12.3 million for the period from January 1, 2003 through August 18, 2003. In addition, the Company charged American Cellular for other expenses incurred by the Company on their behalf, primarily for compensation-related expenses, totaling $26.6 million for the period from January 1, 2003 through August 18, 2003.

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

Indicated below are the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ In thousands)

Restricted investments	$4,511	$4,511	$10,350	$10,350
DCC senior floating rate notes	150,000	146,250	—	—
1.50% DCC senior convertible debentures	160,000	149,368	—	—
8.875% DCC senior notes	419,681	416,533	419,681	295,875
10.875% DCC senior notes	—	—	297,683	232,937
8.375% Dobson Cellular senior notes	250,000	263,750	250,000	260,000
Dobson Cellular floating rate senior notes	250,000	258,750	250,000	258,750
9.875% Dobson Cellular senior notes	325,000	354,250	325,000	321,750
10% American Cellular senior notes	900,000	973,170	900,000	776,250
9.50% American Cellular senior notes	14,794	15,996	13,774	11,880

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Set forth below is supplemental condensed consolidating financial information as required by DCC’s indenture for its 8.875% senior notes due 2013, and by the Dobson Cellular credit facility. The statement of operations information is presented without parent recognition of subsidiary results. Included are the condensed consolidating balance sheets, statements of operations and statements of cash flows of Dobson Communications Corporation as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003. Neither Dobson Cellular, American Cellular, the Non-guarantor subsidiaries, nor any of their subsidiaries guarantee any of DCC’s notes payable. DCC, Dobson Cellular and its subsidiaries do not guarantee any of American Cellular’s outstanding debt. Neither DCC, the Non-guarantor subsidiaries, nor American Cellular and its subsidiaries guarantee any of Dobson Cellular’s outstanding notes payable. However, Dobson Cellular’s subsidiaries do guarantee Dobson Cellular’s notes payable. See Note 6 for a description of the Company’s notes payable.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2005

	Dobson	American	Non-Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated
	($ In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$89,814	$76,611	$21,874	$8,151	$—	$196,450
Accounts receivable	78,329	47,269	—	—	—	125,598
Inventory	10,810	5,066	—	—	—	15,876
Prepaid expenses and other	12,572	4,867	10	—	—	17,449

Total current assets	191,525	133,813	21,884	8,151	—	355,373

PROPERTY, PLANT AND EQUIPMENT, net	325,504	158,286	—	—	—	483,790

OTHER ASSETS:
Net intercompany receivable (payable)	10,447	2,778	55,110	698,831	(767,166)	—
Restricted investments	4,489	22	—	—	—	4,511
Wireless license acquisition costs	1,119,640	681,424	9,676	4,412	—	1,815,152
Goodwill	45,362	574,813	—	1,143	—	621,318
Deferred financing costs, net	13,308	13,427	—	13,509	—	40,244
Customer list, net	19,628	41,278	—	—	—	60,906
Other non-current assets	26,450	643	1,368	1,624,373	(1,648,373)	4,461

Total other assets	1,239,324	1,314,385	66,154	2,342,268	(2,415,539)	2,546,592

Total assets	$1,756,353	$1,606,484	$88,038	$2,350,419	$(2,415,539)	$3,385,755

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$86,652	$18,076	$—	$—	$—	$104,728
Accrued expenses	24,242	9,711	(81)	(27)	—	33,845
Accrued interest payable	12,591	37,863	—	13,233	—	63,687
Deferred revenue and customer deposits	16,176	12,680	1,211	—	—	30,067
Accrued dividends payable	—	—	—	8,126	—	8,126

Total current liabilities	139,661	78,330	1,130	21,332	—	240,453

OTHER LIABILITIES:
Notes payable	1,592,166	914,794	—	729,681	(767,166)	2,469,475
Deferred tax liabilities	182,574	157,685	1,043	(82,276)	—	259,026
Mandatorily redeemable preferred stock, net	—	—	—	32,793	—	32,793
Deferred gain on disposition of operating assets and other non-current liabilities	37,622	30,743	—	—	—	68,365
SERIES F CONVERTIBLE PREFERRED STOCK	—	—	—	135,695	—	135,695
STOCKHOLDERS’ (DEFICIT) EQUITY	(195,670)	424,932	85,865	1,513,194	(1,648,373)	179,948

Total liabilities and stockholders’ (deficit) equity	$1,756,353	$1,606,484	$88,038	$2,350,419	$(2,415,539)	$3,385,755

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

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2005

	Dobson	American	Non-Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated
	($ In thousands)

OPERATING REVENUE:
Service revenue	$498,326	$360,059	$—	$—	$—	$858,385
Roaming revenue	150,199	108,208	—	—	—	258,407
Equipment and other revenue	53,422	21,295	—	—	(12,047)	62,670

Total operating revenue	701,947	489,562	—	—	(12,047)	1,179,462

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	184,040	117,747	—	—	(5,193)	296,594
Cost of equipment	79,004	51,107	—	—	—	130,111
Marketing and selling	81,983	59,270	—	—	—	141,253
General and administrative	113,938	89,792	20	—	(6,854)	196,896
Depreciation and amortization	117,112	85,283	—	—	—	202,395
Gain on disposition of operating assets	(1,585)	(2,269)	—	—	—	(3,854)

Total operating expenses	574,492	400,930	20	—	(12,047)	963,395

OPERATING INCOME (LOSS)	127,455	88,632	(20)	—	—	216,067

OTHER (EXPENSE) INCOME:
Interest expense	(151,215)	(95,126)	—	(71,729)	75,068	(243,002)
Loss from extinguishment of debt	—	—	—	(21,698)	—	(21,698)
Loss from redemption and repurchases of mandatorily redeemable preferred stock	—	—	—	(70,840)	—	(70,840)
Dividends on mandatorily redeemable preferred stock	—	—	—	(22,552)	—	(22,552)
Other income (expense), net	6,461	(1,725)	1,424	73,485	(75,068)	4,577

(LOSS) INCOME BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	(17,299)	(8,219)	1,404	(113,334)	—	(137,448)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(9,755)	—	—	—	—	(9,755)

(LOSS) INCOME BEFORE INCOME TAXES	(27,054)	(8,219)	1,404	(113,334)	—	(147,203)
Income tax benefit (expense)	11,895	3,553	(533)	10,678	—	25,593

NET (LOSS) INCOME	$(15,159)	$(4,666)	$871	$(102,656)	$—	$(121,610)

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2004

	Dobson	American	Non-Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated
	($ In thousands)

OPERATING REVENUE:
Service revenue	$444,288	$327,322	$—	$—	$—	$771,610
Roaming revenue	120,284	87,870	—	—	—	208,154
Equipment and other revenue	32,485	18,183	—	—	(6,950)	43,718

Total operating revenue	597,057	433,375	—	—	(6,950)	1,023,482

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	156,799	99,230	—	—	(721)	255,308
Cost of equipment	63,866	45,102	—	—	—	108,968
Marketing and selling	71,926	56,765	—	—	—	128,691
General and administrative	96,697	89,038	19	—	(6,229)	179,525
Depreciation and amortization	109,508	83,310	—	—	—	192,818

Total operating expenses	498,796	373,445	19	—	(6,950)	865,310

OPERATING INCOME (LOSS)	98,261	59,930	(19)	—	—	158,172

OTHER (EXPENSE) INCOME:
Interest expense	(103,352)	(94,796)	(1,137)	(86,384)	66,011	(219,658)
(Loss) gain from extinguishment of debt	(14,549)	—	—	54,950	—	40,401
Gain on redemption and repurchases of mandatorily redeemable preferred stock	—	—	—	6,478	—	6,478
Dividends on mandatorily redeemable preferred stock	—	—	—	(32,075)	—	(32,075)
Other income (expense), net	5,829	(2,440)	714	65,029	(66,011)	3,121

(LOSS) INCOME BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	(13,811)	(37,306)	(442)	7,998	—	(43,561)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(4,867)	—	—	—	—	(4,867)

(LOSS) INCOME BEFORE INCOME TAXES	(18,678)	(37,306)	(442)	7,998	—	(48,428)
Income tax (expense) benefit	(66,325)	11,605	168	168,845	(117,928)	(3,635)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(85,003)	(25,701)	(274)	176,843	(117,928)	(52,063)
Income from discontinued operations, net of income tax expense	443	—	—	—	—	443

NET (LOSS) INCOME	$(84,560)	$(25,701)	$(274)	$176,843	$(117,928)	$(51,620)

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2003

	Dobson	American	Non-Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated
	($ In thousands)

OPERATING REVENUE:
Service revenue	$388,858	$117,002	$—	$—	$—	$505,860
Roaming revenue	161,251	39,948	—	—	—	201,199
Equipment and other revenue	25,320	5,673	—	—	(2,298)	28,695

Total operating revenue	575,429	162,623	—	—	(2,298)	735,754

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	138,564	35,460	—	—	(588)	173,436
Cost of equipment	41,508	15,104	—	—	—	56,612
Marketing and selling	58,530	21,017	—	—	—	79,547
General and administrative	76,588	31,210	20	—	(1,710)	106,108
Depreciation and amortization	90,777	28,647	—	—	—	119,424

Total operating expenses	405,967	131,438	20	—	(2,298)	535,127

OPERATING INCOME (LOSS)	169,462	31,185	(20)	—	—	200,627

OTHER (EXPENSE) INCOME:
Interest expense	(53,735)	(37,773)	(4,563)	(49,375)	7,298	(138,148)
Loss from extinguishment of debt	(52,277)	—	—	—	—	(52,277)
Loss from redemption and repurchases of mandatorily redeemable preferred stock	—	—	—	(26,777)	—	(26,777)
Dividends on mandatorily redeemable preferred stock	—	—	—	(30,568)	—	(30,568)
Dividend from Dobson Cellular	—	—	—	295,438	(295,438)	—
Dividend from American Cellular	—	—	—	14,900	(14,900)	—
Other income (expense), net	6,309	(426)	1,257	3,987	(7,298)	3,829

INCOME (LOSS) BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	69,759	(7,014)	(3,326)	207,605	(310,338)	(43,314)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(6,541)	—	—	—	—	(6,541)

INCOME (LOSS) BEFORE INCOME TAXES	63,218	(7,014)	(3,326)	207,605	(310,338)	(49,855)
Income tax (expense) benefit	(22,023)	2,665	1,264	(100,680)	117,929	(845)

INCOME (LOSS) FROM CONTINUING OPERATIONS	41,195	(4,349)	(2,062)	106,925	(192,409)	(50,700)
Income from discontinued operations and disposal of discontinued operations, net of income tax expense	26,731	—	—	—	—	26,731

NET INCOME (LOSS)	$67,926	$(4,349)	$(2,062)	$106,925	$(192,409)	$(23,969)

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2005

	Dobson	American	Non-Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated
	($ In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income from continuing operations	$(15,159)	$(4,666)	$871	$(102,656)	$—	$(121,610)
Adjustments to reconcile (loss) income from continuing operations to net cash provided by (used in) operating activities, net of effects of acquisitions —
Depreciation and amortization	117,112	85,283	—	—	—	202,395
Amortization of bond discount and deferred financing costs	1,975	3,383	—	1,856	—	7,214
Deferred income taxes	(12,943)	(4,363)	534	(10,679)	—	(27,451)
Non-cash mandatorily redeemable preferred stock dividends	—	—	—	22,552	—	22,552
Loss on redemption and repurchases of mandatorily redeemable preferred stock	—	—	—	70,840	—	70,840
Loss from extinguishment of debt	—	—	—	21,698	—	21,698
Gain on disposition of operating assets	(1,585)	(2,269)	—	—	—	(3,854)
Other operating activities	9,724	(5)	—	1,683	—	11,402
Changes in current assets and liabilities —
Accounts receivable	(18,800)	(6,857)	—	—	—	(25,657)
Inventory	(353)	87	—	—	—	(266)
Prepaid expenses and other	(1,162)	1,315	—	—	—	153
Accounts payable	16,864	7,779	—	—	—	24,643
Accrued expenses	7,660	(3,435)	2	(10,991)	—	(6,764)
Deferred revenue and customer deposits	321	(346)	1,211	—	—	1,186

Net cash provided by (used in) operating activities	103,654	75,906	2,618	(5,697)	—	176,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(98,333)	(47,552)	—	—	—	(145,885)
Purchase of wireless licenses and properties	(16,084)	(17,164)	—	—	—	(33,248)
Proceeds from the sale of assets	56,516	33,918	—	—	—	90,434
Sales of marketable securities	39,000	—	—	—	—	39,000
(Increase) decrease in receivable-affiliates	(14,392)	(8,990)	(51,689)	75,071	—	—
Other investing activities	(25,040)	(969)	22,642	—	—	(3,367)

Net cash (used in) provided by investing activities	(58,333)	(40,757)	(29,047)	75,071	—	(53,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility and senior notes	—	—	—	310,000	—	310,000
Repayments and purchases of credit facility and senior notes	—	—	—	(299,000)	—	(299,000)
Distributions to minority interest holders	(8,415)	—	—	—	—	(8,415)
Preferred stock dividends paid	—	—	—	(6)	—	(6)
Preferred stock exchange	—	—	—	(54,535)	—	(54,535)
Debt financing costs	(521)	(5)	—	(23,267)	—	(23,793)
Purchase of restricted investments	—	(22)	—	—	—	(22)
Maturities of restricted investments	6,002	—	—	—	—	6,002
Other financing activities	—	—	—	2,920	—	2,920

Net cash used in financing activities	(2,934)	(27)	—	(63,888)	—	(66,849)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	42,387	35,122	(26,429)	5,486	—	56,566
CASH AND CASH EQUIVALENTS, beginning of period	47,427	41,489	48,303	2,665	—	139,884

CASH AND CASH EQUIVALENTS, end of period	$89,814	$76,611	$21,874	$8,151	$—	$196,450

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
Depreciation and amortization	109,508	83,310	—	—	—	192,818
Amortization of bond discount and deferred financing costs	2,164	3,281	—	2,357	—	7,802
Deferred income taxes	65,646	(12,030)	(168)	(168,845)	117,928	2,531
Non-cash mandatorily redeemable preferred stock dividends	—	—	—	13,728	—	13,728
Gain on redemption and repurchases of mandatorily redeemable preferred stock	—	—	—	(6,478)	—	(6,478)
Loss from extinguishment of debt	14,207	—	—	4,345	—	18,552
Cash used in operating activities of discontinued operations	(815)	—	—	—	—	(815)
Minority interests in income of subsidiaries	4,867	—	—	—	—	4,867
Other operating activities	184	(112)	—	—	—	72
Changes in current assets and liabilities —
Accounts receivable	3,417	(4,997)	—	—	—	(1,580)
Inventory	(1,373)	(1,402)	—	—	—	(2,775)
Prepaid expenses and other	(24)	(268)	—	—	—	(292)
Accounts payable	(18,110)	(7,636)	—	—	—	(25,746)
Accrued expenses	3,095	946	(14,162)	7,926	—	(2,195)
Deferred revenue and customer deposits	1,442	499	—	(7)	—	1,934

Net cash provided by (used in) operating activities	99,205	35,890	(14,604)	29,869	—	150,360

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(102,680)	(39,369)	—	—	—	(142,049)
Purchase of wireless licenses and properties	(61,094)	—	—	—	—	(61,094)
Receipt of funds held in escrow for contingencies on sold assets	7,185	4,169	—	—	—	11,354
(Increase) decrease in receivable-affiliates	(52,991)	13,254	(62,894)	102,631	—	—
Cash received from exchange of assets	21,978	—	—	—	—	21,978
Purchases of marketable securities	(40,000)	—	(25,000)	—	—	(65,000)
Sales of marketable securities	1,000	—	81,700	—	—	82,700
Other investing activities	84	140	—	(7)	—	217

Net cash (used in) provided by investing activities	(226,518)	(21,806)	(6,194)	102,624	—	(151,894)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility and senior notes	899,000	—	—	—	—	899,000
Repayments and purchases of credit facility and senior notes	(753,208)	—	—	(106,001)	—	(859,209)
Distributions to minority interest holders	(5,755)	—	—	—	—	(5,755)
Redemption and repurchases of mandatorily redeemable preferred stock	—	—	—	(17,376)	—	(17,376)
Preferred stock dividends paid	—	—	—	(3,676)	—	(3,676)
Debt financing costs	(16,524)	(100)	—	(228)	—	(16,852)
Purchase of restricted investments	(5,860)	—	—	—	—	(5,860)
Investment in subsidiary	(2,300)	—	—	2,300	—	—
Capital contribution from parent	—	—	65,300	(65,300)	—	—
Other financing activities	—	—	—	(393)	—	(393)

Net cash provided by (used in) financing activities	115,353	(100)	65,300	(190,674)	—	(10,121)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,960)	13,984	44,502	(58,181)	—	(11,655)
CASH AND CASH EQUIVALENTS, beginning of period	59,387	27,505	3,801	60,846	—	151,539

CASH AND CASH EQUIVALENTS, end of period	$47,427	$41,489	$48,303	$2,665	$—	$139,884

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2003

	Dobson	American	Non-Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated
	($ In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$41,195	$(4,349)	$(2,062)	$106,925	$(192,409)	$(50,700)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities, net of effects of acquisitions —
Depreciation and amortization	90,777	28,647	—	—	—	119,424
Amortization of bond discount and deferred financing costs	6,379	1,075	—	1,433	—	8,887
Deferred income taxes	(54,897)	(2,363)	(1,264)	(118,421)	180,578	3,633
Non-cash mandatorily redeemable preferred stock dividends	—	—	—	7,174	—	7,174
Loss on redemption and repurchases of mandatorily redeemable preferred stock	—	—	—	26,777	—	26,777
Other operating activities	244	1	—	—	—	245
Loss from extinguishment of debt	52,277	—	—	—	—	52,277
Cash provided by operating activities of discontinued operations	26,796	—	—	—	—	26,796
Minority interests in income of subsidiaries	6,541	—	—	—	—	6,541
Changes in current assets and liabilities —
Accounts receivable	5,847	11,003	—	—	—	16,850
Inventory	(2,861)	(343)	—	—	—	(3,204)
Prepaid expenses and other	(1,838)	864	—	—	—	(974)
Accounts payable	26,138	(6,112)	—	—	—	20,026
Accrued expenses	(8,804)	18,761	4,562	8,755	—	23,274
Deferred revenue and customer deposits	1,487	1,275	—	—	—	2,762

Net cash provided by (used in) operating activities	189,281	48,459	1,236	32,643	(11,831)	259,788

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(122,511)	(41,410)	—	—	—	(163,921)
Purchase of wireless licenses and properties	(123)	—	(7,659)	(49,877)	—	(57,659)
Cash acquired through acquisition of American Cellular Corporation	—	35,819	—	—	—	35,819
Receipt of funds held in escrow for contingencies on sold assets	7,094	—	—	—	—	7,094
Decrease (increase) in receivable-affiliates	35,875	(17,422)	(85,955)	(23,507)	81,831	(9,178)
Cash used in investing activities from discontinued operations	(4,966)	—	—	—	—	(4,966)
Purchases of marketable securities	(45,000)	—	—	—	—	(45,000)
Sales of marketable securities	70,900	—	34,450	—	—	105,350
Other investing activities	17,264	—	(59)	(3,739)	—	13,466

Net cash (used in) provided by investing activities	(41,467)	(23,013)	(59,223)	(77,123)	81,831	(118,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility and senior notes	620,000	900,000	—	650,000	(70,000)	2,100,000
Repayments of credit facility and senior notes	(997,225)	(864,294)	—	11,500	—	(1,850,019)
Distributions to minority interest holders	(8,040)	—	—	—	—	(8,040)
Redemption and repurchases of mandatorily redeemable preferred stock	—	—	—	(347,588)	—	(347,588)
Preferred stock dividends paid	—	—	—	(12,008)	—	(12,008)
Debt financing costs	(15,082)	(18,831)	—	(13,192)	—	(47,105)
Issuance of common stock	—	—	—	903	—	903
Capital contribution from parent	527,000	—	—	(527,000)	—	—
Dividend to parent	(295,438)	(14,900)	—	310,338	—	—
Other financing activities	(4,970)	84	—	4,486	—	(400)

Net cash (used in) provided by financing activities	(173,755)	2,059	—	77,439	(70,000)	(164,257)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,941)	27,505	(57,987)	32,959	—	(23,464)
CASH AND CASH EQUIVALENTS, beginning of period	85,328	—	61,788	27,887	—	175,003

CASH AND CASH EQUIVALENTS, end of period	$59,387	$27,505	$3,801	$60,846	$—	$151,539

Supplementary Data

Selected Quarterly Financial Data (unaudited)

Dobson Communications Corporation

		Quarter Ended
		March 31,	June 30,	September 30,	December 31,
		($ In thousands except per share data)

Operating revenue	2005	$271,758	$297,666	$315,819	$294,219
	2004	$233,791	$252,363	$272,400	$264,928
Operating income	2005	$38,618	$59,882	$71,783	$45,784
	2004	$37,685	$39,044	$45,693	$35,750
Net loss	2005	$(23,257)	$(10,029)	$(63,431)	$(24,893)
	2004	$(14,682)	$(14,047)	$(11,008)	$(11,883)
Basic and diluted net loss per common share	2005	$(0.17)	$(0.07)	$(0.43)	$(0.15)
	2004	$(0.11)	$(0.11)	$(0.08)	$(0.09)
Net loss applicable to common stockholders	2005	$(25,402)	$(12,173)	$(65,850)	$(27,254)
	2004	$(16,541)	$(15,906)	$(13,480)	$(13,871)
Basic and diluted net loss applicable to common stockholders per common share	2005	$(0.19)	$(0.09)	$(0.45)	$(0.16)
	2004	$(0.12)	$(0.12)	$(0.10)	$(0.10)

The third quarter of 2005 includes a $66.4 million loss on redemption and repurchases of mandatorily redeemable preferred stock and the fourth quarter of 2005 includes a $44.4 million loss on redemption and repurchases of mandatorily redeemable preferred stock. The per share effect of these redemptions and repurchases was $0.45 for the third quarter of 2005 and $0.03 for the fourth quarter of 2005.

The fourth quarter of 2005 also includes a $21.7 million loss on extinguishment of debt due to the redemption of the Company’s 10.875% senior notes. The per share effect of this loss on extinguishment of debt was $0.13 in the fourth quarter of 2005.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No items to report.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of December 31, 2005. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting and Related Report of Independent Registered Public Accounting Firm

Management’s report on internal control over financial reporting and the report of KPMG LLP, our independent registered public accounting firm, regarding their audit of our internal control over financial reporting and of management’s assessment of internal control over financial reporting are included under Item 8.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

No items to report.

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

For the information called for by Items 10 through 14 we refer you to our Proxy Statement for our 2006 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005 and which is incorporated herein by reference in accordance with General Instruction G.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) The following consolidated financial statements of Dobson Communications Corporation are included in Item 8:

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(a) (3) Exhibits

The following exhibits are filed as a part of this report:

Exhibit			Method of
Numbers		Description	Filing

2.1		Purchase Agreement dated July 25, 2003 for ACC Escrow Corp. and American Cellular Corporation $900,000,000 10% Series A Senior Notes due 2011	(16)[2.3]
2.2		Purchase Agreement dated September 12, 2003 for Dobson Communications Corporation $650,000,000 8 7/8% Senior Notes due 2013	(19)[2.4]
2.3		Agreement and Plan of Merger of ACC Escrow Corp. and American Cellular Corporation	(19)[2.5]
2.4		Purchase Agreement dated November 8, 2004 for Dobson Cellular Systems, Inc. $825,000,000 Senior Secured Notes	(27)[2.4]
3.1		Registrant’s Amended and Restated Certificate of Incorporation	(5)[3.1]
3	.1.1	Registrant’s Certificate of Retirement of Preferred Stock dated January 7, 2003	(14)[3.1.1]
3	.1.2	Registrant’s Certificate of Retirement of Preferred Stock dated February 4, 2003	(14)[3.1.2]
3	.1.3	Registrant’s Certificate of Amendment of Certificate of Incorporation	(19)[3.1.3]
3	.1.4	Registrant’s Certificate of Retirement of Preferred Stock dated November 20, 2003	(20)[3.1.4]
3	.1.5	Registrant’s Certificate of Retirement of Preferred Stock dated December 31, 2003	(20)[3.1.5]
3	.1.6	Registrant’s Certificate of Retirement of Preferred Stock dated July 15, 2004	(24)[3.1.6]
3	.1.7	Registrant’s Certificate of Retirement of Preferred Stock dated September 1, 2004	(25)[3.1.7]
3	.1.8	Registrant’s Certificate of Retirement of Preferred Stock dated March 3, 2006	(39)
3	.1.9	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 12.25% Senior Exchangeable Preferred Stock	(2)[3.9]
3	.1.10	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 13% Senior Exchangeable Preferred Stock	(26)[3.8]
3.2		Registrant’s Amended and Restated By-laws	(22)[3]
4.1		Form of Common Stock Certificate	(5)[4.16]
4.2		Indenture dated June 22, 2000 by the Registrant and United States Trust Company of New York, as Trustee	(6)[4]

Exhibit			Method of
Numbers		Description	Filing

4	.2.1	Supplemental Indenture dated November 5, 2004 to Indenture dated June 22, 2000 by the Registrant and United States Trust Company of New York, as Trustee	(29)[4.1]
4.3		Senior Debt Indenture dated as of July 18, 2001, between the Registrant and The Bank of New York, as Trustee	(8)[4.2]
4	.4.1	Subordinated Debt Indenture dated as of July 18, 2001 between the Registrant and The Bank of New York, as Trustee	(8)[4.3]
4	.4.2	Certificate of Trust for Dobson Financing Trust	(8)[4.4]
4.5		Declaration of Trust for Dobson Financing Trust	(8)[4.5]
4.6		Form of Certificate of Designation of the Powers, Preferences and Relative, Optional and Other Special Rights of the Registrant’s Series F Convertible Preferred Stock	(16)[4.12]
4	.6.1	Certificate of Correction of Certificate of Designation of Series F Convertible Preferred Stock	(16)[4.12.1]
4.7		Indenture dated August 8, 2003 between ACC Escrow Corp. and Bank of Oklahoma, National Association, as Trustee	(16)[4.13]
4	.7.1	First Supplemental Indenture dated August 19, 2003 between American Cellular Corporation, certain Guarantors and Bank of Oklahoma, National Association, as Trustee	(16)[4.13.1]
4.8		Indenture dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(28)[4.2]
4	.8.1	First Supplemental Indenture dated August 19, 2003 with reference to Indenture dated March 14, 2001, between American Cellular Corporation, ACC Acquisition LLC, Subsidiary Guarantors and Bank of Oklahoma, related to the issuance by American Cellular Corporation of its 9 1/2% Subordinated Notes due 2009	(16)[4.14]
4.9		8 7/8% Senior Note Indenture dated as of September 26, 2003 by Dobson Communications Corporation and Bank of Oklahoma, National Association, as Trustee	(17)[4.14]
4	.9.1	Supplemental Indenture dated November 5, 2004 to 8 7/8% Senior Note Indenture dated as of September 26, 2003 by Dobson Communications Corporation and Bank of Oklahoma, National Association, as Trustee	(29)[4.2]
4.10		Indenture for 8 3/8% First Priority Senior Secured Notes due 2011, dated November 8, 2004, by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co. LLC, DOC Lease Co., LLC and Bank of Oklahoma, National Association	(27)[4.14]
4.11		Indenture for 9 7/8% Second Priority Senior Secured Notes due 2012, dated November 8 2004, by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co. LLC, DOC Lease Co., LLC and BNY Midwest Trust Company	(27)[4.15]
4.12		Intercreditor Agreement dated November 8, 2004	(27)[4.16]
4.13		Form of Amended and Restated Certificate of Designation for 12.25% Senior Exchangeable Preferred Stock	(33)[4.13]
4.14		Form of Amended and Restated Certificate of Designation for 13% Senior Exchangeable Preferred Stock	(33)[4.14]
4.15		Form of Senior Floating Rate Notes due 2012 (Exchange Notes)	(38)
4.16		Floating Rate Notes Indenture dated as of September 13, 2005 by the Registrant and Bank of Oklahoma, National Association, as Trustee	(37)[4.1]
4.17		Convertible Debentures Indenture dated as of September 13, 2005 by the Registrant and The Bank of Oklahoma, National Association, as Trustee	(37)[4.2]
10.1		Registrant’s 2002 Employee Stock Purchase Plan	(10)[10.1]
10	.1.1*	Registrant’s 1996 Stock Option Plan, as amended	(3)[10.1.1]

Exhibit			Method of
Numbers		Description	Filing

10	.1.2*	2000-1 Amendment to the DCC 1996 Stock Option Plan	(5)[10.1.3]
10	.1.3*	Dobson Communications Corporation 2000 Stock Incentive Plan	(5)[10.1.4]
10	.2*	Registrant’s 2002 Stock Incentive Plan	(10)[10.2]
10	.3.1*	Letter dated June 3, 1996 from Registrant to Bruce R. Knooihuizen describing employment arrangement	(4)[10.3.2]
10	.3.2*	Letter dated October 15, 1996 from Fleet Equity Partners to Justin L. Jaschke regarding director compensation	(4)[10.3.3]
10	.3.3*	Letter dated October 28, 1997 from Registrant to R. Thomas Morgan describing employment arrangement	(1)[10.3.5]
10	.3.4*	Letter dated August 25, 1998 from Registrant to Richard D. Sewell, Jr. describing employment arrangement	(3)[10.3.6]
10	.3.5*	Employment Agreement, dated November 1, 2004 between Registrant and Bruce R. Knooihuizen	(27)[10.3.6]
10	.3.6*	Employment Agreement, dated November 1, 2004 between Registrant and Timothy J. Duffy	(27)[10.3.7]
10	.3.7*	Form of Retention Agreement	(27)[10.3.8]
10	.3.8*	Employment Agreement, dated April 1, 2005 between Dobson Communications and Steven Dussek	(32)[10.1]
10	.4†	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated as of November 16, 2001	(9)[10.6]
10	.4.1†	Amendment No. 1 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated August 5, 2002	(11)[10.6.1]
10	.4.2†	Amendment No. 2 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated June 9, 2004	(25)[10.5.2]
10.5		Stockholder and Investor Rights Agreement dated January 31, 2000 among the Registrant and the Stockholders listed therein (without exhibits)	(5)[10.7.2.3]
10	.5.1	Amendment No. 1 to Stockholder and Investor rights Agreement among AT&T Wireless Services, Inc., the Registrant, and certain other parties	(7)[10.4]
10	.6*	Form of Dobson Communications Corporation Director Indemnification Agreement	(5)[10.9]
10.7		Management Agreement between Dobson Cellular Systems, Inc. and American Cellular Corporation effective as of August 19, 2003	(16)[10.14.1]
10	.8†	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002 between Cingular Wireless, LLC, and its affiliates, and Dobson Cellular Systems, Inc., and its affiliates	(9)[10.23]
10.9		Master Services Agreement between Dobson Cellular Systems, Inc. and Convergys Information Management Group Inc. dated December 1, 2002	(12)[10.24]
10.10		Asset Exchange Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(13)[10.1]
10.11		Transition Services Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(13)[10.2]
10.12		Master Lease Agreement dated as of December 23, 2002 between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(13)[10.3]
10	.13†	Roaming Agreement for GSM/GPRS between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc. dated July 11, 2003	(15)[10.28]
10	.14†	GSM/GPRS Operating Agreement between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc. dated July 11, 2003, as amended	(15)[10.29]
10	.15†	Roaming Agreement for GSM/GPRS between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(15)[10.30]

Exhibit			Method of
Numbers		Description	Filing

10	.16†	GSM/GPRS Operating Agreement between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(15)[10.31]
10	.17†	Second Amended and Restated TDMA Operating Agreement between AT&T Wireless Services, Inc. on behalf of itself and its affiliates and ACC Acquisition LLC, on behalf of itself, American Cellular Corporation and their respective affiliates dated July 11, 2003	(15)[10.32]
10.18		Tax Allocation Agreement dated August 19, 2003, between Dobson Communications Corporation and American Cellular Corporation	(16)[10.33]
10.19		Registration Rights Agreement dated as of August 8, 2003 by and between ACC Escrow Corp. as Issuer, American Cellular Corporation, certain Guarantors listed on Schedule A and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated, as Initial Purchasers	(16)[10.34]
10.20		Registration Rights Agreement dated August 19, 2003 between Dobson Communications Corporation and holders of Class A Common Stock and Series F Convertible Preferred Stock	(16)[10.35]
10.21		Registration Rights Agreement between Dobson Communications Corporation and Bank of America, N.A. dated as of March 15, 2002	(16)[10.36]
10.22		Registration Rights Agreement dated September 26, 2003 among Dobson Communications Corporation, Lehman Brothers, Inc., Morgan Stanley & Co., Incorporated, and Bear, Stearns & Co., Inc.	(17)[10.37]
10.23		Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003	(18)[10.38]
10	.23.1	Amendment No. 1 dated March 9, 2004, to Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003	(21)[4]
10	.23.2	Amendment No. 2 dated May 7, 2004, to Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003	(23)[10.32.2]
10	.23.3	Amendment No. 3 dated November 8, 2004 to Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003	(27)[10.32.3]
10.24		Guarantee and Collateral Agreement by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003	(18)[10.39]
10.25		Escrow Agreement dated August 8, 2003 by and between ACC Escrow Corp. and Bank of Oklahoma, National Association, as trustee and escrow agent	(19)[10.40]
10.26		Registration Rights Agreement dated as of September 26, 2003 by and among Dobson Communications Corporation, Lehman Brothers Inc., Morgan Stanley & Co. Incorporated and Bear, Stearns & Co. Inc.	(19)[10.41]
10.27		Registration Rights Agreement dated as of November 8, 2004 by and among Dobson Cellular Systems, Inc,. Dobson Communications Corporation, Dobson Operating Co. LLC, DOC Lease Co., LLC and Morgan Stanley & Co. Incorporated	(27)[10.35]
10	.28†	Equity Interest Purchase Agreement, dated March 14, 2005, by and between Global Tower, LLC and Dobson Cellular Systems, Inc.	(33)[10.2]
10	.29†	Equity Interest Purchase Agreement, dated March 14, 2005, by and between Global Tower, LLC, and American Cellular	(33)[10.3]

Exhibit			Method of
Numbers		Description	Filing

10.30		Support Agreement, dated June 29, 2005, among the Dobson Communications Corporation and Preferred Stockholders	(34)
10	.30.1	First Amendment to the Support Agreement, dated August 12, 2005, by and among Dobson Communications Corporation and Preferred Stockholders	(35)[10.31.1]
10.31		Registration Rights Agreement among Dobson Communications Corporation, Capital Research and Management Company, Cobalt Capital Management, Inc., JMB Capital Partners and the other parties named therein	(35)[10.31]
10	.32†	InterCarrier Multi-standard Roaming Agreement by and among Cingular Wireless LLC and Dobson Cellular Systems, Inc. and American Cellular Corporation dated as of August 12, 2005	(36)[10.1]
10	.33†	Addendum to GSM Operating Agreement by and between New Cingular Wireless Services, Inc. (f/k/a AT&T Wireless Services, Inc.), Dobson Cellular Systems, Inc and American Cellular Corporation dated as of August 12, 2005	(36)[10.2]
10.34		Senior Floating Rate Notes due 2012 Registration Rights Agreement dated as of September 13, 2005 by and between Dobson Communications Corporation, Lehman Brothers Inc., Morgan Stanley & Co. Incorporated and Bear, Stearns & Co. Inc.	(36)[10.1]
10.35		Convertible Debentures Registration Rights Agreement dated as of September 13, 2005 by and between Dobson Communications Corporation, Lehman Brothers Inc., Morgan Stanley & Co. Incorporated and Bear, Stearns & Co. Inc.	(37)[10.2]
12		Statement of Computation of Ratios of Earnings to Fixed Charges	(39)
21		Subsidiaries	(39)
23.1		Consent of Independent Registered Public Accounting Firm	(39)
31.1		Rule 13a-14(a) Certification by our principal executive officer	(39)
31.2		Rule 13a-14(a) Certification by our principal financial officer	(39)
32.1		Section 1350 Certification by our principal executive officer	(39)
32.2		Section 1350 Certification by our principal financial officer	(39)

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-71633), as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-90759), as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 6, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A on February 22, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-64916), as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on June 14, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on January 8, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 28, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on September 18, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 2, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 29, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(19)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-110380) as the exhibit number indicated in brackets and incorporated by reference herein.

(20)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(21)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on March 22, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(22)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on April 8, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(23)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(24)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(25)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(26)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-80961) as the exhibit number indicated in brackets and incorporated by reference herein.

(27)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-122089) as the exhibit number indicated in brackets and incorporated by reference herein.

(28)	Filed as an exhibit to American Cellular Corporation’s Registration Statement on Form S-4 (Registration No. 333-59322) as the exhibit number indicated in brackets and incorporated by reference herein.

(29)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 5, 2004 as the exhibit number indicated in brackets and incorporated by reference herein.

(30)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(31)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 1, 2005 as the exhibit number indicated in brackets and incorporated by reference herein.

(32)	Filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(33)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-126247) as the exhibit number indicated in brackets and incorporated by reference herein.

(34)	Filed as Annex A to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-126247) and incorporated by reference herein.

(35)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-126826) as the exhibit number indicated in brackets and incorporated by reference herein.

(36)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A on August 23, 2005 as the exhibit number indicated in brackets and incorporated by reference herein.

(37)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on September 19, 2005 as the exhibit number indicated in brackets and incorporated by reference herein.

(38)	Filed as an exhibit to Exhibit No. 4.16.

(39)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of March 2006.

DOBSON COMMUNICATIONS CORPORATION

By:	/s/ STEVEN P. DUSSEK
Steven P. Dussek
Chief Executive Officer and
principal executive officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities on March 15, 2006.

Signature	Title

/s/ STEVEN P. DUSSEK Steven P. Dussek	Chief Executive Officer and principal executive officer

/s/ BRUCE R. KNOOIHUIZEN Bruce R. Knooihuizen	Executive Vice President, Chief Financial Officer and principal financial officer

/s/ TRENT LEFORCE Trent LeForce	Controller, Assistant Secretary and principal accounting officer

/s/ STEPHEN T. DOBSON Stephen T. Dobson	Secretary and Director

/s/ EVERETT R. DOBSON Everett R. Dobson	Chairman of the Board of Directors

/s/ MARK S. FEIGHNER Mark S. Feighner	Director

/s/ FRED J. HALL Fred J. Hall	Director

/s/ JUSTIN L. JASCHKE Justin L. Jaschke	Director

/s/ ALBERT H. PHARIS, JR. Albert H. Pharis, Jr.	Director

/s/ ROBERT A. SCHRIESHEIM Robert A. Schriesheim	Director

INDEX TO EXHIBITS

Exhibit			Method of
Numbers		Description	Filing

2.1		Purchase Agreement dated July 25, 2003 for ACC Escrow Corp. and American Cellular Corporation $900,000,000 10% Series A Senior Notes due 2011	(16)[2.3]
2.2		Purchase Agreement dated September 12, 2003 for Dobson Communications Corporation $650,000,000 8 7/8% Senior Notes due 2013	(19)[2.4]
2.3		Agreement and Plan of Merger of ACC Escrow Corp. and American Cellular Corporation	(19)[2.5]
2.4		Purchase Agreement dated November 8, 2004 for Dobson Cellular Systems, Inc. $825,000,000 Senior Secured Notes	(27)[2.4]
3.1		Registrant’s Amended and Restated Certificate of Incorporation	(5)[3.1]
3	.1.1	Registrant’s Certificate of Retirement of Preferred Stock dated January 7, 2003	(14)[3.1.1]
3	.1.2	Registrant’s Certificate of Retirement of Preferred Stock dated February 4, 2003	(14)[3.1.2]
3	.1.3	Registrant’s Certificate of Amendment of Certificate of Incorporation	(19)[3.1.3]
3	.1.4	Registrant’s Certificate of Retirement of Preferred Stock dated November 20, 2003	(20)[3.1.4]
3	.1.5	Registrant’s Certificate of Retirement of Preferred Stock dated December 31, 2003	(20)[3.1.5]
3	.1.6	Registrant’s Certificate of Retirement of Preferred Stock dated July 15, 2004	(24)[3.1.6]
3	.1.7	Registrant’s Certificate of Retirement of Preferred Stock dated September 1, 2004	(25)[3.1.7]
3	.1.8	Registrant’s Certificate of Retirement of Preferred Stock dated March 3, 2006	(39)
3	.1.9	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 12.25% Senior Exchangeable Preferred Stock	(2)[3.9]
3	.1.10	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 13% Senior Exchangeable Preferred Stock	(26)[3.8]
3.2		Registrant’s Amended and Restated By-laws	(22)[3]
4.1		Form of Common Stock Certificate	(5)[4.16]
4.2		Indenture dated June 22, 2000 by the Registrant and United States Trust Company of New York, as Trustee	(6)[4]
4	.2.1	Supplemental Indenture dated November 5, 2004 to Indenture dated June 22, 2000 by the Registrant and United States Trust Company of New York, as Trustee	(29)[4.1]
4.3		Senior Debt Indenture dated as of July 18, 2001, between the Registrant and The Bank of New York, as Trustee	(8)[4.2]
4	.4.1	Subordinated Debt Indenture dated as of July 18, 2001 between the Registrant and The Bank of New York, as Trustee	(8)[4.3]
4	.4.2	Certificate of Trust for Dobson Financing Trust	(8)[4.4]
4.5		Declaration of Trust for Dobson Financing Trust	(8)[4.5]
4.6		Form of Certificate of Designation of the Powers, Preferences and Relative, Optional and Other Special Rights of the Registrant’s Series F Convertible Preferred Stock	(16)[4.12]
4	.6.1	Certificate of Correction of Certificate of Designation of Series F Convertible Preferred Stock	(16)[4.12.1]
4.7		Indenture dated August 8, 2003 between ACC Escrow Corp. and Bank of Oklahoma, National Association, as Trustee	(16)[4.13]
4	.7.1	First Supplemental Indenture dated August 19, 2003 between American Cellular Corporation, certain Guarantors and Bank of Oklahoma, National Association, as Trustee	(16)[4.13.1]
4.8		Indenture dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(28)[4.2]
4	.8.1	First Supplemental Indenture dated August 19, 2003 with reference to Indenture dated March 14, 2001, between American Cellular Corporation, ACC Acquisition LLC, Subsidiary Guarantors and Bank of Oklahoma, related to the issuance by American Cellular Corporation of its 9 1/2% Subordinated Notes due 2009	(16)[4.14]

Exhibit			Method of
Numbers		Description	Filing

4.9		8 7/8% Senior Note Indenture dated as of September 26, 2003 by Dobson Communications Corporation and Bank of Oklahoma, National Association, as Trustee	(17)[4.14]
4	.9.1	Supplemental Indenture dated November 5, 2004 to 8 7/8% Senior Note Indenture dated as of September 26, 2003 by Dobson Communications Corporation and Bank of Oklahoma, National Association, as Trustee	(29)[4.2]
4.10		Indenture for 8 3/8% First Priority Senior Secured Notes due 2011, dated November 8, 2004, by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co. LLC, DOC Lease Co., LLC and Bank of Oklahoma, National Association	(27)[4.14]
4.11		Indenture for 9 7/8% Second Priority Senior Secured Notes due 2012, dated November 8, 2004, by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co. LLC, DOC Lease Co., LLC and BNY Midwest Trust Company	(27)[4.15]
4.12		Intercreditor Agreement dated November 8, 2004	(27)[4.16]
4.13		Form of Amended and Restated Certificate of Designation for 12.25% Senior Exchangeable Preferred Stock	(33)[4.13]
4.14		Form of Amended and Restated Certificate of Designation for 13% Senior Exchangeable Preferred Stock	(33)[4.14]
4.15		Form of Senior Floating Rate Notes due 2012 (Exchange Notes)	(38)
4.16		Floating Rate Notes Indenture dated as of September 13, 2005 by the Registrant and Bank of Oklahoma, National Association, as Trustee	(37)[4.1]
4.17		Convertible Debentures Indenture dated as of September 13, 2005 by the Registrant and The Bank of Oklahoma, National Association, as Trustee	(37)[4.2]
10.1		Registrant’s 2002 Employee Stock Purchase Plan	(10)[10.1]
10	.1.1*	Registrant’s 1996 Stock Option Plan, as amended	(3)[10.1.1]
10	.1.2*	2000-1 Amendment to the DCC 1996 Stock Option Plan	(5)[10.1.3]
10	.1.3*	Dobson Communications Corporation 2000 Stock Incentive Plan	(5)[10.1.4]
10	.2*	Registrant’s 2002 Stock Incentive Plan	(10)[10.2]
10	.3.1*	Letter dated June 3, 1996 from Registrant to Bruce R. Knooihuizen describing employment arrangement	(4)[10.3.2]
10	.3.2*	Letter dated October 15, 1996 from Fleet Equity Partners to Justin L. Jaschke regarding director compensation	(4)[10.3.3]
10	.3.3*	Letter dated October 28, 1997 from Registrant to R. Thomas Morgan describing employment arrangement	(1)[10.3.5]
10	.3.4*	Letter dated August 25, 1998 from Registrant to Richard D. Sewell, Jr. describing employment arrangement	(3)[10.3.6]
10	.3.5*	Employment Agreement, dated November 1, 2004 between Registrant and Bruce R. Knooihuizen	(27)[10.3.6]
10	.3.6*	Employment Agreement, dated November 1, 2004 between Registrant and Timothy J. Duffy	(27)[10.3.7]
10	.3.7*	Form of Retention Agreement	(27)[10.3.8]
10	.3.8*	Employment Agreement, dated April 1, 2005 between Dobson Communications and Steven Dussek	(32)[10.1]
10	.4†	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated as of November 16, 2001	(9)[10.6]
10	.4.1†	Amendment No. 1 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated August 5, 2002	(11)[10.6.1]
10	.4.2†	Amendment No. 2 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated June 9, 2004	(25)[10.5.2]

Exhibit			Method of
Numbers		Description	Filing

10.5		Stockholder and Investor Rights Agreement dated January 31, 2000 among the Registrant and the Stockholders listed therein (without exhibits)	(5)[10.7.2.3]
10	.5.1	Amendment No. 1 to Stockholder and Investor rights Agreement among AT&T Wireless Services, Inc., the Registrant, and certain other parties	(7)[10.4]
10	.6*	Form of Dobson Communications Corporation Director Indemnification Agreement	(5)[10.9]
10.7		Management Agreement between Dobson Cellular Systems, Inc. and American Cellular Corporation effective as of August 19, 2003	(16)[10.14.1]
10	.8†	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002 between Cingular Wireless, LLC, and its affiliates, and Dobson Cellular Systems, Inc., and its affiliates	(9)[10.23]
10.9		Master Services Agreement between Dobson Cellular Systems, Inc. and Convergys Information Management Group Inc. dated December 1, 2002	(12)[10.24]
10.10		Asset Exchange Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(13)[10.1]
10.11		Transition Services Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(13)[10.2]
10.12		Master Lease Agreement dated as of December 23, 2002 between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(13)[10.3]
10	.13†	Roaming Agreement for GSM/GPRS between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc. dated July 11, 2003	(15)[10.28]
10	.14†	GSM/GPRS Operating Agreement between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc. dated July 11, 2003, as amended	(15)[10.29]
10	.15†	Roaming Agreement for GSM/GPRS between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(15)[10.30]
10	.16†	GSM/GPRS Operating Agreement between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003	(15)[10.31]
10	.17†	Second Amended and Restated TDMA Operating Agreement between AT&T Wireless Services, Inc. on behalf of itself and its affiliates and ACC Acquisition LLC, on behalf of itself, American Cellular Corporation and their respective affiliates dated July 11, 2003	(15)[10.32]
10.18		Tax Allocation Agreement dated August 19, 2003, between Dobson Communications Corporation and American Cellular Corporation	(16)[10.33]
10.19		Registration Rights Agreement dated as of August 8, 2003 by and between ACC Escrow Corp. as Issuer, American Cellular Corporation, certain Guarantors listed on Schedule A and Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated, as Initial Purchasers	(16)[10.34]
10.20		Registration Rights Agreement dated August 19, 2003 between Dobson Communications Corporation and holders of Class A Common Stock and Series F Convertible Preferred Stock	(16)[10.35]
10.21		Registration Rights Agreement between Dobson Communications Corporation and Bank of America, N.A. dated as of March 15, 2002	(16)[10.36]
10.22		Registration Rights Agreement dated September 26, 2003 among Dobson Communications Corporation, Lehman Brothers, Inc., Morgan Stanley & Co., Incorporated, and Bear, Stearns & Co., Inc.	(17)[10.37]
10.23		Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003	(18)[10.38]
10	.23.1	Amendment No. 1 dated March 9, 2004, to Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003	(21)[4]

Exhibit			Method of
Numbers		Description	Filing

10	.23.2	Amendment No. 2 dated May 7, 2004, to Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003	(23)[10.32.2]
10	.23.3	Amendment No. 3 dated November 8, 2004 to Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003	(27)[10.32.3]
10.24		Guarantee and Collateral Agreement by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003	(18)[10.39]
10.25		Escrow Agreement dated August 8, 2003 by and between ACC Escrow Corp. and Bank of Oklahoma, National Association, as trustee and escrow agent	(19)[10.40]
10.26		Registration Rights Agreement dated as of September 26, 2003 by and among Dobson Communications Corporation, Lehman Brothers Inc., Morgan Stanley & Co. Incorporated and Bear, Stearns & Co. Inc.	(19)[10.41]
10.27		Registration Rights Agreement dated as of November 8, 2004 by and among Dobson Cellular Systems, Inc,. Dobson Communications Corporation, Dobson Operating Co. LLC, DOC Lease Co., LLC and Morgan Stanley & Co. Incorporated	(27)[10.35]
10	.28†	Equity Interest Purchase Agreement, dated March 14, 2005, by and between Global Tower, LLC and Dobson Cellular Systems, Inc.	(33)[10.2]
10	.29†	Equity Interest Purchase Agreement, dated March 14, 2005, by and between Global Tower, LLC, and American Cellular	(33)[10.3]
10.30		Support Agreement, dated June 29, 2005, among the Dobson Communications Corporation and Preferred Stockholders	(34)
10	.30.1	First Amendment to the Support Agreement, dated August 12, 2005, by and among Dobson Communications Corporation and Preferred Stockholders	(35)[10.31.1]
10.31		Registration Rights Agreement among Dobson Communications Corporation, Capital Research and Management Company, Cobalt Capital Management, Inc., JMB Capital Partners and the other parties named therein	(35)[10.31]
10	.32†	InterCarrier Multi-standard Roaming Agreement by and among Cingular Wireless LLC and Dobson Cellular Systems, Inc. and American Cellular Corporation dated as of August 12, 2005	(36)[10.1]
10	.33†	Addendum to GSM Operating Agreement by and between New Cingular Wireless Services, Inc. (f/k/a AT&T Wireless Services, Inc.), Dobson Cellular Systems, Inc and American Cellular Corporation dated as of August 12, 2005	(36)[10.2]
10.34		Senior Floating Rate Notes due 2012 Registration Rights Agreement dated as of September 13, 2005 by and between Dobson Communications Corporation, Lehman Brothers Inc., Morgan Stanley & Co. Incorporated and Bear, Stearns & Co. Inc.	(36)[10.1]
10.35		Convertible Debentures Registration Rights Agreement dated as of September 13, 2005 by and between Dobson Communications Corporation, Lehman Brothers Inc., Morgan Stanley & Co. Incorporated and Bear, Stearns & Co. Inc.	(37)[10.2]
12		Statement of Computation of Ratios of Earnings to Fixed Charges	(39)
21		Subsidiaries	(39)
23.1		Consent of Independent Registered Public Accounting Firm	(39)
31.1		Rule 13a-14(a) Certification by our principal executive officer	(39)
31.2		Rule 13a-14(a) Certification by our principal financial officer	(39)
32.1		Section 1350 Certification by our principal executive officer	(39)
32.2		Section 1350 Certification by our principal financial officer	(39)

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-71633), as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-90759), as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 6, 2000, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A on February 22, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-64916), as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on June 14, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on January 8, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 28, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on September 18, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 2, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 29, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(19)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-110380) as the exhibit number indicated in brackets and incorporated by reference herein.

(20)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(21)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on March 22, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(22)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on April 8, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(23)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(24)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(25)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(26)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-80961) as the exhibit number indicated in brackets and incorporated by reference herein.

(27)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-122089) as the exhibit number indicated in brackets and incorporated by reference herein.

(28)	Filed as an exhibit to American Cellular Corporation’s Registration Statement on Form S-4 (Registration No. 333-59322) as the exhibit number indicated in brackets and incorporated by reference herein.

(30)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 5, 2004 as the exhibit number indicated in brackets and incorporated by reference herein.

(30)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(31)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 1, 2005 as the exhibit number indicated in brackets and incorporated by reference herein.

(32)	Filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(33)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-126247) as the exhibit number indicated in brackets and incorporated by reference herein.

(34)	Filed as Annex A to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-126247) and incorporated by reference herein.

(35)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1/A (Registration No. 333-126826) as the exhibit number indicated in brackets and incorporated by reference herein.

(36)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A on August 23, 2005 as the exhibit number indicated in brackets and incorporated by reference herein.

(37)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on September 19, 2005 as the exhibit number indicated in brackets and incorporated by reference herein.

(38)	Filed as an exhibit to Exhibit No. 4.16.

(39)	Filed herewith.