Form 10-Q
period 2006-03-31
DOBSON COMMUNICATIONS CORP
filed 2006-05-10
CIK 1035985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of May 1, 2006, there were 150,512,016 shares of the registrant’s $.001 par value Class A common stock outstanding and 19,418,021 shares of the registrant’s $.001 par value Class B common stock outstanding.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$179,489,934	$196,450,044
Accounts receivable	103,378,994	125,597,696
Inventory	22,719,186	15,876,286
Deferred tax assets	9,234,000	9,234,000
Prepaid expenses and other	12,584,736	8,215,153

Total current assets	327,406,850	355,373,179

PROPERTY, PLANT AND EQUIPMENT, net (Note 4)	475,642,567	483,790,376

OTHER ASSETS:
Restricted investments	4,328,138	4,511,414
Wireless license acquisition costs	1,815,154,926	1,815,152,364
Goodwill	621,317,578	621,317,578
Deferred financing costs, net	38,959,123	40,243,593
Customer list, net	52,331,475	60,906,029
Other non-current assets	4,070,573	4,460,064

Total other assets	2,536,161,813	2,546,591,042

Total assets	$3,339,211,230	$3,385,754,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$104,276,418	$104,728,072
Accrued expenses	33,560,215	33,844,904
Accrued interest payable	64,566,256	63,686,464
Deferred revenue and customer deposits	35,373,134	30,067,359
Accrued dividends payable	4,353,560	8,126,105

Total current liabilities	242,129,583	240,452,904

OTHER LIABILITIES:
Notes payable (Note 5)	2,469,729,354	2,469,474,408
Deferred tax liabilities	253,765,341	259,025,826
Mandatorily redeemable preferred stock, net (Note 6)	—	32,793,153
Minority interest	6,176,446	6,761,636
Deferred gain on disposition of operating assets and other non-current liabilities	62,572,370	61,603,630
COMMITMENTS (Note 8)
SERIES F CONVERTIBLE PREFERRED STOCK (Note 6)	135,695,389	135,695,389
STOCKHOLDERS’ EQUITY:
Class A common stock, $.001 par value, 325,000,000 shares authorized and 150,156,738 shares issued at March 31, 2006 and 149,912,257 shares issued at December 31, 2005	150,157	149,913
Convertible Class B common stock, $.001 par value, 70,000,000 shares authorized and 19,418,021 shares issued at March 31, 2006 and December 31, 2005	19,418	19,418
Convertible Class C common stock, $.001 par value, 4,226 shares authorized and zero shares issued at March 31, 2006 and December 31, 2005	—	—
Convertible Class D common stock, $.001 par value, 33,000 shares authorized and zero shares issued at March 31, 2006 and December 31, 2005	—	—
Paid-in capital	1,431,515,349	1,429,048,308
Accumulated deficit	(1,262,542,177)	(1,249,269,988)

Total stockholders’ equity	169,142,747	179,947,651

Total liabilities and stockholders’ equity	$3,339,211,230	$3,385,754,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005

	(Unaudited)
OPERATING REVENUE:
Service revenue	$216,094,901	$206,081,986
Roaming revenue	54,780,372	53,430,702
Equipment and other revenue	16,723,754	12,245,795

Total operating revenue	287,599,027	271,758,483

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	76,073,080	72,298,971
Cost of equipment	32,569,531	30,365,742
Marketing and selling	39,123,070	34,093,918
General and administrative	47,324,538	44,811,476
Depreciation and amortization	50,275,182	51,570,480
Gain on disposition of operating assets	(1,663,460)	—

Total operating expenses	243,701,941	233,140,587

OPERATING INCOME	43,897,086	38,617,896

OTHER (EXPENSE) INCOME:
Interest expense	(57,406,677)	(60,741,939)
Loss on redemption of mandatorily redeemable preferred stock (Note 6)	(1,445,189)	—
Dividends on mandatorily redeemable preferred stock (Note 6)	(709,574)	(7,931,067)
Other income (expense), net	1,841,993	(765,996)

LOSS BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	(13,822,361)	(30,821,106)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(2,364,213)	(1,829,998)

LOSS BEFORE INCOME TAXES	(16,186,574)	(32,651,104)
Income tax benefit	5,289,054	9,393,615

NET LOSS	(10,897,520)	(23,257,489)
Dividends on preferred stock	(2,374,669)	(2,144,373)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(13,272,189)	$(25,401,862)

BASIC AND DILUTED NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.08)	$(0.19)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	169,394,088	133,884,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2006

	Stockholders’ Equity

	Class A		Class B
	Common Stock		Common Stock				Total
					Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

	(Unaudited)
DECEMBER 31, 2005	149,912,257	$149,913	19,418,021	$19,418	$1,429,048,308	$(1,249,269,988)	$179,947,651
Net loss	—	—	—	—	—	(10,897,520)	(10,897,520)
Series F preferred stock dividends	—	—	—	—	—	(2,374,669)	(2,374,669)
Share-based compensation	—	—	—	—	1,821,606	—	1,821,606
Issuance of common stock	244,481	244	—	—	645,435	—	645,679

MARCH 31, 2006	150,156,738	$150,157	19,418,021	$19,418	$1,431,515,349	$(1,262,542,177)	$169,142,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2006	2005

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,897,520)	$(23,257,489)
Adjustments to reconcile net loss to net cash provided by operating activities, net of effects of acquisitions —
Depreciation and amortization	50,275,182	51,570,480
Amortization of bond discounts and deferred financing costs	1,725,684	1,815,601
Deferred income taxes	(5,260,485)	(9,760,424)
Non-cash mandatorily redeemable preferred stock dividends	709,574	7,931,067
Loss on redemption of mandatorily redeemable preferred stock	1,445,189	—
Gain on disposition of operating assets	(1,663,460)	—
Share-based compensation	1,821,606	—
Other operating activities	2,763,399	1,864,302
Changes in current assets and liabilities —
Accounts receivable	22,218,702	7,569,900
Inventory	(6,842,900)	1,614,078
Prepaid expenses and other	(4,186,307)	(4,937,751)
Accounts payable	(451,654)	18,586,405
Accrued expenses	1,193,292	(8,816,609)
Deferred revenue and customer deposits	5,305,775	650,091

Net cash provided by operating activities	58,156,077	44,829,651

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(31,302,556)	(32,558,089)
Sales of marketable securities	—	39,000,000
Other investing activities	350,378	(23,802)

Net cash (used in) provided by investing activities	(30,952,178)	6,418,109

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to minority interest holders	(2,930,101)	(1,344,685)
Redemption of mandatorily redeemable preferred stock	(41,682,819)	—
Other financing activities	448,911	450,347

Net cash used in financing activities	(44,164,009)	(894,338)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,960,110)	50,353,422
CASH AND CASH EQUIVALENTS, beginning of period	196,450,044	139,884,107

CASH AND CASH EQUIVALENTS, end of period	$179,489,934	$190,237,529

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest	$53,970,062	$65,439,283
Income taxes	$4,736	$19,050
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
      The condensed consolidated balance sheet of Dobson Communications Corporation (“DCC”) and subsidiaries (collectively with DCC, the “Company”) as of March 31, 2006, the condensed consolidated statements of operations for the three months ended March 31, 2006 and 2005, the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2006 and the condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2005 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.
      The condensed consolidated balance sheet at December 31, 2005 was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles, or GAAP. The financial statements presented herein should be read in connection with the Company’s December 31, 2005 consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

2.	Share-based Compensation
      Prior to January 1, 2006, the Company accounted for its stock option plans, under APB Opinion 25, “Accounting for Stock Issued to Employees,” under which no compensation expense was recognized for grants in which the exercise price at the grant date was at least the market price. Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” which requires the measurement and recognition of compensation cost at the fair value for all Share-based payments, including stock options and stock purchased at a discount through a stock purchase plan.
      The Company has three stock option plans, which were created to encourage its key employees by providing opportunities to participate in the ownership and future growth of the Company through the grant of incentive stock options and nonqualified stock options. As of March 31, 2006, the maximum remaining number of shares for which the Company may grant options under the plans total 1,989,408 shares of Class A common stock. All stock options have been issued with an option price at, or higher than, the market price on the date of grant with an expiration of ten years from the grant date and vest at either a rate of 20% or 25% per year. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table:

	Three Months
	Ended March 31,

	2006	2005

Expected term (in years)	6	10
Weighted average expected volatility	124.2%	133.0%
Expected dividends	0%	0%
Weighted average risk-free rate	4.6%	4.1%

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Expected volatility of stock options is based on historical experience and the risk-free rate is based on US Treasury bond rates.
      A summary of option transactions during the three months ended March 31, 2006 is presented below:

		Weighted	Weighted Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value(1)

			(In years)
Outstanding, beginning of period	11,620,282	$3.13
Granted	1,466,975	$7.43
Exercised	(244,481)	$2.64
Forfeited or Expired	(237,125)	$2.98

Outstanding, end of period	12,605,651	$3.64	8	$55,218,687

Exercisable, end of period	5,701,894	$3.41	7	$26,269,802

(1)	Calculated using the closing stock price of $8.02 on March 31, 2006.
      The weighted average fair value of options granted was $6.61 for the three months ended March 31, 2006 and $2.00 for the three months ended March 31, 2005. The intrinsic value of options exercised was approximately $1.2 million during the three months ended March 31, 2006 and $5,800 during the three months ended March 31, 2005. Intrinsic value is the difference between the Company’s closing stock price on the day the options were exercised and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises for the three months ended March 31, 2006 were $645,679.
      A summary of the Company’s non-vested options as of March 31, 2006, and any changes during the three month period ending March 31, 2006, is presented below:

		Weighted
	Number of	Average Grant
	Options	Date Fair Value

Non-vested, beginning of period	6,879,854	$2.82
Granted	1,466,975	$6.61
Vested	(1,205,948)	$3.09
Forfeited	(237,125)	$2.91

Non-vested, end of period	6,903,756	$3.59

      At March 31, 2006, unrecognized compensation expense relating to non-vested options totaled $19.8 million. This expense is expected to be recognized over a weighted-average period of three years.
      The Company’s Employee Stock Purchase Plan, or ESPP, provides for 1,000,000 shares of the Company’s Class A common stock to be reserved for issuance upon exercise of purchase rights which may be granted under the ESPP. The ESPP is designed to encourage stock ownership by the Company’s employees. Employees elect to participate in the plan semi-annually. The plan period is six months. Shares are purchased at 85% of the market price of the Company’s Class A common stock. The price is determined as the lower of the price at the initial date or at the end of the six-month period. The fair value of shares offered through the ESPP is estimated and recognized over each semi-annual participation period with the ultimate cost measured by taking the difference between the discounted offering price described above and the fair value of the shares as of the period end.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company adopted the modified prospective transition method provided for under SFAS No. 123R, and consequently has not retroactively adjusted results of prior periods. This adoption resulted in the recognition of share-based compensation totaling approximately $1.8 million ($1.2 million, net of tax) for the three months ended March 31, 2006. Prior to 2006 under APB Opinion 25, the pro forma expense for the Company’s stock options and ESPP had been calculated consistent with SFAS No. 123R. Therefore, had compensation expense been recorded under SFAS No. 123R, the Company’s net loss applicable to common stockholders and net loss applicable to common stockholders per common share for the three months ended March 31, 2005 would have been as follows:

Three Months Ended
March 31, 2005

($ in thousands,
except for per share
amounts)
Net loss applicable to common stockholders:
As reported	$(25,402)
Pro forma Share-based compensation, net of tax	(1,060)

Pro forma	$(26,462)

Basic and diluted net loss applicable to common stockholders per common share:
As reported	$(0.19)
Pro forma	$(0.20)

3.	Business Combinations

Pending Acquisitions
      On April 25, 2006, the Company, through its wholly-owned subsidiary, American Cellular, announced that it has agreed to purchase wireless assets in Texas 15 RSA, as well as additional PCS wireless spectrum in the Texas counties of Tom Green, Brown, Comanche and Mills. The total purchase price for these assets is approximately $25 million. The purchase is subject to typical closing conditions and approval by the FCC.
      On April 4, 2006, the Company, through its wholly-owned subsidiary, Dobson Cellular Systems, Inc., or Dobson Cellular, announced that it has agreed to purchase the wireless assets in Kodiak, Alaska of New Horizons Telecom, Inc. and Kodiak Electric Association, Inc. and the wireless assets in Nome, Alaska of Sitnasuak Native Corporation and SNC Telecommunications, Inc. The total purchase price for these assets is approximately $2 million. The purchase is subject to typical closing conditions and approval by the FCC.
      The results of operations related to these purchases will not be included in the Company’s financial information until the purchases are completed. In addition, subscribers to be acquired in all of these purchases will not be added to the Company’s subscriber base until the purchases are approved by the FCC and are completed.

Recent Acquisition
      On September 13, 2005, the Company, through its wholly owned subsidiary, American Cellular, acquired the non-license wireless assets of Endless Mountains Wireless, LLC in Pennsylvania 4 RSA. The Company operates Endless Mountains’ licensed 850 MHz spectrum under a spectrum manager lease. Beginning in March 2006, the Company had the right to acquire Endless Mountains’ Pennsylvania 4 RSA 850 MHz license. The acquisition of the licensed spectrum is subject to FCC approval, which is pending. If exercised, the Company’s acquisition of the license covering the leased spectrum is expected to close in mid-to-late 2006.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The total purchase price for all of the assets to be acquired, including the FCC license, is approximately $12.2 million.
      The above business combination is accounted for as a purchase. Accordingly, the related statements of financial position and results of operations have been included in the accompanying condensed consolidated statements of operations from the date of acquisition. Unaudited pro forma financial information related to the Company’s 2005 acquisitions has not been presented because this acquisition was not significant to the Company’s consolidated results of operations.

4.	Property, Plant and Equipment
      Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials and overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense was $41.7 million for the three months ended March 31, 2006 and $45.1 million for the three months ended March 31, 2005. Listed below are the gross property, plant and equipment amounts and the related accumulated depreciation as of the dates indicated.

	March 31,	December 31,
	2006	2005

	($ in thousands)
Gross property, plant and equipment	$1,118,054	$1,080,671
Accumulated depreciation	(642,411)	(596,881)

Property, plant and equipment, net	$475,643	$483,790

5.	Notes Payable and Credit Facility
      The Company’s notes payable as of March 31, 2006 and December 31, 2005 consisted of the following:

	March 31, 2006	December 31, 2005

	($ in thousands)
DCC senior floating rate notes	$150,000	$150,000
1.50% DCC senior convertible debentures	160,000	160,000
8.875% DCC senior notes	419,681	419,681
8.375% Dobson Cellular senior notes	250,000	250,000
Dobson Cellular floating rate senior notes	250,000	250,000
9.875% Dobson Cellular senior notes	325,000	325,000
10% American Cellular senior notes	900,000	900,000
Other notes payable, net	15,048	14,794

Total notes payable	$2,469,729	$2,469,475

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
      American Cellular is an unrestricted subsidiary for purposes of the Company’s and Dobson Cellular’s indentures, meaning that it is not subject to certain covenants.

Credit Facility
      Dobson Cellular’s senior secured credit facility, which matures on October 23, 2008, currently consists of a $75.0 million senior secured revolving credit facility.
      The Dobson Cellular credit facility is guaranteed by the Company, Dobson Operating Co., LLC, or DOC, and DOC Lease Co LLC, and is secured by a first priority security interest in all of the tangible and intangible assets of Dobson Cellular. The Dobson Cellular credit facility is not guaranteed by American Cellular or any of its subsidiaries. As of March 31, 2006 and December 31, 2005, the Company had no borrowings under this credit facility.
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
      The Dobson Cellular credit facility agreement contains covenants that, subject to specified exceptions, limit the Company’s ability to:

•	make capital expenditures;

•	sell or dispose of assets;

•	incur additional debt;

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	create liens;

•	merge with or acquire other companies;

•	engage in transactions with affiliates, including dividend restrictions; and

•	make loans, advances or stock repurchases.

6.	Redeemable Preferred Stock
      As of March 31, 2006 and December 31, 2005, the Company’s authorized and outstanding preferred stock was as follows:

	Number of	Number of	Number of
	Shares	Shares	Shares
	Authorized at	Outstanding at	Outstanding at			Liquidation	Mandatory
	March 31,	March 31,	December 31,	Par Value		Preference	Redemption	Voting
Class	2006	2006	2005	Per Share	Dividends	Per Share	Date	Rights

Senior Exchangeable	—	—	5,154	$1.00	12.25% Cumulative	$1,000	Jan. 15, 2008	Non-voting
Senior Exchangeable	—	—	27,847	$1.00	13% Cumulative	$1,000	May 1, 2009	Non-voting
Series F	1,900,000	759,896	759,896	$1.00	6% Cumulative	$178.571	Aug. 18, 2016	Non-voting
Other	4,100,000	—	—	—	—	—	—	—

	6,000,000	759,896	792,897

Redemption of Senior Exchangeable Preferred Stock
      On March 1, 2006, the Company redeemed and cancelled all remaining outstanding shares of its 12.25% senior exchangeable preferred stock and its 13% senior exchangeable preferred stock. The cash redemption price for the 12.25% senior exchangeable preferred stock was $1,220.38 per share, which represents 100% of the liquidation preference, plus an amount in cash equal to all accumulated and unpaid dividends (including applicable interest for accrued but unpaid dividends) up to, but not including, the redemption date. The cash redemption price for the 13% senior exchangeable preferred stock was $1,270.98 per share, which represents 104.333% of the liquidation preference, plus an amount in cash equal to all accumulated and unpaid dividends (including applicable interest for accrued but unpaid dividends) up to, but not including, the redemption date. The Company recorded a loss of approximately $1.4 million during the first quarter of 2006 due to these redemptions.

Dividends on Preferred Stock
      The Company recorded dividends on its mandatorily redeemable preferred stock of $0.7 million for the three months ended March 31, 2006, which are included in determining the Company’s net loss. The Company recorded dividends on its conditionally redeemable preferred stock of $2.4 million for the three months ended March 31, 2006, which consisted of unpaid accrued dividends on its Series F preferred stock. Unpaid accrued dividends are included in determining the Company’s net loss applicable to common stockholders.
      The Company recorded dividends on its mandatorily redeemable preferred stock of $7.9 million for the three months ended March 31, 2005, which are included in determining the Company’s net loss. These dividends consist of $1.5 million of unpaid accrued dividends on its 12.25% preferred stock and $6.4 million of unpaid accrued dividends on its 13% preferred stock. The Company recorded dividends on its conditionally redeemable preferred stock of $2.1 million for the three months ended March 31, 2005, which consisted of unpaid accrued dividends on its Series F preferred stock. Unpaid accrued dividends are included in determining the Company’s net loss applicable to common stockholders.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Earnings Per Share
      SFAS No. 128, “Earnings Per Share,” requires two presentations of earnings per share — “basic” and “diluted.” Basic net loss applicable to common stockholders per common share is computed by dividing net loss available to common stockholders (the numerator) by the weighted-average number of shares (the denominator) for the period. The computation of diluted net loss applicable to common stockholders per common share is similar to basic net loss applicable to common stockholders per common share, except that the denominator, unless the effect of the additional shares is antidilutive, is increased to include the number of additional shares that would have been outstanding if the dilutive shares had been issued. Dilutive shares represent the amount of additional shares that would be required to be issued if all the options and convertible preferred stock that are “in the money” were exercised or converted. At March 31, 2006, shares that are potentially dilutive are Company granted stock options, totaling 12.6 million shares, shares of the Company’s Series F preferred stock, which are convertible into 15.5 million shares of the Company’s Class A common stock and shares of the Company’s senior convertible debentures issued during 2005, which are convertible into 15.5 million shares of the Company’s Class A common stock. However, for the three months ended March 31, 2006 and March 31, 2005, the Company had a net loss applicable to common stockholders, thus these potential common shares were antidilutive. The table below sets forth the detailed computation of the Company’s basic and diluted earnings per common share.

	Three Months Ended March 31,

	2006	2005

	($ in thousands, except
	per share data)
Net loss applicable to common stockholders	$(13,272)	$(25,402)
Basic and diluted net loss applicable to common stockholders per common share:
Net loss	$(0.07)	$(0.17)
Dividends on preferred stock	(0.01)	(0.02)

Basic and diluted net loss applicable to common stockholders per common share	$(0.08)	$(0.19)

Basic and diluted weighted average common shares outstanding	169,394,088	133,884,962

8.	Commitments and Contingencies

Commitments
      The Company is obligated under a purchase and license agreement with Nortel Networks Corp. to purchase approximately $90 million of GSM/ GPRS/ EDGE related products and services prior to June 9, 2007. If the Company fails to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 20% of the portion of the $90 million commitment that remains unfulfilled. As of March 31, 2006, $68.4 million of this commitment has been fulfilled.

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
      The Company is party to various other legal actions arising in the normal course of business. None of these actions are believed by management to involve amounts that will be material to the Company’s consolidated financial position results of operation, or liquidity.

9.	Supplemental Condensed Consolidating Financial Information
      Set forth below is supplemental condensed consolidating financial information as required by DCC’s indenture for its 8.875% senior notes due 2013, and by the Dobson Cellular credit facility. The statement of operations information is presented without parent recognition of subsidiary results. Included are the condensed consolidating balance sheets, statements of operations and statements of cash flows of Dobson Communications Corporation as of March 31, 2006 and December 31, 2005, and for the three months ended March 31, 2006 and 2005. Neither Dobson Cellular, American Cellular, the non-guarantor subsidiaries, nor any of their subsidiaries guarantee any of DCC’s notes payable. DCC, Dobson Cellular and its subsidiaries do not guarantee any of American Cellular’s outstanding debt. Neither DCC, the non-guarantor subsidiaries, nor American Cellular and its subsidiaries guarantee any of Dobson Cellular’s outstanding notes payable. However, Dobson Cellular’s subsidiaries do guarantee Dobson Cellular’s notes payable. See Note 5 for a description of the Company’s notes payable.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2006

			Non-
	Dobson	American	Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated

	($ in thousands) (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$89,593	$58,269	$23,380	$8,248	$—	$179,490
Accounts receivable	65,734	37,342	303	—	—	103,379
Inventory	17,536	5,183	—	—	—	22,719
Prepaid expenses and other	16,617	5,197	5	—	—	21,819

Total current assets	189,480	105,991	23,688	8,248	—	327,407

PROPERTY, PLANT AND EQUIPMENT, net	320,796	154,846	—	—	—	475,642

OTHER ASSETS:
Net intercompany receivable (payable)	25,297	10,951	56,230	674,688	(767,166)	—
Restricted investments	4,305	23	—	—	—	4,328
Wireless license acquisition costs	1,119,641	681,425	9,677	4,412	—	1,815,155
Goodwill	45,363	574,813	—	1,142	—	621,318
Deferred financing costs, net	12,811	12,855	—	13,293	—	38,959
Customer list, net	17,229	35,102	—	—	—	52,331
Other non-current assets	26,167	550	1,354	1,624,373	(1,648,373)	4,071

Total other assets	1,250,813	1,315,719	67,261	2,317,908	(2,415,539)	2,536,162

Total assets	$1,761,089	$1,576,556	$90,949	$2,326,156	$(2,415,539)	$3,339,211

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$85,848	$18,429	$—	$—	$—	$104,277
Accrued expenses	25,642	8,020	(84)	(18)	—	33,560
Accrued interest payable	26,027	15,793	—	22,746	—	64,566
Deferred revenue and customer deposits	17,740	13,926	3,707	—	—	35,373
Accrued dividends payable	—	—	—	4,354	—	4,354

Total current liabilities	155,257	56,168	3,623	27,082	—	242,130

OTHER LIABILITIES:
Notes payable	1,592,166	915,048	—	729,681	(767,166)	2,469,729
Deferred tax liabilities	178,437	154,562	1,202	(80,436)	—	253,765
Deferred gain on disposition of operating assets and other non-current liabilities	37,933	30,816	—	—	—	68,749
SERIES F CONVERTIBLE PREFERRED STOCK	—	—	—	135,695	—	135,695
STOCKHOLDERS’ (DEFICIT) EQUITY	(202,704)	419,962	86,124	1,514,134	(1,648,373)	169,143

Total liabilities and stockholders’ (deficit) equity	$1,761,089	$1,576,556	$90,949	$2,326,156	$(2,415,539)	$3,339,211

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

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2006

			Non-
	Dobson	American	Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated

	($ in thousands)
	(Unaudited)
OPERATING REVENUE:
Service revenue	$128,622	$87,473	$—	$—	$—	$216,095
Roaming revenue	31,797	22,983	—	—	—	54,780
Equipment and other revenue	14,478	5,848	—	—	(3,602)	16,724

Total operating revenue	174,897	116,304	—	—	(3,602)	287,599

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	48,206	29,723	—	—	(1,856)	76,073
Cost of equipment	20,356	12,214	—	—	—	32,570
Marketing and selling	23,083	16,276	(236)	—	—	39,123
General and administrative	27,739	21,327	5	—	(1,746)	47,325
Depreciation and amortization	28,778	21,454	43	—	—	50,275
Gain on disposition of operating assets	(915)	(749)	—	—	—	(1,664)

Total operating expenses	147,247	100,245	(188)	—	(3,602)	243,702

OPERATING INCOME	27,650	16,059	188	—	—	43,897

OTHER (EXPENSE) INCOME:
Interest expense	(38,434)	(23,785)	—	(13,698)	18,510	(57,407)
Loss on redemption of mandatorily redeemable preferred stock	—	—	—	(1,445)	—	(1,445)
Dividends on mandatorily redeemable preferred stock	—	—	—	(709)	—	(709)
Other income (expense), net	1,840	(258)	231	18,539	(18,510)	1,842

(LOSS) INCOME BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	(8,944)	(7,984)	419	2,687	—	(13,822)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(2,364)	—	—	—	—	(2,364)

(LOSS) INCOME BEFORE INCOME TAXES	(11,308)	(7,984)	419	2,687	—	(16,186)
Income tax benefit (expense)	4,273	3,015	(159)	(1,840)	—	5,289

NET (LOSS) INCOME	$(7,035)	$(4,969)	$260	$847	$—	$(10,897)

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2005

			Non-
	Dobson	American	Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated

	($ in thousands)
	(Unaudited)
OPERATING REVENUE:
Service revenue	$119,524	$86,558	$—	$—	$—	$206,082
Roaming revenue	30,911	22,519	—	—	—	53,430
Equipment and other revenue	10,250	5,008	—	—	(3,012)	12,246

Total operating revenue	160,685	114,085	—	—	(3,012)	271,758

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	43,978	29,619	—	—	(1,298)	72,299
Cost of equipment	18,708	11,658	—	—	—	30,366
Marketing and selling	19,721	14,373	—	—	—	34,094
General and administrative	25,279	21,241	5	—	(1,714)	44,811
Depreciation and amortization	30,315	21,255	—	—	—	51,570

Total operating expenses	138,001	98,146	5	—	(3,012)	233,140

OPERATING INCOME (LOSS)	22,684	15,939	(5)	—	—	38,618

OTHER (EXPENSE) INCOME:
Interest expense	(37,025)	(23,784)	—	(18,443)	18,510	(60,742)
Dividends on mandatorily redeemable preferred stock	—	—	—	(7,931)	—	(7,931)
Other income (expense), net	1,726	(652)	237	16,460	(18,537)	(766)

(LOSS) INCOME BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	(12,615)	(8,497)	232	(9,914)	(27)	(30,821)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(1,830)	—	—	—	—	(1,830)

(LOSS) INCOME BEFORE INCOME TAXES	(14,445)	(8,497)	232	(9,914)	(27)	(32,651)
Income tax benefit (expense)	5,489	3,229	(88)	754	10	9,394

NET (LOSS) INCOME	$(8,956)	$(5,268)	$144	$(9,160)	$(17)	$(23,257)

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006

			Non-
	Dobson	American	Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated

	($ in thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,035)	$(4,969)	$260	$847	$—	$(10,897)
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of effects of acquisitions —
Depreciation and amortization	28,778	21,454	43	—	—	50,275
Amortization of bond discounts and financing costs	515	846	—	365	—	1,726
Deferred income taxes	(4,135)	(3,124)	159	1,840	—	(5,260)
Non-cash mandatorily redeemable preferred stock dividends	—	—	—	709	—	709
Loss on redemption of mandatorily redeemable preferred stock	—	—	—	1,445	—	1,445
Gain on disposition of operating assets	(904)	(713)	—	—	—	(1,617)
Share-based compensation	—	—	—	1,822	—	1,822
Other operating activities	2,581	135	—	—	—	2,716
Changes in current assets and liabilities —
Accounts receivable	12,595	9,927	(303)	—	—	22,219
Inventory	(6,726)	(117)	—	—	—	(6,843)
Prepaid expenses and other	(3,861)	(330)	5	—	—	(4,186)
Accounts payable	(804)	352	—	—	—	(452)
Accrued expenses	14,836	(23,761)	(4)	10,122	—	1,193
Deferred revenue and customer deposits	1,564	1,246	2,496	—	—	5,306

Net cash provided by operating activities	37,404	946	2,656	17,150	—	58,156

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20,271)	(11,032)	—	—	—	(31,303)
(Increase) decrease in receivable-affiliates	(14,694)	(8,330)	(1,121)	24,145	—	—
Other investing activities	288	92	(29)	—	—	351

Net cash (used in) provided by investing activities	(34,677)	(19,270)	(1,150)	24,145	—	(30,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to minority interest holders	(2,930)	—	—	—	—	(2,930)
Redemption of mandatorily redeemable preferred stock	—	—	—	(41,683)	—	(41,683)
Other financing activities	(18)	(18)	—	485	—	449

Net cash used in financing activities	(2,948)	(18)	—	(41,198)	—	(44,164)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(221)	(18,342)	1,506	97	—	(16,960)
CASH AND CASH EQUIVALENTS, beginning of period	89,814	76,611	21,874	8,151	—	196,450

CASH AND CASH EQUIVALENTS, end of period	$89,593	$58,269	$23,380	$8,248	$—	$179,490

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
Depreciation and amortization	30,315	21,255	—	—	—	51,570
Amortization of bond discounts and financing costs	470	846	—	500	—	1,816
Deferred income taxes	(5,750)	(3,335)	69	(754)	10	(9,760)
Non-cash mandatorily redeemable preferred stock dividends	—	—	—	7,931	—	7,931
Other operating activities	1,858	6	—	—	—	1,864
Changes in current assets and liabilities —
Accounts receivable	3,419	4,151	—	—	—	7,570
Inventory	(54)	1,668	—	—	—	1,614
Prepaid expenses and other	(4,414)	(529)	5	—	—	(4,938)
Accounts payable	10,828	7,759	—	—	—	18,587
Accrued expenses	16,832	(27,372)	39	1,684	—	(8,817)
Deferred revenue and customer deposits	710	(60)	—	—	—	650

Net cash provided by (used in) operating activities	45,258	(879)	257	201	(7)	44,830

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,970)	(8,588)	—	—	—	(32,558)
(Increase) decrease in receivable-affiliates	(2,017)	2,952	(7)	(935)	7	—
Investment in Wireless Investment Inc.	(24,000)	—	24,000	—	—	—
Sales of marketable securities	39,000	—	—	—	—	39,000
Other investing activities	6	(30)	—	—	—	(24)

Net cash (used in) provided by investing activities	(10,981)	(5,666)	23,993	(935)	7	6,418

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to minority interest holders	(1,344)	—	—	—	—	(1,344)
Other financing activities	(293)	—	—	743	—	450

Net cash (used in) provided by financing activities	(1,637)	—	—	743	—	(894)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,640	(6,545)	24,250	9	—	50,354
CASH AND CASH EQUIVALENTS, beginning of period	47,427	41,489	48,303	2,665	—	139,884

CASH AND CASH EQUIVALENTS, end of period	$80,067	$34,944	$72,553	$2,674	$—	$190,238

10.	Subsequent Event
      On May 8, 2006, the Company’s wholly-owned subsidiary, Dobson Cellular, announced the launch of its offer to purchase up to $250.0 million aggregate principal amount of its first priority senior secured floating rate notes due 2011, subject to certain terms and conditions contained in the offer. Dobson Cellular presently anticipates financing the offer (if successfully completed) by the issuance of non-convertible debt securities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis presents factors that we believe are relevant to an assessment and understanding of our condensed consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our December 31, 2005 consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and our condensed consolidated financial statements and the related notes included in Item 1.
OVERVIEW
      We are one of the largest providers of rural and suburban wireless communications systems in the United States. We began providing wireless telephone services in 1990 in Oklahoma and the Texas Panhandle. We have expanded our wireless operations with an acquisition strategy targeting underserved rural and suburban areas, which we believe have a significant number of potential customers with substantial need for wireless communications.
      Our operations are encompassed in our two primary subsidiaries, Dobson Cellular and American Cellular. American Cellular does not guarantee any debt or other obligations of Dobson Cellular or us, and Dobson Cellular and we do not guarantee any debt or other obligations of American Cellular.
      American Cellular is required to file with the Securities and Exchange Commission a Quarterly Report on Form 10-Q for the three months ended March 31, 2006. While we provide you with much of American Cellular’s financial and operational information, we refer you to American Cellular’s Quarterly Report for American Cellular’s financial and operational results.
RECENT DEVELOPMENTS
      On May 8, 2006, our wholly-owned subsidiary, Dobson Cellular, announced the launch of its offer to purchase up to $250.0 million aggregate principal amount of its first priority senior secured floating rate notes due 2011, subject to certain terms and conditions contained in the offer. Dobson Cellular presently anticipates financing the offer (if successfully completed) by the issuance of non-convertible debt securities.
CRITICAL ACCOUNTING POLICIES AND PRACTICES
      We prepare our condensed consolidated financial statements in accordance with GAAP. Our significant accounting polices are discussed in detail in our Management’s Discussion and Analysis and in Note 2 to the consolidated financial statements, both included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
      In preparing our condensed consolidated financial statements, it is necessary that we use estimates and assumptions for matters that are inherently uncertain. We base our estimates on historical experiences and reasonable assumptions. Our use of estimates and assumptions affects the reported amounts of assets, liabilities and the amount and timing of revenues and expenses we recognize for and during the reporting period. Actual results may differ from estimates.
ACQUISITIONS
      We continually seek opportunities to acquire attractive wireless markets as part of our overall business strategy. The following are the most recent transactions.

Pending Acquisition of Texas 15 RSA
      On April 25, 2006, American Cellular Corporation, a wholly-owned subsidiary of ours, announced that it has agreed to purchase wireless assets in Texas 15 RSA as well as additional PCS wireless spectrum in the Texas counties of Tom Green, Brown, Comanche and Mills. The total purchase price for these assets is approximately $25 million. The purchase is subject to typical closing conditions and approval by the FCC. If successfully completed, the purchases will increase our population coverage in Texas by approximately 207,200 and our subscriber base by approximately 850.

Pending Acquisitions in Alaska
      On April 4, 2006, our wholly-owned subsidiary, Dobson Cellular, announced that it has agreed to purchase the wireless assets in Kodiak, Alaska of New Horizons Telecom, Inc. and Kodiak Electric Association, Inc. and the wireless assets in Nome, Alaska of Sitnasuak Native Corporation and SNC Telecommunications, Inc. The total purchase price for these assets is approximately $2 million. The purchase is subject to typical closing conditions and approval by the FCC. If successfully completed, the purchases will increase our population coverage in Alaska by approximately 14,000 and our subscriber base by approximately 2,400.
      The results of operations related to these purchases will not be included in our financial information until the purchases are completed. In addition, subscribers to be acquired in all of these purchases will not be added to our subscriber base until the purchases are approved by the FCC and are completed.

Acquisition of Pennsylvania 4 RSA
      On September 13, 2005, we, through our wholly-owned subsidiary, American Cellular, acquired the non-license wireless assets of Endless Mountains Wireless, LLC in Pennsylvania 4 RSA. We are operating Endless Mountains’ licensed 850 MHz spectrum under a spectrum manager lease. Beginning in March 2006, we had the right to acquire Endless Mountains’ Pennsylvania 4 RSA 850 MHz license. The acquisition of the licensed spectrum is subject to FCC approval, which is pending. If exercised, our acquisition of the license covering the leased spectrum is expected to close in mid-to-late 2006. The total purchase price for all of the assets to be acquired, including the FCC license, is approximately $12.2 million. We plan to upgrade Endless Mountains’ network with GPRS/ EDGE data capability.
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
NEW ROAMING AGREEMENT WITH CINGULAR WIRELESS
      On August 12, 2005, our two operating subsidiaries, Dobson Cellular and American Cellular, entered into a new, multi-year roaming agreement with Cingular Wireless, their primary wireless roaming partner, and amended the existing GSM operating agreements with the former AT&T Wireless entity. The new roaming agreement, which replaces the previous roaming agreements with Cingular Wireless and the former AT&T Wireless entity, established a new roaming rate structure that was effective as of April 9, 2005. The new roaming agreement’s key provisions include the following:

•	mutual agreement to lower roaming rates, with us paying Cingular a flat incollect rate through mid-2009 that is approximately half the blended rate in previous roaming agreements;

•	agreement to continue to mutually prefer one another for roaming through the term of the new roaming agreement, which has been extended approximately one year through mid-2009;

•	we received approximately $7.8 million from Cingular as a settlement for prior claims under various agreements between us and the former AT&T Wireless, and have and will continue to receive certain formula-based residual payments in connection with such settlement through mid-2008 at the latest;

•	the new roaming agreement provides for “home-on-home” roaming in areas where both carriers operate; and

•	we have acquired from Cingular, for $6.0 million, 10 MHz of spectrum covering a population, or Pops, of 1.1 million, consisting of Youngstown, Ohio and Ohio 11 RSA; and Erie and Sharon, Pennsylvania and a portion of the Pennsylvania 1 RSA. We have also received an option to lease additional spectrum covering 1.5 million Pops from Cingular.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
      The following table summarizes our key operating data for the periods indicated:

	Three Months Ended
	March 31,

	2006	2005

Market population(1)	11,854,000	11,757,400
Ending subscribers	1,545,900	1,590,500
Market penetration(2)	13.0%	13.5%
Post-paid and pre-paid gross subscriber additions(3)	106,800	96,600
Gross subscriber additions	125,300	122,000
Average subscribers	1,540,400	1,599,900
Average monthly service revenue per subscriber(4)	$47	$43
Average monthly post-paid churn(5)	2.1%	2.4%

(1)	Represents the population in our licensed areas for the period indicated. The results are based upon the 2003 population estimates provided by MapInfo Corporation, a location software company, adjusted to exclude those portions of our RSAs and metropolitan statistical areas, or MSAs, not covered by our licenses.

(2)	Market penetration is calculated by dividing ending subscribers by market population.

(3)	Represents our gross subscriber additions added during the period, excluding reseller additions. We typically do not incur commission and equipment costs or equipment revenue from reseller additions.

(4)	Average monthly service revenue per subscriber is calculated by dividing service revenue by average subscribers and dividing by the number of months in the period. We exclude roaming revenue from this calculation, since roaming revenue is not derived from our subscribers.

(5)	Average monthly post-paid churn represents the percentage of the post-paid subscribers that deactivate service each month. The calculation divides the total post-paid deactivations during the period by the average post-paid subscribers for the period.

Basis of Presentation
      The following table sets forth the components of our results of operations for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,		Percentage
			Change
	2006	2005	‘06 vs. ‘05

	($ in thousands)
Operating Revenue:
Service revenue	$216,095	$206,082	4.9%
Roaming revenue	54,780	53,430	2.5%
Equipment and other revenue	16,724	12,246	36.6%

Total operating revenue	287,599	271,758	5.8%

Operating Expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	76,073	72,299	5.2%
Cost of equipment	32,570	30,366	7.3%
Marketing and selling	39,123	34,094	14.8%
General and administrative	47,325	44,811	5.6%
Depreciation and amortization	50,275	51,570	(2.5)%
Gain on disposition of operating assets	(1,664)	—	*

Total operating expenses	243,702	233,140	4.5%

Operating income	43,897	38,618	13.7%

Interest expense	(57,407)	(60,742)	(5.5)%
Loss on redemption of mandatorily redeemable preferred stock	(1,445)	—	*
Dividends on mandatorily redeemable preferred stock	(709)	(7,931)	(91.1)%
Other income (expense), net	1,842	(766)	340.5%
Minority interest in income of subsidiaries	(2,364)	(1,830)	29.2%
Income tax benefit	5,289	9,394	*

Net loss	$(10,897)	$(23,257)	53.1%

*	Calculation is not meaningful.

Subscribers
      Our subscriber base comprises three types of subscribers: post-paid, reseller and pre-paid. Our post-paid subscribers accounted for 88.3% of our subscriber base at March 31, 2006 and 90.3% at March 31, 2005. These subscribers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these subscribers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller subscribers are similar to our post-paid subscribers in that they pay monthly fees to utilize our network and services. However, these subscribers are billed by a third-party, which we refer to as a reseller, who has effectively resold our service to the end user, which we refer to as a subscriber. We in turn bill the reseller for the monthly usage of the subscriber. Our reseller base accounted for 7.5% of our total subscriber base at March 31, 2006 and 6.6% at March 31, 2005. Our pre-paid subscribers, which are subscribers that pre-pay for an agreed upon amount of usage, accounted for 4.2% of our subscriber base at March 31, 2006 and 3.1% at March 31, 2005.

      During the three months ended March 31, 2006, we continued to experience an increase in our gross subscriber additions, as a result of our deployment of GSM/ GPRS/ EDGE in our networks during 2004 and 2005. As of March 31, 2006, GSM subscribers accounted for 75.4% of our subscriber base, compared to 35.4% as of March 31, 2005.
      Churn rates decreased for the three months ended March 31, 2006. During the last half of 2004 and all of 2005, we had experienced an increase in churn, primarily as a result of two factors impacting our business. First, we have experienced challenges operating both a TDMA and GSM/ GPRS/ EDGE network and in managing the migration of our customer base from TDMA to GSM. These operational challenges have impacted the level of customer satisfaction with our service in certain of our markets. We have implemented several initiatives that have and should continue to improve, the quality of our networks. Second, WLNP, which allows customers to keep their wireless phone number in their local area when switching to a different service provider, was implemented in all of our markets by May 24, 2004. Although we expect churn to continue to improve as we continue our initiatives to improve customer satisfaction, churn could be adversely affected by continued network issues and WLNP.

Operating Revenue
      Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

Service revenue
      We derive service revenue by providing wireless services to our customers. With the deployment of our GSM/ GPRS/ EDGE technology in the last half of 2004, we have experienced increases in our average monthly service revenue per subscriber from prior levels, primarily as a result of additional voice and data services available with this technology. In addition, we have applied for federal Eligible Telecommunications Carrier, or ETC, designation in certain states in which we provide wireless service to qualifying high cost areas. Success in obtaining ETC status has and may continue to make available to us an additional source of revenue that would be used to provide, maintain and improve the service we provide in those high-cost areas, thus also increasing our average monthly service revenue per subscriber. ETC revenue totaled approximately $11.9 million for the three months ended March 31, 2006 and $2.9 million for the three months ended March 31, 2005. With our additional voice and data offerings available with GSM/ GPRS/ EDGE technology and with our ETC designation in certain states, we believe there is continued growth opportunity throughout 2006 for our average monthly service revenue per subscriber.
      For the three months ended March 31, 2006, our service revenue increased compared to the three months ended March 31, 2005. This increase in our service revenue was primarily attributable to an increase in average monthly service revenue per subscriber as a result of the continued migration of our subscribers to our GSM/ GPRS/ EDGE offerings and additional ETC revenue.

Roaming revenue
      We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming revenue has traditionally had higher margins than revenue from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, our roaming margins have been declining due to increased market pressures and competition among wireless providers resulting in reduced roaming rates. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes-of-use) was $0.10 for the three months ended March 31, 2006 and $0.14 for the three months ended March 31, 2005. We expect our roaming yield to continue to decline. As previously discussed, we recently entered into a new roaming agreement with our most significant roaming partner, Cingular Wireless, which accounted for approximately 88% of our roaming minutes-of-use for the three months ended March 31, 2006 and approximately 90% for the three months ended March 31, 2005. Under this new roaming agreement, roaming rates will decline through 2008. Even though this contract provides for decreasing rates over time, we believe this roaming contract is beneficial because it secures existing traffic and provides opportunity for a continuing increase in traffic volumes. Roaming revenue tends to be impacted by seasonality. Historically, we have experienced higher roaming minutes-of-use and related roaming revenue in the spring and summer months, as users tend to travel more and, therefore, use their wireless phones more.
      For the three months ended March 31, 2006, our roaming revenue increased compared to the three months ended March 31, 2005. This increase was a result of a 43.3% increase in roaming minutes due to expanded coverage areas and increased usage, offset by a 28.4% decline in our roaming revenue per minute-of-use as contractual rates were lower for the three months ended March 31, 2006, compared to the same period in 2005.

Equipment and other revenue
      Equipment revenue is revenue from selling wireless equipment to our subscribers. Equipment revenue is recognized when the equipment is delivered to the customer. Other revenue is primarily related to activation revenue, residual payments under various agreements between us and the former AT&T Wireless and rental revenue.
      For the three months ended March 31, 2006, our equipment and other revenue increased compared to the three months ended March 31, 2005. This increase was primarily the result of an increase of approximately $2.7 million in equipment revenue as a result of customer upgrades and an increase in post-paid and pre-paid gross subscriber additions for the three month period ended March 31, 2006 compared to the same period in 2005, an increase of approximately $1.7 million related to residual payments under various agreements between us and the former AT&T Wireless and an increase of approximately $0.3 million related to activation fees charged to customers, slightly offset by a decrease of approximately $0.2 million in rental revenue due the sale of our towers in June and October of 2005. We will continue to receive certain formula-based residual payments in connection with the AT&T Wireless settlement through mid-2008, at the latest.
Operating Expenses
      Our primary operating expense categories include cost of service, cost of equipment, marketing and selling costs, general and administrative costs, depreciation and amortization and gain on disposition of operating assets.

Cost of service
      Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets, referred to as “roaming” costs. As previously discussed, during 2005 we signed a new roaming agreement with Cingular Wireless, our primary roaming partner, which reduced our roaming cost per minute-of-use effective April 9, 2005 to a flat-rate that will remain constant through mid-2009. While future rates charged by third-party providers may continue to decrease, we expect our overall growth in off-network minutes-of-use to grow at a rate faster than per minute costs will decline. Therefore, we expect that our roaming costs may increase in future periods. In addition, as a result of the sale and lease-back of 564 of our towers in 2005, we expect our leasing costs to continue to increase in future periods, thus increasing our total cost of service.

      The following table sets forth the results of the components of our cost of service for the periods indicated:

	Three Months Ended March 31,

	2006		2005

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Network and other operating costs	$57,563	75.7%	$49,638	68.7%
Roaming costs	18,510	24.3%	22,661	31.3%

Total cost of service	$76,073	100.0%	$72,299	100.0%

      For the three months ended March 31, 2006, our network costs, which are the costs we incur in operating our wireless network and providing service to our customers, increased compared to the three months ended March 31, 2005. This increase is a result of an increase in rent expense of approximately $4.3 million primarily related to our tower sales and lease back in June and October of 2005, with the remaining increase resulting from providing more service features, such as handset replacement coverage and wireless Internet, and the addition of new circuits and cell sites related to our GSM/ GPRS/ EDGE network.
      For the three months ended March 31, 2006, our roaming costs decreased compared to the three months ended March 31, 2005. This decrease is primarily a result of a 45.2% decrease in roaming costs per minute-of-use, as contractual rates were lower in the first quarter of 2006 compared to the same period in 2005, offset by a 49.2% increase in the minutes used by our customers on third-party wireless providers’ networks.

Cost of equipment
      Our cost of equipment represents the costs associated with wireless equipment and accessories sold to customers. Cost of equipment is impacted by the volume of equipment transactions. The volume of equipment transactions is impacted by gross subscriber additions and customer upgrades. We, like other wireless providers, have continued to use discounts on phone equipment and have continued to offer free phone promotions. As a result, we have incurred, and expect to continue to incur, losses on equipment sales. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased service revenue from an increase in the number of wireless subscribers and from higher-priced rate plans. With the continued migration of our customer base to GSM/ GPRS/ EDGE rate plans and the continued increases in the cost of handsets, we expect our cost of equipment to continue to increase during the remainder of 2006.
      For the three months ended March 31, 2006, our cost of equipment increased compared to the three months ended March 31, 2005. The increase in cost of equipment is due to an increase in the number of customers upgrading to new handsets and an increase in post-paid and pre-paid gross subscriber additions.

Marketing and selling costs
      Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell wireless products and services. We pay commissions to sales personnel and independent dealers for new business generated.
      For the three months ended March 31, 2006, our marketing and selling costs increased compared to the three months ended March 31, 2005. The increase was primarily due to additional commissions paid for growth in our post-paid and pre-paid gross subscriber additions and the addition of sales and marketing management personnel.

General and administrative costs
      Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections and corporate administration.

      For the three months ended March 31, 2006, our general and administrative costs increased compared to the three months ended March 31, 2005. This increase in our general and administrative costs was primarily attributable to an increase in bad debt expense of approximately $1.9 million, an increase of approximately $1.5 million related to Share-based compensation expense associated with the adoption of SFAS 123R on January 1, 2006, offset by efficiencies gained from centralizing administrative functions.

Depreciation and amortization
      Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of certain identifiable intangible assets. However, we do not amortize our wireless license acquisition costs or goodwill. Rather, these assets are subject to periodic evaluations for impairment. During 2006, we expect increases in depreciation and amortization as a result of newly acquired or constructed assets will mostly be offset as older assets become fully depreciated.
      For the three months ended March 31, 2006, our depreciation and amortization expense decreased slightly compared to the three months ended March 31, 2005, as a result of our tower sales during 2005.

Gain on disposition of operating assets
      Our gain on disposition of operating assets for the three months ended March 31, 2006 was a result of the sale and leaseback of 564 of our towers during 2005. The deferred gain from the sale is being recognized over the lease term of ten years. We expect to recognize a gain of approximately $6.3 million per year over the life of the lease.
Non-Operating Results

Interest expense
      For the three months ended March 31, 2006, our interest expense decreased compared to the three months ended March 31, 2005. This is due to a decrease in the average interest rate of our notes payable due to the October 2005 refinancing of $299.0 million of our senior notes which bore interest at 10.875% in exchange for $150.0 million principal amount of senior floating rate notes that bear interest at the rate per annum equal to LIBOR plus 4.25% and $160.0 million principal amount of senior convertible debentures that bear interest at 1.50% per annum.

Loss on redemption of mandatorily redeemable preferred stock
      For the three months ended March 31, 2006, our loss on redemption of mandatorily redeemable preferred stock is the result of the redemption of our remaining mandatorily redeemable preferred stock on March 1, 2006 (described below).

Dividends on mandatorily redeemable preferred stock
      For the three months ended March 31, 2006, our dividends on mandatorily redeemable preferred stock decreased compared to the three months ended March 31, 2005. The decrease in mandatorily redeemable preferred stock dividends is the result of the reduction in the number of shares of our mandatorily redeemable preferred stock outstanding due to repurchases of our mandatorily redeemable preferred stock during 2005 and from the redemption of our remaining mandatorily redeemable preferred stock on March 1, 2006.

Other income (expense), net
      For the three months ended March 31, 2006, our other income increased positively compared to the three months ended March 31, 2005. This increase was a result of an increase in interest income during the three months ended March 31, 2006 and the effect of the write-off of the cost of our proposed preferred stock exchange offer, which expired in March 2005 without the minimum tender condition being satisfied.

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
      We may have to refinance our notes at their final maturities, which begin in 2011. Sources of additional financing may include commercial bank borrowings, vendor financing and the issuance of equity or debt securities. Some or all of these financing options may not be available to us in the future, since these sources are influenced by our financial performance and condition, along with certain other factors that are beyond our control, such as economic events, technological changes and business trends and developments. Thus, if at any time financing is not available on acceptable terms, it could have a materially adverse effect on our business and financial condition.

Working Capital and Net Cash Flow
      At March 31, 2006, we had working capital of $85.3 million, a ratio of current assets to current liabilities of 1.4:1 and an unrestricted cash balance of $179.5 million, which compares to working capital of $114.9 million, a ratio of current assets to current liabilities of 1.5:1 and an unrestricted cash balance of $196.5 million at December 31, 2005.
      Our net cash provided by operating activities totaled $58.2 million for the three months ended March 31, 2006 compared to $44.8 million for the three months ended March 31, 2005. The increase was primarily due to increased operating income, which generated more net cash receipts for the three months ended March 31, 2006 compared to the same period in 2005 and changes in current assets and current liabilities. For additional analysis of the changes impacting operating income, see “Results of Operations for the Three Months Ended March 31, 2006 and 2005.” We expect that any future improvements in cash provided by operating activities will primarily be driven by improvements in operating income.
      We used cash in investing activities for the three months ended March 31, 2006 and received cash from investing activities for the three months ended March 31, 2005. Investing activities are primarily related to capital expenditures and purchases and sales of marketable securities. We typically expect to use cash in investing activities for the foreseeable future as we continue to develop our network. Our net cash used in investing activities for the three months ended March 31, 2006 primarily related to capital expenditures of $31.3 million. Our net cash provided by investing activities for the three months ended March 31, 2005 related to $39.0 million from sales of marketable securities, partially offset by capital expenditures of $32.6 million.
      We used cash in financing activities for the three months ended March 31, 2006 and 2005. Cash used in financing activities for the three months ended March 31, 2006 primarily related to the redemption of our remaining mandatorily redeemable preferred stock on March 1, 2006 (described below) and distributions to minority interest holders. Cash used in financing activity for the three months ended March 31, 2005 consisted primarily of distributions to minority interest holders. Financing activities are typically related to proceeds from notes payable, repayments of notes payable, deferred financing costs associated with notes payable and purchases of debt and equity securities. For future expected payments of notes payable, which will effect our financing activities, see the “Contractual Obligations” table included in our Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Capital Resources

Dobson Cellular Senior Secured Credit Facility
      Dobson Cellular’s senior secured credit facility, which matures on October 23, 2008, consists of a $75.0 million senior secured revolving credit facility.
      The Dobson Cellular credit facility is guaranteed by us, DOC and DOC Lease Co LLC, and is secured by first and second priority security interests in all of the tangible and intangible assets of Dobson Cellular. The Dobson Cellular credit facility is not guaranteed by American Cellular or any of its subsidiaries. As of March 31, 2006 and 2005, we had no borrowings under this credit facility.
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
      American Cellular is an unrestricted subsidiary for purposes of our indentures and Dobson Cellular’s indentures, meaning that it is not subject to certain covenants.

Preferred Stock
      On March 1, 2006, we redeemed and cancelled all remaining outstanding shares of our 12.25% senior exchangeable preferred stock and our 13% senior exchangeable preferred stock. The cash redemption price for the 12.25% preferred stock was $1,220.38 per share, which represents 100% of the liquidation preference, plus an amount in cash equal to all accumulated and unpaid dividends (including applicable interest for accrued but unpaid dividends) up to, but not including, the redemption date. The cash redemption price for the 13% preferred stock was $1,270.98 per share, which represents 104.333% of the liquidation preference, plus an amount in cash equal to all accumulated and unpaid dividends (including applicable interest for accrued but unpaid dividends) up to, but not including, the redemption date. We recorded a loss of approximately $1.4 million during the first quarter of 2006, due to this redemption.
      During August 2003, in conjunction with the American Cellular reorganization, we issued 686,201 shares of our Series F preferred stock having an aggregate liquidation preference of $122.5 million and convertible into a maximum of 14.0 million shares of our Class A common stock, plus $48.7 million in cash and 44.2 million shares of our Class A common stock to the former holders of $681.9 million principal amount of American Cellular’s outstanding 9.5% senior subordinated notes due 2009 and their advisors. On September 12, 2005, we issued 48,036 shares of Series F preferred stock as payment in kind for dividends due on October 15, 2004 and April 15, 2005 on our outstanding Series F preferred stock. We also paid accrued interest on those dividends. On October 15, 2005, we issued 25,680 shares of Series F preferred stock as payment in kind for dividends due October 15, 2005 on our outstanding Series F preferred stock. Therefore, as of December 31, 2005 our outstanding Series F preferred stock has an aggregate liquidation preference of $135.7 million, plus accrued dividends.

Capital Expenditures and Commitments
      Our capital expenditures were $31.3 million for the three months ended March 31, 2006. We plan to spend approximately $155.0 million for capital expenditures during 2006, as we continue to develop and improve our GSM/ GPRS/ EDGE wireless networks and fund certain mandates to comply with the requirements of E-911.
      The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions. We may require additional financing for future acquisitions and to refinance our debt at its final maturities.

Contractual Obligations
      We are obligated under a purchase and license agreement with Nortel Networks Corp. to purchase approximately $90 million of GSM/ GPRS/ EDGE related products and services prior to June 9, 2007. If we fail to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 20% of the portion of the $90 million commitment that remains unfulfilled. As of March 31, 2006, $68.4 million of this commitment has been fulfilled.
      We have not had a material change in the resources required for scheduled repayments of contractual obligations from the table of Contractual Cash Obligations included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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
      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2006. On the basis of this review, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure. We did not effect any change in our internal controls over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings
      Beginning on October 22, 2004, securities class action lawsuits were filed against the Company and several of its officers and directors in the United States District Court for the Western District of Oklahoma, alleging violations of the federal securities laws and seeking unspecified damages, purportedly on behalf of a class of purchasers of the Company’s publicly traded securities in the period between May 6, 2003 and August 9, 2004. The lawsuits allege among other things that the Company concealed significant decreases in revenues and failed to disclose certain facts about its business, including that the Company’s rate of growth in roaming minutes was substantially declining, and that the Company had experienced negative growth in October 2003; that AT&T Wireless, the Company’s largest roaming customer, had notified the Company that it wanted to dispose of its equity interest in the Company that it had held since the Company’s initial public offering, significantly decreasing their interest in purchasing roaming capacity from the Company; that Bank of America intended to dispose of its substantial equity interest in the Company as soon as AT&T Wireless disposed of its equity interest in the Company; that the Company had been missing sales quotas and losing market share throughout the relevant period; and that the Company lacked the internal controls required to report meaningful financial results. The lawsuits further allege that the Company issued various positive statements concerning its financial prospects and subscriber information, the speed of the deployment of its GSM network and the continued growth in its roaming minutes, and that those statements were false and misleading. The court has consolidated these actions into No. CIV-04-1394-C and the consolidated action is pending. On July 5, 2005, motions to dismiss the consolidated complaint were filed. Plaintiffs filed their response to the motions to dismiss on September 6, 2005. The Company filed its reply briefs on October 3, 2005. Although the Company cannot predict or quantify the outcome with certainty, it intends to vigorously defend itself against the claims. Management does not believe that the litigation will have an adverse effect in any material respect on the Company.
      We are party to various other legal actions arising in the normal course of business. None of these actions are believed by management to involve amounts that will be material to our consolidated financial position, results of operation or liquidity.
      We are not currently aware of any additional or material changes to pending or threatened litigation against us or our subsidiaries or that involves any of our or our subsidiaries property that could have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors
      There have been no material changes in our risk factors from those disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      Not applicable

Item 3.	Defaults Upon Senior Securities
      Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable

Item 5.	Other Information
      Not applicable

Item 6.	Exhibits
      The following exhibits are filed as a part of this report:

Exhibit		Method of
Numbers	Description	Filing

31.1	Rule 13a-14(a) Certification by our principal executive officer	(1)

31.2	Rule 13a-14(a) Certification by our principal financial officer	(1)

32.1	Section 1350 Certification by our principal executive officer	(1)

32.2	Section 1350 Certification by our principal financial officer	(1)

(1)	Filed herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dobson Communications Corporation
Date: May 10, 2006

/s/ Steven P. Dussek

Steven P. Dussek
Chief Executive Officer
and principal executive officer
Date: May 10, 2006

/s/ Bruce R. Knooihuizen

Bruce R. Knooihuizen
Executive Vice President, Chief Financial Officer
and principal financial officer

INDEX TO EXHIBITS

Exhibit		Method of
Numbers	Description	Filing

31.1	Rule 13a-14(a) Certification by our principal executive officer	(1)

31.2	Rule 13a-14(a) Certification by our principal financial officer	(1)

32.1	Section 1350 Certification by our principal executive officer	(1)

32.2	Section 1350 Certification by our principal financial officer	(1)

(1)	Filed herewith.