Form 10-Q
period 2006-06-30
DOBSON COMMUNICATIONS CORP
filed 2006-08-09
CIK 1035985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of August 1, 2006, there were 151,030,857 shares of the registrant’s $.001 par value Class A common stock outstanding and 19,418,021 shares of the registrant’s $.001 par value Class B common stock outstanding.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$116,360,719	$196,450,044
Short-term investments	1,965,210	—
Accounts receivable	118,657,303	125,597,696
Inventory	27,721,670	15,876,286
Deferred tax assets	7,641,000	9,234,000
Prepaid expenses and other	15,795,275	8,215,153

Total current assets	288,141,177	355,373,179

PROPERTY, PLANT AND EQUIPMENT, net (Note 4)	486,653,930	483,790,376

OTHER ASSETS:
Restricted investments	4,397,000	4,511,414
Wireless license acquisition costs	1,847,568,892	1,815,152,364
Goodwill	630,132,663	621,317,578
Deferred financing costs, net	36,481,993	40,243,593
Customer list, net	43,756,922	60,906,029
Other non-current assets	4,632,805	4,460,064

Total other assets	2,566,970,275	2,546,591,042

Total assets	$3,341,765,382	$3,385,754,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$92,448,913	$104,728,072
Accrued expenses	33,962,676	33,844,904
Accrued interest payable	63,319,861	63,686,464
Deferred revenue and customer deposits	35,609,256	30,067,359
Accrued dividends payable	2,657,467	8,126,105

Total current liabilities	227,998,173	240,452,904

OTHER LIABILITIES:
Notes payable, net (Note 5)	2,497,836,518	2,469,474,408
Deferred tax liabilities	248,251,390	259,025,826
Mandatorily redeemable preferred stock, net (Note 6)	—	32,793,153
Minority interest	5,902,892	6,761,636
Deferred gain on disposition of operating assets and other non-current liabilities	61,024,004	61,603,630
COMMITMENTS (Note 8)
SERIES F CONVERTIBLE PREFERRED STOCK (Note 6)	135,695,389	135,695,389
STOCKHOLDERS’ EQUITY:
Class A common stock, $.001 par value, 325,000,000 shares authorized and 150,999,489 shares issued at June 30, 2006 and 149,912,257 shares issued at December 31, 2005	151,000	149,913
Convertible Class B common stock, $.001 par value, 70,000,000 shares authorized and 19,418,021 shares issued at June 30, 2006 and December 31, 2005	19,418	19,418
Convertible Class C common stock, $.001 par value, 4,226 shares authorized and zero shares issued at June 30, 2006 and December 31, 2005	—	—
Convertible Class D common stock, $.001 par value, 33,000 shares authorized and zero shares issued at June 30, 2006 and December 31, 2005	—	—
Paid-in capital	1,435,845,359	1,429,048,308
Accumulated deficit	(1,270,958,761)	(1,249,269,988)

Total stockholders’ equity	165,057,016	179,947,651

Total liabilities and stockholders’ equity	$3,341,765,382	$3,385,754,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(Unaudited)		(Unaudited)
OPERATING REVENUE:
Service revenue	$223,260,119	$215,983,578	$439,355,020	$422,065,564
Roaming revenue	71,042,806	61,148,787	125,823,178	114,579,489
Equipment and other revenue	17,756,223	20,533,453	34,479,977	32,779,248

Total operating revenue	312,059,148	297,665,818	599,658,175	569,424,301

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	81,502,597	68,965,194	157,575,677	141,264,165
Cost of equipment	36,544,925	34,255,021	69,114,456	64,620,763
Marketing and selling	39,996,092	35,855,292	79,119,162	69,949,210
General and administrative	46,744,559	49,307,223	94,069,097	94,118,699
Depreciation and amortization	48,155,039	50,340,084	98,430,221	101,910,564
Gain on disposition of operating assets	(1,593,346)	(939,138)	(3,256,806)	(939,138)

Total operating expenses	251,349,866	237,783,676	495,051,807	470,924,263

OPERATING INCOME	60,709,282	59,882,142	104,606,368	98,500,038

OTHER (EXPENSE) INCOME:
Interest expense	(57,414,087)	(61,258,480)	(114,820,764)	(122,000,419)
Loss from extinguishment of debt (Note 5)	(12,660,481)	—	(12,717,192)	—
Loss on redemption of mandatorily redeemable preferred stock	(37,073)	—	(1,482,262)	—
Dividends on mandatorily redeemable preferred stock (Note 6)	—	(7,996,348)	(709,574)	(15,927,415)
Other income (expense), net	1,636,374	744,206	3,535,078	(21,790)

LOSS BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	(7,765,985)	(8,628,480)	(21,588,346)	(39,449,586)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(2,168,312)	(2,646,034)	(4,532,525)	(4,476,032)

LOSS BEFORE INCOME TAXES	(9,934,297)	(11,274,514)	(26,120,871)	(43,925,618)
Income tax benefit	3,892,382	1,245,702	9,181,437	10,639,317

NET LOSS	(6,041,915)	(10,028,812)	(16,939,434)	(33,286,301)
Dividends on preferred stock	(2,374,670)	(2,144,373)	(4,749,339)	(4,288,746)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(8,416,585)	$(12,173,185)	$(21,688,773)	$(37,575,047)

BASIC AND DILUTED NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.05)	$(0.09)	$(0.13)	$(0.28)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	170,100,621	134,011,175	169,749,306	133,948,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2006

	Stockholders’ Equity

	Class A		Class B
	Common Stock		Common Stock				Total
						Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity

	(Unaudited)
DECEMBER 31, 2005	149,912,257	$149,913	19,418,021	$19,418	$1,429,048,308	$(1,249,269,988)	$179,947,651
Net loss	—	—	—	—	—	(16,939,434)	(16,939,434)
Series F preferred stock dividends	—	—	—	—	—	(4,749,339)	(4,749,339)
Share-based compensation	—	—	—	—	3,686,358	—	3,686,358
Issuance of common stock	1,087,232	1,087	—	—	3,110,693	—	3,111,780

JUNE 30, 2006	150,999,489	$151,000	19,418,021	$19,418	$1,435,845,359	$(1,270,958,761)	$165,057,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2006	2005

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,939,434)	$(33,286,301)
Adjustments to reconcile net loss to net cash provided by operating activities, net of effects of acquisitions —
Depreciation and amortization	98,430,221	101,910,564
Amortization of bond discounts and deferred financing costs	3,222,310	3,639,161
Deferred income taxes	(9,181,436)	(10,917,177)
Non-cash mandatorily redeemable preferred stock dividends	709,574	15,927,415
Loss on redemption of mandatorily redeemable preferred stock	1,482,262	—
Loss from extinguishment of debt	12,717,192	—
Gain on disposition of operating assets	(3,256,806)	(939,138)
Share-based compensation	3,686,358	—
Other operating activities	4,931,702	4,505,386
Changes in current assets and liabilities —
Accounts receivable	6,940,393	(24,803,812)
Inventory	(11,845,384)	1,526,197
Prepaid expenses and other	(6,865,706)	(8,500,527)
Accounts payable	(12,279,159)	14,099,968
Accrued expenses	(1,056,733)	2,282,920
Deferred revenue and customer deposits	5,541,897	1,082,900

Net cash provided by operating activities	76,237,251	66,527,556

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(81,391,937)	(76,303,376)
Purchase of wireless licenses and properties	(42,284,619)	—
Proceeds from the sale of assets	11,829	77,016,906
Sales of marketable securities	—	39,000,000
Purchases of short-term investments	(1,965,210)	—
Other investing activities	(225,597)	(1,297,682)

Net cash (used in) provided by investing activities	(125,855,534)	38,415,848

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior notes	262,500,000	—
Repurchases of senior notes	(241,989,166)	—
Distributions to minority interest holders	(5,371,966)	(3,359,017)
Redemption of mandatorily redeemable preferred stock	(41,682,819)	—
Preferred stock dividends paid	(4,070,762)	—
Deferred financing costs	(2,752,816)	(476,547)
Maturities of restricted investments	—	5,960,012
Issuance of common stock and other financing activities	2,896,487	943,615

Net cash (used in) provided by financing activities	(30,471,042)	3,068,063

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(80,089,325)	108,011,467
CASH AND CASH EQUIVALENTS, beginning of period	196,450,044	139,884,107

CASH AND CASH EQUIVALENTS, end of period	$116,360,719	$247,895,574

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest	$112,037,960	$115,342,096
Income taxes	$552,179	$285,050
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
      The condensed consolidated balance sheet of Dobson Communications Corporation (“DCC”) and subsidiaries (collectively, the “Company”) as of June 30, 2006, the condensed consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2006 and the condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.
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
      Prior to January 1, 2006, the Company accounted for its stock option plans, under APB Opinion 25, “Accounting for Stock Issued to Employees,” under which no compensation expense was recognized for grants in which the exercise price at the grant date was at least the market price. Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation cost at the fair value for all share-based payments, including stock options and stock purchased at a discount through a stock purchase plan.
      The Company has three stock option plans, which were created to encourage its key employees by providing opportunities to participate in the ownership and future growth of the Company through the grant of incentive stock options and nonqualified stock options. As of June 30, 2006, the maximum remaining number of shares for which the Company may grant options under the plans total 10,481,573 shares of Class A common stock. All stock options have been issued with an option price at, or higher than, the market price on the date of grant with an expiration of ten years from the grant date and vest at either a rate of 20% or 25% per year. SFAS 123(R) requires the Company to estimate forfeitures in calculating the cost related to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. The Company uses a forfeiture rate of 0% to 10% depending upon the remaining term of the option. The cumulative adjustment to include estimated forfeitures in the calculation was approximately $0.2 million. This amount was recorded as a reduction in general and administrative expense, cost of service and marketing and selling in 2006 and was not presented separately in the Condensed Consolidated

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Statements of Operations. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table:

	Six Months
	Ended June 30,

	2006	2005

Expected term (in years)	6	10
Weighted average expected volatility	124.2%	132.5%
Expected dividends	0%	0%
Weighted average risk-free rate	4.7%	4.1%
      Expected volatility of stock options is based on historical experience and the risk-free rate is based on US Treasury bond rates.
      A summary of option transactions during the six months ended June 30, 2006 is presented below:

		Weighted	Weighted Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value(1)

			(In years)
Outstanding, beginning of period	11,620,282	$3.13
Granted	1,533,075	$7.49
Exercised	(1,037,059)	$2.36
Forfeited or expired	(295,390)	$3.42

Outstanding, end of period	11,820,908	$3.74	8	$47,147,230

Exercisable, end of period	6,357,552	$3.23	7	$28,623,664

(1)	Calculated using the closing stock price of $7.73 on June 30, 2006.
      The weighted average fair value of options granted was $6.65 for the six months ended June 30, 2006 and $1.93 for the six months ended June 30, 2005. The intrinsic value of options exercised was approximately $5.7 million during the six months ended June 30, 2006 and $40,197 during the six months ended June 30, 2005. Intrinsic value is the difference between the Company’s closing stock price on the day the options were exercised and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises for the six months ended June 30, 2006 were $2,413,887.
      A summary of the Company’s non-vested options as of June 30, 2006, and any changes during the six month period ending June 30, 2006, is presented below:

		Weighted
	Number of	Average Grant
	Options	Date Fair Value

Non-vested, beginning of period	6,879,854	$2.82
Granted	1,533,075	$6.65
Vested	(2,654,183)	$2.79
Forfeited	(295,390)	$3.27

Non-vested, end of period	5,463,356	$4.04

      At June 30, 2006, unrecognized compensation expense relating to non-vested options totaled $18.2 million. This expense is expected to be recognized over a weighted-average period of three years.

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
      The Company adopted the modified prospective transition method provided for under SFAS No. 123(R), and consequently has not retroactively adjusted results of prior periods. This adoption resulted in the recognition of share-based compensation totaling approximately $3.7 million ($2.4 million, net of tax) for the six months ended June 30, 2006. Prior to 2006 under APB Opinion 25, the pro forma expense for the Company’s stock options and ESPP had been calculated consistent with SFAS No. 123(R). Therefore, had compensation expense been recorded under SFAS No. 123(R), the Company’s net loss applicable to common stockholders and net loss applicable to common stockholders per common share for the three and six month periods ended June 30, 2005 would have been as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

	($ in thousands, except for
	per share amounts)
Net loss applicable to common stockholders:
As reported	$(12,173)	$(37,575)
Pro forma share-based compensation, net of tax	(1,216)	(2,276)

Pro forma	$(13,389)	$(39,851)

Basic and diluted net loss applicable to common stockholders per common share:
As reported	$(0.09)	$(0.28)
Pro forma	$(0.10)	$(0.30)

3.	Business Combinations
Pending Acquisition
      On May 11, 2006, the Company, through its wholly-owned subsidiary, American Cellular Corporation, or American Cellular, announced that it has agreed to acquire Highland Cellular LLC, which provides wireless service to West Virginia 7 Rural Service Area, or RSA, and four adjacent counties in West Virginia 6 RSA and Virginia 2 RSA. In addition, Highland Cellular owns Personal Communication Services, or PCS, wireless spectrum in Virginia and West Virginia. The currently served markets and additional spectrum are primarily south of markets that the Company owns and operates in western Maryland, southern Ohio, southern Pennsylvania and West Virginia. Upon completion of the merger, Highland Cellular would become a wholly-owned subsidiary of American Cellular. Consideration of approximately $95 million is payable in the merger, subject to adjustments as provided in the merger agreement. The merger is subject to typical closing conditions and approval by the Federal Communications Commission, or FCC.
      The results of operations related to this acquisition will not be included in the Company’s financial information until the acquisition is completed. In addition, subscribers to be acquired in this acquisition will

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
not be added to the Company’s subscriber base until the acquisition is approved by the FCC and is completed. The above business combination is expected to be accounted for as a purchase.
Recent Acquisitions
      On August 2, 2006, the Company, through its wholly-owned subsidiary, Dobson Cellular Systems, Inc., or Dobson Cellular, completed the purchase of the wireless assets in Kodiak, Alaska of New Horizons Telecom, Inc. and Kodiak Electric Association, Inc. and the wireless assets in Nome, Alaska of Sitnasuak Native Corporation and SNC Telecommunications, Inc. The total purchase price for these assets was approximately $2 million.
      On May 30, 2006, the Company, through its wholly-owned subsidiary, American Cellular, purchased the non-spectrum assets of Texas 15 RSA. In addition, on June 29, 2006, American Cellular closed on the additional PCS wireless spectrum in the Texas counties of Brown, Comanche, Mills and Tom Green after receiving FCC approval. The total purchase price for these assets was approximately $25.4 million.
      On September 13, 2005, the Company, through its wholly-owned subsidiary, American Cellular, acquired the non-license wireless assets of Endless Mountains Wireless, LLC in Pennsylvania 4 RSA. The Company operated Endless Mountains’ licensed 850 MHz spectrum under a spectrum manager lease until it was granted FCC approval and acquired the spectrum on June 13, 2006. The total purchase price for all of the assets acquired, including the FCC license, was approximately $12.2 million.
      The above business combinations are accounted for as purchases. Accordingly, the related statements of financial position and results of operations have been included in the accompanying condensed consolidated statements of operations from the date of acquisition. Unaudited pro forma financial information related to the Company’s 2006 and 2005 acquisitions has not been presented because these acquisitions were not significant to the Company’s consolidated results of operations.

4.	Property, Plant and Equipment
      Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials and overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense was $81.2 million for the six months ended June 30, 2006 and $89.4 million for the six months ended June 30, 2005. Listed below are the gross property, plant and equipment amounts and the related accumulated depreciation as of the dates indicated.

	June 30,	December 31,
	2006	2005

	($ in thousands)
Gross property, plant and equipment	$1,168,747	$1,080,671
Accumulated depreciation	(682,093)	(596,881)

Property, plant and equipment, net	$486,654	$483,790

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Notes Payable and Credit Facility
      The Company’s notes payable as of June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006	December 31, 2005

	($ in thousands)
DCC senior floating rate notes	$150,000	$150,000
1.50% DCC senior convertible debentures	160,000	160,000
8.875% DCC senior notes	419,681	419,681
8.375% Dobson Cellular senior notes	250,000	250,000
8.375% Dobson Cellular series B senior notes, including premium of $12.3 million	262,293	—
Dobson Cellular floating rate senior notes	15,559	250,000
9.875% Dobson Cellular senior notes	325,000	325,000
10% American Cellular senior notes	900,000	900,000
Other notes payable, net	15,304	14,794

Total notes payable	$2,497,837	$2,469,475

New Notes
Dobson Cellular Series B First Priority Senior Secured Notes
      On May 23, 2006, the Company’s wholly-owned subsidiary, Dobson Cellular, completed a private offering of $250.0 million aggregate principal amount of 8.375% Series B first priority senior secured notes due 2011. The notes are guaranteed on a senior basis by Dobson Cellular’s direct and indirect parent companies, Dobson Operating Co., LLC, or DOC, and the Company, and on a senior secured basis by Dobson Cellular’s current wholly-owned subsidiaries, and will be guaranteed on a senior secured basis by Dobson Cellular’s future domestic restricted subsidiaries. The notes are secured by a first priority lien on Dobson Cellular’s assets that secure its senior secured credit facility other than certain collateral as to which the notes have a second priority lien. The notes and guarantees rank equal in right of payment with existing and future senior obligations of Dobson Cellular and the guarantors, and senior to all existing and future subordinated indebtedness of Dobson Cellular and the guarantors.
      The net proceeds from the offering were used to purchase approximately $234.4 million aggregate principal amount of the Company’s first priority senior secured floating rate notes due 2011 tendered pursuant to the Company’s previously completed tender offer and consent solicitation. The Company recorded a loss of approximately $12.7 million ($7.9 million, net of tax) upon the redemption of these notes.
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
      The Dobson Cellular credit facility is guaranteed by the Company, DOC, and DOC Lease Co LLC, and is secured by a first priority security interest in all of the tangible and intangible assets of Dobson Cellular. The Dobson Cellular credit facility is not guaranteed by American Cellular or any of its subsidiaries. As of June 30, 2006 and December 31, 2005, the Company had no borrowings under this credit facility.
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
      The Dobson Cellular credit facility agreement contains covenants that, subject to specified exceptions, limit the Company’s ability to:

•	make capital expenditures;

•	sell or dispose of assets;

•	incur additional debt;

•	create liens;

•	merge with or acquire other companies;

•	engage in transactions with affiliates, including dividend restrictions; and

•	make loans, advances or stock repurchases.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Redeemable Preferred Stock
      As of June 30, 2006 and December 31, 2005, the Company’s authorized and outstanding preferred stock was as follows:

	Number of	Number of	Number of
	Shares	Shares	Shares
	Authorized at	Outstanding at	Outstanding at			Liquidation	Mandatory
	June 30,	June 30,	December 31,	Par Value		Preference	Redemption	Voting
Class	2006	2006	2005	Per Share	Dividends	Per Share	Date	Rights

Senior Exchangeable	—	—	5,154	$1.00	12.25% Cumulative	$1,000	Jan. 15, 2008	Non-voting
Senior Exchangeable	—	—	27,847	$1.00	13% Cumulative	$1,000	May 1, 2009	Non-voting
Series F	1,900,000	759,896	759,896	$1.00	6% Cumulative	$178.571	Aug. 18, 2016	Non-voting
Other	4,100,000	—	—	—	—	—	—	—

	6,000,000	759,896	792,897

Redemption of Senior Exchangeable Preferred Stock
      On March 1, 2006, the Company redeemed and cancelled all remaining outstanding shares of its 12.25% senior exchangeable preferred stock and its 13% senior exchangeable preferred stock. The cash redemption price for the 12.25% senior exchangeable preferred stock was $1,220.38 per share, which represented 100% of the liquidation preference, plus an amount in cash equal to all accumulated and unpaid dividends (including applicable interest for accrued but unpaid dividends) up to, but not including, the redemption date. The cash redemption price for the 13% senior exchangeable preferred stock was $1,270.98 per share, which represented 104.333% of the liquidation preference, plus an amount in cash equal to all accumulated and unpaid dividends (including applicable interest for accrued but unpaid dividends) up to, but not including, the redemption date. The Company recorded a loss of approximately $1.4 million during 2006 as a result of these redemptions.
Dividends on Preferred Stock
      The Company recorded dividends on its mandatorily redeemable preferred stock of $0.7 million for the six months ended June 30, 2006, which are included in determining the Company’s net loss. The Company recorded dividends on its conditionally redeemable preferred stock of $4.7 million for the six months ended June 30, 2006, which consisted of unpaid accrued dividends on its Series F preferred stock. Unpaid accrued dividends are included in determining the Company’s net loss applicable to common stockholders.
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
      SFAS No. 128, “Earnings Per Share,” requires two presentations of earnings per share — “basic” and “diluted.” Basic net loss applicable to common stockholders per common share is computed by dividing net loss available to common stockholders (the numerator) by the weighted-average number of shares (the denominator) for the period. The computation of diluted net loss applicable to common stockholders per common share is similar to basic net loss applicable to common stockholders per common share, except that the denominator, unless the effect of the additional shares is antidilutive, is increased to include the number of

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
additional shares that would have been outstanding if the dilutive shares had been issued. Dilutive shares represent the amount of additional shares that would be required to be issued if all the options and convertible preferred stock that are “in the money” were exercised or converted. At June 30, 2006, shares that are potentially dilutive are Company granted stock options for 11.8 million shares, shares of the Company’s Series F preferred stock, which are convertible into 15.5 million shares of the Company’s Class A common stock and shares of the Company’s senior convertible debentures issued during 2005, which are convertible into 15.5 million shares of the Company’s Class A common stock. However, for the three and six months ended June 30, 2006 and June 30, 2005, the Company reported a net loss applicable to common stockholders, thus these potential common shares were antidilutive. The table below sets forth the detailed computation of the Company’s basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	($ in thousands, except per share data)
Net loss applicable to common stockholders	$(8,417)	$(12,173)	$(21,689)	$(37,575)
Basic and diluted net loss applicable to common stockholders per common share:
Net loss	$(0.04)	$(0.07)	$(0.10)	$(0.25)
Dividends on preferred stock	(0.01)	(0.02)	(0.03)	(0.03)

Basic and diluted net loss applicable to common stockholders per common share	$(0.05)	$(0.09)	$(0.13)	$(0.28)

Basic and diluted weighted average common shares outstanding	170,100,621	134,011,175	169,749,306	133,948,417

8.	Commitments and Contingencies
Commitments
      The Company is obligated under a purchase and license agreement with Nortel Networks Corp. to purchase approximately $90 million of Global System for Mobile Communications, or GSM, General Packet Radio Service, or GPRS, Enhanced Data for GSM Evolution, or EDGE, related products and services prior to June 9, 2007. If the Company fails to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 20% of the portion of the $90 million commitment that remains unfulfilled. As of June 30, 2006, $78.3 million of this commitment has been fulfilled.
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

9.	Supplemental Condensed Consolidating Financial Information
      Set forth below is supplemental condensed consolidating financial information as required by DCC’s indenture for its 8.875% senior notes due 2013, and by the Dobson Cellular credit facility. The statement of operations information is presented without parent recognition of subsidiary results. Included are the condensed consolidating balance sheets, statements of operations and statements of cash flows of Dobson Communications Corporation as of June 30, 2006 and December 31, 2005, and for the six months ended June 30, 2006 and 2005. Neither Dobson Cellular, American Cellular, the non-guarantor subsidiaries, nor any of their subsidiaries guarantee any of DCC’s notes payable. DCC, Dobson Cellular and its subsidiaries do not guarantee any of American Cellular’s outstanding debt. Neither DCC, the non-guarantor subsidiaries, nor American Cellular and its subsidiaries guarantee any of Dobson Cellular’s outstanding notes payable. However, Dobson Cellular’s subsidiaries do guarantee Dobson Cellular’s notes payable. See Note 5 for a description of the Company’s notes payable.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2006

			Non-
	Dobson	American	Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated

	($ in thousands)
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,356	$39,871	$23,798	$8,336	$—	$116,361
Short-term investments	1,965	—	—	—	—	1,965
Accounts receivable, net	75,802	42,839	16	—	—	118,657
Inventory	20,697	7,025	—	—	—	27,722
Prepaid expenses and other	18,295	5,101	40	—	—	23,436

Total current assets	161,115	94,836	23,854	8,336	—	288,141

PROPERTY, PLANT AND EQUIPMENT, net	323,923	162,731	—	—	—	486,654

OTHER ASSETS:
Net intercompany receivable (payable)	37,074	4,240	55,658	670,194	(767,166)	—
Restricted investments	4,375	22	—	—	—	4,397
Wireless license acquisition costs	1,126,608	706,872	9,677	4,412	—	1,847,569
Goodwill	45,362	583,628	—	1,143	—	630,133
Deferred financing costs, net	11,251	12,245	—	12,986	—	36,482
Customer list, net	14,831	28,926	—	—	—	43,757
Other non-current assets	26,751	559	1,323	1,624,372	(1,648,373)	4,632

Total other assets	1,266,252	1,336,492	66,658	2,313,107	(2,415,539)	2,566,970

Total assets	$1,751,290	$1,594,059	$90,512	$2,321,443	$(2,415,539)	$3,341,765

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$77,486	$14,963	$—	$—	$—	$92,449
Accrued expenses	26,022	8,059	(92)	(26)	—	33,963
Accrued interest payable	12,552	37,863	—	12,905	—	63,320
Deferred revenue and customer deposits	18,553	14,092	2,964	—	—	35,609
Accrued dividends payable	—	—	—	2,657	—	2,657

Total current liabilities	134,613	74,977	2,872	15,536	—	227,998

OTHER LIABILITIES:
Notes payable, net	1,620,019	915,303	—	729,681	(767,166)	2,497,837
Deferred tax liabilities	171,871	153,785	1,312	(78,717)	—	248,251
Deferred gain on disposition of operating assets and other non-current liabilities	36,795	30,132	—	—	—	66,927
SERIES F CONVERTIBLE PREFERRED STOCK	—	—	—	135,695	—	135,695
STOCKHOLDERS’ (DEFICIT) EQUITY	(212,008)	419,862	86,328	1,519,248	(1,648,373)	165,057

Total liabilities and stockholders’ (deficit) equity	$1,751,290	$1,594,059	$90,512	$2,321,443	$(2,415,539)	$3,341,765

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2005

			Non-
	Dobson	American	Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated

	($ in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$89,814	$76,611	$21,874	$8,151	$—	$196,450
Accounts receivable, net	78,329	47,269	—	—	—	125,598
Inventory	10,810	5,066	—	—	—	15,876
Prepaid expenses and other	12,572	4,867	10	—	—	17,449

Total current assets	191,525	133,813	21,884	8,151	—	355,373

PROPERTY, PLANT AND EQUIPMENT, net	325,504	158,286	—	—	—	483,790

OTHER ASSETS:
Net intercompany receivable (payable)	10,447	2,778	55,110	698,831	(767,166)	—
Restricted investments	4,489	22	—	—	—	4,511
Wireless license acquisition costs	1,119,640	681,424	9,676	4,412	—	1,815,152
Goodwill	45,362	574,813	—	1,143	—	621,318
Deferred financing costs, net	13,308	13,427	—	13,509	—	40,244
Customer list, net	19,628	41,278	—	—	—	60,906
Other non-current assets	26,450	643	1,368	1,624,373	(1,648,373)	4,461

Total other assets	1,239,324	1,314,385	66,154	2,342,268	(2,415,539)	2,546,592

Total assets	$1,756,353	$1,606,484	$88,038	$2,350,419	$(2,415,539)	$3,385,755

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$86,652	$18,076	$—	$—	$—	$104,728
Accrued expenses	24,242	9,711	(81)	(27)	—	33,845
Accrued interest payable	12,591	37,863	—	13,233	—	63,687
Deferred revenue and customer deposits	16,176	12,680	1,211	—	—	30,067
Accrued dividends payable	—	—	—	8,126	—	8,126

Total current liabilities	139,661	78,330	1,130	21,332	—	240,453

OTHER LIABILITIES:
Notes payable, net	1,592,166	914,794	—	729,681	(767,166)	2,469,475
Deferred tax liabilities	182,574	157,685	1,043	(82,276)	—	259,026
Mandatorily redeemable preferred stock, net	—	—	—	32,793	—	32,793
Deferred gain on disposition of operating assets and other non-current liabilities	37,622	30,743	—	—	—	68,365
SERIES F CONVERTIBLE PREFERRED STOCK	—	—	—	135,695	—	135,695
STOCKHOLDERS’ (DEFICIT) EQUITY	(195,670)	424,932	85,865	1,513,194	(1,648,373)	179,948

Total liabilities and stockholders’ (deficit) equity	$1,756,353	$1,606,484	$88,038	$2,350,419	$(2,415,539)	$3,385,755

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2006

			Non-
	Dobson	American	Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated

	($ in thousands)
	(Unaudited)
OPERATING REVENUE:
Service revenue	$262,361	$176,994	$—	$—	$—	$439,355
Roaming revenue	73,345	52,478	—	—	—	125,823
Equipment and other revenue	29,755	11,928	—	—	(7,203)	34,480

Total operating revenue	365,461	241,400	—	—	(7,203)	599,658

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	100,684	60,604	—	—	(3,712)	157,576
Cost of equipment	42,969	26,146	—	—	—	69,115
Marketing and selling	47,394	32,062	(337)	—	—	79,119
General and administrative	55,058	42,492	10	—	(3,491)	94,069
Depreciation and amortization	56,942	41,402	86	—	—	98,430
Gain on disposition of operating assets	(1,772)	(1,485)	—	—	—	(3,257)

Total operating expenses	301,275	201,221	(241)	—	(7,203)	495,052

OPERATING INCOME	64,186	40,179	241	—	—	104,606

OTHER (EXPENSE) INCOME:
Interest expense	(76,996)	(47,564)	—	(27,486)	37,225	(114,821)
Loss from extinguishment of debt	(12,549)	—	—	(168)	—	(12,717)
Loss on redemption of mandatorily redeemable preferred stock	—	—	—	(1,482)	—	(1,482)
Dividends on mandatorily redeemable preferred stock	—	—	—	(709)	—	(709)
Other income (expense), net	3,601	(741)	491	37,409	(37,225)	3,535

(LOSS) INCOME BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	(21,758)	(8,126)	732	7,564	—	(21,588)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(4,533)	—	—	—	—	(4,533)

(LOSS) INCOME BEFORE INCOME TAXES	(26,291)	(8,126)	732	7,564	—	(26,121)
Income tax benefit (expense)	9,953	3,057	(269)	(3,560)	—	9,181

NET (LOSS) INCOME	$(16,338)	$(5,069)	$463	$4,004	$—	$(16,940)

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2005

			Non-
	Dobson	American	Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated

	($ in thousands)
	(Unaudited)
OPERATING REVENUE:
Service revenue	$244,658	$177,408	$—	$—	$—	$422,066
Roaming revenue	65,896	48,683	—	—	—	114,579
Equipment and other revenue	27,856	10,947	—	—	(6,024)	32,779

Total operating revenue	338,410	237,038	—	—	(6,024)	569,424

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	87,352	56,509	—	—	(2,597)	141,264
Cost of equipment	40,194	24,427	—	—	—	64,621
Marketing and selling	40,682	29,267	—	—	—	69,949
General and administrative	53,117	44,419	10	—	(3,427)	94,119
Depreciation and amortization	59,494	42,416	—	—	—	101,910
Gain on disposition of operating assets	—	(939)	—	—	—	(939)

Total operating expenses	280,839	196,099	10	—	(6,024)	470,924

OPERATING INCOME (LOSS)	57,571	40,939	(10)	—	—	98,500

OTHER (EXPENSE) INCOME:
Interest expense	(74,458)	(47,562)	—	(37,206)	37,226	(122,000)
Dividends on mandatorily redeemable preferred stock	—	—	—	(15,927)	—	(15,927)
Other income (expense), net	2,921	(1,098)	791	34,590	(37,226)	(22)

(LOSS) INCOME BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	(13,966)	(7,721)	781	(18,543)	—	(39,449)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(4,476)	—	—	—	—	(4,476)

(LOSS) INCOME BEFORE INCOME TAXES	(18,442)	(7,721)	781	(18,543)	—	(43,925)
Income tax benefit (expense)	7,008	2,934	(297)	994	—	10,639

NET (LOSS) INCOME	$(11,434)	$(4,787)	$484	$(17,549)	$—	$(33,286)

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006

			Non-
	Dobson	American	Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated

	($ in thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(16,338)	$(5,069)	$463	$4,004	$—	$(16,940)
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of effects of acquisitions —
Depreciation and amortization	56,942	41,402	86	—	—	98,430
Amortization of bond discounts and deferred financing costs	797	1,692	—	734	—	3,223
Deferred income taxes	(9,953)	(3,057)	269	3,560	—	(9,181)
Non-cash mandatorily redeemable preferred stock dividends	—	—	—	709	—	709
Loss on redemption of mandatorily redeemable preferred stock	—	—	—	1,482	—	1,482
Loss from extinguishment of debt	12,549	—	—	168	—	12,717
Gain on disposition of operating assets	(1,772)	(1,485)	—	—	—	(3,257)
Share-based compensation	—	—	—	3,686	—	3,686
Other operating activities	4,763	170	—	—	—	4,933
Changes in current assets and liabilities —
Accounts receivable	2,527	4,430	(17)	—	—	6,940
Inventory	(9,886)	(1,959)	—	—	—	(11,845)
Prepaid expenses and other	(6,359)	(477)	(30)	—	—	(6,866)
Accounts payable	(9,166)	(3,113)	—	—	—	(12,279)
Accrued expenses	334	(1,652)	(11)	272	—	(1,057)
Deferred revenue and customer deposits	2,376	1,412	1,754	—	—	5,542

Net cash provided by operating activities	26,814	32,294	2,514	14,615	—	76,237

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(51,915)	(29,477)	—	—	—	(81,392)
Purchase of wireless licenses and properties	(7,002)	(35,283)	—	—	—	(42,285)
(Increase) decrease in receivable-affiliates	(23,726)	(4,363)	(548)	28,637	—	—
Purchases of short-term investments	(1,965)	—	—	—	—	(1,965)
Other investing activities	(260)	89	(42)	—	—	(213)

Net cash (used in) provided by investing activities	(84,868)	(69,034)	(590)	28,637	—	(125,855)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior notes	262,500	—	—	—	—	262,500
Repurchases of senior notes	(241,989)	—	—	—	—	(241,989)
Distributions to minority interest holders	(5,372)	—	—	—	—	(5,372)
Redemption of mandatorily redeemable preferred stock	—	—	—	(41,683)	—	(41,683)
Preferred stock dividends paid	—	—	—	(4,071)	—	(4,071)
Deferred financing costs	(2,543)	—	—	(210)	—	(2,753)
Issuance of common stock and other financing activities	—	—	—	2,897	—	2,897

Net cash provided by (used in) financing activities	12,596	—	—	(43,067)	—	(30,471)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(45,458)	(36,740)	1,924	185	—	(80,089)
CASH AND CASH EQUIVALENTS, beginning of period	89,814	76,611	21,874	8,151	—	196,450

CASH AND CASH EQUIVALENTS, end of period	$44,356	$39,871	$23,798	$8,336	$—	$116,361

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005

			Non-
	Dobson	American	Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated

	($ in thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(11,434)	$(4,787)	$484	$(17,549)	$—	$(33,286)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities, net of effects of acquisitions —
Depreciation and amortization	59,494	42,416	—	—	—	101,910
Amortization of bond discounts and deferred financing costs	947	1,691	—	1,001	—	3,639
Deferred income taxes	(7,330)	(2,890)	297	(994)	—	(10,917)
Non-cash mandatorily redeemable preferred stock dividends	—	—	—	15,927	—	15,927
Gain on disposition of operating assets	—	(939)	—	—	—	(939)
Other operating activities	4,500	6	—	—	—	4,506
Changes in current assets and liabilities —
Accounts receivable	(18,352)	(6,452)	—	—	—	(24,804)
Inventory	774	752	—	—	—	1,526
Prepaid expenses and other	(8,536)	46	(10)	—	—	(8,500)
Accounts payable	7,024	7,076	—	—	—	14,100
Accrued expenses	3,646	(2,593)	(89)	1,319	—	2,283
Deferred revenue and customer deposits	975	108	—	—	—	1,083

Net cash provided by (used in) operating activities	31,708	34,434	682	(296)	—	66,528

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(52,831)	(23,472)	—	—	—	(76,303)
Proceeds from the sale of assets	46,095	30,922	—	—	—	77,017
(Increase) decrease in receivable-affiliates	(2,342)	2,942	17	(617)	—	—
Investment in Wireless Investment Inc.	(24,000)	—	24,000	—	—	—
Sales of marketable securities	39,000	—	—	—	—	39,000
Other investing activities	(1,007)	(291)	—	—	—	(1,298)

Net cash provided by (used in) investing activities	4,915	10,101	24,017	(617)	—	38,416

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to minority interest holders	(3,359)	—	—	—	—	(3,359)
Maturities of restricted investments	5,960	—	—	—	—	5,960
Issuance of common stock and other financing activities	(440)	(27)	—	934	—	467

Net cash provided by (used in) financing activities	2,161	(27)	—	934	—	3,068

NET INCREASE IN CASH AND CASH EQUIVALENTS	38,784	44,508	24,699	21	—	108,012
CASH AND CASH EQUIVALENTS, beginning of period	47,427	41,489	48,303	2,665	—	139,884

CASH AND CASH EQUIVALENTS, end of period	$86,211	$85,997	$73,002	$2,686	$—	$247,896

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Subsequent Event
      On August 8, 2006, the Company’s wholly-owned subsidiary, American Cellular, entered into a new $250.0 million senior secured credit facility. Proceeds from this new credit facility are expected to be used for future acquisitions and other general corporate purposes. In connection with the new credit facility, ACC Holdings, LLC, a new holding company for American Cellular, was formed. On August 8, 2006, there was $50.0 million in borrowings under this new credit facility.

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
      American Cellular is required to file with the Securities and Exchange Commission a Quarterly Report on Form 10-Q for the three and six months ended June 30, 2006. While we provide you with much of American Cellular’s financial and operational information, we refer you to American Cellular’s Quarterly Report on Form 10-Q for American Cellular’s financial and operational results.
RECENT DEVELOPMENTS
      On May 23, 2006, our wholly-owned subsidiary, Dobson Cellular, announced the completion of a private offering of $250.0 million aggregate principal amount of 8.375% Series B first priority senior secured notes due 2011. The net proceeds from the offering were used to purchase approximately $234.4 million aggregate principal amount of our first priority senior secured floating rate notes due 2011 tendered pursuant to our previously completed tender offer and consent solicitation.
      On August 8, 2006, the Company’s wholly-owned subsidiary, American Cellular, entered into a new $250.0 million senior secured credit facility, as discussed below under liquidity and capital resources. Proceeds from this new credit facility are expected to be used for future acquisitions and other general corporate purposes. In connection with the new credit facility, ACC Holdings, LLC, a new holding company for American Cellular, was formed. On August 8, 2006, there was $50.0 million in borrowings under this new credit facility.
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
ACQUISITIONS
      We continually seek opportunities to acquire attractive wireless markets as part of our overall business strategy. The following are the most recently announced transactions.

Pending Acquisition of Highland Cellular LLC
      On May 11, 2006, American Cellular, a wholly-owned subsidiary of ours, announced that it has agreed to acquire Highland Cellular LLC, which provides wireless service to West Virginia 7 RSA and four adjacent counties in West Virginia 6 RSA and Virginia 2 RSA. In addition, Highland Cellular owns PCS wireless spectrum in Virginia and West Virginia. The currently served markets and additional spectrum are primarily south of markets that we own and operate in western Maryland, southern Ohio, southern Pennsylvania and West Virginia. Upon completion of the merger, Highland Cellular would become a wholly-owned subsidiary of American Cellular. Consideration of approximately $95 million is payable in the merger, subject to adjustments as provided in the merger agreement. The merger is subject to typical closing conditions and approval by the FCC.
      The results of operations related to this acquisition will not be included in our financial information until the acquisition is completed. In addition, subscribers to be acquired in this acquisition will not be added to our subscriber base until the acquisition is approved by the FCC and is completed. The above acquisition is expected to be accounted for as a purchase.
Acquisitions in Alaska
      On August 2, 2006, our wholly-owned subsidiary, Dobson Cellular, completed the purchase of the wireless assets in Kodiak, Alaska of New Horizons Telecom, Inc. and Kodiak Electric Association, Inc. and the wireless assets in Nome, Alaska of Sitnasuak Native Corporation and SNC Telecommunications, Inc. The total purchase price for these assets was approximately $2 million. These purchases increased our population coverage in Alaska by approximately 14,000 and our subscriber base by approximately 2,400.
      As a result of the completion of this transaction, our consolidated financial statements will only include the operating results from these purchases beginning August 2, 2006.
Acquisition of Texas 15 RSA
      On May 30, 2006, American Cellular, a wholly-owned subsidiary of ours, purchased the non-spectrum assets of Texas 15 RSA. In addition, on June 29, 2006, American Cellular closed on the additional PCS wireless spectrum in the Texas counties of Brown, Comanche, Mills and Tom Green after receiving FCC approval. The total purchase price for these assets was approximately $25.4 million. These purchases increased our population coverage in Texas by approximately 208,200 and our subscriber base by less than one thousand subscribers.
      As a result of the completion of this transaction, our consolidated financial statements only include the operating results from Texas 15 RSA beginning May 30, 2006.
Acquisition of Pennsylvania 4 RSA
      On September 13, 2005, we, through our wholly-owned subsidiary, American Cellular, acquired the non-license wireless assets of Endless Mountains Wireless, LLC in Pennsylvania 4 RSA. We operated Endless Mountains’ licensed 850 MHz spectrum under a spectrum manager lease until we were granted FCC approval and acquired the spectrum on June 13, 2006. The total purchase price for all of the assets acquired, including the FCC license, was approximately $12.2 million. We plan to upgrade Endless Mountains’ network with GPRS/ EDGE data capability.
      As a result of the completion of this transaction, our consolidated financial statements only include the operating results from Pennsylvania 4 RSA beginning September 13, 2005.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005
      The following table summarizes our key operating data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Market population(1)	12,039,200	11,757,400	12,039,200	11,757,400
Ending subscribers	1,563,700	1,589,400	1,563,700	1,589,400
Market penetration(2)	13.0%	13.5%	13.0%	13.5%
Post-paid and pre-paid gross subscriber additions(3)	113,500	108,300	220,300	204,900
Gross subscriber additions	127,900	131,500	253,200	253,500
Average subscribers	1,553,900	1,590,000	1,547,400	1,596,400
Average monthly service revenue per subscriber(4)	$48	$45	$47	$44
Average monthly post-paid churn(5)	1.8%	2.3%	2.0%	2.3%

(1)	Represents the population in our licensed areas for the period indicated. The results are based upon the 2003 population estimates provided by MapInfo Corporation, a location software company, adjusted to exclude those portions of our RSAs and metropolitan statistical areas, or MSAs, not covered by our licenses.

(2)	Market penetration is calculated by dividing ending subscribers by market population.

(3)	Represents our gross subscriber additions added during the period, excluding reseller additions. We typically do not incur commission and equipment costs or equipment revenue from reseller additions.

(4)	Average monthly service revenue per subscriber is calculated by dividing service revenue by average subscribers and dividing by the number of months in the period. We exclude roaming revenue from this calculation, since roaming revenue is not derived from our subscribers.

(5)	Average monthly post-paid churn represents the percentage of the post-paid subscribers that deactivate service each month. The calculation divides the total post-paid deactivations during the period by the average post-paid subscribers for the period.

Basis of Presentation
      The following table sets forth the components of our results of operations for the three and six months ended June 30, 2006 and 2005:

					Percentage Change
	Three Months Ended		Six Months Ended
	June 30,		June 30,		Three Months	Six Months
					Ended June 30,	Ended June 30,
	2006	2005	2006	2005	‘06 vs. ‘05	‘06 vs. ‘05

	($ in thousands)		($ in thousands)
Operating Revenue:
Service revenue	$223,260	$215,984	$439,355	$422,066	3.4%	4.1%
Roaming revenue	71,043	61,149	125,823	114,579	16.2%	9.8%
Equipment and other revenue	17,756	20,533	34,480	32,779	(13.5)%	5.2%

Total operating revenue	312,059	297,666	599,658	569,424	4.8%	5.3%

Operating Expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	81,503	68,965	157,576	141,264	18.2%	11.5%
Cost of equipment	36,545	34,255	69,115	64,621	6.7%	7.0%
Marketing and selling	39,996	35,855	79,119	69,949	11.5%	13.1%
General and administrative	46,744	49,308	94,069	94,119	(5.2)%	(0.1)%
Depreciation and amortization	48,155	50,340	98,430	101,910	(4.3)%	(3.4)%
Gain on disposition of operating assets	(1,593)	(939)	(3,257)	(939)	*	*

Total operating expenses	251,350	237,784	495,052	470,924	5.7%	5.1%

Operating income	60,709	59,882	104,606	98,500	1.4%	6.2%

Interest expense	(57,414)	(61,258)	(114,821)	(122,000)	(6.3)%	(5.9)%
Loss from extinguishment of debt	(12,660)	—	(12,717)	—	*	*
Loss on redemption of mandatorily redeemable preferred stock	(37)	—	(1,482)	—	*	*
Dividends on mandatorily redeemable preferred stock	—	(7,996)	(709)	(15,927)	*	*
Other income (expense), net	1,636	744	3,535	(22)	*	*
Minority interest in income of subsidiaries	(2,169)	(2,646)	(4,533)	(4,476)	*	*
Income tax benefit	3,892	1,245	9,181	10,639	*	*

Net loss	$(6,043)	$(10,029)	$(16,940)	$(33,286)	(39.7)%	(49.1)%

*	Calculation is not meaningful.
Subscribers
      Our subscriber base comprises three types of subscribers: post-paid, reseller and pre-paid. Our post-paid subscribers accounted for 88.2% of our subscriber base at June 30, 2006 and 89.8% at June 30, 2005. These subscribers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these subscribers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller subscribers are similar to our post-paid subscribers in that they pay monthly fees to utilize our network and services. However, these subscribers are billed by a third-party, which we refer to as a reseller, who has effectively resold our service to the end user, which we refer to as a subscriber. We in turn bill the reseller for the monthly usage of the subscriber. Our reseller base accounted for 7.1% of our total subscriber base at June 30, 2006 and 6.7% at

June 30, 2005. Our pre-paid subscribers, which are subscribers that pre-pay for an agreed upon amount of usage, accounted for 4.7% of our subscriber base at June 30, 2006 and 3.5% at June 30, 2005.
      During the six months ended June 30, 2006, we continued to experience an increase in our post-paid and pre-paid gross subscriber additions, as a result of our deployment of GSM/GPRS/EDGE in our networks during 2004 and 2005. As of June 30, 2006, GSM subscribers accounted for 81.8% of our subscriber base, compared to 46.6% as of June 30, 2005.
      Churn rates decreased for the six months ended June 30, 2006. During the last half of 2004 and all of 2005, we had experienced an increase in churn, primarily as a result of two factors impacting our business. First, we experienced challenges operating both a Time Division Multiple Access, or TDMA, and GSM/GPRS/EDGE network and in managing the migration of our customer base from TDMA to GSM. These operational challenges have impacted the level of customer satisfaction with our service in certain of our markets. We have implemented several initiatives that have and should continue to improve, the quality of our networks. Second, we have been impacted by Wireless Local Number Portability, or WLNP, which allows customers to keep their wireless phone number in their local area when switching to a different service provider. In the future, churn could be adversely affected by additional network issues, WLNP or other factors that might impact the competitiveness of our service.
Operating Revenue
      Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.
Service revenue
      We derive service revenue by providing wireless services to our customers. With the deployment of our GSM/GPRS/EDGE technology in the last half of 2004, we have experienced increases in our average monthly service revenue per subscriber, or ARPU, from prior levels, primarily as a result of additional voice and data services available with this technology. In addition, we have applied for federal Eligible Telecommunications Carrier, or ETC, designation in certain states in which we provide wireless service to qualifying high cost areas. Success in obtaining ETC status has and may continue to make available to us an additional source of revenue that would be used to provide, maintain and improve the service we provide in those high-cost areas, thus also increasing our ARPU. ETC revenue totaled approximately $13.5 million for the three months ended June 30, 2006 and $5.0 million for the three months ended June 30, 2005 and approximately $25.4 million for the six months ended June 30, 2006 and $7.9 million for the six months ended June 30, 2005. With our additional voice and data offerings available with GSM/GPRS/EDGE technology and with our ETC designation in certain states, we believe there is continued growth opportunity for the remainder of 2006 for our ARPU. In addition, ARPU tends to be impacted by seasonality. Historically, we have experienced higher ARPU in the spring and summer months, as users tend to travel more and, therefore, use their wireless phones more.
      For the three and six months ended June 30, 2006, our service revenue increased compared to the three and six months ended June 30, 2005. This increase in our service revenue was primarily attributable to an increase in average monthly service revenue per subscriber as a result of the continued migration of our subscribers to our GSM/GPRS/EDGE offerings and additional ETC revenue.
Roaming revenue
      We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming revenue has traditionally had higher margins than revenue from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, our roaming margins have been declining due to increased market pressures and competition among wireless providers resulting in reduced roaming rates. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes-of-use) was $0.105 for the three months ended June 30, 2006 compared to $0.118 for the three months ended June 30, 2005 and $0.101 for the six months ended June 30, 2006 compared to $0.126 for the six months ended June 30, 2005. We expect our roaming yield to continue to decline through 2008 as a result of scheduled rate reductions included in our current roaming contract with Cingular Wireless. Cingular Wireless is our most significant roaming partner, accounting for approximately 86% of our roaming minutes-of-use for the six months ended June 30, 2006 and approximately 90% for the six months ended June 30, 2005. Though the Cingular Wireless contract provides for decreasing rates over time, we believe this roaming contract is beneficial because it secures existing traffic and provides opportunity for a continuing increase in traffic volumes. Roaming revenue tends to be impacted by seasonality. Historically, we have experienced higher roaming minutes-of-use and related roaming revenue in the spring and summer months, as users tend to travel more and, therefore, use their wireless phones more.
      For the three and six months ended June 30, 2006, our roaming revenue increased compared to the three and six months ended June 30, 2005. When comparing the three months ended June 30, 2006 to the three months ended June 30, 2005, this increase was a result of a 30.8% increase in roaming minutes due to expanded coverage areas and increased usage, offset by a 11.2% decline in our roaming revenue per minute-of-use as contractual rates were lower for the three months ended June 30, 2006, compared to the same period in 2005. When comparing the six months ended June 30, 2006 to the six months ended June 30, 2005, this increase was a result of a 36.2% increase in roaming minutes due to expanded coverage areas and increased usage, offset by a 19.4% decline in our roaming revenue per minute-of-use as contractual rates were lower for the six months ended June 30, 2006, compared to the same period in 2005.
Equipment and other revenue
      Equipment revenue is revenue from selling wireless equipment to our subscribers. Equipment revenue is recognized when the equipment is delivered to the customer. Other revenue is primarily related to residual payments under various agreements between us and the former AT&T Wireless and rental revenue.
      The following table sets forth the results of the components of our equipment and other revenue for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,

	2006		2005		2006		2005

	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

	($ in thousands)				($ in thousands)
Equipment revenue	$16,114	90.8%	$12,303	59.9%	$30,778	89.3%	$23,977	73.1%
Other revenue	1,642	9.2%	8,230	40.1%	3,702	10.7%	8,802	26.9%

Total equipment and other revenue	$17,756	100.0%	$20,533	100.0%	$34,480	100.0%	$32,779	100.0%

      For the three and six months ended June 30, 2006, our equipment revenue increased compared to the three and six months ended June 30, 2005. This increase was the result of customer upgrades, an increase in revenue from an increase in the sales mix of higher priced, higher quality handsets and an increase in post-paid and pre-paid gross subscriber additions.
      For the three and six months ended June 30, 2006, our other revenue decreased compared to the three and six months ended June 30, 2005. When comparing the three months ended June 30, 2006 to the three months ended June 30, 2005, this decrease was primarily the result of a decrease of approximately $6.3 million related to residual payments under various agreements between us and the former AT&T Wireless due to the initial payment of $7.8 million during 2005 and a decrease of approximately $0.2 million in rental revenue due to the sale of our towers during 2005. When comparing the six months ended June 30, 2006 to the six months ended June 30, 2005, this decrease was primarily the result of a decrease of approximately $4.7 million related to residual payments under various agreements between us and the former AT&T Wireless due to the initial payment of $7.8 million during 2005 and a decrease of approximately $0.4 million in rental revenue due to the sale of our towers during 2005. We will continue to receive certain formula-based residual payments in connection with the AT&T Wireless settlement through mid-2008, at the latest.

Operating Expenses
      Our primary operating expense categories include cost of service, cost of equipment, marketing and selling costs, general and administrative costs, depreciation and amortization and gain on disposition of operating assets.
Cost of service
      Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets, referred to as “roaming” costs. During 2005 we signed a new roaming contract with Cingular Wireless, our primary roaming partner, which reduced our roaming cost per minute-of-use effective April 9, 2005 to a flat-rate that will remain constant through mid-2009. While future rates charged by third-party providers may continue to decrease, we expect our overall growth in off-network minutes-of-use to grow at a rate faster than per minute costs will decline. Therefore, we expect that our roaming costs may continue to increase in future periods. In addition, as a result of the sale and lease-back of 564 of our towers in 2005, we expect our leasing costs to continue to increase relative to prior periods, thus increasing our total cost of service.
      The following table sets forth the results of the components of our cost of service for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,

	2006		2005		2006		2005

	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

	($ in thousands)				($ in thousands)
Network and other operating costs	$61,014	74.9%	$53,802	78.0%	$118,577	75.3%	$103,440	73.2%
Roaming costs	20,489	25.1%	15,163	22.0%	38,999	24.7%	37,824	26.8%

Total cost of service	$81,503	100.0%	$68,965	100.0%	$157,576	100.0%	$141,264	100.0%

      For the three and six months ended June 30, 2006, our network costs, which are the costs we incur in operating our wireless network and providing service to our customers, increased compared to the three and six months ended June 30, 2005. When comparing the three months ended June 30, 2006 to the three months ended June 30, 2005, this increase is a result of an increase in rent expense of approximately $3.6 million primarily related to our tower sales and lease back transactions during 2005, with the remaining increase resulting from providing more service features, such as handset replacement coverage and wireless Internet, and the addition of new circuits and cell sites related to our GSM/GPRS/EDGE network. When comparing the six months ended June 30, 2006 to the six months ended June 30, 2005, this increase is a result of an increase in rent expense of approximately $7.9 million primarily related to our tower sales and lease back transactions during 2005, with the remaining increase resulting from providing more service features, such as handset replacement coverage and wireless Internet, and the addition of new circuits and cell sites related to our GSM/GPRS/EDGE network.
      For the three and six months ended June 30, 2006, our roaming costs increased compared to the three and six months ended June 30, 2005. When comparing the three months ended June 30, 2006 to the three months ended June 30, 2005, this increase is primarily a result of a 49.6% increase in the minutes used by our customers on third-party wireless providers’ networks, offset by a 9.7% decrease in roaming costs per minute-of-use, as contractual rates were lower in the second quarter of 2006 compared to the same period in 2005. When comparing the six months ended June 30, 2006 to the six months ended June 30, 2005, this increase is primarily a result of a 49.4% increase in the minutes used by our customers on third-party wireless providers’ networks, offset by a 31.0% decrease in roaming costs per minute-of-use, as contractual rates were lower in the six months ended June 30, 2006 compared to the same period in 2005.

Cost of equipment
      Our cost of equipment represents the costs associated with wireless equipment and accessories sold to customers. Cost of equipment is impacted by the volume of equipment transactions. The volume of equipment transactions is impacted by post-paid and pre-paid gross subscriber additions and customer upgrades. We, like other wireless providers, have continued to use discounts on phone equipment and have continued to offer free phone promotions. As a result, we have incurred, and expect to continue to incur, losses on equipment sales. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased service revenue from an increase in the number of wireless subscribers and from higher-priced rate plans. With the continued migration of our customer base to GSM/GPRS/EDGE rate plans and the continued increases in the cost of handsets, we expect our cost of equipment to continue to increase during the remainder of 2006.
      For the three and six months ended June 30, 2006, our cost of equipment increased compared to the three and six months ended June 30, 2005. The increase in cost of equipment is due to an increase in the number of customers upgrading to new handsets with an increase in the sales mix of higher priced, higher quality handsets and an increase in post-paid and pre-paid gross subscriber additions.
Marketing and selling costs
      Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell wireless products and services. We pay commissions to sales personnel and independent dealers for new business generated and resigning existing customers.
      For the three and six months ended June 30, 2006, our marketing and selling costs increased compared to the three and six months ended June 30, 2005. The increase was primarily due to additional commissions paid for increased post-paid and pre-paid gross subscriber additions and an increase in customer re-signs, as well as the addition of sales and marketing management personnel.
General and administrative costs
      Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections and corporate administration.
      For the three and six months ended June 30, 2006, our general and administrative costs decreased compared to the three and six months ended June 30, 2005. When comparing the three months ended June 30, 2006 to the three months ended June 30, 2005, this decrease in our general and administrative costs was primarily attributable to the decrease in costs related to the restructuring of our call center operations during 2005, a decrease in bad debt expense of approximately $0.6 million and by efficiencies gained from centralizing administrative functions, partially offset by an increase of approximately $1.5 million related to share-based compensation expense associated with the adoption of SFAS 123(R) on January 1, 2006. When comparing the six months ended June 30, 2006 to the six months ended June 30, 2005, this decrease in our general and administrative costs was primarily attributable to the decrease in costs related to the restructuring of our call center operations during 2005 and by efficiencies gained from centralizing administrative functions, offset an increase of approximately $3.3 million related to share-based compensation expense associated with the adoption of SFAS 123(R) on January 1, 2006 and an increase in bad debt expense of approximately $1.3 million.
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

      For the three and six months ended June 30, 2006, our depreciation and amortization expense decreased slightly compared to the three and six months ended June 30, 2005, primarily as a result of our tower sales during 2005.
Gain on disposition of operating assets
      Our gain on disposition of operating assets for the three and six months ended June 30, 2006 was a result of the sale and leaseback of 564 of our towers during 2005. The deferred gain from the sale is being recognized over the lease term of ten years. We expect to recognize a gain of approximately $6.3 million per year over the life of the lease.
Non-Operating Results
Interest expense
      For the three and six months ended June 30, 2006, our interest expense decreased compared to the three and six months ended June 30, 2005. This is due to a decrease in our average interest rate of our notes payable due to the October 2005 refinancing of $299.0 million of our senior notes which bore interest at 10.875% in exchange for $150.0 million principal amount of senior floating rate notes that bear interest at the rate per annum equal to London Inter-Bank Offered Rate, or LIBOR, plus 4.25% and $160.0 million principal amount of senior convertible debentures that bear interest at 1.50% per annum. In addition, on May 23, 2006, our wholly-owned subsidiary, Dobson Cellular, completed a private offering of $250.0 million aggregate principal amount of 8.375% Series B first priority senior secured notes due 2011 and on June 5, 2006, completed the redemption of $234.4 million aggregate principal amount of first priority senior secured floating rate notes that bear interest at the rate per annum, reset quarterly, equal to LIBOR plus 4.75%.
Loss from extinguishment of debt
      For the three and six months ended June 30, 2006, our loss from extinguishment of debt is the result of the redemption of $234.4 million aggregate principal amount of our first priority senior secured floating rate notes due 2011 (described below).
Loss on redemption of mandatorily redeemable preferred stock
      For the three and six months ended June 30, 2006, our loss on redemption of mandatorily redeemable preferred stock is the result of the redemption of our remaining mandatorily redeemable preferred stock on March 1, 2006 (described below).
Dividends on mandatorily redeemable preferred stock
      For the three and six months ended June 30, 2006, our dividends on mandatorily redeemable preferred stock decreased compared to the three and six months ended June 30, 2005. The decrease in mandatorily redeemable preferred stock dividends is the result of the reduction in the number of shares of our mandatorily redeemable preferred stock outstanding due to repurchases of our mandatorily redeemable preferred stock during 2005 and from the redemption of our remaining mandatorily redeemable preferred stock on March 1, 2006.
Other income (expense), net
      For the three and six months ended June 30, 2006, our other income increased compared to the three and six months ended June 30, 2005. When comparing the three months ended June 30, 2006 to the three months ended June 30, 2005, this increase was a result of an increase in interest income during the three months ended June 30, 2006. When comparing the six months ended June 30, 2006 to the six months ended June 30, 2005, this increase was a result of an increase in interest income during the six months ended June 30, 2006 and the effect of the write-off of the cost of our proposed preferred stock exchange offer, which expired in March 2005 without the minimum tender condition being satisfied.

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
Working Capital and Net Cash Flow
      At June 30, 2006, we had working capital of $60.1 million, a ratio of current assets to current liabilities of 1.3:1 and an unrestricted cash balance of $116.4 million, which compares to working capital of $114.9 million, a ratio of current assets to current liabilities of 1.5:1 and an unrestricted cash balance of $196.5 million at December 31, 2005.
      Our net cash provided by operating activities totaled $76.2 million for the six months ended June 30, 2006 compared to $66.5 million for the six months ended June 30, 2005. The increase was primarily due to increased operating income, which generated more net cash receipts for the six months ended June 30, 2006 compared to the same period in 2005. For additional analysis of the changes impacting operating income, see “Results of Operations for the Three and Six Months Ended June 30, 2006 and June 30, 2005.” We expect that any future improvements in cash provided by operating activities will primarily be driven by improvements in operating income.
      We used cash in investing activities for the six months ended June 30, 2006 and received cash from investing activities for the six months ended June 30, 2005. Investing activities are primarily related to capital expenditures, purchases of wireless licenses and properties and purchases and sales of marketable securities. We typically expect to use cash in investing activities for the foreseeable future as we continue to develop our network or acquire additional networks. Our net cash used in investing activities for the six months ended June 30, 2006 primarily related to capital expenditures of $81.4 million and the purchase of Texas 15 RSA’s wireless assets, as well as additional PCS wireless spectrum. Our net cash received from investing activities for the six months ended June 30, 2005 related to proceeds of $77.0 million from the sale of 507 towers on June 30, 2005 and $39.0 million from sales of marketable securities, partially offset by capital expenditures of $76.3 million.
      We used cash in financing activities for the six months ended June 30, 2006 and we received cash from financing activities for the six months ended June 30, 2005. Cash used in financing activities for the six months ended June 30, 2006 primarily related to the repurchase of $234.4 million aggregate principal amount of our first priority senior secured floating rate notes and the redemption of our remaining mandatorily redeemable preferred stock on March 1, 2006, partially offset by proceeds from our new 8.375% Series B first priority senior secured notes (described below). Cash received from financing activity for the six months ended June 30, 2005 consisted primarily of $6.0 million of maturities of restricted investments, partially offset by distributions to minority interest holders of $3.4 million. Financing activities are typically related to proceeds from notes payable, repayments of notes payable, deferred financing costs associated with notes payable and purchases of debt and equity securities. For future expected payments of notes payable, which will effect our financing activities, see the “Contractual Obligations” table included in our Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Capital Resources
Dobson Cellular Senior Secured Credit Facility
      Dobson Cellular’s senior secured credit facility, which matures on October 23, 2008, consists of a $75.0 million senior secured revolving credit facility.
      The Dobson Cellular credit facility is guaranteed by us, DOC and DOC Lease Co LLC, and is secured by first and second priority security interests in all of the tangible and intangible assets of Dobson Cellular. The Dobson Cellular credit facility is not guaranteed by American Cellular or any of its subsidiaries. As of June 30, 2006 and 2005, we had no borrowings under this credit facility.
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
Notes Payable
Dobson Cellular Series B First Priority Senior Secured Notes
      On May 23, 2006, our wholly-owned subsidiary, Dobson Cellular, completed a private offering of $250.0 million aggregate principal amount of 8.375% Series B first priority senior secured notes due 2011. The notes are guaranteed on a senior basis by Dobson Cellular’s direct and indirect parent companies, Dobson Operating Co., LLC and us, and on a senior secured basis by Dobson Cellular’s current wholly-owned subsidiaries, and will be guaranteed on a senior secured basis by Dobson Cellular’s future domestic restricted subsidiaries. The notes are secured by a first priority lien on Dobson Cellular’s assets that secure its senior secured credit facility other than certain collateral as to which the notes have a second priority lien. The notes and guarantees rank equal in right of payment with existing and future senior obligations of Dobson Cellular and the guarantors, and senior to all existing and future subordinated indebtedness of Dobson Cellular and the guarantors.
      The net proceeds from the offering were used to purchase approximately $234.4 million aggregate principal amount of our first priority senior secured floating rate notes due 2011 tendered pursuant to our previously completed tender offer and consent solicitation. We recorded a loss of approximately $12.7 million ($7.9 million, net of tax) upon the redemption of these notes.
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
Preferred Stock
      On March 1, 2006, we redeemed and cancelled all remaining outstanding shares of our 12.25% senior exchangeable preferred stock and our 13% senior exchangeable preferred stock. The cash redemption price for the 12.25% preferred stock was $1,220.38 per share, which represented 100% of the liquidation preference, plus an amount in cash equal to all accumulated and unpaid dividends (including applicable interest for accrued but unpaid dividends) up to, but not including, the redemption date. The cash redemption price for the 13% preferred stock was $1,270.98 per share, which represented 104.333% of the liquidation preference, plus an amount in cash equal to all accumulated and unpaid dividends (including applicable interest for accrued but unpaid dividends) up to, but not including, the redemption date. We recorded a loss of approximately $1.4 million during 2006 as a result of these redemptions.
      During August 2003, in conjunction with the American Cellular reorganization, we issued 686,201 shares of our Series F preferred stock having an aggregate liquidation preference of $122.5 million and convertible into a maximum of 14.0 million shares of our Class A common stock, plus $48.7 million in cash and 44.2 million shares of our Class A common stock to the former holders of $681.9 million principal amount of American Cellular’s outstanding 9.5% senior subordinated notes due 2009 and their advisors. On September 12, 2005, we issued 48,036 shares of Series F preferred stock as payment in kind for dividends due on October 15, 2004 and April 15, 2005 on our outstanding Series F preferred stock. We also paid accrued interest on those dividends. On October 15, 2005, we issued 25,680 shares of Series F preferred stock as payment in kind for dividends due October 15, 2005 on our outstanding Series F preferred stock. Therefore, as of June 30, 2006 our outstanding Series F preferred stock has an aggregate liquidation preference of $135.7 million, plus accrued dividends.

Subsequent Capital Resources
      On August 8, 2006, our wholly-owned subsidiary, American Cellular, entered into a new senior secured credit facility consisting of:

•	a 5 year $50.0 million senior secured revolving credit facility,

•	a 7 year $100.0 million senior secured multiple draw term loan facility, and

•	a 7 year $100.0 million senior secured delayed draw term loan facility.
      In connection with this new senior secured credit facility, ACC Holdings, LLC, a new holding company for American Cellular, was formed. The credit facility is guaranteed by ACC Holdings and each of American Cellular’s direct domestic subsidiaries (other than Alton CellTel Partnership) and is secured by a first priority security interest in substantially all of the tangible and intangible assets of American Cellular, its direct domestic subsidiaries (other than Alton CellTel Partnership) and ACC Holdings as well as by a pledge of American Cellular’s capital stock and the capital stock of its subsidiaries.
      Interest on the credit facility is currently based on a LIBOR formula plus a spread.
      The term loans under the multiple draw facility are available as follows: (i) $50 million was drawn down at the closing of the credit agreement, on August 8, 2006, and (ii) the remaining $50 million may be drawn no later than September 30, 2006. The delayed draw term facility may be drawn in up to three draws prior to the first anniversary of the credit agreement closing.
      Under specified terms and conditions, including covenant compliance, the amount available under the credit facility may be increased by an incremental facility so long as, after giving effect thereto, (i) American Cellular’s ratio of consolidated secured debt to EBITDA does not exceed 2.75 to 1.00 and (ii) American Cellular’s ratio of consolidated debt to EBITDA does not exceed 6.50 to 1.00.
      Under the credit facility there are mandatory scheduled principal or amortization payments of the term loan facility and no reductions in commitments under the revolving credit facility. Each term loan facility will amortize in an amount equal to 0.25% per quarter of American Cellular ending December 31, 2006 through June 30, 2012, with the balance due at maturity. The revolving credit facility is scheduled to mature in August 2011 and the term loan facilities are scheduled to mature in August 2013. However, if American Cellular has not refinanced or repaid its 10% senior notes by February 1, 2011, then the revolving credit facility and the term loan facilities will mature on February 1, 2011.
      American Cellular also is required to make mandatory reductions of the credit facility with the net cash proceeds received from certain issuances of debt and upon any material sale of assets by American Cellular and its subsidiaries.
      The credit agreement contains covenants that, subject to specified exceptions, limit American Cellular’s ability to:

•	make capital expenditures;

•	sell or dispose of assets;

•	incur additional debt;

•	create liens;

•	merge with or acquire other companies;

•	pay dividends;

•	engage in transactions with affiliates;

•	make loans, investments, advances or stock repurchases;

•	prepay certain debt;

•	amend certain material agreements; and

•	undergo a change of control.
Capital Expenditures and Commitments
      Our capital expenditures were $81.4 million for the six months ended June 30, 2006. We plan to spend approximately $170.0 million for capital expenditures during 2006, as we continue to develop and improve our GSM/ GPRS/ EDGE wireless networks and fund certain mandates to comply with the requirements of E-911.
      As described earlier, we have one pending acquisition, Highland Cellular LLC. In addition, we have made a $17 million bidding credit deposit to participate in the FCC’s upcoming Auction 66, which is scheduled to begin August 9, 2006. Future cash needs for these transactions will come from cash flows from operations, cash on hand and cash obtained by the credit facility obtained by our subsidiary, American Cellular, described above.
      The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions. We may require additional financing for future acquisitions and to refinance our debt at its final maturities.
Contractual Obligations
      We are obligated under a purchase and license agreement with Nortel Networks Corp. to purchase approximately $90 million of GSM/ GPRS/ EDGE related products and services prior to June 9, 2007. If we fail to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 20% of the portion of the $90 million commitment that remains unfulfilled. As of June 30, 2006, $78.3 million of this commitment has been fulfilled.
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
      We have $165.6 million of senior notes that bear interest at a variable rate, reset quarterly, of LIBOR plus 4.75%, in the case of our $15.6 million of first priority senior secured floating rate notes due 2011, and

LIBOR plus 4.25%, in the case of our $150.0 million senior floating rate notes due 2012. These notes are the only variable rate debt we have outstanding. A one-percentage point change in interest rate would change our cash interest payments on an annual basis by approximately $1.7 million.

Item 4.	Controls and Procedures
      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2006. On the basis of this review, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure. We did not effect any change in our internal controls over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      Not applicable

Item 3.	Defaults Upon Senior Securities
      Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders
      Our 2006 Annual Meeting of Stockholders was held on June 7, 2006. At the meeting, the following items were submitted to a vote of stockholders.

      (a) The following nominees were elected to serve on the Board of Directors as Class III directors for a term of three years:

	Class A and	Class A and
Name of Nominee for Non-Class A director	Class B	Class B

	Votes Cast For	Votes Withheld

Everett R. Dobson (Class III)	318,717,625	5,173,276
Stephen T. Dobson (Class III)	320,894,627	2,996,274

Name of Nominee for Class A director	Votes Cast For	Votes Withheld

Robert A. Schriesheim (Class III)	126,026,278	3,684,413
      The following individuals’ term as directors continues beyond the 2006 Annual Meeting and they continue to serve on the Board of Directors:
Mark S. Feighner (Class II)
Fred J. Hall (Class I)
Justin L. Jaschke (Class II)
Albert H. Pharis, Jr. (Class II)
      (b) Approval of an Amendment to our 2002 Stock Incentive Plan, as amended (the “2002 Plan”) to increase the number of shares of our Class A common stock reserved for issuance under the 2002 Plan from 11.0 million shares to 19.5 million shares, an increase of 8.5 million shares.

Votes Cast For	Votes Withheld

246,235,436	59,916,428
      (c) KPMG LLP was ratified and approved to serve as our Independent Public Accountants:

Name of Nominee	Votes Cast For	Votes Withheld

KPMG LLP	323,820,124	70,776

Item 5.	Other Information
      Not applicable

Item 6.	Exhibits
      The following exhibits are filed as a part of this report:

Exhibit		Method of
Numbers	Description	Filing

4.1	Supplemental Indenture dated as of May 23, 2006, among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co., LLC, the Initial Subsidiary Guarantors and Bank of Oklahoma, National Association, as Trustee	(2)[4.1]
10.1	Series B First Priority Senior Secured Notes Registration Rights Agreement dated as of May 23, 2006, by and between Dobson Cellular Systems, Inc., Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Deutsche Bank Securities Inc.	(2)[10.1]
10.2	Second Amendment to the 2002 Stock Incentive Plan	(3)[10.1]
31.1	Rule 13a-14(a) Certification by our principal executive officer	(1)
31.2	Rule 13a-14(a) Certification by our principal financial officer	(1)
32.1	Section 1350 Certification by our principal executive officer	(1)
32.2	Section 1350 Certification by our principal financial officer	(1)

(1)	Filed herewith.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 30, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 12, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dobson Communications Corporation
Date: August 9, 2006

/s/ Steven P. Dussek

Steven P. Dussek
Chief Executive Officer
and principal executive officer
Date: August 9, 2006

/s/ Bruce R. Knooihuizen

Bruce R. Knooihuizen
Executive Vice President, Chief Financial Officer
and principal financial officer

INDEX TO EXHIBITS

Exhibit		Method of
Numbers	Description	Filing

4.1	Supplemental Indenture dated as of May 23, 2006, among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co., LLC, the Initial Subsidiary Guarantors and Bank of Oklahoma, National Association, as Trustee	(2)[4.1]
10.1	Series B First Priority Senior Secured Notes Registration Rights Agreement dated as of May 23, 2006, by and between Dobson Cellular Systems, Inc., Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Deutsche Bank Securities Inc.	(2)[10.1]
10.2	Second Amendment to the 2002 Stock Incentive Plan	(3)[10.1]
31.1	Rule 13a-14(a) Certification by our principal executive officer	(1)
31.2	Rule 13a-14(a) Certification by our principal financial officer	(1)
32.1	Section 1350 Certification by our principal executive officer	(1)
32.2	Section 1350 Certification by our principal financial officer	(1)

(1)	Filed herewith.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 30, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 12, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.