Form 10-Q
period 2006-09-30
DOBSON COMMUNICATIONS CORP
filed 2006-11-09
CIK 1035985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

As of November 1, 2006, there were 151,217,475 shares of the registrant’s $.001 par value Class A common stock outstanding and 19,418,021 shares of the registrant’s $.001 par value Class B common stock outstanding.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$212,815,791	$196,450,044
Short-term investments	5,348,957	—
Accounts receivable, net	129,473,107	125,597,696
Inventory	18,464,885	15,876,286
Deferred tax assets	7,641,000	9,234,000
Prepaid expenses and other	15,362,429	8,215,153

Total current assets	389,106,169	355,373,179

PROPERTY, PLANT AND EQUIPMENT, net (Note 4)	482,647,961	483,790,376

OTHER ASSETS:
Restricted investments	4,397,000	4,511,414
Wireless license acquisition costs	1,848,377,327	1,815,152,364
Goodwill	632,068,410	621,317,578
Deferred financing costs, net	37,371,658	40,243,593
Customer list, net	35,360,283	60,906,029
Other non-current assets	21,648,751	4,460,064

Total other assets	2,579,223,429	2,546,591,042

Total assets	$3,450,977,559	$3,385,754,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$74,283,121	$104,728,072
Accrued expenses	35,551,619	33,844,904
Accrued interest payable	70,067,694	63,686,464
Deferred revenue and customer deposits	34,694,294	30,067,359
Accrued dividends payable	4,692,898	8,126,105
Current portion of credit facilities and notes payable	1,000,000	—

Total current liabilities	220,289,626	240,452,904

OTHER LIABILITIES:
Credit facilities and notes payable, net (Note 5)	2,596,540,670	2,469,474,408
Deferred tax liabilities	239,763,466	259,025,826
Mandatorily redeemable preferred stock, net (Note 7)	—	32,793,153
Minority interest	6,576,555	6,761,636
Deferred gain on disposition of operating assets and other non-current liabilities	59,085,220	61,603,630
COMMITMENTS (Note 6)
SERIES F CONVERTIBLE PREFERRED STOCK (Note 7)	135,695,389	135,695,389
STOCKHOLDERS’ EQUITY:
Class A common stock, $.001 par value, 325,000,000 shares authorized and 151,133,046 shares issued at September 30, 2006 and 149,912,257 shares issued at December 31, 2005	151,133	149,913
Convertible Class B common stock, $.001 par value, 70,000,000 shares authorized and 19,418,021 shares issued at September 30, 2006 and December 31, 2005	19,418	19,418
Convertible Class C common stock, $.001 par value, 4,226 shares authorized and zero shares issued at September 30, 2006 and December 31, 2005	—	—
Convertible Class D common stock, $.001 par value, 33,000 shares authorized and zero shares issued at September 30, 2006 and December 31, 2005	—	—
Paid-in capital	1,437,875,898	1,429,048,308
Accumulated deficit	(1,245,016,182)	(1,249,269,988)
Accumulated other comprehensive loss	(3,634)	—

Total stockholders’ equity	193,026,633	179,947,651

Total liabilities and stockholders’ equity	$3,450,977,559	$3,385,754,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

OPERATING REVENUE:
Service revenue	$232,323,327	$221,311,700	$671,678,347	$643,377,264
Roaming revenue	87,364,907	80,429,865	213,188,085	195,009,354
Equipment and other revenue	16,681,266	14,077,685	51,161,243	46,856,933

Total operating revenue	336,369,500	315,819,250	936,027,675	885,243,551

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	88,809,660	77,950,356	246,385,337	219,214,521
Cost of equipment	33,152,199	32,156,101	102,266,655	96,776,864
Marketing and selling	42,154,355	35,535,197	121,273,517	105,484,407
General and administrative	47,527,268	50,724,911	141,596,365	144,843,610
Depreciation and amortization	47,776,210	49,100,873	146,206,431	151,011,437
Gain on disposition of operating assets	(1,566,544)	(1,431,634)	(4,823,350)	(2,370,772)

Total operating expenses	257,853,148	244,035,804	752,904,955	714,960,067

OPERATING INCOME	78,516,352	71,783,446	183,122,720	170,283,484

OTHER (EXPENSE) INCOME:
Interest expense	(57,840,548)	(62,456,244)	(172,661,312)	(184,456,663)
Loss from extinguishment of debt (Note 5)	—	—	(12,717,192)	—
Loss on redemption and repurchases of mandatorily redeemable preferred stock	—	(66,383,027)	(1,482,262)	(66,383,027)
Dividends on mandatorily redeemable preferred stock (Note 7)	—	(5,463,605)	(709,574)	(21,391,020)
Other income, net	1,810,449	2,632,114	5,345,527	2,610,325

INCOME (LOSS) BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	22,486,253	(59,887,316)	897,907	(99,336,901)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(2,447,032)	(2,346,648)	(6,979,557)	(6,822,681)

INCOME (LOSS) BEFORE INCOME TAXES	20,039,221	(62,233,964)	(6,081,650)	(106,159,582)
Income tax benefit (expense) (Note 8)	7,938,788	(1,196,820)	17,120,225	9,442,497

NET INCOME (LOSS)	27,978,009	(63,430,784)	11,038,575	(96,717,085)
Dividends on preferred stock	(2,035,430)	(2,419,529)	(6,784,769)	(6,708,275)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$25,942,579	$(65,850,313)	$4,253,806	$(103,425,360)

BASIC NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$0.15	$(0.45)	$0.03	$(0.75)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	170,482,730	146,485,519	169,996,467	138,173,375

DILUTED NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$0.14	$(0.45)	$0.02	$(0.75)

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	203,456,163	146,485,519	173,393,296	138,173,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2006

		Stockholders’ Equity
								Accumulated
		Class A		Class B				Other	Total
	Comprehensive	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Income (Loss)	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
	(Unaudited)

DECEMBER 31, 2005		149,912,257	$149,913	19,418,021	$19,418	$1,429,048,308	$(1,249,269,988)	$—	$179,947,651
Net income	$11,038,575	—	—	—	—	—	11,038,575	—	11,038,575
Series F preferred stock dividends	—	—	—	—	—	—	(6,784,769)	—	(6,784,769)
Unrealized loss on investments	(3,634)	—	—	—	—	—	—	(3,634)	(3,634)

Total comprehensive income	$11,034,941

Share-based compensation		—	—	—	—	5,464,142	—	—	5,464,142
Issuance of common stock		1,220,789	1,220	—	—	3,363,448	—	—	3,364,668

SEPTEMBER 30, 2006		151,133,046	$151,133	19,418,021	$19,418	$1,437,875,898	$(1,245,016,182)	$(3,634)	$193,026,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,038,575	$(96,717,085)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects of acquisitions —
Depreciation and amortization	146,206,431	151,011,437
Amortization of bond discounts and deferred financing costs	4,403,274	5,498,473
Deferred income taxes	(17,669,360)	(9,756,171)
Mandatorily redeemable preferred stock dividends	709,574	21,391,020
Loss on redemption of mandatorily redeemable preferred stock	1,482,262	66,383,027
Loss from extinguishment of debt	12,717,192	—
Gain on disposition of operating assets	(4,823,350)	(2,370,772)
Share-based compensation	5,464,142	—
Other operating activities	7,006,148	6,792,569
Changes in current assets and liabilities —
Accounts receivable	(3,875,411)	(37,700,998)
Inventory	(2,588,599)	2,320,533
Prepaid expenses and other	(6,432,862)	(7,909,820)
Accounts payable	(30,444,951)	17,444,539
Accrued expenses	7,280,044	(3,612,562)
Deferred revenue and customer deposits	4,626,935	554,699

Net cash provided by operating activities	135,100,044	113,328,889

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(116,540,105)	(113,238,459)
Purchase of wireless licenses and properties	(45,210,501)	(16,486,012)
Deposit on FCC licenses	(17,000,000)	—
Proceeds from the sale of assets	11,829	81,567,573
Sales of marketable securities	—	39,000,000
Increase in restricted cash	—	(294,000,000)
Purchases of short-term investments	(5,352,591)	—
Other investing activities	(284,928)	(1,466,564)

Net cash used in investing activities	(184,376,296)	(304,623,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities and senior notes	362,500,000	300,000,000
Redemption of senior notes	(241,989,166)	—
Distributions to minority interest holders	(7,145,336)	(6,003,971)
Redemption of mandatorily redeemable preferred stock	(41,682,819)	—
Preferred stock dividends paid	(4,070,762)	—
Exchange offer costs	(47,573)	(52,673,941)
Deferred financing costs	(5,119,293)	(6,599,003)
Maturities of restricted investments	—	6,001,695
Issuance of common stock and other financing activities	3,196,948	2,468,033

Net cash provided by financing activities	65,641,999	243,192,813

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,365,747	51,898,240
CASH AND CASH EQUIVALENTS, beginning of period	196,450,044	139,884,107

CASH AND CASH EQUIVALENTS, end of period	$212,815,791	$191,782,347

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest	$161,631,805	$181,582,022
Income taxes	$900,703	$336,075
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Stock dividend paid through the issuance of preferred stock	$—	$8,577,492
Class A common stock issued in preferred stock exchange	$—	$203,457,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The condensed consolidated balance sheet of Dobson Communications Corporation, or DCC, and subsidiaries, referred to collectively, as the Company, as of September 30, 2006, the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005, the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2006 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

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

The Company operates in one business segment pursuant to Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

The Company has three stock option plans which were created to encourage its key employees by providing opportunities to participate in the ownership and future growth of the Company through grants of incentive stock options and nonqualified stock options. As of September 30, 2006, the maximum remaining number of shares for which the Company may grant options under the plans totaled 10,479,857 shares of Class A common stock. All stock options have been issued with an option price at, or higher than, the market price on the date of grant with an expiration of ten years from the grant date and vest at either a rate of 20% or 25% per year. SFAS No. 123(R) requires the Company to estimate forfeitures in calculating the cost related to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. The Company uses a forfeiture rate of 0% to 10% depending upon the remaining term of the option. The cumulative adjustment to include estimated forfeitures in the calculation was approximately $0.6 million for the nine months ended September 30, 2006. This amount was recorded as a reduction in general and administrative expense, cost of service and marketing and selling in 2006 and was not presented separately in the Condensed Consolidated

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Operations. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table:

	Nine Months
	Ended September 30,
	2006	2005

Expected term (in years)	6	10
Weighted average expected volatility	124.1%	132.5%
Expected dividends	0%	0%
Weighted average risk-free rate	4.7%	4.1%

Expected volatility of stock options is based on historical experience and the risk-free rate is based on U.S. Treasury bond rates.

A summary of option transactions during the nine months ended September 30, 2006 is presented below:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Life	Value(1)
			(In years)

Outstanding, beginning of period	11,620,282	$3.13
Granted	1,582,250	$7.49
Exercised	(1,170,616)	$2.28
Forfeited or expired	(342,849)	$3.42

Outstanding, end of period	11,689,067	$3.77	7	$37,967,322

Exercisable, end of period	6,211,992	$3.25	6	$23,426,064

(1)	Calculated using the closing stock price of $7.02 on September 30, 2006.

The weighted average fair value per share of options granted was $6.65 for the nine months ended September 30, 2006 and $1.93 for the nine months ended September 30, 2005. The intrinsic value of options exercised was approximately $6.1 million during the nine months ended September 30, 2006 and $3.8 million during the nine months ended September 30, 2005. Intrinsic value is the difference between the Company’s closing stock price on the day the options were exercised and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises for the nine months ended September 30, 2006 were $2,666,776.

A summary of the Company’s non-vested options as of September 30, 2006, and any changes during the nine-month period ending September 30, 2006, is presented below:

		Weighted Average
	Number of	Grant Date
	Options	Fair Value

Non-vested, beginning of period	6,879,854	$2.82
Granted	1,582,250	$6.65
Vested	(2,642,180)	$2.79
Forfeited	(342,849)	$3.38

Non-vested, end of period	5,477,075	$3.98

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2006, unrecognized compensation expense relating to non-vested options totaled approximately $16.7 million. This expense is expected to be recognized over a weighted-average period of three years.

The Company’s Employee Stock Purchase Plan, or ESPP, provides for 1,000,000 shares of the Company’s Class A common stock to be reserved for issuance upon exercise of purchase rights which may be granted under the ESPP. The ESPP is designed to encourage stock ownership by the Company’s employees. Employees elect to participate in the plan semi-annually. The plan period is six months. Shares are purchased at 85% of the market price of the Company’s Class A common stock. The price is determined as the lower of the price at the initial date of the six-month period or at the end of the six-month period. The fair value of shares offered through the ESPP is estimated and recognized over each semi-annual participation period with the ultimate cost measured by taking the difference between the discounted offering price described above and the fair value of the shares as of the period end.

The Company adopted the modified prospective transition method provided for under SFAS No. 123(R), and consequently has not retroactively adjusted results of prior periods. This adoption resulted in the recognition of share-based compensation totaling approximately $5.5 million ($3.5 million, net of tax) for the nine months ended September 30, 2006. Prior to 2006 under APB Opinion 25, the pro forma expense for the Company’s stock options and ESPP had been calculated consistent with SFAS No. 123(R). Therefore, had compensation expense been recorded under SFAS No. 123(R), the Company’s net loss applicable to common stockholders and net loss applicable to common stockholders per common share for the three-and nine-month periods ended September 30, 2005 would have been as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
	($ in thousands, except for
	per share amounts)

Net loss applicable to common stockholders:
As reported	$(65,850)	$(103,425)
Pro forma share-based compensation, net of tax	(1,115)	(3,391)

Pro forma	$(66,965)	$(106,816)

Basic and diluted net loss applicable to common stockholders per common share:
As reported	$(0.45)	$(0.75)
Pro forma	$(0.46)	$(0.77)

3.	Business Combinations

Recent Acquisitions

On August 2, 2006, the Company, through its wholly owned subsidiary, Dobson Cellular Systems, Inc., or DCS, completed the purchase of the wireless assets in Kodiak, Alaska of New Horizons Telecom, Inc. and Kodiak Electric Association, Inc. and the wireless assets in Nome, Alaska of Sitnasuak Native Corporation and SNC Telecommunications, Inc. The total purchase price for these assets was approximately $2.1 million.

On May 30, 2006, the Company, through its wholly owned subsidiary, American Cellular Corporation, or ACC, purchased the non-spectrum assets of Texas 15 Rural Service Area, or RSA. In addition, on June 29, 2006, ACC closed on the additional PCS wireless spectrum in the Texas counties of Brown, Comanche, Mills and Tom Green after receiving FCC approval. The total purchase price for these assets was approximately $25.4 million.

On September 13, 2005, the Company, through its wholly owned subsidiary, ACC, acquired the non-license wireless assets of Endless Mountains Wireless, LLC in Pennsylvania 4 RSA. The Company operated Endless

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mountains’ licensed 850 MHz spectrum under a spectrum manager lease until it was granted FCC approval and acquired the spectrum on June 13, 2006. The total purchase price for all of the assets acquired, including the FCC license, was approximately $12.2 million.

The above business combinations are accounted for as purchases. Accordingly, the related statements of financial position and results of operations have been included in the accompanying condensed consolidated statements of operations from the date of acquisition. Unaudited pro forma financial information related to the Company’s 2006 and 2005 acquisitions, described above, has not been presented because these acquisitions were not significant to the Company’s consolidated results of operations.

Subsequently, on October 5, 2006, the Company, through its wholly owned subsidiary, ACC, acquired Highland Cellular LLC, which provides wireless service to West Virginia 7 RSA, and four adjacent counties in West Virginia 6 RSA and Virginia 2 RSA. In addition, Highland Cellular owns Personal Communication Services, or PCS, wireless spectrum in Virginia and West Virginia. The currently served markets and additional spectrum are primarily south of markets that the Company owns and operates in western Maryland, southern Ohio, southern Pennsylvania and West Virginia. Upon completion of the merger, Highland Cellular became a wholly owned subsidiary of ACC. The total purchase price for Highland Cellular was approximately $95 million.

4.	Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials and overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense was $120.3 million for the nine months ended September 30, 2006 and $132.6 million for the nine months ended September 30, 2005. Listed below are the gross property, plant and equipment amounts and the related accumulated depreciation as of the dates indicated.

	September 30,	December 31,
	2006	2005
	($ in thousands)

Gross property, plant and equipment	$1,203,896	$1,080,671
Accumulated depreciation	(721,248)	(596,881)

Property, plant and equipment, net	$482,648	$483,790

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Credit Facilities and Notes Payable

The Company’s credit facilities and notes payable as of September 30, 2006 and December 31, 2005 consisted of the following:

	September 30,	December 31,
	2006	2005
	($ in thousands)

DCC senior floating rate notes	$150,000	$150,000
1.50% DCC senior convertible debentures	160,000	160,000
8.875% DCC senior notes	419,681	419,681
8.375% DCS senior notes	250,000	250,000
8.375% DCS series B senior notes, including premium of $11.7 million	261,743	—
DCS floating rate senior notes	15,559	250,000
9.875% DCS senior notes	325,000	325,000
ACC credit facility	100,000	—
10.0% ACC senior notes	900,000	900,000
Other notes payable, net	15,558	14,794

Total credit facilities and notes payable	$2,597,541	$2,469,475

Redemption of Notes

On November 7, 2006, the Company, through its wholly owned subsidiary, DCS, redeemed the remaining $15.6 million in outstanding first priority senior secured floating rate notes due 2011. The redemption price equaled 102.000% of the principal amount plus accrued interest. The Company anticipates that it will recognize a loss of approximately $0.5 million during the fourth quarter of 2006, due to the redemption of the notes.

New Notes

DCS Series B First Priority Senior Secured Notes

On May 23, 2006, the Company’s wholly owned subsidiary, DCS, completed a private offering of $250.0 million aggregate principal amount of 8.375% Series B first priority senior secured notes due 2011. The notes are guaranteed on a senior basis by DCC, Dobson Operating Co., LLC, or DOC, and DCS’ wholly owned subsidiaries, and the notes and guarantees are secured by liens on the capital stock of DOC and DCS and on substantially all of the assets of DOC, DCS and DCS’ subsidiaries that guarantee the notes, other than excluded assets (as defined in the indenture for the notes). The notes and guarantees rank pari passu in right of payment with existing and future senior indebtedness of DCS and the guarantors, and senior to all existing and future subordinated indebtedness of DCS and the guarantors.

The net proceeds from the offering were used to purchase approximately $234.4 million aggregate principal amount of DCS’ first priority senior secured floating rate notes due 2011 tendered pursuant to DCS’ previously completed tender offer and consent solicitation. The Company recorded a loss of approximately $12.7 million ($7.9 million, net of tax) upon the redemption of these notes.

Restrictive Covenants

The indentures related to all of the Company’s senior notes contain certain covenants including, but not limited to, covenants that limit the Company’s ability and that of its restricted subsidiaries to:

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

ACC and its subsidiaries are unrestricted subsidiaries for purposes of the Company’s and DCS’ indentures, meaning that they are not subject to certain covenants.

Credit Facilities

DCS Senior Secured Credit Facility

DCS’ senior secured credit facility, which matures on October 23, 2008, currently consists of a $75.0 million senior secured revolving credit facility.

The DCS credit facility is guaranteed by DCC, DOC and DOC Lease Co LLC, and is secured by first and second priority security interests in all of the tangible and intangible assets of DCS. The DCS credit facility is not guaranteed by ACC or any of its subsidiaries. As of September 30, 2006 and December 31, 2005, the Company had no borrowings under this credit facility.

Under specified terms and conditions, including covenant compliance, the amount available under the DCS credit facility may be increased by an incremental facility of up to $200.0 million. The Company has the right to make up to four requests to increase the amount of the credit facility; such request must be made at least 12 months prior to the credit termination date. Any incremental facility must have a weighted average life and maturity not shorter than the existing debt under the DCS credit facility.

The DCS credit facility agreement contains covenants that, subject to specified exceptions, limit the ability of DCC, DCS and their subsidiaries (other than ACC and its subsidiaries) to:

•	make capital expenditures;

•	sell or dispose of assets;

•	incur additional debt;

•	create liens;

•	merge with or acquire other companies;

•	engage in transactions with affiliates, including dividend restrictions; and

•	make loans, advances or stock repurchases.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ACC Senior Secured Credit Facility

On August 8, 2006, the Company’s wholly owned subsidiary, ACC, entered into a new senior secured credit facility consisting of:

•	a 5-year $50.0 million senior secured revolving credit facility;

•	a 7-year $100.0 million senior secured multiple draw term loan facility; and

•	a 7-year $100.0 million senior secured delayed draw term loan facility.

In connection with this new senior secured credit facility, ACC Holdings, LLC, a new holding company for ACC, was formed. The credit facility is guaranteed by ACC Holdings and each of ACC’s direct domestic subsidiaries (other than Alton CellTel Partnership) and is secured by a first priority security interest in substantially all of the tangible and intangible assets of ACC, its direct domestic subsidiaries (other than Alton CellTel Partnership) and ACC Holdings, as well as by a pledge of ACC’s capital stock and the capital stock of its subsidiaries.

Interest on the credit facility is currently based on a London Inter-Bank Offered Rate, or LIBOR, formula plus a spread.

The term loans under the multiple draw facility were made available as follows: (i) $50 million was drawn at the closing of the credit agreement, on August 8, 2006, and (ii) $50 million was drawn on September 29, 2006. Therefore, as of September 30, 2006, $100.0 million was outstanding under this credit facility. The delayed draw term facility may be drawn upon up to three times prior to the first anniversary of the credit agreement closing.

Under specified terms and conditions, including covenant compliance, the amount available under the credit facility may be increased by an incremental facility so long as, after giving effect thereto, (i) ACC’s ratio of consolidated secured debt to EBITDA does not exceed 2.75 to 1.00 and (ii) ACC’s ratio of consolidated debt to EBITDA does not exceed 6.50 to 1.00.

Under the credit facility, there are mandatory scheduled principal or amortization payments of the term loan facility and no reductions in commitments under the revolving credit facility. Each term loan facility will amortize in an amount equal to 0.25% per fiscal quarter ending December 31, 2006 through June 30, 2012, with the balance due at maturity. The revolving credit facility is scheduled to mature in August 2011 and the term loan facilities are scheduled to mature in August 2013. However, if ACC has not refinanced or repaid its 10.0% senior notes by February 1, 2011, then the revolving credit facility and the term loan facilities will mature on February 1, 2011.

ACC also is required to make mandatory reductions of the credit facility with the net cash proceeds received from certain issuances of debt and upon any material sale of assets by ACC and its subsidiaries.

The credit agreement contains covenants that, subject to specified exceptions, limit ACC’s ability to:

•	make capital expenditures;

•	sell or dispose of assets;

•	incur additional debt;

•	create liens;

•	merge with or acquire other companies;

•	pay dividends;

•	engage in transactions with affiliates;

•	make loans, investments, advances or stock repurchases;

•	prepay certain debt;

•	amend certain material agreements; and

•	undergo a change of control.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Commitments and Contingencies

Commitments

On August 29, 2006, the Company amended its purchase and license agreement with Nortel Networks Corp. Under the purchase and license agreement with Nortel Networks Corp., the Company has a commitment to make specified minimum purchases of Global System for Mobile Communications, or GSM, General Packet Radio Service, or GPRS, Enhanced Data for GSM Evolution, or EDGE, related products and services prior to December 31, 2008. If the Company fails to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 5% of the portion of the unfulfilled commitment. As of September 30, 2006, the exposure for such damages is approximately $1.5 million.

Contingencies

The Company has reached an agreement in principle to settle the previously disclosed consolidated securities class action pending in the United States District Court for the Western District of Oklahoma. The settlement agreement, which is subject to court approval, would resolve all pending claims against the Company and all named individual defendants and includes all persons who purchased the Company’s publicly traded securities between May 6, 2003 and August 9, 2004. The settlement provides for $3.4 million to be paid to settle claims submitted by class members and the plaintiffs’ attorneys’ fees. A substantial portion of the settlement amount is covered by insurance.

The Company is party to various other legal actions arising in the normal course of business. None of these actions are believed by management to involve amounts that will be material to the Company’s consolidated financial position, results of operation or liquidity.

7.	Redeemable Preferred Stock

As of September 30, 2006 and December 31, 2005, the Company’s authorized and outstanding preferred stock was as follows:

	Number	Number	Number
	of	of	of
	Shares	Shares	Shares
	Authorized	Outstanding	Outstanding
	at	at	at	Par		Liquidation
	September	September	December	Value		Preference	Mandatory
	30,	30,	31,	Per		Per	Redemption	Voting
Class	2006	2006	2005	Share	Dividends	Share	Date	Rights

Senior Exchangeable	—	—	5,154	$1.00	12.25% Cumulative	$1,000	Jan. 15, 2008	Non-voting
Senior Exchangeable	—	—	27,847	$1.00	13% Cumulative	$1,000	May 1, 2009	Non-voting
Series F	1,900,000	759,896	759,896	$1.00	6% Cumulative	$178.571	Aug. 18, 2016	Non-voting
Other	4,100,000	—	—	—	—	—	—	—

	6,000,000	759,896	792,897

Redemption of Senior Exchangeable Preferred Stock

On March 1, 2006, the Company redeemed and cancelled all remaining outstanding shares of its 12.25% senior exchangeable preferred stock and its 13% senior exchangeable preferred stock. The cash redemption price for the 12.25% senior exchangeable preferred stock was $1,220.38 per share, which represented 100% of the liquidation preference, plus an amount in cash equal to all accumulated and unpaid dividends (including applicable interest for unpaid dividends) up to, but not including, the redemption date. The cash redemption price for the 13% senior exchangeable preferred stock was $1,270.98 per share, which represented 104.333% of the liquidation preference, plus an amount in cash equal to all accumulated and unpaid dividends (including applicable interest for unpaid

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dividends) up to, but not including, the redemption date. The Company recorded a loss of approximately $1.4 million during 2006 as a result of these redemptions.

Exchange offer

On August 23, 2005, the Company completed a private exchange offer and a publicly registered exchange offer with holders of its 12.25% senior exchangeable preferred stock and its 13% senior exchangeable preferred stock. In connection with the exchange offer, the Company issued 28,249,729 shares of Class A common stock and paid $50.2 million in cash for an aggregate of 167,356 shares of preferred stock. The Company incurred a loss on this transaction of approximately $66.4 million.

Dividends on Preferred Stock

The Company recorded dividends on its mandatorily redeemable preferred stock of $0.7 million for the nine months ended September 30, 2006, which are included in determining the Company’s net income. The Company recorded dividends on its conditionally redeemable preferred stock of $6.8 million for the nine months ended September 30, 2006, which consisted of accrued dividends on its Series F preferred stock. These dividends are included in determining the Company’s net income applicable to common stockholders.

The Company recorded dividends on its mandatorily redeemable preferred stock of $21.4 million for the nine months ended September 30, 2005, which are included in determining the Company’s net loss. These dividends consist of $4.2 million of accrued dividends on its 12.25% senior exchangeable preferred stock and $17.2 million of accrued dividends on its 13% senior exchangeable preferred stock. The Company recorded dividends on its conditionally redeemable preferred stock of $6.7 million for the nine months ended September 30, 2005, which are included in determining the Company’s net loss applicable to common stockholders.

On September 21, 2006, the Company declared a 6% cash dividend on its outstanding Series F convertible preferred stock. The dividend was paid on October 15, 2006 to holders of record at the close of business on September 30, 2006. Holders of shares of the Series F convertible preferred stock received a cash payment of $5.357 per share held on the record date. The cash dividend covered the period April 15, 2006 through October 14, 2006.

8.	Income Taxes

The Company periodically reviews the need for a valuation allowance against deferred tax assets. Based on a review of taxable income, the character of the income, history and trends, forecasted taxable income and expiration dates of carryforwards, the Company has decreased the valuation allowance by $13.8 million during 2006 primarily from the determination of certain tax attributes. In addition, during 2006, as a result of changes in certain state corporate tax statutes and other items, the Company reduced its total deferred tax liability by approximately $2.0 million. Both changes in estimate are reflected in the Company’s income (loss) from continuing operations.

9.	Earnings Per Share

SFAS No. 128, “Earnings Per Share,” requires two presentations of earnings per share — “basic” and “diluted.” Basic net income (loss) applicable to common stockholders per common share is computed by dividing net income (loss) available to common stockholders (the numerator) by the weighted-average number of shares (the denominator) for the period. The computation of diluted net income (loss) applicable to common stockholders per common share is similar to basic net income (loss) applicable to common stockholders per common share, except that the numerator excludes any interest or dividends from dilutive convertible debt or preferred stock and the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive shares had been issued, unless the effect of the additional shares is antidilutive. Dilutive shares represent the amount of additional shares that would be required to be issued if all the options that are “in the money” were exercised and

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

if all convertible preferred stock and debt were converted. For the three months ended September 30, 2006, dilutive earnings exclude the interest and dividends that the Company would not have incurred if the debt and preferred stock were converted. For the three months ended September 30, 2006, shares that were dilutive were the 1.9 million shares that represent the estimated amount of additional shares that would have been issued if the options that were “in the money” were exercised, shares of the Company’s Series F convertible preferred stock, which are convertible into 15.5 million shares of the Company’s Class A common stock and shares of the Company’s senior convertible debentures issued during 2005, which are convertible into 15.5 million shares of the Company’s Class A common stock. For the nine months ended September 30, 2006, shares that were dilutive were the 3.4 million shares that represent the estimated amount of additional shares that would have been issued if the options that were “in the money” were exercised. For the nine months ended September 30, 2006, the Company’s Series F convertible preferred stock and senior convertible debentures were antidilutive. For the three and nine months ended September 30, 2005, the Company reported a net loss applicable to common stockholders, thus these potential common shares were antidilutive. The table below sets forth the detailed computation of the Company’s basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in thousands, except per share data)

Net income (loss) applicable to common stockholders	$25,943	$(65,850)	$4,254	$(103,425)
Basic net income (loss) applicable to common stockholders per common share:
Net income (loss)	$0.16	$(0.43)	$0.07	$(0.70)
Dividends on preferred stock	(0.01)	(0.02)	(0.04)	(0.05)

Basic net income (loss) applicable to common stockholders per common share	$0.15	$(0.45)	$0.03	$(0.75)

Basic weighted average common shares outstanding	170,482,730	146,485,519	169,996,467	138,173,375

Diluted net income (loss) applicable to common stockholders	$28,368	$(65,850)	$4,254	$(103,425)
Diluted net income (loss) applicable to common stockholders per common share:
Net income (loss)	$0.14	$(0.43)	$0.06	$(0.70)
Dividends on preferred stock	—	(0.02)	(0.04)	(0.05)

Diluted net income (loss) applicable to common stockholders per common share	$0.14	$(0.45)	$0.02	$(0.75)

Diluted weighted average common shares outstanding	203,456,163	146,485,519	173,393,296	138,173,375

10.	Supplemental Condensed Consolidating Financial Information

Set forth below is supplemental condensed consolidating financial information as required by DCC’s indenture for its 8.875% senior notes due 2013, and by the DCS credit facility. The statement of operations information is

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presented without parent recognition of subsidiary results. Included are the condensed consolidating balance sheets of Dobson Communications Corporation as of September 30, 2006 and December 31, 2005, and the statements of operations and statements of cash flows of Dobson Communications Corporation for the nine months ended September 30, 2006 and 2005. Neither DCS, ACC, the non-guarantor subsidiaries, nor any of their subsidiaries guarantee any of DCC’s notes payable. DCC, DCS and its subsidiaries do not guarantee any of ACC’s outstanding debt. Neither DCC, the non-guarantor subsidiaries, nor ACC and its subsidiaries guarantee any of DCS’ outstanding notes payable. However, DCS’ subsidiaries do guarantee DCS’ notes payable. See Note 5 for a description of the Company’s credit facilities and notes payable.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2006

			Non-
			Guarantor
	DCS	ACC	Subsidiaries	Parent	Eliminations	Consolidated
	($ in thousands)
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69,562	$114,127	$24,079	$5,048	$—	$212,816
Short-term investments	1,965	—	—	3,384	—	5,349
Accounts receivable, net	77,650	51,807	16	—	—	129,473
Inventory	14,475	3,990	—	—	—	18,465
Prepaid expenses and other	17,000	5,973	30	—	—	23,003

Total current assets	180,652	175,897	24,125	8,432	—	389,106

PROPERTY, PLANT AND EQUIPMENT, net	322,437	160,211	—	—	—	482,648

OTHER ASSETS:
Net intercompany receivable (payable)	21,874	2,390	55,312	687,590	(767,166)	—
Restricted investments	4,375	22	—	—	—	4,397
Wireless license acquisition costs	1,127,303	706,986	9,676	4,412	—	1,848,377
Goodwill	47,101	583,826	—	1,142	—	632,069
Deferred financing costs, net	11,082	13,651	—	12,639	—	37,372
Customer list, net	12,610	22,750	—	—	—	35,360
Other non-current assets	26,003	18,366	1,280	1,624,373	(1,648,373)	21,649

Total other assets	1,250,348	1,347,991	66,268	2,330,156	(2,415,539)	2,579,224

Total assets	$1,753,437	$1,684,099	$90,393	$2,338,588	$(2,415,539)	$3,450,978

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$52,881	$21,402	$—	$—	$—	$74,283
Accrued expenses	27,363	8,302	(97)	(16)	—	35,552
Accrued interest payable	31,089	15,987	—	22,992	—	70,068
Deferred revenue and customer deposits	17,871	14,255	2,568	—	—	34,694
Accrued dividends payable	—	—	—	4,693	—	4,693
Current portion of credit facilities and notes payable	—	1,000	—	—	—	1,000

Total current liabilities	129,204	60,946	2,471	27,669	—	220,290

OTHER LIABILITIES:
Credit facilities and notes payable, net	1,619,468	1,014,558	—	729,681	(767,166)	2,596,541
Deferred tax liabilities	169,544	154,969	1,411	(86,161)	—	239,763
Deferred gain on disposition of operating assets and other non- current liabilities	36,382	29,281	—	—	—	65,663
SERIES F CONVERTIBLE PREFERRED STOCK	—	—	—	135,695	—	135,695
STOCKHOLDERS’ (DEFICIT) EQUITY	(201,161)	424,345	86,511	1,531,704	(1,648,373)	193,026

Total liabilities and stockholders’ (deficit) equity	$1,753,437	$1,684,099	$90,393	$2,338,588	$(2,415,539)	$3,450,978

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2005

			Non-
			Guarantor
	DCS	ACC	Subsidiaries	Parent	Eliminations	Consolidated
	($ in thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$89,814	$76,611	$21,874	$8,151	$—	$196,450
Accounts receivable, net	78,329	47,269	—	—	—	125,598
Inventory	10,810	5,066	—	—	—	15,876
Prepaid expenses and other	12,572	4,867	10	—	—	17,449

Total current assets	191,525	133,813	21,884	8,151	—	355,373

PROPERTY, PLANT AND EQUIPMENT, net	325,504	158,286	—	—	—	483,790

OTHER ASSETS:
Net intercompany receivable (payable)	10,447	2,778	55,110	698,831	(767,166)	—
Restricted investments	4,489	22	—	—	—	4,511
Wireless license acquisition costs	1,119,640	681,424	9,676	4,412	—	1,815,152
Goodwill	45,362	574,813	—	1,143	—	621,318
Deferred financing costs, net	13,308	13,427	—	13,509	—	40,244
Customer list, net	19,628	41,278	—	—	—	60,906
Other non-current assets	26,450	643	1,368	1,624,373	(1,648,373)	4,461

Total other assets	1,239,324	1,314,385	66,154	2,342,268	(2,415,539)	2,546,592

Total assets	$1,756,353	$1,606,484	$88,038	$2,350,419	$(2,415,539)	$3,385,755

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$86,652	$18,076	$—	$—	$—	$104,728
Accrued expenses	24,242	9,711	(81)	(27)	—	33,845
Accrued interest payable	12,591	37,863	—	13,233	—	63,687
Deferred revenue and customer deposits	16,176	12,680	1,211	—	—	30,067
Accrued dividends payable	—	—	—	8,126	—	8,126

Total current liabilities	139,661	78,330	1,130	21,332	—	240,453

OTHER LIABILITIES:
Credit facilities and notes payable, net	1,592,166	914,794	—	729,681	(767,166)	2,469,475
Deferred tax liabilities	182,574	157,685	1,043	(82,276)	—	259,026
Mandatorily redeemable preferred stock, net	—	—	—	32,793	—	32,793
Deferred gain on disposition of operating assets and other non-current liabilities	37,622	30,743	—	—	—	68,365
SERIES F CONVERTIBLE PREFERRED STOCK	—	—	—	135,695	—	135,695
STOCKHOLDERS’ (DEFICIT) EQUITY	(195,670)	424,932	85,865	1,513,194	(1,648,373)	179,948

Total liabilities and stockholders’ (deficit) equity	$1,756,353	$1,606,484	$88,038	$2,350,419	$(2,415,539)	$3,385,755

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2006

			Non-
			Guarantor
	DCS	ACC	Subsidiaries	Parent	Eliminations	Consolidated
	($ in thousands)
	(Unaudited)

OPERATING REVENUE:
Service revenue	$403,072	$268,607	$—	$—	$—	$671,679
Roaming revenue	121,214	91,974	—	—	—	213,188
Equipment and other revenue	44,456	17,511	—	—	(10,806)	51,161

Total operating revenue	568,742	378,092	—	—	(10,806)	936,028

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	155,702	96,252	—	—	(5,569)	246,385
Cost of equipment	63,645	38,622	—	—	—	102,267
Marketing and selling	72,401	49,260	(387)	—	—	121,274
General and administrative	82,977	63,836	20	—	(5,237)	141,596
Depreciation and amortization	85,331	60,745	130	—	—	146,206
Gain on disposition of operating assets	(2,622)	(2,201)	—	—	—	(4,823)

Total operating expenses	457,434	306,514	(237)	—	(10,806)	752,905

OPERATING INCOME	111,308	71,578	237	—	—	183,123

OTHER (EXPENSE) INCOME:
Interest expense	(115,228)	(72,104)	—	(41,476)	56,147	(172,661)
Loss from extinguishment of debt	(12,549)	—	—	(168)	—	(12,717)
Loss on redemption of mandatorily redeemable preferred stock	—	—	—	(1,482)	—	(1,482)
Dividends on mandatorily redeemable preferred stock	—	—	—	(709)	—	(709)
Other income (expense), net	5,631	(1,333)	778	56,416	(56,147)	5,345

(LOSS) INCOME BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	(10,838)	(1,859)	1,015	12,581	—	899
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(6,980)	—	—	—	—	(6,980)

(LOSS) INCOME BEFORE INCOME TAXES	(17,818)	(1,859)	1,015	12,581	—	(6,081)
Income tax benefit (expense)	12,331	1,273	(368)	3,884	—	17,120

NET (LOSS) INCOME	$(5,487)	$(586)	$647	$16,465	$—	$11,039

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2005

			Non-
			Guarantor
	DCS	ACC	Subsidiaries	Parent	Eliminations	Consolidated
	($ in thousands)
	(Unaudited)

OPERATING REVENUE:
Service revenue	$373,257	$270,120	$—	$—	$—	$643,377
Roaming revenue	111,667	83,342	—	—	—	195,009
Equipment and other revenue	40,151	15,741	—	—	(9,035)	46,857

Total operating revenue	525,075	369,203	—	—	(9,035)	885,243

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	135,728	87,381	—	—	(3,895)	219,214
Cost of equipment	58,902	37,875	—	—	—	96,777
Marketing and selling	61,213	44,271	—	—	—	105,484
General and administrative	83,254	66,715	15	—	(5,140)	144,844
Depreciation and amortization	88,238	62,774	—	—	—	151,012
Gain on disposition of operating assets	(783)	(1,588)	—	—	—	(2,371)

Total operating expenses	426,552	297,428	15	—	(9,035)	714,960

OPERATING INCOME (LOSS)	98,523	71,775	(15)	—	—	170,283

OTHER (EXPENSE) INCOME:
Interest expense	(112,656)	(71,344)	—	(56,604)	56,147	(184,457)
Loss on redemption of mandatorily redeemable preferred stock	—	—	—	(66,383)	—	(66,383)
Dividends on mandatorily redeemable preferred stock	—	—	—	(21,391)	—	(21,391)
Other income (expense), net	5,053	(1,498)	1,169	54,034	(56,147)	2,611

(LOSS) INCOME BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	(9,080)	(1,067)	1,154	(90,344)	—	(99,337)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(6,823)	—	—	—	—	(6,823)

(LOSS) INCOME BEFORE INCOME TAXES	(15,903)	(1,067)	1,154	(90,344)	—	(106,160)
Income tax benefit (expense)	8,369	835	(438)	677	—	9,443

NET (LOSS) INCOME	$(7,534)	$(232)	$716	$(89,667)	$—	$(96,717)

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006

			Non-
			Guarantor
	DCS	ACC	Subsidiaries	Parent	Eliminations	Consolidated
	($ in thousands)
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,487)	$(586)	$647	$16,465	$—	$11,039
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of effects of acquisitions —
Depreciation and amortization	85,331	60,745	130	—	—	146,206
Amortization of bond discounts and deferred financing costs	746	2,554	—	1,103	—	4,403
Deferred income taxes	(12,280)	(1,873)	369	(3,885)	—	(17,669)
Mandatorily redeemable preferred stock dividends	—	—	—	709	—	709
Loss on redemption of mandatorily redeemable preferred stock	—	—	—	1,482	—	1,482
Loss from extinguishment of debt	12,549	—	—	168	—	12,717
Gain on disposition of operating assets	(2,622)	(2,201)	—	—	—	(4,823)
Share-based compensation	—	—	—	5,464	—	5,464
Other operating activities	6,971	35	—	—	—	7,006
Changes in current assets and liabilities —
Accounts receivable	679	(4,537)	(17)	—	—	(3,875)
Inventory	(3,664)	1,076	—	—	—	(2,588)
Prepaid expenses and other	(5,063)	(1,350)	(20)	—	—	(6,433)
Accounts payable	(33,771)	3,326	—	—	—	(30,445)
Accrued expenses	20,212	(23,285)	(17)	10,370	—	7,280
Deferred revenue and customer deposits	1,695	1,575	1,357	—	—	4,627

Net cash provided by operating activities	65,296	35,479	2,449	31,876	—	135,100

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(76,510)	(40,030)	—	—	—	(116,540)
Purchase of wireless licenses and properties	(9,616)	(35,595)	—	—	—	(45,211)
Deposit on FCC licenses	—	(17,000)	—	—	—	(17,000)
(Increase) decrease in receivable-affiliates	(8,433)	(2,607)	(202)	11,242	—	—
Purchase of short-term investments	(1,970)	—	—	(3,383)	—	(5,353)
Other investing activities	488	(718)	(42)	—	—	(272)

Net cash (used in) provided by investing activities	(96,041)	(95,950)	(244)	7,859	—	(184,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities and senior notes	262,500	100,000	—	—	—	362,500
Repurchases of senior notes	(241,989)	—	—	—	—	(241,989)
Distributions to minority interest holders	(7,145)	—	—	—	—	(7,145)
Redemption of mandatorily redeemable preferred stock	—	—	—	(41,683)	—	(41,683)
Preferred stock dividends paid	—	—	—	(4,071)	—	(4,071)
Deferred financing costs	(2,873)	(2,013)	—	(233)	—	(5,119)
Issuance of common stock and other financing activities	—	—	—	3,149	—	3,149

Net cash provided by (used in) financing activities	10,493	97,987	—	(42,838)	—	65,642

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,252)	37,516	2,205	(3,103)	—	16,366
CASH AND CASH EQUIVALENTS, beginning of period	89,814	76,611	21,874	8,151	—	196,450

CASH AND CASH EQUIVALENTS, end of period	$69,562	$114,127	$24,079	$5,048	$—	$212,816

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005

			Non-
			Guarantor
	DCS	ACC	Subsidiaries	Parent	Eliminations	Consolidated
	($ in thousands)
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,534)	$(232)	$716	$(89,667)	$—	$(96,717)
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of effects of acquisitions —
Depreciation and amortization	88,238	62,774	—	—	—	151,012
Amortization of bond discounts and deferred financing costs	1,459	2,537	—	1,502	—	5,498
Deferred income taxes	(8,696)	(821)	438	(677)	—	(9,756)
Mandatorily redeemable preferred stock dividends	—	—	—	21,391	—	21,391
Loss on redemption and repurchases of mandatorily redeemable preferred stock	—	—	—	66,383	—	66,383
Gain on disposition of operating assets	(783)	(1,588)	—	—	—	(2,371)
Other operating activities	6,787	6	—	—	—	6,793
Changes in current assets and liabilities —
Accounts receivable	(25,068)	(12,633)	—	—	—	(37,701)
Inventory	1,623	698	—	—	—	2,321
Prepaid expenses and other	(7,009)	(896)	(5)	—	—	(7,910)
Accounts payable	12,880	4,508	—	56	—	17,444
Accrued expenses	15,613	(22,234)	57	2,951	—	(3,613)
Deferred revenue and customer deposits	651	(96)	—	—	—	555

Net cash provided by operating activities	78,161	32,023	1,206	1,939	—	113,329

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(76,972)	(36,266)	—	—	—	(113,238)
Purchase of wireless licenses and properties	(1,311)	(15,175)	—	—	—	(16,486)
Proceeds from the sale of assets	50,619	30,948	—	—	—	81,567
(Increase) decrease in receivable-affiliates	(5,630)	2,981	(50,212)	52,861	—	—
Increase in restricted cash	—	—	—	(294,000)	—	(294,000)
Investment in Wireless Investment Inc.	(24,000)	—	24,000	—	—	—
Sales of marketable securities	39,000	—	—	—	—	39,000
Other investing activities	(1,178)	(289)	—	—	—	(1,467)

Net cash used in investing activities	(19,472)	(17,801)	(26,212)	(241,139)	—	(304,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities and senior notes	—	—	—	300,000	—	300,000
Distributions to minority interest holders	(6,004)	—	—	—	—	(6,004)
Exchange offer financing costs	—	—	—	(52,674)	—	(52,674)
Maturities of restricted investments	6,002	—	—	—	—	6,002
Issuance of common stock and other financing activities	(521)	(27)	—	(3,583)	—	(4,131)

Net cash (used in) provided by financing activities	(523)	(27)	—	243,743	—	243,193

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	58,166	14,195	(25,006)	4,543	—	51,898
CASH AND CASH EQUIVALENTS, beginning of period	47,427	41,489	48,303	2,665	—	139,884

CASH AND CASH EQUIVALENTS, end of period	$105,593	$55,684	$23,297	$7,208	$—	$191,782

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Subsequent Event

On October 19, 2006, the Company, through its subsidiary, ACC, made the final payment on 85 licenses for which ACC was the winning bidder in the FCC’s Auction 66. These licenses, which are located in portions of Alaska, Kansas, Kentucky, Maryland, Michigan, Minnesota, Missouri, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Texas, Virginia, West Virginia and Wisconsin, add incremental service areas to the Company’s current coverage, as well as additional spectrum in areas that the Company currently serves in order to have capacity for increased voice and data transmission. The cost to the Company for these licenses was approximately $65.9 million, of which $17.0 million had been placed as a deposit on September 30, 2006. Licensing from the FCC should occur by the first quarter of 2007. Cash used for these transactions came from cash flows from operations, cash on hand and cash obtained under the credit facility obtained by the Company’s subsidiary, ACC.

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

Our operations are encompassed in our two wholly owned primary subsidiaries, DCS and ACC. ACC does not guarantee any debt or other obligations of DCS or us, and DCS and we do not guarantee any debt or other obligations of ACC.

ACC is required to file with the Securities and Exchange Commission a Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. While we provide you with much of ACC’s financial and operational information, we refer you to ACC’s Quarterly Report on Form 10-Q for ACC’s financial and operational results.

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

FCC Auction 66

On October 19, 2006, ACC made the final payment on 85 licenses for which it was the winning bidder in the FCC’s Auction 66. These licenses, which are located in portions of Alaska, Kansas, Kentucky, Maryland, Michigan, Minnesota, Missouri, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Texas, Virginia, West Virginia and Wisconsin, add incremental service areas to our current coverage, as well as additional spectrum in areas that we currently serve in order to have capacity for increased voice and data transmission. The cost for these licenses was approximately $65.9 million, of which $17.0 million had been placed on deposit as of September 30, 2006. Licensing from the FCC should occur by the first quarter of 2007. Cash used for these transactions came from cash flows from operations, cash on hand and cash obtained under ACC’s credit facility.

Acquisition of Highland Cellular LLC

On October 5, 2006, ACC acquired Highland Cellular LLC, which provides wireless service to West Virginia 7 RSA and four adjacent counties in West Virginia 6 RSA and Virginia 2 RSA. In addition, Highland Cellular owns

PCS wireless spectrum in Virginia and West Virginia. The currently served markets and additional spectrum are primarily south of markets that we own and operate in western Maryland, southern Ohio, southern Pennsylvania and West Virginia. Upon completion of the merger, Highland Cellular became a wholly owned subsidiary of ACC. The total purchase price for Highland Cellular was approximately $95 million. This purchase increased our population coverage by approximately 357,100 and our subscriber base by approximately 50,000.

As a result of the completion of this transaction, our consolidated financial statements will only include the operating results from Highland Cellular beginning October 5, 2006.

Acquisitions in Alaska

On August 2, 2006, DCS completed the purchase of the wireless assets in Kodiak, Alaska of New Horizons Telecom, Inc. and Kodiak Electric Association, Inc. and the wireless assets in Nome, Alaska of Sitnasuak Native Corporation and SNC Telecommunications, Inc. The total purchase price for these assets was approximately $2.1 million. These purchases increased our population coverage in Alaska by approximately 13,500 and our subscriber base by approximately 1,400.

As a result of the completion of this transaction, our consolidated financial statements only include the operating results from these purchases beginning August 2, 2006.

Acquisition of Texas 15 RSA

On May 30, 2006, ACC purchased the non-spectrum assets of Texas 15 RSA. In addition, on June 29, 2006, ACC closed on the additional PCS wireless spectrum in the Texas counties of Brown, Comanche, Mills and Tom Green after receiving FCC approval. The total purchase price for these assets was approximately $25.4 million. These purchases increased our population coverage in Texas by approximately 208,200 and our subscriber base by less than one thousand subscribers.

As a result of the completion of this transaction, our consolidated financial statements only include the operating results from Texas 15 RSA beginning May 30, 2006.

Acquisition of Pennsylvania 4 RSA

On September 13, 2005, ACC acquired the non-license wireless assets of Endless Mountains Wireless, LLC in Pennsylvania 4 RSA. We operated Endless Mountains’ licensed 850 MHz spectrum under a spectrum manager lease until we were granted FCC approval and acquired the spectrum on June 13, 2006. The total purchase price for all of the assets acquired, including the FCC license, was approximately $12.2 million.

As a result of the completion of this transaction, our consolidated financial statements only include the operating results from Pennsylvania 4 RSA beginning September 13, 2005.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

The following table summarizes our key operating data for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Market population(1)	12,052,700	11,854,000	12,052,700	11,854,000
Ending subscribers	1,588,600	1,565,900	1,588,600	1,565,900
Market penetration(2)	13.2%	13.2%	13.2%	13.2%
Post-paid and pre-paid gross subscriber additions(3)	125,400	106,400	345,700	311,300
Gross subscriber additions	139,500	131,400	392,700	384,900
Average subscribers	1,575,100	1,577,500	1,556,800	1,588,600
Average monthly service revenue per subscriber(4)	$49	$47	$48	$45
Average monthly post-paid churn(5)	1.9%	2.8%	2.0%	2.5%

(1)	Represents the population in our licensed areas for the period indicated. The results are based upon the 2003 population estimates provided by MapInfo Corporation, a location software company, adjusted to exclude those portions of our RSAs and metropolitan statistical areas not covered by our licenses.

(2)	Market penetration is calculated by dividing ending subscribers by market population.

(3)	Represents our gross subscriber additions added during the period, excluding reseller additions. We typically do not incur commission and equipment costs or receive equipment revenue from reseller additions.

(4)	Average monthly service revenue per subscriber is calculated by dividing service revenue by average subscribers and dividing by the number of months in the period. We exclude roaming revenue from this calculation, since roaming revenue is not derived from our subscribers.

(5)	Average monthly post-paid churn represents the percentage of the post-paid subscribers that deactivate service each month. The calculation divides the total post-paid deactivations during the period by the average post-paid subscribers for the period.

Basis of Presentation

The following table sets forth the components of our results of operations for the periods indicated:

					Percentage
					Change
					Three	Nine
					Months	Months
					Ended	Ended
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	September 30,
	2006	2005	2006	2005	‘06 vs. ‘05	‘06 vs. ‘05
	($ in thousands)		($ in thousands)

Operating Revenue:
Service revenue	$232,324	$221,311	$671,679	$643,377	5.0%	4.4%
Roaming revenue	87,365	80,430	213,188	195,009	8.6%	9.3%
Equipment and other revenue	16,681	14,078	51,161	46,857	18.5%	9.2%

Total operating revenue	336,370	315,819	936,028	885,243	6.5%	5.7%

Operating Expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	88,809	77,950	246,385	219,214	13.9%	12.4%
Cost of equipment	33,152	32,156	102,267	96,777	3.1%	5.7%
Marketing and selling	42,155	35,535	121,274	105,484	18.6%	15.0%
General and administrative	47,527	50,725	141,596	144,844	(6.3)%	(2.2)%
Depreciation and amortization	47,776	49,102	146,206	151,012	(2.7)%	(3.2)%
Gain on disposition of operating assets	(1,566)	(1,432)	(4,823)	(2,371)	9.4%	103.8%

Total operating expenses	257,853	244,036	752,905	714,960	5.7%	5.3%

Operating income	78,517	71,783	183,123	170,283	9.4%	7.5%

Interest expense	(57,840)	(62,457)	(172,661)	(184,457)	(7.4)%	(6.4)%
Loss from extinguishment of debt	—	—	(12,717)	—	*	*
Loss on redemption and repurchases of mandatorily redeemable preferred stock	—	(66,383)	(1,482)	(66,383)	*	*
Dividends on mandatorily redeemable preferred stock	—	(5,464)	(709)	(21,391)	*	*
Other income, net	1,810	2,633	5,345	2,611	(31.3)%	104.7%
Minority interest in income of subsidiaries	(2,447)	(2,347)	(6,980)	(6,823)	4.3%	2.3%
Income tax benefit (expense)	7,939	(1,196)	17,120	9,443	*	*

Net income (loss)	$27,979	$(63,431)	$11,039	$(96,717)	*	*

*	Calculation is not meaningful.

Subscribers

Our subscriber base comprises three types of subscribers: post-paid, reseller and pre-paid. Our post-paid subscribers accounted for 87.5% of our subscriber base at September 30, 2006 and 88.9% at September 30, 2005. These subscribers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these subscribers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller subscribers are similar to our post-paid subscribers in that they pay monthly fees to utilize our network and services. However, these subscribers are billed by a third-party, which we refer to as a reseller, who has effectively resold our service to the end user, which we refer to as a subscriber. We in turn bill the reseller for the monthly usage of the subscriber. Our reseller base accounted for 6.9% of our total subscriber base at September 30, 2006 and 7.3% at September 30, 2005. Our pre-paid subscribers, which are subscribers that pre-pay for an agreed upon amount of usage, accounted for 5.6% of our subscriber base at September 30, 2006 and 3.8% at September 30, 2005.

During the nine months ended September 30, 2006, we continued to experience an increase in our post-paid and pre-paid gross subscriber additions as a result of several factors, including improvements in our network, attractive promotions, expanded line-up of handsets and calling plans that differentiate us throughout our markets. Most of these improvements stemmed from our deployment of GSM/GPRS/EDGE in our networks during 2004 and 2005. As of September 30, 2006, GSM subscribers accounted for 85.8% of our subscriber base, compared to 58.2% as of September 30, 2005.

Churn rates decreased for the nine months ended September 30, 2006. During the last half of 2004 and all of 2005, we had experienced an increase in churn, primarily as a result of two factors impacting our business. First, we experienced challenges operating both a Time Division Multiple Access, or TDMA, and GSM/GPRS/EDGE network and in managing the migration of our customer base from TDMA to GSM. These operational challenges have impacted the level of customer satisfaction with our service in certain of our markets. We have implemented several initiatives that have improved, and should continue to improve, the quality of our networks. Second, we have been impacted by Wireless Local Number Portability, or WLNP, which allows customers to keep their wireless phone number in their local area when switching to a different service provider. In the future, churn could be adversely affected by additional network issues, WLNP or other factors that might impact the competitiveness of our service.

Operating Revenue

Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

Service revenue

We derive service revenue by providing wireless services to our customers. With the deployment of our GSM/GPRS/EDGE technology in the last half of 2004, we have experienced increases in our average monthly service revenue per subscriber, or ARPU, from prior levels, primarily as a result of additional voice and data services available with this technology. In addition, we have applied for federal Eligible Telecommunications Carrier, or ETC, designation in certain states in which we provide wireless service to qualifying high cost areas. Success in obtaining ETC status has and may continue to make available to us an additional source of revenue that would be used to provide, maintain and improve the service we provide in those high-cost areas, thus also increasing our ARPU. ETC revenue totaled approximately $13.7 million for the three months ended September 30, 2006 and $5.5 million for the three months ended September 30, 2005 and approximately $39.1 million for the nine months ended September 30, 2006 and $13.4 million for the nine months ended September 30, 2005. ARPU tends to be impacted by seasonality. Historically, we have experienced higher ARPU in the spring and summer months, as users tend to travel more and, therefore, use their wireless phones more. We believe ARPU will continue to grow, primarily by increased data usage and increased ETC revenue, into 2007.

For the three and nine months ended September 30, 2006, our service revenue increased compared to the three and nine months ended September 30, 2005. This increase in our service revenue was primarily attributable to an increase in average monthly service revenue per subscriber as a result of the continued migration of our subscribers to our GSM/GPRS/EDGE offerings and additional ETC revenue.

Roaming revenue

We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming revenue has traditionally had higher margins than revenue from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, our roaming margins have been declining due to increased market pressures and competition among wireless providers resulting in reduced roaming rates. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes-of-use) was

$0.103 for the three months ended September 30, 2006 compared to $0.120 for the three months ended September 30, 2005 and $0.102 for the nine months ended September 30, 2006 compared to $0.123 for the nine months ended September 30, 2005. We expect our roaming yield to continue to decline through 2008 as a result of scheduled rate reductions included in our current roaming contract with Cingular Wireless. Cingular Wireless is our most significant roaming partner, accounting for approximately 85% of our roaming minutes-of-use for the nine months ended September 30, 2006 and approximately 90% for the nine months ended September 30, 2005. Though the Cingular Wireless contract provides for decreasing rates over time, we believe this roaming contract is beneficial because it secures existing traffic and provides opportunity for a continuing increase in traffic volumes. Roaming revenue tends to be impacted by seasonality. Historically, we have experienced higher roaming minutes-of-use and related roaming revenue in the spring and summer months, as users tend to travel more and, therefore, use their wireless phones more.

For the three and nine months ended September 30, 2006, our roaming revenue increased compared to the three and nine months ended September 30, 2005. When comparing the three months ended September 30, 2006 to the three months ended September 30, 2005, this increase was a result of a 26.4% increase in roaming minutes due to expanded coverage areas and increased usage, offset in part by a 14.1% decline in our roaming revenue per minute-of-use as contractual rates were lower for the three months ended September 30, 2006, compared to the same period in 2005. When comparing the nine months ended September 30, 2006 to the nine months ended September 30, 2005, this increase was a result of a 32.1% increase in roaming minutes due to expanded coverage areas and increased usage, offset in part by a 17.2% decline in our roaming revenue per minute-of-use as contractual rates were lower for the nine months ended September 30, 2006, compared to the same period in 2005.

Equipment and other revenue

Equipment revenue is revenue from selling wireless equipment to our subscribers. Equipment revenue is recognized when the equipment is delivered to the customer. Other revenue is primarily related to residual payments under various agreements between us and the former AT&T Wireless and rental revenue.

The following table sets forth the results of the components of our equipment and other revenue for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	($ in thousands)				($ in thousands)

Equipment revenue	$14,866	89.1%	$12,435	88.3%	$45,644	89.2%	$36,412	77.7%
Other revenue	1,815	10.9%	1,643	11.7%	5,517	10.8%	10,445	22.3%

Total equipment and other revenue	$16,681	100.0%	$14,078	100.0%	$51,161	100.0%	$46,857	100.0%

For the three and nine months ended September 30, 2006, our equipment revenue increased compared to the three and nine months ended September 30, 2005. This increase was the result of an increase in post-paid and pre-paid gross subscriber additions and an increase in the sales mix of higher priced, higher quality handsets.

For the three months ended September 30, 2006, our other revenue increased compared to the three months ended September 30, 2005. For the nine months ended September 30, 2006, our other revenue decreased compared to the nine months ended September 30, 2005. When comparing the three months ended September 30, 2006 to the three months ended September 30, 2005, this increase was primarily the result of an increase of approximately $0.3 million related to residual payments under various agreements between us and the former AT&T Wireless slightly offset by a decrease in rental revenue due to our tower sale and leaseback transactions during 2005. When comparing the nine months ended September 30, 2006 to the nine months ended September 30, 2005, this decrease was primarily the result of a decrease of approximately $4.4 million related to residual payments under various agreements between us and the former AT&T Wireless due to the initial payment of $7.8 million during the second quarter of 2005, and a decrease of approximately $0.5 million in rental revenue due to our tower sale and leaseback transactions during 2005. We will continue to receive certain formula-based residual payments in connection with the AT&T Wireless settlement through mid-2008, at the latest.

Operating Expenses

Our primary operating expense categories include cost of service, cost of equipment, marketing and selling costs, general and administrative costs, depreciation and amortization and gain on disposition of operating assets.

Cost of service

Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets, referred to as “roaming” costs. During 2005 we signed a new roaming contract with Cingular Wireless, our primary roaming partner, which reduced our roaming cost per minute-of-use effective April 9, 2005 to a flat-rate that will remain constant through mid-2009. While future rates charged by third-party providers may continue to decrease, we expect our overall growth in off-network minutes-of-use to grow at a rate faster than per minute costs will decline. Therefore, we expect that our roaming costs may continue to increase in future periods. In addition, as a result of the sale and leaseback of 564 of our towers in 2005, we expect our leasing costs to continue to increase relative to prior periods in 2005, thus increasing our total cost of service.

The following table sets forth the results of the components of our cost of service for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	($ in thousands)				($ in thousands)

Network and other operating costs	$66,466	74.8%	$59,267	76.0%	$185,043	75.1%	$162,707	74.2%
Roaming costs	22,343	25.2%	18,683	24.0%	61,342	24.9%	56,507	25.8%

Total cost of service	$88,809	100.0%	$77,950	100.0%	$246,385	100.0%	$219,214	100.0%

For the three and nine months ended September 30, 2006, our network costs, which are the costs we incur in operating our wireless network and providing service to our customers, increased compared to the three and nine months ended September 30, 2005. When comparing the three months ended September 30, 2006 to the three months ended September 30, 2005, this increase is a result of an increase in rent expense of approximately $2.8 million primarily related to our tower sale and leaseback transactions during 2005, with the remaining increase resulting from providing more service features, such as handset replacement coverage and wireless Internet, and the addition of new circuits and cell sites related to our GSM/GPRS/EDGE network. When comparing the nine months ended September 30, 2006 to the nine months ended September 30, 2005, this increase is a result of an increase in rent expense of approximately $10.8 million primarily related to our tower sale and leaseback transactions during 2005, with the remaining increase resulting from providing more service features, such as handset replacement coverage and wireless Internet, and the addition of new circuits and cell sites related to our GSM/GPRS/EDGE network.

For the three and nine months ended September 30, 2006, our roaming costs increased compared to the three and nine months ended September 30, 2005. When comparing the three months ended September 30, 2006 to the three months ended September 30, 2005, this increase is primarily a result of a 42.6% increase in the minutes used by our customers on third-party wireless providers’ networks, offset in part by a 16.1% decrease in roaming costs per minute-of-use, as contractual rates were lower in the third quarter of 2006 compared to the same period in 2005. When comparing the nine months ended September 30, 2006 to the nine months ended September 30, 2005, this increase is primarily a result of a 46.8% increase in the minutes used by our customers on third-party wireless providers’ networks, offset in part by a 26.1% decrease in roaming costs per minute-of-use, as contractual rates were lower in the nine months ended September 30, 2006 compared to the same period in 2005.

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

For the three and nine months ended September 30, 2006, our cost of equipment increased compared to the three and nine months ended September 30, 2005. The increase in cost of equipment is due to an increase in post-paid and pre-paid gross subscriber additions and an increase in the sales mix of higher priced, higher quality handsets.

Marketing and selling costs

Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell wireless products and services. We pay commissions to sales personnel and independent dealers for new business generated and re-signing existing customers.

For the three and nine months ended September 30, 2006, our marketing and selling costs increased compared to the three and nine months ended September 30, 2005. The increase was primarily due to additional commissions paid for increased post-paid and pre-paid gross subscriber additions and an increase in customer re-signs, as well as the addition of sales and marketing management personnel.

General and administrative costs

Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections and corporate administration.

For the three and nine months ended September 30, 2006, our general and administrative costs decreased compared to the three and nine months ended September 30, 2005. When comparing the three months ended September 30, 2006 to the three months ended September 30, 2005, this decrease in our general and administrative costs was primarily attributable to the decrease in bad debt expense of approximately $3.6 million and by efficiencies gained from centralizing administrative functions, partially offset by an increase of approximately $1.4 million related to share-based compensation expense associated with the adoption of SFAS No. 123(R) on January 1, 2006. When comparing the nine months ended September 30, 2006 to the nine months ended September 30, 2005, this decrease in our general and administrative costs was primarily attributable to the decrease in costs related to the restructuring of our call center operations during 2005, a decrease in bad debt expense of approximately $2.3 million and by efficiencies gained from centralizing administrative functions, partially offset by an increase of approximately $4.7 million related to share-based compensation expense associated with the adoption of SFAS No. 123(R) on January 1, 2006.

Depreciation and amortization

Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of certain identifiable intangible assets. However, we do not amortize our wireless license acquisition costs or goodwill. Rather, these assets are subject to periodic evaluations for impairment. During the remainder of 2006, we expect increases in depreciation and amortization as a result of newly acquired or constructed assets will mostly be offset as older assets become fully depreciated.

For the three and nine months ended September 30, 2006, our depreciation and amortization expense decreased slightly compared to the three and nine months ended September 30, 2005, primarily as a result of our tower sale and leaseback transactions during 2005.

Gain on disposition of operating assets

Our gain on disposition of operating assets during 2006 and 2005 was a result of the sale and leaseback of 564 of our towers during 2005. The deferred gain from the sale is being recognized over the lease term of ten years. We expect to recognize a gain of approximately $6.3 million per year over the life of the lease.

Non-Operating Results

Interest expense

For the three and nine months ended September 30, 2006, our interest expense decreased compared to the three and nine months ended September 30, 2005. This is due to a decrease in our average interest rate of our notes payable due to the October 2005 refinancing of $299.0 million of our senior notes which bore interest at 10.875% in exchange for $150.0 million principal amount of senior floating rate notes that bear interest at the rate per annum equal to LIBOR plus 4.25% and $160.0 million principal amount of senior convertible debentures that bear interest at 1.50% per annum. In addition, on May 23, 2006, DCS, completed a private offering of $250.0 million aggregate principal amount of 8.375% Series B first priority senior secured notes due 2011 and on June 5, 2006, completed the redemption of $234.4 million aggregate principal amount of first priority senior secured floating rate notes that bear interest at the rate per annum, reset quarterly, equal to LIBOR plus 4.75%.

Loss from extinguishment of debt

For the nine months ended September 30, 2006, our loss from extinguishment of debt is the result of the redemption of $234.4 million aggregate principal amount of our first priority senior secured floating rate notes due 2011 (described below).

Loss on redemption and repurchases of mandatorily redeemable preferred stock

For the nine months ended September 30, 2006, our loss on redemption and repurchases of mandatorily redeemable preferred stock is the result of the redemption of our remaining mandatorily redeemable preferred stock on March 1, 2006 (described below). During the three and nine months ended September 30, 2005, our loss on redemption and repurchases of mandatorily redeemable preferred stock is due to the exchange of 167,356 shares of preferred stock for 28,249,729 newly issued shares of Class A common stock and $50.2 million in cash as a result of the completion of our exchange offer on August 23, 2005.

Dividends on mandatorily redeemable preferred stock

For the three and nine months ended September 30, 2006, our dividends on mandatorily redeemable preferred stock decreased compared to the three and nine months ended September 30, 2005. The decrease in mandatorily redeemable preferred stock dividends is the result of the reduction in the number of shares of our mandatorily redeemable preferred stock outstanding due to repurchases of our mandatorily redeemable preferred stock during 2005 and from the redemption of our remaining mandatorily redeemable preferred stock on March 1, 2006.

Other income (expense), net

For the three months ended September 30, 2006, our other income decreased compared to the three months ended September 30, 2005. For the nine months ended September 30, 2006, our other income increased compared to the nine months ended September 30, 2005. When comparing the three months ended September 30, 2006 to the three months ended September 30, 2005, this decrease was a result of a decrease in interest income during the three months ended September 30, 2006, from reduced invested cash balances. When comparing the nine months ended September 30, 2006 to the nine months ended September 30, 2005, this increase was a result of the effect of the write-off of the cost of our proposed preferred stock exchange offer, which expired in March 2005 without the minimum tender condition being satisfied, and an increase in interest income during the nine months ended September 30, 2006 due to higher interest rates.

Income tax benefit (expense)

For the three and nine months ended September 30, 2006, our income tax benefit increased compared to the three and nine months ended September 30, 2005. This increase was the result of us decreasing our valuation allowance by approximately $13.8 million during 2006, primarily from the determination of certain tax attributes. In addition, during 2006, as a result of changes in certain state corporate tax statutes and other items, we reduced our total deferred tax liability by approximately $2.0 million.

LIQUIDITY AND CAPITAL RESOURCES

We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, and when necessary, bank debt and the sale of debt and equity securities. Although we cannot provide assurance, assuming successful implementation of our strategy, including the continuing development of our wireless systems and significant and sustained growth in our cash flows, we believe that our cash, cash equivalents, short-term investments on hand (detailed below), our availability under the DCS revolving line of credit, our availability under the ACC credit facility and cash flows from operations will be sufficient to satisfy our currently expected capital expenditures, working capital and debt service obligations over the next few years. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and the regulatory, technological and competitive developments that may arise.

We may have to refinance our notes at their final maturities, which begin in 2011. Sources of additional financing may include commercial bank borrowings, vendor financing and the issuance of equity or debt securities. Some or all of these financing options may not be available to us in the future, because these sources are influenced by our financial performance and condition, along with certain other factors that are beyond our control, such as economic events, technological changes and business trends and developments. Thus, if at any time financing is not available on acceptable terms, it could have a material adverse effect on our business and financial condition.

Working Capital and Net Cash Flow

	September 30,	December 31,	Percentage
	2006	2005	Change
	($ in thousands)

Cash and cash equivalents	$212,816	$196,450	8.3%
Short-term investments	5,349	—	*
Other current assets	170,941	158,923	7.6%

Total current assets	389,106	355,373	9.5%

Current liabilities	220,290	240,453	(8.4)%

Working capital	$168,816	$114,920	46.9%

Ratio of current assets to current liabilities	1.8:1	1.5:1

*	Calculation is not meaningful.

Our net cash provided by operating activities totaled $135.1 million for the nine months ended September 30, 2006 compared to $113.3 million for the nine months ended September 30, 2005. The increase was primarily due to increased operating income, which generated more net cash receipts for the nine months ended September 30, 2006 compared to the same period in 2005. For additional analysis of the changes impacting operating income, see “Results of Operations for the Three and Nine Months Ended September 30, 2006 and September 30, 2005.” We expect that any future improvements in cash provided by operating activities will primarily be driven by improvements in operating income.

We used cash in investing activities for the nine months ended September 30, 2006 and 2005. Investing activities are primarily related to capital expenditures, purchases of wireless licenses and properties and purchases and sales of marketable securities. We typically expect to use cash in investing activities for the foreseeable future as we continue to develop our network or acquire additional networks. Our net cash used in investing activities for the nine months ended September 30, 2006 primarily related to capital expenditures of $116.5 million and the purchase of wireless assets in Texas 15 RSA and Nome and Kodiak, Alaska, as well as additional PCS wireless spectrum. Our net cash used in investing activities for the nine months ended September 30, 2005 related to an increase in restricted cash from our new notes and convertible debentures issued in September 2005, capital expenditures of $113.2 million and the purchase of Pennsylvania 4 RSA’s wireless assets, partially offset by proceeds from the sale of 507 towers on June 30, 2005 and sales of marketable securities. On October 17, 2005, we used the restricted cash, along with cash on hand, to redeem our 10.875% senior notes.

We received cash from financing activities for the nine months ended September 30, 2006 and 2005. Cash received from financing activities for the nine months ended September 30, 2006 primarily related to proceeds from our new 8.375% Series B first priority senior secured notes due 2011 and borrowings under ACC’s new credit facility (described below) partially offset by the repurchase of $234.4 million aggregate principal amount of our first priority senior secured floating rate notes and the redemption of our remaining mandatorily redeemable preferred stock on March 1, 2006. Cash received from financing activities for the nine months ended September 30, 2005 primarily related to our new notes and convertible debentures issued in September 2005, partially offset by financing costs related to our exchange offer during 2005, deferred financing costs related to our new notes and convertible debentures issued in September 2005 and distributions to minority interest holders. Financing activities are typically related to proceeds from our credit facilities and notes payable, repayments of our credit facilities and notes payable, deferred financing costs associated with our credit facilities and notes payable and purchases of debt and equity securities. For future expected payments of our credit facilities and notes payable, which will effect our financing activities, see the “Contractual Obligations” table included in our Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Capital Resources

Credit Facilities

DCS Senior Secured Credit Facility

DCS’ senior secured credit facility, which matures on October 23, 2008, consists of a $75.0 million senior secured revolving credit facility.

The DCS credit facility is guaranteed by us, DOC and DOC Lease Co LLC, and is secured by first and second priority security interests in all of the tangible and intangible assets of DCS. The DCS credit facility is not guaranteed by ACC or any of its subsidiaries. As of September 30, 2006 and 2005, we had no borrowings under this credit facility.

Under specified terms and conditions, including covenant compliance, the amount available under the DCS credit facility may be increased by an incremental facility of up to $200.0 million. We have the right to make up to four requests to increase the amount of the credit facility; such request must be made at least 12 months prior to the credit termination date. Any incremental facility must have a weighted average life and maturity not shorter than the existing debt under the DCS credit facility.

The DCS credit facility agreement contains covenants that, subject to specified exceptions, limit the ability of DCC, DCS and their subsidiaries (other than ACC and its subsidiaries) to:

•	make capital expenditures;

•	sell or dispose of assets;

•	incur additional debt;

•	create liens;

•	merge with or acquire other companies;

•	engage in transactions with affiliates, including dividend restrictions; and

•	make loans, advances or stock repurchases.

ACC Senior Secured Credit Facility

On August 8, 2006, ACC, entered into a new senior secured credit facility consisting of:

•	a 5-year $50.0 million senior secured revolving credit facility;

•	a 7-year $100.0 million senior secured multiple draw term loan facility; and

•	a 7-year $100.0 million senior secured delayed draw term loan facility.

In connection with this new senior secured credit facility, ACC Holdings, LLC, a new holding company for ACC, was formed. The credit facility is guaranteed by ACC Holdings and each of ACC’s direct domestic subsidiaries (other than Alton CellTel Partnership) and is secured by a first priority security interest in substantially all of the tangible and intangible assets of ACC, its direct domestic subsidiaries (other than Alton CellTel Partnership) and ACC Holdings as well as by a pledge of ACC’s capital stock and the capital stock of its subsidiaries.

Interest on the credit facility is currently based on a LIBOR formula plus a spread.

The term loans under the multiple draw facility were made available as follows: (i) $50 million was drawn at the closing of the credit agreement, on August 8, 2006, and (ii) $50 million was drawn on September 29, 2006. Therefore, as of September 30, 2006, $100.0 million was outstanding under this credit facility. The delayed draw term facility may be drawn upon up to three times prior to the first anniversary of the credit agreement closing.

Under specified terms and conditions, including covenant compliance, the amount available under the credit facility may be increased by an incremental facility so long as, after giving effect thereto, (i) ACC’s ratio of consolidated secured debt to EBITDA does not exceed 2.75 to 1.00 and (ii) ACC’s ratio of consolidated debt to EBITDA does not exceed 6.50 to 1.00.

Under the credit facility, there are mandatory scheduled principal or amortization payments of the term loan facility and no reductions in commitments under the revolving credit facility. Each term loan facility will amortize in an amount equal to 0.25% per fiscal quarter ending December 31, 2006 through June 30, 2012, with the balance due at maturity. The revolving credit facility is scheduled to mature in August 2011 and the term loan facilities are scheduled to mature in August 2013. However, if ACC has not refinanced or repaid its 10.0% senior notes by February 1, 2011, then the revolving credit facility and the term loan facilities will mature on February 1, 2011.

ACC also is required to make mandatory reductions of the credit facility with the net cash proceeds received from certain issuances of debt and upon any material sale of assets by ACC and its subsidiaries.

The credit agreement contains covenants that, subject to specified exceptions, limit ACC’s ability to:

•	make capital expenditures;

•	sell or dispose of assets;

•	incur additional debt;

•	create liens;

•	merge with or acquire other companies;

•	pay dividends;

•	engage in transactions with affiliates;

•	make loans, investments, advances or stock repurchases;

•	prepay certain debt;

•	amend certain material agreements; and

•	undergo a change of control.

Notes Payable

DCS Series B First Priority Senior Secured Notes

On May 23, 2006, DCS completed a private offering of $250.0 million aggregate principal amount of 8.375% Series B first priority senior secured notes due 2011. The notes are guaranteed on a senior basis by us, DOC and DCS’ wholly owned subsidiaries, and the notes and guarantees are secured by liens on the capital stock of DOC and DCS and on substantially all of the assets of DOC, DCS and DCS’ subsidiaries that guarantee the notes, other than excluded assets (as defined in the indenture for the notes). The notes and guarantees rank pari passu in right of payment with existing and future senior indebtedness of DCS and the guarantors, and senior to all existing and future subordinated indebtedness of DCS and the guarantors.

The net proceeds from the offering were used to purchase approximately $234.4 million aggregate principal amount of DCS’ first priority senior secured floating rate notes due 2011 tendered pursuant to DCS’ previously completed tender offer and consent solicitation. We recorded a loss of approximately $12.7 million ($7.9 million, net of tax) upon the redemption of these notes.

The indentures related to all of our senior notes contain certain covenants including, but not limited to, covenants that limit our ability and that of our restricted subsidiaries to:

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

ACC and its subsidiaries are unrestricted subsidiaries for purposes of our indentures and DCS’ indentures, meaning they are not subject to certain covenants. For additional information regarding our credit facilities, notes and debentures, see Note 5 to our condensed consolidated financial statements.

Redemption of Notes

On November 7, 2006, DCS redeemed the remaining $15.6 million in outstanding first priority senior secured floating rate notes due 2011. The redemption price equaled 102.000% of the principal amount plus accrued interest. We anticipate that we will recognize a loss of approximately $0.5 million during the fourth quarter of 2006 due to the redemption of the notes.

Preferred Stock

On March 1, 2006, we redeemed and cancelled all remaining outstanding shares of our 12.25% senior exchangeable preferred stock and our 13% senior exchangeable preferred stock. The cash redemption price for the 12.25% preferred stock was $1,220.38 per share, which represented 100% of the liquidation preference, plus an amount in cash equal to all accumulated and unpaid dividends (including applicable interest for unpaid dividends) up to, but not including, the redemption date. The cash redemption price for the 13% preferred stock was $1,270.98 per share, which represented 104.333% of the liquidation preference, plus an amount in cash equal to all accumulated and unpaid dividends (including applicable interest for unpaid dividends) up to, but not including, the redemption date. We recorded a loss of approximately $1.4 million during 2006 as a result of these redemptions.

On August 23, 2005, we completed a private exchange offer and a publicly registered exchange offer with holders of our 12.25% senior exchangeable preferred stock and our 13% senior exchangeable preferred stock. In connection with the exchange offer, we issued 28,249,729 shares of Class A common stock and paid $50.2 million in cash for an aggregate of 167,356 shares of preferred stock. We incurred a loss of approximately $66.4 million on this transaction.

During August 2003, in conjunction with the ACC reorganization, we issued 686,201 shares of our Series F preferred stock having an aggregate liquidation preference of $122.5 million and convertible into a maximum of 14.0 million shares of our Class A common stock, plus $48.7 million in cash and 44.2 million shares of our Class A common stock to the former holders of $681.9 million principal amount of ACC’s outstanding 9.5% senior subordinated notes due 2009 and their advisors. On September 12, 2005, we issued 48,036 shares of Series F preferred stock as payment in kind for dividends due on October 15, 2004 and April 15, 2005 on our outstanding Series F preferred stock. We also paid accrued interest on those dividends. On October 15, 2005, we issued 25,680 shares of Series F preferred stock as payment in kind for dividends due October 15, 2005 on our outstanding Series F preferred stock. Therefore, as of September 30, 2006 our outstanding Series F preferred stock has an aggregate liquidation preference of $135.7 million, plus accrued dividends.

On September 21, 2006, we declared a 6% cash dividend on our outstanding Series F convertible preferred stock. The dividend was paid on October 15, 2006 to holders of record at the close of business on September 30, 2006. Holders of shares of the Series F convertible preferred stock received a cash payment of $5.357 per share held on the record date. The cash dividend covered the period April 15, 2006 through October 14, 2006.

Capital Expenditures and Commitments

Our capital expenditures were $116.5 million for the nine months ended September 30, 2006. We plan to spend approximately $170.0 million for capital expenditures during 2006, as we continue to develop and improve our GSM/GPRS/EDGE wireless networks and fund certain mandates to comply with the requirements of E-911.

For the nine months ended September 30, 2006, we, through our subsidiaries, acquired the wireless assets in Kodiak, Alaska of New Horizons Telecom, Inc. and Kodiak Electric Association, Inc., the wireless assets in Nome, Alaska of Sitnasuak Native Corporation and SNC Telecommunications, Inc., the non-spectrum assets of Texas 15 RSA and additional PCS wireless spectrum in the Texas counties of Brown, Comanche, Mills and Tom Green for a total of approximately $27.5 million, made a $17.0 million deposit to participate in the FCC’s Auction 66 and purchased approximately $17.5 million in additional PCS licenses. Subsequently, in October 2006, ACC purchased Highland Cellular for approximately $95 million and completed the purchase of 85 licenses for which ACC was the winning bidder in the FCC’s Auction 66. ACC purchased the licenses in the FCC’s Auction 66 for approximately $65.9 million, less the initial deposit. Cash for these transactions came from cash flows from operations, cash on hand and cash obtained under ACC’s new credit facility.

The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions. We may require additional financing for future acquisitions and to refinance our debt at its final maturities.

Contractual Obligations

We amended our purchase and license agreement with Nortel Networks Corp. on August 29, 2006. Under the purchase and license agreement with Nortel Networks Corp. we have a commitment to make specified minimum purchases of GSM/GPRS/EDGE related products and services prior to December 31, 2008. If we fail to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 5% of the portion of the unfulfilled commitment. As of September 30, 2006, the exposure for such damages is approximately $1.5 million.

On August 8, 2006, ACC entered into a new $250.0 million senior secured credit facility. As of September 30, 2006, $100.0 million was outstanding under this credit facility.

Except for the items described above, we have not had a material change in the resources required for scheduled repayments of contractual obligations from the table of Contractual Cash Obligations included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2005.

IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the effect, if any, the adoption of Interpretation No. 48 will have on our financial statements and related disclosures.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB, No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance for quantifying and assessing the materiality of misstatements of financial statements, including uncorrected misstatements that were not material to prior years’ financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We are currently assessing the effect, if any, the adoption of SAB No. 108 will have on our financial statements and related disclosures.

FORWARD-LOOKING STATEMENTS

The description of our plans and expectations set forth herein, including expected capital expenditures, acquisitions, and operating results are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans and expectations involve a number of risks and uncertainties. Important factors that could cause actual capital expenditures, acquisition activity or our operating results to differ materially from the plans and expectations include, without limitation, our substantial leverage and debt service requirements, our ability to satisfy the financial covenants of our outstanding debt instruments and to raise additional capital; our ability to manage our business successfully and to compete effectively in our wireless business against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than those of ours; terms in our roaming agreements; and adverse regulatory changes. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in our business strategy or expected capital expenditures, or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

We have $165.6 million of senior notes that bear interest at a variable rate, reset quarterly, of LIBOR plus 4.75%, in the case of our $15.6 million of first priority senior secured floating rate notes due 2011, and LIBOR plus 4.25%, in the case of our $150.0 million senior floating rate notes due 2012. In addition, we have $100.0 million drawn on ACC’s new senior secured credit facility. Interest on the credit facility is currently based on a LIBOR formula plus a spread. The notes and credit facility are the only variable rate debt we have outstanding. A one-percentage point change in interest rates would change our cash interest payments on an annual basis by approximately $2.7 million.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2006. On the basis of this review, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure. We did not effect any change in our internal controls over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company has reached an agreement in principle to settle the previously disclosed consolidated securities class action pending in the United States District Court for the Western District of Oklahoma. The settlement agreement, which is subject to court approval, would resolve all pending claims against the Company and all named individual defendants and includes all persons who purchased the Company’s publicly traded securities between May 6, 2003 and August 9, 2004. The settlement provides for $3.4 million to be paid to settle claims submitted by class members and the plaintiffs’ attorneys’ fees. A substantial portion of the settlement amount is covered by insurance.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

The following exhibits are filed as a part of this report:

Exhibit		Method of
Numbers	Description	Filing

4.1	Supplemental Indenture, dated as of August 7, 2006, among American Cellular Corporation and Bank Of Oklahoma, National Association, as trustee, and ACC Lease Co., LLC, as guarantor.	(2)[4.1]
10.1	$250,000,000 Credit Agreement, dated as of August 7, 2006, among American Cellular Corporation, as borrower, the guarantors from time to time parties thereto and the several lenders from time to time parties thereto and Bear Stearns Corporate Lending Inc., as administrative agent.	(2)[10.1]
10.2	Guarantee and Collateral Agreement, dated as of August 7, 2006, made by American Cellular Corporation and certain of its affiliates in favor of Bear Stearns Corporate Lending Inc., as administrative agent.	(2)[10.2]
10.3 †	Amendment No. 3 to Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated August 29, 2006.	(3)[10.1]
31.1	Rule 13a-14(a) Certification by our principal executive officer.	(1)
31.2	Rule 13a-14(a) Certification by our principal financial officer.	(1)
32.1	Section 1350 Certification by our principal executive officer.	(1)
32.2	Section 1350 Certification by our principal financial officer.	(1)

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed herewith.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 10, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	File as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 7, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dobson Communications Corporation

Date: November 9, 2006
/s/  Steven P. Dussek
Steven P. Dussek
Chief Executive Officer
and principal executive officer

Date: November 9, 2006
/s/  Bruce R. Knooihuizen
Bruce R. Knooihuizen
Executive Vice President, Chief Financial Officer
and principal financial officer

INDEX TO EXHIBITS

Exhibit		Method of
Numbers	Description	Filing

4.1	Supplemental Indenture, dated as of August 7, 2006, among American Cellular Corporation and Bank Of Oklahoma, National Association, as trustee, and ACC Lease Co., LLC, as guarantor.	(2)[4.1]
10.1	$250,000,000 Credit Agreement, dated as of August 7, 2006, among American Cellular Corporation, as borrower, the guarantors from time to time parties thereto and the several lenders from time to time parties thereto and Bear Stearns Corporate Lending Inc., as administrative agent.	(2)[10.1]
10.2	Guarantee and Collateral Agreement, dated as of August 7, 2006, made by American Cellular Corporation and certain of its affiliates in favor of Bear Stearns Corporate Lending Inc., as administrative agent.	(2)[10.2]
10.3 †	Amendment No. 3 to Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated August 29, 2006.	(3)[10.1]
31.1	Rule 13a-14(a) Certification by our principal executive officer.	(1)
31.2	Rule 13a-14(a) Certification by our principal financial officer.	(1)
32.1	Section 1350 Certification by our principal executive officer.	(1)
32.2	Section 1350 Certification by our principal financial officer.	(1)

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed herewith.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 10, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 7, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.