Form 10-K
period 2006-12-31
DOBSON COMMUNICATIONS CORP
filed 2007-02-28
CIK 1035985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Class A common stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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
Large accelerated filer ☑      Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of February 21, 2007, there were 151,726,695 shares of registrant’s $.001 par value Class A common stock outstanding and 19,418,021 shares of the registrant’s $.001 par value Class B common stock outstanding. Based upon the closing price for the registrant’s Class A common stock on the NASDAQ Global Select Market as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of 149,086,015 shares of Class A common stock held by non-affiliates of the registrant was approximately $1.2 billion.

Documents incorporated by reference:  The information called for by Part III is incorporated by reference to the definitive proxy statement for the registrant’s 2007 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission, or SEC, not later than 120 days after December 31, 2006.

DOBSON COMMUNICATIONS CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

PART I

Item 1.	Business

Overview

We are one of the largest providers of rural and suburban wireless communications services in the United States. We operate primarily in rural and suburban areas that provide sufficient size and scale to realize operational efficiencies while maintaining a strong local market presence. We believe that owning and operating a mix of rural and suburban wireless systems provides strong growth opportunities because we believe these systems currently have lower penetration rates, higher customer growth rates and less competition for customers than wireless systems located in larger metropolitan areas. In addition, our wireless systems are generally adjacent to major metropolitan statistical areas, or MSAs, that are characterized by a high concentration of expressway corridors and roaming activity.

We were incorporated in Oklahoma on February 3, 1997. Our operations are encompassed in our two wholly owned primary subsidiaries, Dobson Cellular Systems Inc., or DCS, and American Cellular Corporation, or ACC. ACC does not guarantee any debt or other obligations of DCS or us. DCS and we do not guarantee any debt or other obligations of ACC.

At December 31, 2006, our wireless systems covered a total population, or Pops, of 12.7 million in 17 states, and we had approximately 1.7 million customers with an aggregate market penetration of 13.2%. We offer digital voice, data and other feature services to our customers primarily through our Global System for Mobile Communications, or GSM, General Packet Radio Service, or GPRS, and Enhanced Data for GSM Evolution, or EDGE, network, which we collectively refer to as our “GSM” network. For the year ended December 31, 2006, we had total revenue of $1,271.1 million, net income applicable to common stockholders of $4.2 million and net income applicable to common stockholders per common share of $0.02. At December 31, 2006, we had $2,606.4 million of borrowings, net of discounts and premiums, from our credit facilities and debt securities and stockholders’ equity of $191.6 million.

Competitive Strengths

We believe our competitive strengths include the following:

Substantial Size and Scale.  We are one of the largest rural and suburban providers of wireless communications services in the United States. We believe our scale has enabled us to negotiate favorable prices and other terms from third-party service providers and equipment vendors.

Strong Current Market Position.  We have achieved significant market share by emphasizing our quality network, customer care and a commitment to the local community. We plan to attract additional customers by leveraging our strong network; strategic roaming relationships; local sales channels; diverse service offerings, including national and state-wide rate plans, and enhanced data offerings.

Attractive Markets.  Most of our markets have demonstrated positive demographic growth trends and generally have maintained a high population density relative to other rural and suburban markets, which we believe enables us to deploy and operate our network more efficiently. In addition, our markets have an average of four wireless service providers (including us), while larger metropolitan markets typically have five or more wireless service providers. Our markets generally are located near MSAs that have networks operated by our two primary roaming partners, Cingular Wireless, now part of the new AT&T and referred to throughout this report as Cingular Wireless, and T-Mobile. We believe penetration in rural and suburban markets is substantially less than in the major metropolitan markets, providing us with additional growth opportunities. We also benefit from the relatively high density of highway and other traffic corridors in most of our markets, which typically generate high roaming activity. Most of the licenses our network currently utilizes are 850 MHz licenses, which we believe generally provide the most cost-effective platform for delivering service to the end user in our rural and suburban markets.

Advanced Digital Technology.  We continue to increase the capacity and capabilities of our systems to attract additional customers, increase the use of our systems by existing customers, increase roaming activity and further enhance the overall efficiency of our network. In 2004, we completed the deployment of GSM technology on our network, which enables us to offer enhanced voice and data service plans to our own customer base and meet the needs of our roaming partners that utilize GSM technology.

Established Operating History in Rural and Suburban Markets.  We began providing wireless telephone service in 1990 in Oklahoma and the Texas Panhandle and have since expanded our wireless operations to include systems in rural and suburban markets covering a total population of 12.7 million as of December 31, 2006. We have substantial experience as an operator of wireless systems in rural and suburban markets, which we believe will enhance our future performance.

Proven Acquisition and Integration Capabilities.  We have integrated the operations of numerous acquired wireless systems into our existing operations to achieve economies of scale. We have generated efficiencies from the consolidation and centralized control of pricing, customer service, marketing, system design, engineering, purchasing, financial, administrative and billing functions.

Strategy

The key elements of our strategy are to:

Drive ARPU Growth through GSM Migration.  We have deployed a GSM network in all of our markets and are currently marketing GSM products. Our average monthly revenue per customer, or ARPU, for GSM customers has been, and we expect it will continue to be, higher than our ARPU from Time Division Multiple Access, or TDMA, customers as we focus our GSM sales effort on higher ARPU voice plans and enhanced data services. We believe our GSM product offering provides a more attractive value proposition to our customers compared to our TDMA products, offering rate plans with larger home-rate areas, lower per-minute pricing, more advanced handsets and more extensive data services. As of December 31, 2006, 89.2% of our customers were using our GSM network.

Offer a High Quality Network.  We continue to expand and strengthen our network in response to projected customer demand and competitive factors. GSM technology is the digital technology used by our primary roaming partners, Cingular Wireless and T-Mobile. Utilizing this technology allows us to provide roaming service for their customers and enables us to provide faster data services and smaller, more functional handsets to our customers. We expect that our continued network expansion will enable us to continue to add and retain customers, enhance customer use of our systems, increase roaming traffic due to the large geographic area covered by our network and further enhance the overall efficiency of our systems.

Introduce Enhanced Products and Services.  We will continue to evaluate deployment of new and enhanced products and services to provide our customers with access to the best available wireless technology and to enhance our service revenue. Some of these technologies allow us to provide more advanced wireless data services, thereby giving our customers the ability to access email and the Internet, to send and receive pictures and video, and to download games and music.

Targeted Sales Efforts.  We seek to attract customers who will generate high monthly revenue and low churn rates. We believe that our extensive network of local distribution channels and our focus on customer service promote loyalty from our customers and provide us with a competitive advantage over larger wireless providers. We have tailored our marketing and distribution strategy to rely on local distributors in areas where locating a direct retail store might not be cost-effective.

Superior Customer Service.  We support customer service through our retail stores, our direct sales force and specialized customer contact centers that offer 24-hour services seven days a week, as well as self-help assistance available through our website at www.dobson.net.

Strategic Roaming Relationships.  We have developed strategic relationships with Cingular Wireless and T-Mobile. Our roaming agreements with Cingular Wireless and T-Mobile allow our customers to roam on their networks and their customers to roam on our networks at favorable rates. Our roaming agreement with Cingular Wireless designates us as the preferred provider of roaming service in substantially all of our markets where

Cingular Wireless and its affiliates do not have a network, and under certain circumstances, provides that we are the exclusive provider of such services in our markets. See “Business — Roaming.” We believe our roaming relationships increase our roaming revenue and allow us to offer our customers attractive rate plans that include the footprints of Cingular Wireless, T-Mobile and our other roaming partners as “home” territories.

Operations

We own or lease numerous 850 MHz Cellular licenses and 1900 MHz Personal Communications Services, or PCS, licenses. Some of the population covered by our PCS licenses overlap with population covered by our cellular licenses. For the purpose of determining our population, we do not duplicate the population counts for any overlapping licensed area. In addition, in some instances, our network does not cover incremental population covered by our PCS licenses, and the incremental population that is not covered is not included in our total population.

Our network utilizes 850 MHz spectrum in 13 MSAs, which have a total population of 2.7 million, and 59 rural service areas, or RSAs, having a total population of 9.0 million. In addition, our network utilizes 1900 MHz spectrum in many of our owned or leased licensed areas; however, our 1900 MHz spectrum only covers and utilizes an incremental population of 1.0 million.

The table below sets forth information with respect to the population covered by the wireless licenses utilized in our wireless network as of December 31, 2006. Information with respect to populations is based upon the 2005 population estimates provided by the United States Census Bureau.

State	Population

Alaska	591,900
Arizona	181,600
Illinois	22,400
Kansas	170,000
Kentucky	866,800
Maryland	493,200
Michigan	1,693,000
Minnesota	813,700
Missouri	152,700
New York	1,652,900
Ohio	912,200
Oklahoma	696,600
Pennsylvania	1,613,200
Texas	1,228,600
Virginia	51,700
West Virginia	646,000
Wisconsin	886,400

Total Population	12,672,900

In addition, we own 85 Advanced Wireless Services, or AWS, licenses that range in frequency blocks of 10-20 MHz, within the frequency bands of 1710-1745 and 2110-2145 MHz. Our network does not currently utilize these frequency bands, and therefore, the incremental population covered by these licenses is not included in the population table above.

Services and Features

We seek to provide high-quality customer service by placing a high priority on offering the latest products, services and competitive rate plans. We have a fully digital network and have introduced a wireless Internet product in an on-going effort to consistently deliver advanced services and technologies to our customers. We attempt to maximize the choices available to our customers by offering the latest lines of wireless handsets from a wide variety of manufacturers. We design our rate plans to fit the specific needs of our customers, which we balance with our on-going objective to improve our operating results.

Our primary service offering is wireless voice and data services. In addition, we offer various custom-calling features, including voice mail, call forwarding, call waiting, three way calling, no answer transfer, caller ID, message waiting indicator, sleep mode for longer battery life, and mobile originated and mobile terminated short message service. The deployment of GSM technology allows us to provide more advanced wireless data services, thereby giving our customers the ability to access the Internet, to send and receive pictures and video, and to download games and music.

Marketing

The following are key components of our marketing strategy:

Branding.  DCS and ACC offer wireless service under the CELLULARONE® service mark in all of our markets other than western Oklahoma and the Texas Panhandle, where we use and own the service mark DOBSON CELLULAR SYSTEMS®. However, beginning in March of 2007, these markets in western Oklahoma and the Texas Panhandle, will also use the CELLULARONE® service mark. We believe that we have obtained significant marketing benefits from the high name recognition associated with CELLULARONE®, a widely used service mark. In December 2005, we acquired the CELLULARONE® brand. We license the CELLULARONE® name to nine other wireless communications providers. The mission of the CELLULARONE® advertising program is to focus on promoting the CELLULARONE® trademark for the direct benefit of ourselves, our subsidiaries and our CELLULARONE® licensees. From time-to-time, we may consider alternative brand name strategies and service marks.

Advertising.  Our advertising strategy is focused on establishing a strong local presence with an emphasis on network quality in each of our markets. We direct our media efforts at the market level by advertising in local publications and sponsoring local and regional events. We also use mass media outlets such as television, radio, newspaper and outdoor advertising, as well as direct marketing, to augment our efforts at the community level.

We undertake market research to identify and design marketing programs to attract customers and tailor distinctive rate plans and roaming rates to emphasize the quality, value and advantage of our wireless service. We market our service offerings primarily through our retail stores and our direct sales force. We also market our service offerings through our Internet site and a network of dealers, such as electronics stores, agents and other retailers. In addition to these traditional channels, our marketing team continuously evaluates other, less traditional methods of distributing our services and products, such as direct mail programs.

Segmented Rate Plans.  We offer our customers a diverse array of rate plans so that each customer can choose the plan that best fits that customer’s expected wireless needs. Our offerings include our national rate plans, which use our networks and those of other third party providers, mainly Cingular Wireless, and state-wide rate plans at a variety of pricing tiers. Our rate plans generally combine a fixed monthly access charge, a designated number of minutes-of-use, per minute usage charges for minutes in excess of the included amount and additional charges for certain custom-calling features. We offer state-wide and national unlimited plans that allow customers to use their wireless handset as much as they want within their included footprint for a fixed monthly fee. Most of our plans include some features such as voice mail, caller ID, call forwarding and call waiting. These plans offer value to the customer, while enhancing airtime usage and revenue. Our goal is to offer plans that best fit our customers’ needs.

Sales and Distribution

We sell and distribute our wireless services primarily through four distribution channels: our retail stores, independent dealers, direct sales representatives and third party resellers. We train our sales force in a manner designed to stress the importance of customer satisfaction. We believe that our sales force is able to select and screen new customers and select pricing plans that closely match customer needs, and we compensate our sales force in part based on their success in meeting customer needs. For the year ended December 31, 2006, approximately 61% of our gross customer additions were added through our retail stores, approximately 23% were added by our independent dealers, approximately 5% were added by our direct sales force and approximately 11% were added by third party resellers.

Retail Stores.  As of December 31, 2006, we had more than 200 retail stores and outlets, most of which handle general customer service matters, including new subscriptions, general inquiries, payments and upgrades. Our stores and our well-trained sales staff provide customer-friendly retail environments that are geared toward our customers’ needs by offering a large selection of products and services at convenient locations, which are designed to make the sales process quick and easy for the customer.

Independent Dealers.  As of December 31, 2006, we had contracts with approximately 340 independent dealers, or agents. These agents operate approximately 750 retail outlets in our markets. These agents allow us an additional distribution channel by offering our services and equipment through a wide variety of retail outlets, including electronics stores and national/regional retail chains.

Direct Sales.  As of December 31, 2006, we had approximately 100 employees in our direct sales force. In addition to the overall goal of customer satisfaction, our direct sales force focuses on our business users by creating and offering data and productivity solutions to meet their needs.

Resellers.  As of December 31, 2006, we had relationships with three major third party resellers. The relationships involve an agreed upon discounted price for our wireless services, and in return, the resellers market and sell services on our network and provide billing and customer service to the reseller customers. Some of these resellers are considered independent distribution partners, as they market our product under their own brand.

Customer Service

Customer service is an essential element of our marketing and operating philosophy. We seek to attract new customers and retain existing customers by providing high-quality customer service. A large portion of these services are provided by our national customer contact centers, which service all of our markets. At December 31, 2006, we operated three primary customer contact centers, which are located in Oklahoma City, Oklahoma, Duluth, Minnesota and Youngstown, Ohio.

Our customers are able to contact our customer contact centers 24-hours a day on a toll-free access number with no airtime charge. We believe that our emphasis on customer service affords us a competitive advantage over our larger competitors. We frequently contact our customers in order to evaluate and measure, on an on-going basis, the quality and competitiveness of our services.

In addition, our customers benefit from local staff in our retail and administrative locations, including local sales representatives, customer service field representatives and technical and engineering staff.

Roaming

Roaming is an important service component for our business. Accordingly, where possible, we attempt to establish roaming relationships that allow customers to roam at competitive prices. We believe this increases usage on all wireless systems, including our own. Many of our markets are adjacent to major metropolitan areas and include a high concentration of expressway corridors. These markets tend to have a significant amount of roaming activity.

Our most significant roaming partner is Cingular Wireless, which accounted for approximately 84% of our roaming traffic for the year ended December 31, 2006, 89% of our roaming traffic for the year ended December 31, 2005 and 91% of our roaming traffic for the year ended December 31, 2004. In 2005, we entered into a long-term roaming agreement with Cingular Wireless to provide its customers with GSM and TDMA services when they roam in our markets. This agreement also allows our customers to roam outside of our service area on the network of Cingular Wireless at rates we believe to be favorable. The term of the roaming agreement expires in August 2009. In addition, we are parties to GSM operating agreement with Cingular Wireless under which we have been designated the preferred provider of roaming service in substantially all of our markets where Cingular Wireless and its affiliates do not have a network, and under certain circumstances, we are the exclusive provider of such services in our markets. These provisions of the GSM operating agreements expire in June 2008.

T-Mobile has become another significant roaming partner for us, growing to approximately 13% of our roaming traffic for the year ended December 31, 2006, approximately 7% of our roaming traffic for the year ended December 31, 2005 and approximately 5% of our roaming traffic for the year ended December 31, 2004. We have entered into a long-term roaming agreement with T-Mobile through December of 2011, which designates us as the preferred provider of roaming service to their customers with GSM services (and any other successor technology platforms) in substantially all of our markets where T-Mobile and its affiliates do not have a network. This agreement also allows our customers to roam outside of our service area on the network of T-Mobile at rates we believe to be favorable.

Billing System

We have contracted with Convergys Corporation for use of their Atlys® billing and customer care systems under a service bureau arrangement. Convergys provides billing for the majority of our customers. Convergys handles all the administration and maintenance of the Atlys® application and the associated infrastructure. Convergys and their partners are responsible for the processing and printing of the majority of our customer invoices. On October 5, 2006, we completed the acquisition of Highland Cellular LLC. Highland Cellular LLC was under contract with Boston Communications Group, Inc., or BCGI, as its billing vendor. BCGI only provides billing services for the customers we acquired with the Highland Cellular acquisition. These customers are expected to transfer to the Atlys® billing system during the second quarter of 2007.

Network Operations

Network Communications Equipment.  Our network communications equipment is provided by a variety of leading network suppliers, including Nortel Networks and Ericsson.

Connection Agreements.  Our wireless network connects to the public-switched telephone network system through local exchange carriers. We have interconnection agreements with AT&T, Verizon (Bell Atlantic, GTE), Sprint, and Qwest (US West) and other local exchange carriers within our markets. The expiration dates of these agreements vary from one to three years. Upon expiration, the agreements automatically renew for six months to one year and can terminate upon mutual written consent by either party.

Network Operations.  Our network operations are monitored by regional network personnel and our vendors, who provide monitoring on a real-time basis for a variety of items, including alarm monitoring, power outages, tower lighting problems and traffic patterns.

Cell Sites and Transmission Towers.  As of December 31, 2006, we operated 3,002 cell sites, primarily on leased towers and structures. During 2005, we completed a sale and leaseback transaction in which we sold a total of 564 cellular towers. At December 31, 2006, we owned 69 towers.

System Development and Digital Technology

System Development.  We develop or build out our service areas in response to projected customer demand and competitive factors by adding voice circuits to existing cell sites and by building new cell sites to increase capacity with an emphasis on improving coverage for wireless handsets in high-traffic areas. We develop projected customer service demand for each market area on a cell-by-cell basis.

We expect to continue to expand our network in order to add and retain customers, enhance customer use of our systems, increase roaming traffic due to the large geographic area covered by our network and further enhance the overall efficiency of our systems. We believe that the increased coverage and capacity will continue to have a positive impact on market penetration and customer usage.

Digital Technology.  We have deployed a GSM network in all of our markets. With this enhanced data network, we offer 28Kb to 36Kb GPRS data speeds and 100Kb to 120Kb EDGE data speeds to our customers and to customers of our roaming partners. GSM is the network technology choice for our largest roaming partners, Cingular Wireless and T-Mobile.

Our TDMA digital technology divides each channel into three voice circuits providing service to three simultaneous users instead of using the same spectrum for one analog voice circuit. Our digital services include digital voice circuits, short messaging services, message waiting indicator, increased battery life and caller ID services.

Competition

We compete with one or more companies in all of our markets. In various markets, these companies include, but are not limited to, ACS of Alaska, Alltel, Cingular Wireless, Rural Cellular, Sprint Nextel, T-Mobile, US Cellular and Verizon Wireless.

Our industry has and continues to experience consolidation among competitors, which has led to a reduction in the total number of competitors.

The telecommunications industry is experiencing significant technological changes, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements and changes in consumer preferences and expectations. Accordingly, we expect competition in the wireless telecommunications industry to be dynamic and intense as a result of increased offerings, among other things, by our competitors and the development of new technologies, products and services. Many of our competitors have been operating for a number of years, operate nationwide systems, currently serve a substantial customer base and have significantly greater financial, personnel, technical, marketing, sales and distribution resources than we do. Some competitors have launched or are in the process of launching enhanced data services, such as single carrier radio transmission technology, or 1XRTT, Evolution-Data Optimized, or EV-DO, and Universal Mobile Telecommunications System, or UMTS. In addition, the Federal Communications Commission, or FCC, requires all wireless carriers to provide Wireless Local Number Portability, or WLNP, for their customers, which enables wireless customers to change wireless carriers and retain their wireless telephone numbers. Since enactment, WLNP has had some impact on churn throughout the wireless industry.

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

The FCC has created potential sources of new competition by auctioning additional PCS licenses, as well as licenses for wireless communications services, local multipoint distribution service, AWS, 39 GHz service and the 220-222 MHz service. Further, the FCC has announced plans to auction, and has begun to auction, licenses that may be usable for mobile services, including the auction of 60 MHz of spectrum in the 700 MHz band, which is required by law to occur no later than January 28, 2008, and the auction of 8 MHz of spectrum in the 1.4 GHz band that commenced on February 7, 2007. The FCC has also modified its rules to allow Broadband Radio Service licensees in the 2.5 GHz band to provide mobile and fixed wireless services and has initiated rulemaking proceedings, and may initiate future rulemaking proceedings, to designate additional spectrum for licensed or unlicensed wireless use that could be used for commercial wireless purposes by competitors. The availability of additional spectrum will not only increase the potential for competition in our markets, but may also negatively impact our roaming revenue from other carriers who may now serve our markets directly. In the future, we may also compete more directly with traditional landline telephone service providers.

We also face, to a lesser extent, competition from mobile satellite service, or MSS, providers, as well as from resellers of these services and wireless service (such as MVNOs). The FCC has granted MSS providers the flexibility to deploy an ancillary terrestrial component to their satellite services. This added flexibility may enhance MSS providers’ ability to offer more competitive mobile services.

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

Federal Regulation.  The licensing, construction, modification, operation, ownership and acquisition of wireless telephone systems are subject to regulations and policies adopted by the FCC under the Communications Act of 1934, as amended, or the Communications Act. These regulations and policies govern, among other things, applications for licenses to construct and operate wireless communications systems, ownership of wireless licenses and the transfer of control or assignment of such licenses, and the on-going technical and operational requirements under which wireless licensees must operate.

Federal Licensing Requirements.  We hold a variety of cellular, PCS, AWS, and microwave licenses, as authorized by the FCC. The FCC licenses cellular systems in accordance with 734 geographically defined market areas comprised of 306 MSAs and 428 RSAs. In each market, the FCC initially licenses two cellular systems operating on different 25 MHz frequency blocks designated as Block A and Block B. Apart from the different frequency blocks, there is no technical difference between the two cellular systems; and the operational requirements imposed on each by the FCC are the same. Under FCC rules, the authorized service area of a cellular provider in each of its markets is referred to as the cellular geographic service area, or CGSA. The CGSA may conform exactly to the boundaries of the FCC-designated MSA or RSA, or it may be smaller if a licensee has chosen not to provide services to certain areas. In almost all of our markets, our CGSA is virtually coterminous with the MSA or RSA boundary. In markets where this is not the case, the unserved area is sparsely populated. Additional competitors may be licensed to operate in unserved areas in the market after the first five years of the license term.

PCS licenses are awarded by the FCC for protected geographic service areas called major trading areas, or MTAs, and basic trading areas, or BTAs, which are defined by Rand McNally & Company. Under this scheme, the United States and its possessions and territories are divided into 493 BTAs, all of which are included within 51 MTAs. The PCS MTAs and BTAs cover different geographic areas than the MSAs and RSAs, and so a licensee for a cellular MSA license and a PCS BTA license in the same general geographic area may have overlapping coverage but not co-extensive coverage. Each PCS license authorizes operation on one of six frequency blocks allocated for broadband PCS. The FCC has allocated 120 MHz of radio spectrum in the 1.9 GHz band for licensed broadband PCS. The FCC divided the 120 MHz of spectrum into two 30 MHz blocks (A and B Blocks) licensed for each of the 51 MTAs, one 30 MHz block (C Block) licensed for each of the 493 BTAs, and three 10 MHz blocks (D, E and F Blocks) licensed for each of the 493 BTAs, for a total of more than 2,000 licenses. Some of the 30 MHz C Block licenses were subsequently divided into two 15 MHz blocks or into three 10 MHz blocks.

The FCC has adopted construction benchmarks for PCS licenses. All 30 MHz broadband PCS licensees must construct facilities that offer coverage to one-third of the population of their respective service areas within five years, and two-thirds of the population within ten years, of their initial license grants, or make a showing of substantial service. All 10 MHz and 15 MHz Block licensees must construct facilities that offer coverage service to one-quarter of the service area within five years of their initial licenses, or make a showing of substantial service. While the FCC has granted limited extensions and waivers of these requirements, licensees that fail to meet the coverage requirements are subject to forfeiture of the license. We are in compliance with the applicable construction requirements that have arisen for the PCS licenses we currently hold. We expect to meet all future construction requirements as well.

The AWS licenses that have been auctioned cover 90 MHz of spectrum in the 1710-1755 and 2110-2155 MHz frequency bands and are divided into six different frequency blocks that cover geographic markets of varying sizes. The 20 MHz A Block licenses cover areas that are analogous to the initially licensed cellular market areas (comprised of MSAs and RSAs), while the B and C Blocks, comprised of 20 MHz and 10 MHz of spectrum, respectively, are issued according to Economic Areas, or EAs which are similar in size to, but not necessarily co-terminus with, the PCS MTAs. The D, E, and F Blocks are comprised of 10, 10, and 20 MHz of spectrum, respectively, and are licensed according to Regional Economic Area Groups, or REAGs. There are 176 EAs that are based on areas defined by the U.S. Department of Commerce, and there are 12 REAGs that are made up of EAs. The FCC requires AWS licensees to demonstrate that they provide substantial service by the end of their 10 or 15 year license terms, and any licensee that fails to meet this requirement will forfeit its license and will be ineligible to regain it.

The FCC generally grants wireless licenses for terms of ten years that are renewable upon application to the FCC (AWS licenses issued on or before December 31, 2009, have a term of fifteen years, while AWS licenses issued after that date will have a term of ten years). Near the conclusion of the license term, we must file applications for renewal of licenses to obtain authority to operate for an additional ten-year term. If a license is not renewed, then we will be unable to operate on the frequencies covered by the expired license. To date, the FCC has renewed for a new ten-year term each of our licenses for which a renewal application was required. If the FCC were to find, after appropriate notice and hearing, that good cause existed, the FCC may deny our license renewal applications. However, the FCC will award renewal expectancy to us if we meet certain standards of past performance. If we receive renewal expectancy for our cellular licenses, the FCC will renew our existing cellular licenses without accepting competing applications. If we receive a renewal expectancy for our PCS licenses, our licenses would likely be renewed even if a competing application was filed by another party. To receive renewal expectancy, we must show that we have provided “substantial” service during our past license term and have substantially complied with applicable FCC rules and policies and the Communications Act. The FCC defines “substantial” service as service which is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal. If a licensee does not receive renewal expectancy, then the FCC will accept competing applications for the license, subject to a comparative hearing, and the FCC may award the license to another entity.

The FCC may deny applications for FCC authority and in extreme cases revoke licenses, if it finds that an entity lacks the requisite “character” qualifications to be a licensee. In making this determination, the FCC considers whether an applicant or licensee has been the subject of adverse findings in a judicial or administrative proceeding involving felonies, the possession or sale of unlawful drugs, fraud, antitrust violations or unfair competition, employment discrimination, misrepresentations to the FCC or other government agencies, or serious violations of the Communications Act or FCC regulations. To our knowledge, there are no activities and no judicial or administrative proceedings involving either the licensees in whom we hold a controlling interest or us that would warrant such a finding by the FCC.

Cellular, PCS, and AWS providers also must satisfy a variety of FCC requirements relating to technical and reporting matters. One requirement of cellular providers is the coordination of proposed frequency usage with adjacent cellular licensees and permittees in order to avoid interference between adjacent systems. In addition, the height and power of cellular base station transmitting facilities and the type of signals they emit must fall within specified parameters. PCS and AWS providers may not exceed a certain field strength limit at the market boundary without the consent of the neighboring licensee. The FCC has released an order addressing ways of reducing interference caused to public safety radio licensees in the 800 MHz band by ESMR services (such as those offered by Sprint Nextel and its affiliates) and, more rarely, by cellular and other commercial mobile radio service, or CMRS, carriers operating within licensed parameters. The order places certain obligations on both ESMR and cellular providers to abate “unacceptable interference” caused to public safety communications to the extent such interference, even if in part, is caused by the ESMR or cellular providers. Under certain conditions, ESMR and cellular providers may also need to provide prior notice of new cell site construction or modification. These regulatory mandates could increase our costs. Furthermore, the order changed ESMR spectrum assignments and provided for an assignment of 10 MHz of spectrum in the 1.9 GHz band on a nationwide basis to Sprint Nextel that may enhance the ability of ESMR service providers to compete with us.

In September 2002, the FCC removed or significantly reduced the impact of many outdated cellular rules, eliminated a number of technical requirements and granted additional technical and operational flexibility. Among the changes is a phase-out over a five-year period, which commenced on February 18, 2003, of the requirement that all cellular carriers provide analog service throughout their territory. The ultimate phase-out of cellular analog service is potentially tied, in part, to accommodating the needs of the hearing impaired and their ability to utilize hearing aids with digital wireless phone service. In this regard, the FCC adopted an order in August 2003 requiring digital wireless phone manufacturers and providers of digital wireless services, such as ourselves, to take steps to develop and offer digital wireless handsets that are compatible with hearing aid devices. We are currently in compliance with those requirements. The FCC has reserved the right to further evaluate whether to extend the phase-out date of the analog service requirement if it finds that the public interest requires a longer transition period. An extension of the phase-out period would require us to continue to expend resources to maintain and operate our analog network during the extension period.

The FCC also regulates a number of other aspects of the cellular and PCS business. Federal legislation enacted in 1993 requires the FCC to reduce the disparities in the regulatory treatment of similar mobile services, such as cellular, PCS and ESMR services, referred to as CMRS services. Under this regulatory structure, the FCC regulates us as a common carrier. The FCC, however, has exempted CMRS offerings from some typical common carrier regulations, such as tariff and interstate certification filings, thereby allowing us to respond more quickly to our competition in the marketplace. The 1993 federal legislation also preempted state rate and entry regulation of CMRS, but the FCC and the courts continue to examine the boundaries of this preemption of state regulations.

The FCC permits cellular, broadband PCS, AWS, paging and ESMR licensees to offer fixed services on a co-primary basis along with mobile services. This rule may facilitate the provision of wireless local loop service, which involves the use of wireless links to provide local telephone service although the extent of lawful state regulation of such “wireless local loop” service is undetermined. While we do not presently have a fixed service offering, our network is fully capable of accommodating such a service. We continue to evaluate our service offerings which may include a fixed service plan at some point in the future.

The FCC requires PCS licensees to coordinate their frequency usage with co-channel or adjacent channel incumbent fixed microwave licensees in the 1850-1990 MHz band. If a PCS licensee intends to turn on a station within the interference range of the incumbent microwave licensee, the PCS licensee may then require the incumbent to either cease operations or relocate itself to alternate facilities at the incumbent’s own expense provided that the PCS licensee first gives the incumbent no less than six months written notice to vacate. Accordingly, if the proposed PCS facility will potentially interfere with the operations of an incumbent fixed microwave system, then construction of the facility may be delayed, which in turn may hinder a PCS licensee’s ability to respond to competitive pressure in the marketplace for additional sites.

The AWS frequency bands contain a variety of incumbent government and non-government operations that may require relocation before the AWS licensee can commence operations that would interfere with the incumbent’s operations. Federal government incumbents that are located in the 1710-1755 MHz band will be self relocated over an estimated four year period commencing in 2006 using funds from the FCC’s AWS auction proceeds to cover relocation costs. AWS licensees must protect these government incumbents until such time as they are completely relocated. A limited number of government incumbents are not subject to relocation and must be protected from interference indefinitely. Non-government incumbents in the 2110-2155 MHz band with primary status will be relocated by AWS licensees through an FCC-designated process with relocation costs shared among AWS licensees until November 29, 2016. Non-government incumbents with secondary status can be moved upon request by the AWS licensee and are responsible for their own relocation costs.

Federal Ownership Restrictions.  The FCC no longer restricts an entity’s ability to own interests in both cellular frequency blocks in an MSA or RSA market (the so-called “cellular cross interest rule”). Moreover, the FCC no longer enforces a categorical limit on the amount of cellular, PCS, or ESMR spectrum in which an entity may hold an attributable interest (formerly known as the “spectrum cap”). The FCC now engages in a case-by-case review of transactions that would raise concerns similar to those that the cellular cross interest rule and the spectrum cap were designed to address. We believe these changes adopted by the FCC could further increase the ability of wireless operators to attract capital or to make investments in other wireless operators. In the absence of any clear

FCC guidelines, there is no guarantee that we will be able to acquire spectrum in the future if it overlaps with our existing spectrum holdings and results in a significant aggregation of spectrum. Further, the FCC now permits licensees to lease spectrum under certain conditions. Spectrum leasing provides additional flexibility for wireless providers, including us, to structure transactions, along with additional business and investment opportunities. We have taken advantage of spectrum leasing opportunities that have been of use to us.

The FCC may prohibit, or impose conditions on, transfers of licenses. The Communications Act requires prior FCC approval for substantive, non-pro forma transfers or assignments to or from us of a controlling interest in any license or construction permit, or of any rights there under (even certain pro forma transfers and assignments may require prior approval). Although we cannot ensure that the FCC will approve or act in a timely fashion upon any future requests for approval of applications that we file, we have no reason to believe that the FCC would not approve or grant such requests or applications in due course. Because an FCC license, or a spectrum lease right in an FCC license, is necessary to lawfully provide cellular, PCS, or AWS service, if the FCC were to disapprove any such filing our business plans would be adversely affected.

FCC rules restrict the voluntary assignments or transfers of control of certain PCS licenses in the C and F Blocks, the so-called Entrepreneurs’ Blocks, which were awarded in auctions in which bidding was limited to entities below a certain size and in which certain bidding enhancements (i.e., bidding credits and installment payment plans) were offered. We previously qualified for and presently hold some Entrepreneurs’ Block licenses, and so the restrictions on transfer of such licenses that apply during the first five years of the license term (or until the licensee satisfies the five-year construction benchmark) would not inhibit our ability to obtain such licenses.

The FCC recently adopted rules imposing additional restrictions on entities who acquire spectrum with certain bidding enhancements (i.e., bidding credits) and who are characterized as designated entities, or DEs, under the FCC’s rules. The new rules (1) limit a DE’s ability to enter into agreements with entities that do not qualify for DE benefits (such as lease, resale, and wholesale agreements) that provide access to the DE’s spectrum, and (2) extend the bidding credit “recapture” period during which a DE would be subject to payment obligations if it assigns or transfers control over spectrum to an entity that does not qualify for the same level of DE benefits for which the DE itself qualifies. While we are not considered a DE, these new rules could restrict our ability to acquire, lease, or resell spectrum owned by, or services provided by DEs.

The Communications Act includes provisions that authorize the FCC to restrict the level of ownership that foreign nationals or their representatives, a foreign government or its representative or any corporation organized under the laws of a foreign country may have in us. The law permits direct, non-controlling interests of up to 20% in us by foreign nationals, their representatives, or companies organized under the laws of foreign countries. There are no exceptions to this limit. The law also permits indirect ownership interests of as much as 25% of our equity by foreign nationals, their representatives, or companies organized under the laws of a foreign country without the need for any action or approval by the FCC. Indirect interests exceeding 25% require FCC approval. If the FCC determines that the public interest would be so served, it may revoke licenses or require an ownership restructuring in the event that such ownership exceeds the statutory 25% benchmark. The FCC generally permits, however, additional indirect ownership in excess of the statutory 25% benchmark where that interest is to be held by an entity or entities from member countries of the World Trade Organization. However, even for these types of investment, the FBI, Department of Justice, and Department of Homeland Security often require the execution of agreements ensuring that foreign investment would not affect law enforcement access to necessary telecommunications facilities. For investors from countries that are not members of the World Trade Organization, the FCC will determine whether the home country of the foreign investor extends reciprocal treatment called “equivalent competitive opportunities” to U.S. entities. If these opportunities do not exist, the FCC may decide not to permit investment beyond the 25% benchmark. While these restrictions could adversely affect our ability to attract additional equity financing, we have no knowledge that any foreign entity directly or indirectly owns a significant percentage of our capital stock, or that our ownership, as a whole, exceeds the statutory maximum.

General Regulatory Obligations.  The Communications Act and the FCC’s rules impose a number of requirements upon cellular, PCS, AWS and microwave licensees. These requirements could increase our costs of doing business.

We are obligated to pay annual regulatory fees and assessments to support the FCC’s regulation of the cellular, PCS, AWS, and microwave wireless services, as well as fees necessary to support federal universal service programs, number portability regional database costs, centralized administration of telephone numbering, telecommunications relay service for the hearing-impaired and application filing fees. Some of these fees may be recoverable from our customers, in whole or in part, as separate line-item charges.

The FCC has adopted requirements for cellular, PCS and other CMRS providers to implement basic and enhanced 911, or E-911, services. These services provide state and local emergency service providers with the ability to better identify and locate 911 callers using wireless services, including callers using special devices for the hearing impaired. Because the implementation of these obligations requires the availability of certain facilities for the local emergency services provider, our specific obligations are set on a market-by-market basis as emergency service providers request the implementation of E-911 services within their locales. The FCC permits carriers to use either of two technical solutions to meet their E-911 obligations: handset-based solutions that typically utilize a Global Positioning System, or GPS, chip embedded in each handset to provide 911 call centers with the geographic coordinates of the caller; and network-based solutions that utilize indirect data from the wireless infrastructure, such as triangulation or other techniques, to derive the caller’s geographic coordinates. Because manufacturers of GSM handsets to date have not produced a handset-based E-911 solution for carriers like us that utilize GSM technology, we are compelled to use a network-based E-911 solution in all of our GSM networks. Because of their reliance on indirect data, network-based solutions have performance limitations in achieving FCC-mandated levels of accuracy, particularly in rural areas such as those we serve, where the low density of cell sites is a limiting factor for network-based solution’s location data collection capability. We are currently constructing facilities to implement these capabilities in our markets, although we may be unable to meet all of the requirements imposed by the FCC or meet them on a timely basis, and we cannot state at this time what relief from these regulations may be required, or whether the FCC or the local public safety authorities would grant such relief if we request that they do so.

The extent to which we are required to deploy E-911 services will affect our capital spending obligations. The FCC in 1999 amended its rules to eliminate a requirement that carriers be compensated for E-911 costs and expanded the circumstances under which wireless carriers may be required to offer E-911 services. Federal law limits our liability for uncompleted 911 calls to a degree commensurate with wireline carriers in our markets.

Under certain circumstances, federal law also requires telecommunications carriers to provide law enforcement agencies with capacity and technical capabilities to support lawful wiretaps pursuant to the Communications Assistance for Law Enforcement Act, or CALEA. Federal law also requires compliance with wiretap-related record-keeping and personnel-related obligations. We are in compliance with all such requirements currently applicable to us. The FCC has adopted rules that apply these CALEA obligations to high speed Internet access and VoIP services, which will apply to us if and when we begin such offerings. Maintaining compliance with these wireless 911 and law enforcement wiretap requirements may impose additional capital obligations on us to make necessary system upgrades.

To address concerns for the availability of new telephone numbers, the FCC has changed the way that telephone numbers generally are allocated through “number pooling” rules. Number pooling is only mandatory at this point within the wireline rate centers located in counties that are included in the “Top 100 MSAs” as defined by the FCC’s rules. A number of our markets are partially or wholly contained within the Top 100 MSAs. Further, many states have filed petitions seeking authority to require number pooling outside the top 100 MSAs as well. We have expended capital preparing for number pooling in these markets as well as preparing to support the roaming of pooled numbers into our markets. The FCC also has authorized states to initiate limited numbering administration to supplement federal requirements. Some of the states in which we provide service have been so authorized.

In addition, the FCC has ordered all carriers, including wireless carriers, to adopt a method for providing customers with telephone number portability, i.e., the ability to keep their telephone numbers when they change telecommunications carriers, either wireless to wireless or, in some instances, wireline to wireless, and vice versa. Under the WLNP rules, CMRS carriers are required to port their telephone numbers, provided that they have received a request from another carrier to do so. In addition, all CMRS carriers have been required since November 24, 2003 to support roaming nationwide for customers with ported or pooled numbers. These number portability requirements have resulted in added capital expenditures for us to make necessary system changes. We have received number portability requests in many of our markets and have met deadlines, as applicable.

The FCC currently requires all CMRS carriers to provide manual roaming capability upon request to any customer in good standing to the services of another carrier while such customer is located within any portion of the licensee’s licensed service area if such customer is using mobile equipment that is technically compatible with the licensee’s service offering; so-called manual roaming requires the roaming customer to individually establish a relationship with the host carrier on whose system he or she wants to roam in order to make a call. By contrast, most carriers have created relations with other carriers with compatible technology to allow their customers to have automatic roaming, i.e., to originate or terminate a call when they are outside their home territory without taking any special actions. We have agreements with carriers, including Cingular Wireless, that provide for automatic roaming for GSM and TDMA services for roaming customers in our markets and that allow our customers to roam on the networks of these same carriers when roaming outside of our service area. Such automatic roaming agreements allow us to provide attractive nationwide service offerings to our customers. The FCC has initiated a rulemaking to consider whether to require all CMRS carriers to provide automatic roaming to every other carrier and whether to eliminate the manual roaming requirement. If the FCC automatic roaming requirement is adopted, competitive pressures on us may increase because our current non-nationwide competitors may be better able to provide nationwide service offerings using automatic roaming.

The FCC has adopted rules to govern customer billing by CMRS providers and has extended certain billing rules applicable to landline carriers to CMRS carriers. The FCC permits CMRS carriers to use line-item charges on bills to recover certain FCC-related regulatory costs. The FCC had also preempted state regulation requiring or prohibiting the use of line-item charges but that decision was reversed by the Court of Appeals for the Eleventh Circuit on July 31, 2006 (petitions for certiorari of that appellate decision are due February 27, 2007). The FCC has initiated a rulemaking proceeding to determine what costs can be recovered through certain designated line-item charges and the descriptions used for such line-item charges. The outcome of the rulemaking proceeding could increase the complexity and costs of our billing processes and/or limit the manner in which we bill for services.

The FCC has initiated proceedings to consider a request for a declaratory ruling on whether states can regulate a wireless carrier’s imposition of early termination fees upon customers that prematurely terminate their long-term service agreements that include such fees. An adverse ruling in this proceeding could lead to increased regulation of such fees, or restrictions on the use of such fees, by the states, which could negatively affect our ability to assess such fees in the states where we operate.

The FCC is required to implement policies that mandate local exchange carriers to pay reciprocal compensation for the exchange of traffic with other carriers, including CMRS carriers such as us, at rates more closely related to cost. In a rulemaking proceeding pertaining to interconnection between local exchange carriers, or LECs, and CMRS providers such as us, the FCC concluded that LECs are required to compensate CMRS providers for the reasonable costs incurred by these providers in terminating traffic that originates on LEC facilities, and vice versa. Moreover, the FCC amended its rules, effective April 29, 2005, to clarify on a prospective basis that LECs must establish rates for terminating the traffic of a CMRS provider over the LEC’s facilities through negotiations with the CMRS provider and not through a tariff. The FCC is also currently considering changes to LEC-CMRS interconnection and other so-called “intercarrier compensation” schemes, and the outcome of the proceeding may affect the manner in which CMRS carriers are charged or compensated for such traffic. In 2003, the FCC ruled that CMRS carriers such as ourselves cannot order “dedicated transport” facilities at unbundled network element, or UNE, prices from LECs for connections between our wireless base stations and switches and between our facilities and the LEC’s telephone network. In 2005, the FCC made clear that CMRS providers also cannot order transport between LEC facilities on an unbundled basis at UNE prices.

The FCC requires interstate communications carriers, including cellular, PCS, and AWS carriers, to “make an equitable and non-discriminatory contribution” to a Universal Service Fund, or USF, that reimburses communications carriers that provide basic communications services to users who receive services at subsidized rates. We have made such payments as the FCC has required. The FCC retains the right to audit our universal service filings and, as a result of such an audit, to require additional payments. The FCC has initiated a rulemaking proceeding in which it solicited public comment on ways of reforming both the manner by which it assesses carrier contributions to the USF and the way in which carriers may recover their costs from customers. The FCC’s rules currently require that, to the extent that a carrier recovers the costs of USF contributions from its customers in a separate line-item charge, the charge cannot exceed the FCC’s imposed assessment rate for the carrier’s contribution to USF, which is an FCC-determined percentage times the proportion of interstate telecommunications revenue on the bill. We comply with these requirements, which have had and will continue to have an impact on our ability to recover our administrative costs for administering our participation in the program. CMRS carriers often have difficulty determining how much of their revenue is interstate, to determine the extent of their contributions to universal service; as a result, the FCC has provided two mechanisms for CMRS carriers to allocate their revenues. We may either use a “safe harbor” percentage (which was 28.5% until 2006, when it was increased to 37.1%), or we may conduct a traffic study to determine how much of our traffic is interstate, and allocate our revenue based on the traffic study. Since 2006 we have allocated our revenues based on a traffic study. The FCC reserves the right to audit our traffic study for accuracy and may require additional contributions if they identify problems with the study.

Wireless carriers may be designated as “Eligible Telecommunications Carriers,” or ETC, and, if designated, may receive universal service support for providing service to consumers that reside in certain high-cost areas. Support is available on both the federal and state level. Application for ETC status is generally made to the state public service commission. However, certain states have deferred designation in their state to the FCC. Other wireless carriers operating in states where we offer service have obtained or applied for ETC status. Such other carriers’ receipt of universal service support funds may affect our competitive status in a particular market. We have applied for federal ETC designation in certain states in which we provide wireless service to qualifying high-cost areas. We have been so designated in certain areas of Alaska, Kentucky, Michigan, Minnesota, Oklahoma, Texas, Virginia, West Virginia, and Wisconsin. We also have applications pending in New York. Some designation proceedings can be lengthy and/or adversarial and could result in increased regulatory obligations. We are contemplating whether to apply in other states, and if so, where else to apply. Success in obtaining ETC status may make available to us an additional source of revenue that would be used to provide, maintain and improve the service we provide in those high-cost areas, but also might impose additional regulatory obligations.

CMRS carriers are exempt from the obligation to provide equal access to interstate long distance carriers. However, the FCC has the authority to impose rules to require unblocked access through carrier identification codes or toll-free 800/8xx numbers, so that cellular customers are not denied access to the long distance carrier of their choosing, if the FCC determines that the public interest so requires. Our customers have access to alternative long distance carriers using toll-free numbers.

There are restrictions on a telecommunications carrier’s use of customer proprietary network information, or CPNI, for marketing and other purposes without prior customer approval. Given our current marketing activities, these rules have limited potential to impose upon us new costs, obligations or burdens. The FCC, however, has initiated a rulemaking to consider additional requirements for the handling, safeguarding and use of CPNI that could, if adopted, increase our regulatory obligations and the costs of providing service to our customers.

Telecommunications carriers are required to make their services accessible to persons with disabilities. The FCC’s rules implementing these requirements generally require service providers to offer equipment and services that are accessible to and usable by persons with disabilities, if readily achievable, and to comply with complaint/grievance procedures for violations of these provisions. These rules are largely untested and are subject to interpretation through the FCC’s complaint process. We could be subject to the imposition of costly new requirements and, if found to have violated the rules, be subject to fines as well. As a related matter, the FCC requires, as of September 16, 2005, that we, like other regional and smaller CMRS providers offer at least two hearing aid-compatible, or HAC, phone models per air interface offered that meet the FCC’s minimum rating requirements for radio frequency, or RF, interference with hearing aids. As of September 18, 2006, we were also required to include in our handset offerings two handset models that meet the FCC’s inductive coupling requirements with hearing aids. By February 18, 2008, 50% of all handsets offered by CMRS providers must meet the FCC’s requirements for RF interference with hearing aids. The FCC is currently evaluating whether to modify the 2008 deadline, including whether to increase or decrease the percentage of handsets offered that must be HAC compliant. We are in compliance with the FCC’s HAC requirements and will continue to meet existing and future HAC phone obligations to the extent that manufacturers make compliant handsets commercially available to us in a timely manner. Compliance, however, could affect our flexibility to provide competitive handset offerings.

We have previously filed requests for waiver with the FCC in connection with the September 2005 and 2006 deadlines to account for brief delays in meeting the HAC requirements due to manufacturer delays. These requests remain pending at the FCC and if not granted, we could potentially be subject to enforcement action.

The FCC ruled several years ago that the interexchange (long distance) service offerings of CMRS providers are subject to the rate averaging and rate integration requirements of the Telecommunications Act. The United States Court of Appeals for the District of Columbia vacated the FCC ruling with respect to rate integration. In light of the court’s action and reasoning, CMRS providers are not considered subject to rate integration and geographic rate averaging. The FCC may try again to impose these requirements on us and/or across our various CMRS affiliates. To the extent that we offer services that the FCC will subject to these requirements in the future, our pricing flexibility is reduced.

In 2003, the FCC adopted rules implementing the Telephone Consumer Protection Act of 1991, or TCPA, and established a national do-not-call registry for consumers who wish to avoid telemarketing calls. The registry is nationwide in scope, includes all telemarketers (with the exception of certain nonprofit organizations), and covers both interstate and intrastate telemarketing calls. Consumers can place their telephone numbers on the registry and will continue to have the option of using current company-specific do-not-call registries if they wish to eliminate telemarketing calls from specific companies only. States may adopt more restrictive do-not-call laws governing intrastate telemarketing. The rules adopted by the FCC have an impact on our ability to make telemarketing calls and to send marketing-related text messages.

The FCC requires wireless carriers to report major network outages. The reporting requirements apply to switches, fiber, microwave radios, E-911, SS7 networks, satellite and other special outages if they meet a certain threshold. The FCC uses the reported information to understand the nature of major outages and for the creation of industry standards to mitigate future outages. As a result, we have implemented internal procedures to identify reportable outages and to ensure that we comply with these reporting obligations. On October 13, 2006, President Bush signed into law the Warning, Alert, and Response Network Act, or the WARN Act, as part of a larger port security legislation, the Security and Accountability for Every Port Act of 2006. The WARN Act seeks to modernize the national emergency alert system, or EAS, by using wireless communications devices to disseminate alerts in response to natural or man-made disasters and terrorist attacks. The WARN Act gives CMRS providers the option to participate voluntarily in the emergency system or to elect not to participate (with appropriate notice to consumers); the election process must occur by statute by September 7, 2008 at the latest. We will monitor the development of standards, protocols and procedures for the delivery of emergency alerts to users of CMRS and may choose to participate in EAS, which may entail capital expenditures and increased regulatory obligations and operating costs. The FCC separately has a rulemaking proceeding pending that was initiated prior to the WARN Act’s enactment to consider rules for the expansion of EAS to CMRS providers.

State, Local and Other Regulation.  States and localities assess taxes and fees on wireless carriers such as us, and these taxes and fees may equal or even exceed federal obligations. The Communications Act, however, preempts state or local regulation of the market entry of, or the rates charged by, any CMRS provider, which include cellular telephone service, PCS, and AWS providers that are providing mobile telephony service. As a practical matter, we are free to establish rates and offer new products and service with a minimum of regulatory requirements. The states in which we operate maintain nominal oversight jurisdiction; a few states still require notification when we acquire or transfer licenses. Most states still maintain some form of jurisdiction over customer complaints as to the nature or quality of services and as to billing issues. Under the Communications Act, states also may continue to regulate “other terms and conditions” of wireless service, and a number of state authorities have initiated actions or investigations of various wireless carrier practices. Courts have provided mixed guidance on this issue, and some litigation is currently pending before the Supreme Court. Although the outcome of these proceedings is uncertain, the resulting decisions could require us to change certain of our marketing practices and ultimately increase state regulatory authority over the wireless industry. Moreover, as part of a rulemaking proceeding, the FCC is evaluating the proper statutory interpretation of “other terms and conditions” and the delineation of the separate roles of state and federal regulation that may either increase or decrease the states’ ability to regulate CMRS providers.

The location and construction of our cellular, PCS, AWS and microwave transmitter towers and antennas are subject to FCC and Federal Aviation Administration regulations and are subject to federal, state and local environmental regulation, as well as state or local zoning, land use and other regulation. Before we can put a system into commercial operation, we must obtain all necessary zoning and building permit approvals for tower locations. The time needed to obtain zoning approvals and requisite state permits varies from market to market and state to state. Likewise, variations exist in local zoning processes. Additionally, any proposed site must comply with the FCC’s environmental rules. If zoning approval or requisite state permits cannot be obtained, or if environmental rules make construction impossible or infeasible on a particular site, our network design might be adversely affected, network design costs could increase and the service provided to our customers might be reduced.

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

Employees

As of December 31, 2006, we had approximately 2,500 employees. We consider our employee relations to be good.

Available Information

Copies of our Annual Report on Form 10-K, Quarterly reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website (www.dobson.net) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. Our SEC filings are also available from the SEC’s web site at: http://www.sec.gov. The references to our website address do not constitute incorporation by reference of the information contained on the website and should not be considered part of this report.

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

We have a history of net losses and a history of being highly leveraged. We may incur additional losses in the future and our operating results have fluctuated and could continue to fluctuate significantly on a quarterly and annual basis. Also, we may need to obtain further financing or refinance current debt, which may or may not be available to us on acceptable terms.

We sustained losses from continuing operations of $121.6 million for the year ended December 31, 2005 and $52.1 million for the year ended December 31, 2004. We may incur additional losses during the next several years while we continue to expend funds to develop our wireless systems and grow our customer base.

In addition, our future operating results and cash flows will be subject to quarterly and annual fluctuations due to many factors, some of which are outside of our control. These factors include increased costs we may incur in connection with the further development, expansion and upgrade of our wireless network, and fluctuations in the demand for our services. We cannot assure you that we will sustain profitability.

Our total indebtedness, net of discounts and premiums, was $2,606.4 million at December 31, 2006 and $2,469.5 million at December 31, 2005. We may need additional borrowings to operate our business or we may have to refinance our current indebtedness at its final maturity. We cannot assure you that we will be able to obtain needed financing or refinance current debt.

We depend on roaming revenue for a substantial portion of our total revenue. If our long-term roaming agreements are terminated, are not renewed or the terms of such arrangements become less favorable to us or the amount of roaming traffic under these agreements decrease materially, our business could be harmed.

Our roaming revenue accounted for approximately 22% of our operating revenue for the year ended December 31, 2006, 22% of our operating revenue for the year ended December 31, 2005 and 20% of our operating revenue for the year ended December 31, 2004. Cingular Wireless accounted for the vast majority of our roaming minutes-of-use and roaming revenue for these periods. On August 12, 2005, we entered into a new roaming agreement with Cingular Wireless. At times, we have experienced, and may in the future experience, declines in our roaming traffic as a result of our roaming partners limiting the ability of their customers to roam on our network, particularly in areas where they also provide wireless services. The loss of this roaming traffic could adversely affect our results. With the exception of certain provisions of our operating agreements with Cingular Wireless, generally our roaming agreements do not prohibit our roaming partners from competing directly with us in our markets. Therefore, our roaming traffic would be adversely affected if our roaming partners expand their network footprints, removing the need of their customers to roam on our network. Cingular Wireless’ GSM network covers approximately 35% of our covered Pops.

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

Our roaming partners, including T-Mobile, may terminate their agreements with us if our quality of service does not continue to meet designated technical and quality standards or if we are unable to control fraudulent use. Moreover, we cannot assure you that any of our roaming agreements will not be terminated or renegotiated on terms that are less favorable to us. In addition, these agreements provide for scheduled declining roaming rates over the next several years.

In addition, the loss of customers by Cingular Wireless could adversely affect our revenue because their loss of customers means that there may be fewer of its customers to roam on our networks.

We may experience a high rate of customer turnover, which would adversely affect our financial performance.

Due to significant competition in the industry and general economic conditions, among other things, an increase in our churn rate may occur and our future rate of customer turnover may be higher than our historical rate or projections. A high rate of customer turnover adversely affects our competitive position, liquidity, results of operations and costs of, or losses incurred in, obtaining new customers, especially because we subsidize a significant portion of the costs of initial purchases of handsets by new customers. Factors that may contribute to higher churn include inability or unwillingness of customers to pay resulting in involuntary deactivations, customer mix and credit class, and, in particular, sub-prime credit class customers, customer credit terms, deposit requirements for sub-prime customers, number of customers receiving services under contracts with terms of a year or greater, attractiveness of competitors’ products, services and pricing, network coverage, call quality and related performance relative to competitors, customer service, and other competitive factors, including WLNP.

WLNP allows customers to keep their wireless phone number when switching to a different service provider. We implemented WLNP in all of our markets by the FCC deadline date of May 2004. Our customer churn increased during 2004 and 2005, which we believe is due in part to the impact of WLNP. WLNP may adversely affect our churn rate in the future and may also increase price competition. We may be required to grant promotional credits, subsidize product upgrades, and/or reduce pricing to match competitors’ initiatives and to retain customers, which could adversely impact our operating results.

We face intense competition from other wireless providers.

The wireless telecommunications industry is highly competitive. The viability of our business will depend upon, among other things, our ability to compete with other providers of wireless telecommunications services, especially on price, reliability, quality of service, availability of voice and data features and customer care. In addition, the pricing of our services may be affected by competition, including the entry of new service providers into our markets. Some of the providers with which we compete have significant infrastructure in place and have been operational for many years with substantial existing customer bases and may have greater capital resources than we do. These competitors may have a greater ability to provide more equipment discounts, free or roll-over minutes, or additional bundled services than us, which may negatively affect our ability to grow our business.

As the FCC continues to allocate spectrum to new entrants, we will face new competitors for both mobile and fixed telecommunications services. We will also compete with resellers of wireless communications services in each of our markets. We expect competition in the wireless telecommunications industry to be dynamic and intense as a result of the entrance of new competition, the development and deployment of new technologies, products and services, consolidation in the wireless telecommunications industry, changes in consumer preferences and demographic trends. With many of our competitors targeting the same customers, we may not be able to attract and retain customers and grow our customer base.

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

The wireless telecommunications industry is experiencing significant technological change, as evidenced by the on-going improvements in the capacity and quality of digital technology, the development and commercial acceptance of advanced wireless data services, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. We may lose customers if we fail to keep up with these changes, or if our choices for advanced wireless technology are not accepted by our customers.

We depend on roaming partners to provide service for our customers who travel outside of our coverage areas.

We rely on agreements with other wireless communications service providers to provide roaming capabilities to our customers in the areas of the United States that our network does not serve. We may not be able to obtain or maintain roaming agreements with other providers on terms that are acceptable to us. In addition, the quality of service that a wireless provider delivers during a roaming call may be inferior to the quality of service we provide, the prices of a roaming call may not be competitive with prices of other wireless providers for such call, and our customers may not be able to use any of the advanced features, such as voicemail notification, that are available within our network. Our roaming agreements may not cover our next generation of technology, or may not provide the pricing or coverage for such products that are acceptable to us.

ETC revenues are growing considerably as we gain ETC status in more states. However, if changes were made to the federal Universal Service Fund that reduced our monthly ETC revenues, it would have an adverse effect on our financial results.

We have applied for and been granted ETC designation in certain states in which we provide wireless service to qualifying high-cost areas. Success in obtaining and maintaining ETC status has and may continue to make available to us an additional source of revenue that would be used to provide, maintain and improve the service we provide in those high-cost areas. However, if changes were made to the federal Universal Service Fund that reduced our monthly ETC revenues, it would have an adverse effect on our revenues and thus, our financial results.

We may continue to experience network capacity constraints related to our implementation of GSM technology.

Our current networks primarily utilize two distinct digital voice technologies GSM and TDMA. GSM has become the predominant global standard for wireless communications. GSM technology is deployed on all of our network. However, we have experienced and may continue to experience periodic technical difficulties and network coverage issues as we further upgrade and enhance our GSM technology, which may adversely affect the reliability of our network and the quality of our service. In addition, we have expended, and may need to continue to expend additional capital to address these reliability issues, which may include costs associated with engineering, additional equipment and the need for additional spectrum in certain markets. These costs may be significant. In addition, network quality issues could affect our roaming arrangements. To the extent we are required to spend significant amounts on our network, we will have less money available for marketing and customer acquisition activities, which could affect the number of new customers.

As usage by our roaming partners’ GSM or TDMA customers increases, we must allocate spectrum and capacity based on anticipated customer usage of the existing and new technologies. If we do not allocate spectrum and capacity appropriately, our service quality could suffer, and our customer satisfaction and retention could decrease, which could have an adverse effect on our results of operations. In certain markets, we may need additional spectrum. We cannot assure you that additional spectrum will be available on acceptable terms or that we will have sufficient sources of financing.

Our choice for the next generation of technology, EDGE, is a new technology and could quickly become obsolete and/or not commercially accepted, which could result in a delay in offering new services.

New high-speed wireless services are now being offered by wireless carriers in the United States. These services combine the attributes of faster speed, greater data capability, better portability and greater functionality than services provided over existing second-generation networks. We have chosen the EDGE technology to enhance the performance of our network to accommodate these new services. Cingular Wireless also has chosen EDGE, but there are multiple, competing technological standards, several options within each standard, vendor-proprietary variations and rapid technological innovation. Other technologies could emerge as preferred data networks for some services and, if those technologies are widely accepted, we may miss the opportunity to offer those services because of our technology choice. There is a risk that EDGE could be inadequate or become obsolete. In addition, EDGE could receive less active support from equipment vendors and/or be less commercially accepted by users, which could be detrimental to our competitive position, financial condition and results of operations.

System failures could result in reduced user traffic and reduced revenue and could harm our reputation.

Our technical infrastructure (including our network infrastructure for mobile telecommunications services and our internal network infrastructure supporting functions such as billing and customer care) is vulnerable to damage or interruption from information and telecommunication technology failures, power loss, floods, windstorms, fires, earthquakes, terrorism, intentional wrongdoing and similar events. Unanticipated problems at our facilities, system failures, hardware or software failures, computer viruses or hacker attacks could affect the quality of our services and cause service interruptions. Any of these occurrences could result in reduced user traffic, higher churn, reduced revenues, and increased costs; and could harm our reputation, limit our ability to attract new customers and have a material adverse effect on our business.

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

The restrictive covenants in our debt instruments may limit our operating flexibility. Our failure to comply with these covenants could result in defaults under our debt instruments even though we may be able to meet our debt service obligations.

The instruments governing our indebtedness impose significant operating and financial restrictions on us. These restrictions significantly limit, among other things, our ability to incur additional indebtedness, pay dividends, repay junior indebtedness, sell assets, make investments, engage in transactions with affiliates, engage in sale and leaseback transactions, create liens and engage in certain types of mergers or acquisitions. Our future debt instruments may have similar or more restrictive covenants. These restrictions could limit our ability to obtain future financings, make capital expenditures, withstand a future downturn in our business or the economy in general, or otherwise take advantage of business opportunities that may arise. If we fail to comply with these restrictions, the note holders or lenders under any debt instrument could declare a default under the terms of the relevant indebtedness even though we are able to meet debt service obligations and, because our indebtedness has cross-default and cross-acceleration provisions, could cause all of our debt to become immediately due and payable.

We cannot assure you that we would have sufficient funds available, or that we would have access to sufficient capital from other sources, to repay any accelerated debt. Even if we could obtain additional financing, we cannot assure you that the terms would be favorable to us. In addition, our ownership of Dobson Operating Co. LLC and DCS and substantially all of DCS’ assets are subject to liens in favor of the lenders under DCS’ senior secured credit facility and the holders of DCS’ senior secured notes. This may further limit our and DCS’ flexibility in obtaining secured or unsecured financing in the future.

We rely on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure. If these suppliers or vendors experience problems or favor our competitors, we may not be able to obtain sufficient quantities of the products and services we require to operate our businesses successfully.

We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure. If these suppliers experience interruptions or other problems delivering these network components on a timely basis, are unable to fulfill their obligations to us, terminate their relationships with us, or favor our competition over us, our customer growth and operating results of our operating companies could suffer significantly. Our initial choice of a network infrastructure supplier can, where proprietary technology of the supplier is an integral component of the network, cause us to be effectively locked into one of a few suppliers for key network components. As a result, we have become reliant upon a limited number of network equipment manufacturers, including Nortel and Ericsson. In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement suppliers or vendors on economically attractive terms on a timely basis or at all.

Our operations are subject to governmental regulation that could have an adverse effect on our business.

The telecommunications industry is subject to federal, state and other regulations that are continually evolving. The FCC and state regulatory agencies continue to issue rules implementing the requirements of the

Telecommunications Act of 1996, as well as in furtherance of other regulatory objectives. We are subject to siting regulations which could materially affect our ability to build new cell sites and expand our coverage.

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

In addition, all telecommunications service providers are obligated to contribute to the federal USF in accordance with a formula presently based upon a percentage of interstate revenue. The contribution formula may change in ways that would materially adversely affect us. USFs are used, among other things, to provide local telephone service to individuals or families qualifying for federal assistance or households in remote areas. Many states, including those we operate in, are implementing local universal service programs that would require carriers to contribute additional funds.

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

In the United States, cellular, PCS and microwave licenses are valid for ten years from the effective date of the license. Failure to renew a license will result in the loss of a licensee’s right to use the frequencies covered by the expired license. Licensees may renew their licenses for additional ten year periods by filing a renewal application with the FCC. The renewal applications are subject to FCC review and are put out for public comment to ensure that the licensees meet their licensing requirements and comply with other applicable FCC mandates. Although to date the FCC has renewed each of our licenses for which a renewal application was required for a new ten-year term, the FCC may deny our license renewal applications for cause after appropriate notice and hearing. Denial of any renewal application could adversely affect our ability to continue to provide service in that license area.

We may not be able to obtain additional spectrum, which may adversely affect our ability to implement our business plan.

We also may be required to obtain additional spectrum in our service areas to facilitate upgrades and improve the quality of service of our existing networks. We may seek to acquire additional spectrum, including through acquisitions, spectrum exchanges or leasing, or through participation as a bidder, or member of a bidding group, in auctions administered by the FCC. We may not be able to acquire any additional spectrum or the additional capital necessary for such acquisition may not be available to us on acceptable terms or at all. If sufficient additional capital is not available to us for any such spectrum acquisition, the amount of funding available to us for our existing business would be reduced. In some of our service areas, additional spectrum may not be available on commercially reasonable terms or at all. The acquisition of additional spectrum also requires approval by the FCC. Failure to obtain additional spectrum may cause delays in our upgrades or result in other network issues, which could have a negative impact on our roaming arrangements.

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

Media reports have suggested and lawsuits have been filed against wireless service providers, including us, and equipment manufacturers alleging that radio frequency emissions from wireless handsets may be linked with health risks, including cancer, and interference with various electronic medical devices, including hearing aids and pacemakers. To the extent we are named in any such litigation, we will be forced to defend ourselves. If we do not prevail in such litigation, or are forced to pay damages, we could experience a material adverse effect on our business, financial condition or results of operations. Due to our size, we are unable to influence the design and manufacturing of wireless equipment. Concerns over radio frequency emissions may discourage the use of wireless communications devices, which could adversely affect our business. In addition, the FCC requires that certain transmitters, including mobile and portable transmitting devices used in wireless handsets, meet specific radio frequency exposure standards. The FCC also requires that providers of telecommunications services ensure that the services are accessible to and usable by individuals with disabilities, if readily achievable. Compliance with any new restrictions could materially increase our costs. Due to safety concerns, some state and local legislatures have passed or are considering legislation restricting the use of wireless handsets while driving automobiles. Concerns over safety risks and the effect of future legislation, if adopted and enforced in the areas we serve, could limit our ability to market and sell our wireless services. In addition, it may discourage use of our wireless handsets and decrease our revenues from customers who now use their wireless handsets while driving. Further, litigation relating to accidents, deaths or serious bodily injuries allegedly incurred as a result of wireless handset use while driving could result in damage awards, adverse publicity and further government regulation. Any or all of these results, if they occur, could have a material adverse effect on our results of operations and financial condition.

We are controlled by Dobson CC Limited Partnership through its ownership of our Class B common stock.

As of December 31, 2006, Dobson CC Limited Partnership, or DCCLP, owned shares of our common stock representing approximately 56.5% of the total voting power of our outstanding common stock. Under the federal securities laws, we are deemed to be controlled by the controlling partners of DCCLP, Everett R. Dobson and

Stephen T. Dobson. DCCLP will be able to control the election of a majority of the members of our board of directors and the vote on substantially all other matters, including significant corporate transactions such as the approval of a merger or other transactions involving a sale of us. The interests of DCCLP may conflict with the interests of our other security holders. DCCLP may take action it believes will benefit its equity investment in us even though such actions might not be in your best interests as a stakeholder.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We maintain our corporate headquarters in Oklahoma City, Oklahoma in a building we lease from an affiliate of DCCLP. We also lease our three primary customer contact centers, which are located in Oklahoma City, Oklahoma, Youngstown, Ohio and Duluth, Minnesota. At December 31, 2006, our wireless operations operated more than 200 retail stores and outlets and approximately ten other administrative offices, most of which are leased. We review these leases from time-to-time and, in the future, may lease or acquire new facilities as needed. We do not anticipate encountering any material difficulties in meeting our future needs for leased space.

Item 3.	Legal Proceedings

We have reached an agreement to settle the previously disclosed consolidated securities class action pending in the United States District Court for the Western District of Oklahoma. The settlement must be approved by the Court as being fair and appropriate for the class members. The settlement agreement, if approved by the Court, would resolve all pending claims against us and all named individual defendants and includes all persons who purchased our publicly traded securities between May 6, 2003 and August 9, 2004. Lead counsel for the class has filed a motion seeking court approval of the settlement. The Court on December 11, 2006 granted preliminary approval of the settlement. The final approval hearing is set for March 20, 2007. On December 26, 2006, notice of the terms of the settlement was sent to all known potential class members. Any objections to the class settlement must be filed by February 14, 2007. The settlement provides for $3.4 million to be paid to settle claims submitted by class members and the plaintiffs’ attorneys’ fees. A substantial portion of the settlement amount is covered by insurance.

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

Market for Common Stock

Our Class A common stock is traded over-the-counter and is currently quoted on the NASDAQ Global Select Market under the ticker symbol “DCEL.” Each share of our Class A common stock is entitled to one vote per share.

There is no established public trading market for our preferred stock or our Class B common stock, Class C common stock or Class D common stock, and no shares of our Class C common stock or Class D common stock are outstanding.

Each share of Class F preferred stock is convertible, at the option of the holder, into approximately 20.4 shares of Class A common stock, subject to adjustment in the event of stock splits, stock dividends and similar transactions. Class B common stock is convertible into one share of our Class A common stock and is entitled to ten votes per share. Each share of our Class C common stock and Class D common stock, if issued, will be convertible into 111.44 shares of our Class A common stock and will not be entitled to vote. The $160.0 million of senior convertible debentures are convertible, at the option of the holder, into shares of our Class A common stock initially at a conversion rate of 97.0685 shares per $1,000 principal amount of the Debentures (equivalent to an initial conversion price of approximately $10.30 per share), subject to adjustment in the event of stock splits, stock dividends, reorganizations and similar events.

The following table sets forth the range of high and low closing prices for our Class A common stock during the calendar quarters indicated as reported on the Nasdaq Stock Market:

2006	High	Low

First Quarter	$8.07	$6.33
Second Quarter	9.50	7.08
Third Quarter	7.84	6.14
Fourth Quarter	9.11	6.65

2005	High	Low

First Quarter	$2.47	$1.56
Second Quarter	4.68	1.84
Third Quarter	8.08	4.22
Fourth Quarter	8.12	5.70

As of February 21, 2007, there were 215 holders of record of our Class A common stock and one holder of record of our Class B common stock. The closing price of our Class A common stock on February 21, 2007 was $9.30 per share.

We did not repurchase any shares of our Class A common stock during the fourth quarter of 2006.

Since 1997, we have not paid cash dividends on any shares of our common stock. We currently intend to retain all of our earnings to finance our operations, repay indebtedness and fund future growth. We do not expect to pay any dividends on our common stock for the foreseeable future. In addition, covenants contained in the instruments governing our indebtedness limit our ability to pay cash dividends on our common stock.

Item 6.	Selected Financial Data

The following table sets forth certain historical consolidated financial data with respect to each of the five years in the period ended December 31, 2006. The historical consolidated financial data has been derived from our audited consolidated financial statements. The historical consolidated financial data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and the related notes thereto included in Item 8, Financial Statements and Supplementary Data.

	Year Ended December 31,
	2006	2005	2004	2003 (1)	2002
	($ In thousands except per share data)

Statement of Operations Data:
Total operating revenue	$1,271,096	$1,179,462	$1,023,482	$735,754	$516,770
Operating expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	340,943	296,594	255,308	173,436	138,240
Cost of equipment	136,178	130,111	108,968	56,612	40,331
Marketing and selling	165,128	141,253	128,691	79,547	61,581
General and administrative	190,961	196,896	179,525	106,108	66,473
Depreciation and amortization	196,303	202,395	192,818	119,424	75,181
Gain on disposition of operating assets	(6,390)	(3,854)	—	—	—

Total operating expenses	1,023,123	963,395	865,310	535,127	381,806

Operating income	247,973	216,067	158,172	200,627	134,964
Interest expense	(232,084)	(243,002)	(219,658)	(138,148)	(108,331)
(Loss) gain from extinguishment of debt	(13,239)	(21,698)	40,401	(52,277)	2,202
(Loss) gain on redemption and repurchases of mandatorily redeemable preferred stock	(1,482)	(70,840)	6,478	(26,777)	—
Dividends on mandatorily redeemable preferred stock	(709)	(22,552)	(32,075)	(30,568)	—
Other income (expense), net	7,590	4,577	3,121	3,829	(1,636)
Minority interests in income of subsidiaries(2)	(9,228)	(9,755)	(4,867)	(6,541)	(6,521)
Loss from investment in joint venture	—	—	—	—	(184,381)
Income tax benefit (expense)	13,960	25,593	(3,635)	(845)	52,177

Income (loss) from continuing operations	12,781	(121,610)	(52,063)	(50,700)	(111,526)
Discontinued operations:
Income from discontinued operations, net of income taxes	—	—	443	11,945	24,454
Loss from discontinued operations from investment in joint venture	—	—	—	—	(327)
Gain from sale of discontinued operations, net of income taxes	—	—	—	14,786	88,315
Gain from sale of discontinued operations from investment in joint venture	—	—	—	—	6,736
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	—	(33,294)
Cumulative effect of change in accounting principle from investment in joint venture	—	—	—	—	(140,820)

Net income (loss)	12,781	(121,610)	(51,620)	(23,969)	(166,462)
Dividends on preferred stock	(8,537)	(9,069)	(8,178)	(43,300)	(94,451)
Gain on redemption and repurchase of preferred stock	—	—	—	218,310	67,837

Net income (loss) applicable to common stockholders	$4,244	$(130,679)	$(59,798)	$151,041	$(193,076)

Basic net income (loss) applicable to common stockholders per common share:
Continuing operations	$0.07	$(0.84)	$(0.39)	$(0.48)	$(1.23)
Discontinued operations	—	—	—	0.25	1.31
Change in accounting principle	—	—	—	—	(1.92)
Dividends on and repurchases of preferred stock	(0.05)	(0.06)	(0.06)	1.65	(0.29)

Basic net income (loss) applicable to common stockholders per common share	$0.02	$(0.90)	$(0.45)	$1.42	$(2.13)

Basic weighted average common shares outstanding	170,194,375	145,960,251	133,784,752	106,291,582	90,671,688

Diluted net income (loss) applicable to common stockholders per common share:
Continuing operations	$0.07	$(0.84)	$(0.39)	$(0.46)	$(1.23)
Discontinued operations	—	—	—	0.24	1.31
Change in accounting principle	—	—	—	—	(1.92)
Dividends on and repurchases of preferred stock	(0.05)	(0.06)	(0.06)	1.60	(0.29)

Diluted net income (loss) applicable to common stockholders per common share	$0.02	$(0.90)	$(0.45)	$1.38	$(2.13)

Diluted weighted average common shares outstanding	172,003,381	145,960,251	133,784,752	109,676,631	90,671,688

	December 31,
	2006	2005	2004	2003(1)	2002
	($ In thousands)

Balance Sheet Data:
Cash and cash equivalents	$117,064	$196,450	$139,884	$151,539	$175,003
Short-term investments	4,959	—	39,000	56,700	117,050
Restricted cash and investments	4,397	4,511	10,350	15,515	14,196
Property, plant and equipment, net	512,202	483,790	533,744	536,634	251,780
Intangible assets, net	2,689,791	2,538,978	2,537,361	2,508,551	1,056,603
Total assets	3,494,752	3,385,755	3,397,752	3,478,940	1,960,487
Total credit facilities and debt securities(3)	2,606,356	2,469,475	2,456,138	2,415,184	1,273,140
Mandatorily redeemable preferred stock(4)	—	32,793	236,094	253,260	558,344
Other preferred stock	135,695	135,695	122,536	122,536	200,000
Stockholders’ equity (deficit)	191,586	179,948	55,068	113,545	(343,072)
Other Financial Data:
Capital expenditures, excluding cost of acquisitions	$162,012	$145,885	$142,049	$163,921	$72,878

(Footnotes to Statement of Operations Data and Balance Sheet Data)

(1)	Includes the results of ACC on a consolidated basis from August 19, 2003, the date on which we acquired 100% of the outstanding stock of ACC. Prior to that time, we owned 50% of ACC and accounted for our interest in ACC under the equity method. As a result, ACC’s results for periods prior to 2003 are reflected in loss from investment in joint venture.

(2)	Reflects minority interests in partnerships in which we own the majority interests.

(3)	Credit facilities and debt securities are shown net of any discounts or premiums.

(4)	Mandatorily redeemable preferred stock is shown net of any discounts or deferred financing costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our operations are encompassed in our two wholly owned primary subsidiaries, DCS and ACC. ACC does not guarantee any debt or other obligations of DCS or us. DCS and we do not guarantee any debt or other obligations of ACC.

ACC is required to file with the SEC an Annual Report on Form 10-K for the year ended December 31, 2006. While we provide you with much of ACC’s financial and operational information, we refer you to ACC’s Annual Report for ACC’s stand-alone financial and operational results.

Management’s Strategy

Our business strategy is to attract and retain valuable customers by providing them with a relationship that will be as meaningful to them as it is to us. We strive to retain this relationship by focusing on the following areas:

•	Providing customers access to the highest quality network;

•	Providing quality customer service through retail stores, a direct sales force and customer contact centers that offer 24-hour services;

•	Deploying the latest technology and using that technology to develop attractive product offerings for our customers; and

•	Continuing to develop and maintain strategic roaming relationships with other wireless carriers, such as Cingular Wireless and T-Mobile. Our relationships with Cingular Wireless and T-Mobile allow our customers to roam on their networks and their customers to roam on our network at favorable rates. We believe our roaming relationships allow us to offer our customers attractive rate plans that include the footprints of our roaming partners as “home” territories.

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

Customer lists consist of amounts allocated for wireless customer lists as part of an acquisition. Amortization of customer list acquisition costs are based upon our historical and projected lives of our acquired customers. Prior to October 2005, our customer list acquisition costs were being amortized on a straight-line basis over five years. Based on our on-going analysis of our acquired customers, we began amortizing our customer list over four years beginning in October of 2005 and have continued since that date. This reduction in the remaining useful lives accelerated the amortization of our customer lists resulting in a relative increase in amortization expense totaling $2.9 million for 2005, $11.6 million for 2006 and $1.0 million for 2007.

As a result of technological advances, which led to our upgrade to GSM technology during 2004, we reassessed the useful lives and carrying values of our TDMA network assets. While no impairment was noted, this assessment did result in the reduction of our remaining useful lives for these TDMA network assets during 2004. This reduction in the remaining useful lives resulted in an annual increase in depreciation expense totaling $6.6 million in 2006 and 2005 and will continue through 2007.

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

To complete this evaluation for our wireless license acquisition costs, we compare the carrying amount of our wireless license acquisition costs to the fair value of those assets. We determine the fair value of our wireless license acquisition costs based on their expected future discounted cash flows. The value of the wireless license acquisition costs is based upon a “start-up” basis that separates the value of our customer contracts and other intangible assets from the pure underlying wireless license. If the carrying amount exceeds the fair value, an impairment loss is recognized for the difference. For purposes of this comparison, it is our policy to aggregate all of our wireless license acquisition costs. For goodwill, there is a two-step approach for assessing impairment. The first step requires us to compare the fair value of our enterprise to our carrying value, including goodwill. If our carrying amount exceeds the fair value, the second step of the test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of our enterprise goodwill with the carrying amount of our goodwill. To calculate the implied fair value of goodwill, we perform a hypothetical purchase price allocation to determine the fair value of all of our assets, with the implied goodwill amount being the difference between the enterprise fair value and the aggregate of the identified asset fair value. If the carrying amount exceeds the implied fair value, an impairment loss is recognized for the difference. The critical factors used in the determination of fair values of the enterprise and of the identifiable intangible assets include the discount rate, our cost of capital, cash flow multiples, expansion and infrastructure costs, other carriers’ multiples, expected customer growth rates, churn factors, service upgrade trends, and operating cost trends. Therefore, determining fair values and expected future discounted cash flows involves significant judgment on our part. In particular, if customers decreased, our churn rate increased, customer or roaming revenue decreased, or costs to provide service increased, the likelihood of impairment would increase.

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

FCC Auction 66

On October 19, 2006, ACC made the final payment on 85 AWS licenses for which it was the winning bidder in the FCC’s Auction 66. The auction was conducted during the summer and fall of 2006. These licenses, which are located in portions of Alaska, Kansas, Kentucky, Maryland, Michigan, Minnesota, Missouri, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Texas, Virginia, West Virginia and Wisconsin, add incremental service areas to our current coverage, as well as additional spectrum in areas that we currently serve in order to have capacity for increased voice and data transmission. The cost for these licenses was approximately $65.9 million. Licensing from the FCC occurred on November 29, 2006. Cash used for these transactions came from cash flows from operations, cash on hand and cash obtained under ACC’s credit facility.

Acquisition of Highland Cellular LLC

On October 5, 2006, ACC acquired Highland Cellular LLC, which provides wireless service to West Virginia 7 RSA and four adjacent counties in West Virginia 6 RSA and Virginia 2 RSA. In addition, Highland Cellular owns PCS spectrum in Virginia and West Virginia. The currently served markets and additional spectrum are primarily south of markets that we own and operate in western Maryland, southern Ohio, southern Pennsylvania and West Virginia. As a result of the merger, Highland Cellular became a wholly owned subsidiary of ACC. The total purchase price for Highland Cellular was approximately $95.0 million. This purchase increased our population coverage by approximately 357,100 and our customer base by approximately 50,200.

As a result of the completion of this transaction, our consolidated financial statements only include the operating results from Highland Cellular beginning October 5, 2006.

Acquisitions in Alaska

On August 2, 2006, DCS completed the purchase of the wireless assets in Kodiak, Alaska of New Horizons Telecom, Inc. and Kodiak Electric Association, Inc. and the wireless assets in Nome, Alaska of Sitnasuak Native Corporation and SNC Telecommunications, Inc. The total purchase price for these assets was approximately $2.1 million. These purchases increased our population coverage in Alaska by approximately 13,500 and our customer base by approximately 1,400.

As a result of the completion of this transaction, our consolidated financial statements only include the operating results from these purchases beginning August 2, 2006.

Acquisition of Texas 15 RSA

On May 30, 2006, ACC purchased the non-spectrum assets of Texas 15 RSA. In addition, on June 29, 2006, ACC closed on cellular and PCS spectrum covering the Texas 15 RSA and on additional PCS spectrum in the Texas counties of Brown, Comanche, Mills and Tom Green after receiving FCC approval. The total purchase price for these assets was approximately $25.4 million. These purchases increased our population coverage in Texas by approximately 208,200 and our customer base by less than one thousand customers.

As a result of the completion of this transaction, our consolidated financial statements only include the operating results from Texas 15 RSA beginning May 30, 2006.

Acquisition of Pennsylvania 4 RSA

On September 13, 2005, ACC acquired the non-license wireless assets of Endless Mountains Wireless, LLC in Pennsylvania 4 RSA. We operated Endless Mountains’ licensed 850 MHz spectrum under a spectrum manager lease until we were granted FCC approval and acquired the spectrum on June 13, 2006. The total purchase price for all acquired assets, including the FCC license, was approximately $12.2 million.

As a result of the completion of this transaction, our consolidated financial statements only include the operating results from Pennsylvania 4 RSA beginning September 13, 2005.

Acquisition of RFB Cellular, Inc.

On December 29, 2004, DCS completed the acquisition of the Michigan wireless assets of RFB Cellular, Inc., or RFB, and certain affiliates for $29.3 million. RFB is made up of Michigan 2 RSA and Michigan 4 RSA. We purchased these assets in an auction conducted under Sections 363 and 365 of the U.S. bankruptcy code.

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

Acquisition of NPI

On June 15, 2004, DCS acquired certain assets of NPI for approximately $29.5 million. These assets include PCS licenses and a GSM network covering areas in northern Michigan.

As a result of the completion of this transaction, our consolidated financial statements only include the operating results from NPI beginning June 15, 2004.

Maryland/Michigan Swap

On February 17, 2004, DCS transferred our Maryland 2 RSA wireless property in exchange for Cingular Wireless’ Michigan 5 RSA wireless property, $22.0 million in cash and its one-percent ownership interests in Texas 2 RSA and Oklahoma 5 and 7 RSAs. We are the majority owner of these three partnerships. We have reclassified our historical consolidated financial statements to reflect the operations of our Maryland 2 RSA property as discontinued operations.

As a result of the completion of this transaction, our consolidated financial statements only include the operating results from Michigan 5 RSA beginning February 17, 2004.

ROAMING AGREEMENT WITH CINGULAR WIRELESS

On August 12, 2005, our two operating subsidiaries, DCS and ACC, entered into a multi-year roaming agreement with Cingular Wireless, their primary wireless roaming partner, and amended the existing GSM operating agreements with AT&T Wireless. The roaming agreement, which replaced the previous roaming agreements with Cingular Wireless and AT&T Wireless, established a new roaming rate structure that was effective as of April 9, 2005. The roaming agreement’s key provisions include the following:

•	mutual agreement to lower roaming rates, with us paying Cingular Wireless a flat incollect rate through mid-2009 that is approximately half the blended rate in previous roaming agreements;

•	agreement to continue to mutually prefer one another for roaming through the term of the roaming agreement, which has been extended approximately one year through mid-2009;

•	we received approximately $7.8 million from Cingular Wireless as a settlement for prior claims under various agreements between us and AT&T Wireless, and have and will continue to receive certain formula-based residual payments in connection with such settlement through mid-2008 at the latest; and

•	the roaming agreement provides for “home-on-home” roaming in areas where both carriers operate.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The following table summarizes our key operating data for the periods indicated:

	Year Ended December 31,
	2006	2005	2004

Market population(1)	12,672,900	11,854,000	11,757,400
Ending customers	1,666,900	1,543,400	1,609,300
Market penetration(2)	13.2%	13.0%	13.7%
Post-paid and pre-paid gross customer additions(3)	480,400	410,700	355,000
Gross customer additions	538,500	507,500	440,500
Average customers	1,579,400	1,580,500	1,585,000
Average monthly service revenue per customer(4)	$48.48	$45.26	$40.57
Average monthly post-paid churn(5)	1.9%	2.5%	2.0%

(1)	Represents the population in our licensed areas for the period indicated. The results are based upon the population estimates provided by the United State Census Bureau, adjusted to exclude those portions of our RSAs and MSAs not covered by our licenses.

(2)	Market penetration is calculated by dividing ending customers by market population.

(3)	Represents our gross customer additions added during the period, excluding reseller additions. We typically do not incur commission and equipment costs and equipment revenue from reseller additions.

(4)	ARPU is calculated by dividing service revenue by average customers and dividing by the number of months in the period. We exclude roaming revenue from this calculation, since roaming revenue is not derived from our customers.

(5)	Average monthly post-paid churn represents the percentage of the post-paid customers that deactivate service each month. The calculation divides the total post-paid deactivations during the period by the average post-paid customers for the period.

Basis of Presentation

The following table sets forth the components of our results of operations for the years ended December 31, 2006, 2005 and 2004:

	Year Ended	Year Ended	Year Ended	Percentage	Percentage
	December 31,	December 31,	December 31,	Change	Change
	2006	2005	2004	‘06 vs. ‘05	‘05 vs. ‘04
		($ In thousands)

Operating Revenue:
Service revenue	$918,785	$858,385	$771,610	7.0%	11.2%
Roaming revenue	283,277	258,407	208,154	9.6%	24.1%
Equipment and other revenue	69,034	62,670	43,718	10.2%	43.4%

Total operating revenue	1,271,096	1,179,462	1,023,482	7.8%	15.2%

Operating Expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	340,943	296,594	255,308	15.0%	16.2%
Cost of equipment	136,178	130,111	108,968	4.7%	19.4%
Marketing and selling	165,128	141,253	128,691	16.9%	9.8%
General and administrative	190,961	196,896	179,525	(3.0)%	9.7%
Depreciation and amortization	196,303	202,395	192,818	(3.0)%	5.0%
Gain on disposition of operating assets	(6,390)	(3,854)	—	*	*

Total operating expenses	1,023,123	963,395	865,310	6.2%	11.3%

Operating income	247,973	216,067	158,172	14.8%	36.6%
Interest expense	(232,084)	(243,002)	(219,658)	(4.5)%	10.6%
(Loss) gain from extinguishment of debt	(13,239)	(21,698)	40,401	*	*
(Loss) gain on redemption and repurchases of mandatorily redeemable preferred stock	(1,482)	(70,840)	6,478	*	*
Dividends on mandatorily redeemable preferred stock	(709)	(22,552)	(32,075)	*	(29.7)%
Other income, net	7,590	4,577	3,121	65.8%	46.7%
Minority interest in income of subsidiaries	(9,228)	(9,755)	(4,867)	(5.4)%	100.4%
Income tax benefit (expense)	13,960	25,593	(3,635)	*	*

Income (loss) from continuing operations	$12,781	$(121,610)	$(52,063)	*	(133.6)%

* Calculation is not meaningful.

Customers

Our customer base comprises three types of customers: post-paid, reseller and pre-paid. Our post-paid customers accounted for 87.2% of our customer base at December 31, 2006 and 88.4% at December 31, 2005. These customers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these customers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller customers are similar to our post-paid customers in that they pay monthly fees to utilize our network and services. However, these customers are billed by a third party, which we refer to as a reseller, who has effectively resold our service to the end user, which we refer to as a customer. We in turn bill the reseller for the monthly usage of the customer. Our reseller base accounted for 6.4% of our total customer base at December 31, 2006 and 7.8% at December 31, 2005. Our pre-paid customers, which are customers that pre-pay for an agreed upon amount of usage, accounted for 6.4% of our customer base at December 31, 2006 and 3.8% at December 31, 2005.

During the year ended December 31, 2006, we continued to experience an increase in our post-paid and pre-paid gross customer additions as a result of several factors, including improvements in our network, attractive promotions, an expanded line-up of handsets and calling plans that differentiate us throughout our markets. As of December 31, 2006, GSM customers accounted for 89.2% of our customer base, compared to 67.4% as of December 31, 2005.

Churn rates decreased for the year ended December 31, 2006. During the last half of 2004 and all of 2005, we had experienced an increase in churn, primarily as a result of two factors impacting our business. First, we experienced challenges operating both a TDMA and GSM network and in managing the migration of our customer base from TDMA to GSM. These operational challenges have impacted the level of customer satisfaction with our service in certain of our markets. We have implemented several initiatives that have improved, and should continue to improve, the quality of our networks. Second, we have been impacted by WLNP, which allows customers to keep their wireless phone number in their local area when switching to a different service provider. In the future, churn could be adversely affected by additional network issues, WLNP or other factors that might impact the competitiveness of our service.

Operating Revenue

Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

Service Revenue

We derive service revenue by providing wireless services to our customers. With the deployment of our GSM technology in the last half of 2004, we have experienced increases in our ARPU from prior levels, primarily as a result of additional voice and data services available with this technology. In addition, we have applied for and received federal ETC designation in certain states in which we provide wireless service to qualifying high-cost areas. Success in obtaining ETC status has and may continue to make available to us an additional source of revenue that would be used to provide, maintain and improve the service we provide in those high-cost areas, thus also increasing our ARPU. ETC revenue totaled approximately $54.8 million for the year ended December 31, 2006, $19.9 million for the year ended December 31, 2005 and $3.3 million for the year ended December 31, 2004. ARPU tends to be impacted by seasonality. Historically, we have experienced higher ARPU in the spring and summer months, as users tend to travel more and, therefore, use their wireless handsets more. We believe ARPU will continue to grow, primarily by increased data usage and increased ETC revenue, into 2007.

For the year ended December 31, 2006, our service revenue increased compared to the years ended December 31, 2005 and 2004. This increase in our service revenue was primarily attributable to an increase in ARPU as a result of the continued migration of our customers to our GSM offerings and additional ETC revenue.

Roaming Revenue

We derive roaming revenue by providing service to customers of other wireless providers when those customers “roam” into our markets and use our systems to carry their calls. Roaming revenue has traditionally had higher margins than revenue from our customers. We achieve these higher margins because we incur relatively lower incremental costs related to billing, customer service and collections in servicing roaming customers as compared to our home customers. However, our roaming margins have been declining due to increased market pressures and competition among wireless providers resulting in reduced roaming rates. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes-of-use) was $0.10 for the year ended December 31, 2006, $0.12 for the year ended December 31, 2005 and $0.14 for the year ended December 31, 2004. We expect our roaming yield to continue to decline as a result of scheduled rate reductions included in our current roaming contracts. Cingular Wireless and T-Mobile are our most significant roaming partners, accounting for approximately 97% of our roaming minutes-of-use for the year ended December 31, 2006, approximately 96% for the year ended December 31, 2005 and approximately 96% for the year ended December 31 2004. Though the roaming contracts provide for decreasing rates over time, we believe these roaming contracts are beneficial because they secure existing traffic and provide opportunity for a continuing increase in traffic volumes. Roaming revenue tends to be impacted by seasonality. Historically, we have experienced higher roaming minutes-of-use and related roaming revenue in the spring and summer months, as users tend to travel more and, therefore, use their wireless handsets more.

For the year ended December 31, 2006, our roaming revenue increased compared to the years ended December 31, 2005 and 2004. When comparing 2006 to 2005, this increase was a result of a 29.7% increase in roaming minutes offset by a 15.5% decline in our roaming revenue per minute-of-use as contractual rates were lower for the year ended December 31, 2006, compared to the same period in 2005. When comparing 2005 to 2004, this increase was a result of a 43.8% increase in roaming minutes offset by a 13.7% decline in our roaming revenue per minute-of-use as contractual rates were lower for the year ended December 31, 2005, compared to the same period in 2004.

Equipment and Other Revenue

Equipment revenue is revenue from selling wireless equipment to our customers. Equipment revenue is recognized when the equipment is delivered to the customer. Other revenue is primarily related to residual payments and a settlement for prior claims under various agreements between us and AT&T Wireless and rental revenue.

The following table sets forth the results of the components of our equipment and other revenue for the periods indicated:

	Year Ended December 31,
	2006		2005		2004
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	($ In thousands)

Equipment revenue	$61,189	88.6%	$49,839	79.5%	$41,181	94.2%
Other revenue	7,845	11.4%	12,831	20.5%	2,537	5.8%

Total equipment and other revenue	$69,034	100.0%	$62,670	100.0%	$43,718	100.0%

For the year ended December 31, 2006, our equipment revenue increased compared to the years ended December 31, 2005 and 2004. When comparing 2006 to 2005, this increase was the result of an increase in post-paid and pre-paid gross customer additions and an increase in the sales mix of higher priced, higher quality handsets, including Blackberry handheld and Windows Mobile devices. When comparing 2005 to 2004, this increase was primarily the result of an increase in post-paid and pre-paid gross customer additions and customers upgrading to GSM rate plans and increases in activation fees charged to customers.

For the year ended December 31, 2006, our other revenue decreased compared to the year ended December 31, 2005. For the year ended December 31, 2005, our other revenue increased compared to the year ended December 31, 2004. When comparing 2006 to 2005, this decrease was primarily the result of a decrease of approximately $4.1 million related to residual payments under various agreements between us and AT&T Wireless due to the initial payment of $7.8 million during the second quarter of 2005, and a decrease of approximately $0.9 million in rental revenue due to our tower sale and leaseback transactions during 2005. When comparing 2005 to 2004, this increase was primarily the result of payments of approximately $10.6 million related to a settlement for prior claims and residual payments under various agreements between us and AT&T Wireless, slightly offset by a decrease in rental revenue due to our tower sale and leaseback transactions during 2005. We will continue to receive certain formula-based residual payments in connection with the AT&T Wireless settlement through mid-2008, at the latest.

Operating Expenses

Our primary operating expense categories include cost of service, cost of equipment, marketing and selling costs, general and administrative costs, depreciation and amortization and gain on disposition of operating assets.

Cost of Service

Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our customers when our customers roam into their markets, referred to as “roaming” costs. During 2005, we signed a new roaming contract with Cingular Wireless, our primary roaming partner, which reduced our roaming cost per minute-of-use effective April 9, 2005 to a flat rate that will remain constant through mid-2009. While future rates charged by third-party providers may continue to decrease, we expect our overall growth in off-network minutes-of-use to grow at a rate faster than per minute costs will decline. Therefore, we expect that our roaming costs may continue to increase in future periods.

The following table sets forth the results of the components of our cost of service for the periods indicated:

	Year Ended December 31,
	2006		2005		2004
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	($ In thousands)

Network and other operating costs	$255,353	74.9%	$223,074	75.2%	$170,181	66.7%
Roaming costs	85,590	25.1%	73,520	24.8%	85,127	33.3%

Total cost of service	$340,943	100.0%	$296,594	100.0%	$255,308	100.0%

For the year ended December 31, 2006, our network and other operating costs, which are the costs we incur in operating our wireless network and providing service to our customers, increased compared to the years ended December 31, 2005 and 2004. When comparing 2006 to 2005, this increase is a result of the addition of new circuits and cell sites related to improving our GSM network coverage, with the remaining increase resulting from an increase in rent expense of approximately $14.9 million related to our tower sale and leaseback transactions during 2005 and new leases entered into during 2005 and 2006. When comparing 2005 to 2004, this increase is a result of adding new circuits and cell sites related to our GSM network, as well as increasing costs as a result of providing more service features, such as handset replacement coverage and wireless Internet and an increase in rent expense of approximately $12.7 million related to our tower sale and leaseback transactions during 2005 (described below) and new leases entered into during 2005 and 2004.

For the year ended December 31, 2006, our roaming costs increased compared to the year ended December 31, 2005. For the year ended December 31, 2005, our roaming costs decreased compared to the year ended December 31, 2004. When comparing 2006 to 2005, the increase was primarily the result of a 45.6% increase in minutes used by our customers on third-party wireless providers’ networks, partially offset by a 20.0% decline in roaming costs per minute-of-use as contractual rates were lower for the year ended December 31, 2006 compared to the year ended December 31, 2005. When comparing 2005 to 2004, the decline was primarily a result of a 38.6% decrease in roaming costs per minute-of-use as contractual rates were lower for the year ended December 31, 2005 compared to the year ended December 31, 2004, offset by a 40.6% increase in the minutes used by our customers on third-party wireless providers’ networks.

Cost of Equipment

Our cost of equipment represents the costs associated with wireless equipment and accessories sold to our customers. Cost of equipment is impacted by the volume of equipment transactions and upon the quality of the handset. The volume of equipment transactions is impacted by post-paid and pre-paid gross customer additions and customer upgrades. We, like other wireless providers, have continued to use discounts on wireless handsets and have continued to offer free handset promotions. As a result, we have incurred, and expect to continue to incur, losses on equipment sales. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased service revenue from an increase in the number of wireless customers and from higher priced rate plans.

For the year ended December 31, 2006, our cost of equipment increased compared to the years ended December 31, 2005 and 2004. When comparing 2006 to 2005, the increase in cost of equipment is due to an increase in post-paid and pre-paid gross customer additions and an increase in the sales mix of higher priced, higher quality handsets. When comparing 2005 to 2004, cost of equipment increased due to an increase in post-paid and pre-paid gross customer additions and an increase in the number of customers upgrading to new rate plans and purchasing new handsets.

Marketing and Selling Costs

Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell wireless products and services. We pay commissions to sales personnel and independent dealers for new business generated and re-signing existing customers.

For the year ended December 31, 2006, our marketing and selling costs increased compared to the years ended December 31, 2005 and 2004. When comparing 2006 to 2005, the increase was primarily due to additional commissions paid for increased post-paid and pre-paid gross customer additions and increased customer re-signs, as well as the addition of sales and marketing management personnel. When comparing 2005 to 2004, the increase in our marketing and selling costs was due to an increase in advertising costs spent to promote our GSM rate plans, along with an increase in commissions paid as a result of an increase in post-paid and pre-paid gross customer additions.

General and Administrative Costs

Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections and corporate administration.

For the year ended December 31, 2006, our general and administrative costs decreased compared to the year ended December 31, 2005. For the year ended December 31, 2005, our general and administrative costs increased compared to the year ended December 31, 2004. When comparing 2006 to 2005, this decrease in our general and administrative costs was primarily attributable to the decrease in costs related to the restructuring of our call center operations during 2005, a decrease in bad debt expense of approximately $5.1 million and by efficiencies gained from centralizing administrative functions, partially offset by an increase of approximately $6.1 million related to share-based compensation expense associated with the adoption of SFAS No. 123(R) on January 1, 2006. When comparing 2005 to 2004, the increase in our general and administrative costs was primarily attributable to a $13.0 million increase in bad debt expense, costs related to the restructuring of our call center operations and an increase in legal fees associated with certain regulatory matters, offset by efficiencies gained from centralized administrative functions.

Depreciation and Amortization

Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of certain identifiable intangible assets. However, we do not amortize our wireless license acquisition costs or goodwill. Rather, these assets are subject to periodic evaluations for impairment. Our depreciation and amortization expense has remained fairly constant for the years ended December 31, 2006, 2005 and 2004. The slight decrease in our depreciation and amortization expense for the year ended December 31, 2006 compared to the year ended December 31, 2005, was primarily a result of our tower sale and leaseback transactions during 2005 and a result of assets becoming fully depreciated as our TDMA assets reach the end of their effective service life.

Gain on Disposition of Operating Assets

Our gain on disposition of operating assets for the year ended December 31, 2006 and 2005 was a result of the sale and leaseback of 564 of our towers during 2005. On June 30, 2005, we recognized $0.9 million of the gain from the transactions and we deferred the remaining gain of $62.7 million, which will be recognized over the lease term of ten years. We expect to recognize a gain of approximately $6.3 million per year over the original life of the lease.

Non-Operating Results

Interest Expense

For the year ended December 31, 2006, our interest expense decreased slightly compared to the year ended December 31, 2005. This is due to a decrease in our average interest rate of our debt securities due to the October 2005 refinancing of $299.0 million of our senior notes which bore interest at 10.875% in exchange for $150.0 million principal amount of senior floating rate notes that bear interest at the rate per annum equal to London Inter-Bank Offered Rate, or LIBOR, plus 4.25% and $160.0 million principal amount of senior convertible debentures that bear interest at 1.50% per annum. In addition, on May 23, 2006, DCS completed a private offering of $250.0 million aggregate principal amount of 8.375% Series B first priority senior secured notes due 2011 and in 2006, completed the redemption of $250.0 million aggregate principal amount of first priority senior secured floating rate notes due 2011 that bore interest at the rate per annum, reset quarterly, equal to LIBOR plus 4.75%. When comparing 2005 to 2004, this increase in our interest expense is due to an increase in our debt securities outstanding and the average interest rate of our debt securities, partially offset by a decrease in outstanding borrowings under our credit facility.

(Loss) Gain from Extinguishment of Debt

For the year ended December 31, 2006, our loss from extinguishment of debt of $13.2 million is the result of the redemption of $250.0 million aggregate principal amount of our first priority senior secured floating rate notes due 2011 (described below).

For the year ended December 31, 2005, our loss from extinguishment of debt of $21.7 million is the result of the redemption of the entire $299.0 million outstanding principal amount of our 10.875% senior notes.

The gain from extinguishment of debt for the year ended December 31, 2004, is the result of our repurchase of $230.3 million principal amount of our 8.875% senior notes at an aggregate cost of approximately $171.2 million, excluding accrued interest. We reported a gain on extinguishment of debt, net of deferred financing costs, of approximately $54.8 million as a result of these purchases. In addition, we purchased approximately $1.0 million principal amount of our 10.875% senior notes at an aggregate cost of approximately $0.8 million, excluding accrued interest. We reported a gain on extinguishment of debt, net of deferred financing costs, of approximately $0.2 million as a result of these purchases. These gains were offset by a loss on redemption of the remaining Dobson/Sygnet senior notes and a loss related to the amendment of the DCS credit facility. We redeemed the remaining $5.2 million of Dobson/Sygnet senior notes and recognized a loss from extinguishment of debt of $0.4 million due to the premium paid and the write off of related deferred financing costs. We paid off and amended the DCS credit facility, and we recognized a loss of $14.2 million due to the write off of deferred financing costs related to the DCS credit facility.

(Loss) Gain on Redemption and Repurchases of Mandatorily Redeemable Preferred Stock

During the year ended December 31, 2006, our loss on redemption and repurchases of mandatorily redeemable preferred stock is the result of the redemption of our remaining mandatorily redeemable preferred stock on March 1, 2006 (described below).

During the year ended December 31, 2005, we completed two exchange offers for our senior exchangeable preferred stock. On August 23, 2005, we exchanged 167,356 shares of preferred stock for 28,249,729 newly issued shares of Class A common stock and $50.2 million in cash. These repurchases resulted in a loss on redemption and repurchases of mandatorily redeemable preferred stock totaling approximately $66.4 million. In addition, on October 4, 2005, we exchanged 8,700 shares of 12.25% senior exchangeable preferred stock and 30,021 shares of 13% senior exchangeable preferred stock for 5,982,040 shares of our Class A common stock and cash consideration of $1.6 million. We reported a loss on this transaction of approximately $4.4 million in the fourth quarter of 2005.

During the year ended December 31, 2004, we repurchased a total of 14,816 shares of our 12.25% preferred stock and 9,475 shares of our 13% preferred stock for an aggregate price of $17.4 million. These repurchases resulted in a gain on redemption and repurchases of mandatorily redeemable preferred stock totaling $6.5 million.

Dividends on Mandatorily Redeemable Preferred Stock

For the year ended December 31, 2006, our dividends on mandatorily redeemable preferred stock decreased compared to the years ended December 31, 2005 and 2004. The decrease in mandatorily redeemable preferred stock dividends is the result of the reduction in the number of shares of our mandatorily redeemable preferred stock outstanding due to repurchases of our mandatorily redeemable preferred stock during 2004 and 2005 and from the redemption of our remaining mandatorily redeemable preferred stock on March 1, 2006.

Other Income, Net

For the year ended December 31, 2006, our other income increased compared to the years ended December 31, 2005 and 2004. When comparing 2006 to 2005, this increase reflects the effect of the write-off in 2005 of the cost of our proposed preferred stock exchange offer, which expired in March 2005 without the minimum tender condition being satisfied, and an increase in interest income during the year ended December 31, 2006 due to higher interest rates. When comparing 2005 to 2004, this increase was a result of an increase in interest income, slightly offset by the expensing of the cost of our unsuccessful January 2005 preferred stock exchange offer, which expired in March 2005 without the minimum tender condition being satisfied.

Discontinued Operations

For the year ended December 31, 2004, we had income from discontinued operations. Our discontinued operations during 2004 relate to the Maryland properties included in the swap with Cingular Wireless.

Income Tax Benefit (Expense)

For the year ended December 31, 2006, our income tax benefit increased compared to the year ended December 31, 2005. This increase was the result of us decreasing our valuation allowance by approximately $13.8 million during 2006, primarily from the determination of certain tax attributes. In addition, during 2006, as a result of changes in certain state corporate tax statutes and other items, we reduced our total deferred tax liability by approximately $2.0 million.

LIQUIDITY AND CAPITAL RESOURCES

We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, and when necessary, bank debt and the issuance of debt and equity securities. Although we cannot provide assurance, assuming successful implementation of our strategy, including the continuing development of our wireless systems and significant and sustained growth in our cash flows, we believe that our cash, cash equivalents, short-term investments on hand (detailed below), our availability under the DCS revolving line of credit, our availability under the existing ACC credit facility and cash flows from operations will be sufficient to satisfy our currently expected capital expenditures, working capital and debt service obligations over the next few years. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and the regulatory, technological and competitive developments that may arise.

We may have to refinance our notes at their final maturities, which begin in 2011. Based upon market rates available to us, we may refinance earlier than the stated maturity dates. Sources of additional financing may include commercial bank borrowings, vendor financing and the issuance of equity or debt securities. Some or all of these financing options may not be available to us in the future, because these sources are influenced by our financial performance and condition, along with certain other factors that are beyond our control, such as economic events, technological changes and business trends and developments. Thus, if at any time financing is not available on acceptable terms, it could have a materially adverse effect on our business and financial condition. See “Proposed Refinancing” below.

Working Capital and Net Cash Flow

	December 31,	December 31,	Percentage
	2006	2005	Change
	($ In thousands)

Cash and cash equivalents	$117,064	$196,450	(40.4)%
Short-term investments	4,959	—	*
Other current assets	163,657	158,923	3.0%

Total current assets	285,680	355,373	(19.6)%

Current liabilities	252,091	240,453	4.8%

Working capital	$33,589	$114,920	(70.8)%

Ratio of current assets to current liabilities	1.1:1	1.5:1

* Calculation is not meaningful.

Our net cash provided by operating activities was $233.8 million for the year ended December 31, 2006, compared to $176.5 million for the year ended December 31, 2005 and $150.4 million for the year ended December 31, 2004. The increase from 2005 to 2006 and from 2004 to 2005 were both primarily due to increased operating income, which generated more net cash receipts, and changes in current assets and current liabilities. For additional analysis of the changes impacting operating income, see “Results of Operations for the Years Ended December 31, 2006, 2005 and 2004.” We expect that any future improvements in cash provided by operating activities will primarily be driven by improvements in operating income.

We used cash in investing activities for the years ended December 31, 2006, 2005 and 2004. Investing activities are primarily related to capital expenditures and purchases of wireless licenses and properties. We typically expect to use cash in investing activities for the foreseeable future as we continue to develop our network or acquire additional networks. Our net cash used in investing activities for the year ended December 31, 2006 primarily related to capital expenditures of $162.0 million and the purchase of Highland Cellular LLC, wireless assets in Texas 15 RSA and Nome and Kodiak, Alaska, additional PCS spectrum, as well as the AWS auction licenses, which all totaled $216.2 million. The acquisitions were purchased with additional borrowings drawn on the ACC credit facility and cash on hand, thus, reducing our working capital at December 31, 2006. Our net cash used in investing activities for the year ended December 31, 2005 related to capital expenditures of $145.9 million and the purchase of Pennsylvania 4 RSA’s wireless assets, partially offset by proceeds related to our tower sale and leaseback transactions during 2005 and sales of marketable securities. Our net cash used in investing activities for the year ended December 31, 2004, primarily related to capital expenditures of $142.0 million, the purchase of Michigan 2, 4 and 5 RSA’s and NPI’s wireless assets and purchases of marketable securities, partially offset by sales of marketable securities, cash received from Cingular Wireless as part of our Michigan/Maryland swap and receipt of funds held in escrow for contingencies on sold assets.

We received cash from financing activities for the year ended December 31, 2006, and we used cash in financing activities for the years ended December 31, 2005 and 2004. Cash provided by financing activities for the year ended December 31, 2006 primarily related to proceeds from the issuance of DCS’ 8.375% Series B first priority senior secured notes due 2011 and borrowings under ACC’s credit facility (described below) partially offset by the repurchase of $250.0 million aggregate principal amount of our first priority senior secured floating rate notes and the redemption of our remaining mandatorily redeemable preferred stock on March 1, 2006. Cash used in financing activities for the year ended December 31, 2005, primarily related to the repayment of our 10.875% senior notes, financing costs related to our preferred stock exchange offer, deferred financing costs related to our new notes and convertible debentures and distributions to minority interest holders, partially offset by our new notes and convertible debentures issued in September 2005. Cash used in financing activities for the year ended December 31, 2004, consisted primarily of repayments and repurchases of our credit facilities and debt securities, redemption and repurchases of preferred stock and deferred financing costs, offset by proceeds from our credit facilities and debt securities. Financing activities are typically related to proceeds from our credit facilities and debt securities, repayments of our credit facilities and debt securities, deferred financing costs associated with our credit facilities and debt securities and purchases of debt and equity securities. For future expected payments of our credit facilities and debt securities, which will affect our financing activities, see the “Contractual Obligations” table included below.

Capital Resources

Credit Facilities

DCS Senior Secured Credit Facility

DCS’ senior secured credit facility, which matures on October 23, 2008, consists of a $75.0 million senior secured revolving credit facility.

The DCS credit facility is guaranteed by us, Dobson Operating Co. LLC, or DOC, and DOC Lease Co LLC, and is secured by first and second priority security interests in all of the tangible and intangible assets of DCS. The DCS credit facility is not guaranteed by ACC or any of its subsidiaries. As of December 31, 2006 and 2005 and during each year, we had no borrowings under this credit facility.

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

The DCS credit facility agreement contains covenants that, subject to specified exceptions, limit the ability of Dobson Communications Corporation, or DCC, DCS and their subsidiaries (other than ACC and its subsidiaries) to:

•	make capital expenditures;

•	sell or dispose of assets;

•	incur additional debt;

•	create liens;

•	merge with or acquire other companies;

•	engage in transactions with affiliates, including dividend restrictions; and

•	make loans, advances or stock repurchases.

ACC Senior Secured Credit Facility

On August 8, 2006, ACC, entered into a senior secured credit facility consisting of:

•	a 5-year $50.0 million senior secured revolving credit facility;

•	a 7-year $100.0 million senior secured multiple draw term loan facility; and

•	a 7-year $100.0 million senior secured delayed draw term loan facility.

In connection with this senior secured credit facility, ACC Holdings, LLC, a new holding company for ACC, was formed. The credit facility is guaranteed by ACC Holdings and each of ACC’s direct domestic subsidiaries (other than Alton CellTel Partnership) and is secured by a first priority security interest in substantially all of the tangible and intangible assets of ACC, its direct domestic subsidiaries (other than Alton CellTel Partnership) and ACC Holdings as well as by a pledge of ACC’s capital stock and the capital stock of its subsidiaries.

Interest on the credit facility is currently based on a LIBOR formula plus a spread. However, interest on the credit facility can be subject to the greater of prime rate or the federal funds effective rate plus a spread.

The term loans under the multiple draw facility were made available as follows: (i) $50 million was drawn at the closing of the credit agreement, on August 8, 2006, and (ii) $50 million was drawn on September 29, 2006. The delayed draw term facility may be drawn upon up to three times prior to the first anniversary of the credit agreement closing. As of December 31, 2006, $124.7 million was outstanding under this credit facility.

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

Debt Securities

On September 13, 2005, we completed our offerings of $150.0 million principal amount of senior floating rate notes due 2012 and $150.0 million principal amount of senior convertible debentures due 2025. The net proceeds from the offerings, before expenses, were $294.0 million. In addition, we had granted the initial purchasers of the senior convertible debenture offering an option to purchase up to an additional $30.0 million principal amount of senior convertible debentures. On October 13, 2005, the initial purchasers exercised their right to purchase an additional $10.0 million principal amount of debentures. As of December 31, 2006, the aggregate principal amount of senior convertible debentures outstanding was $160.0 million.

DCC Senior Floating Rate Notes

The senior floating rate notes, which mature on October 15, 2012, bear interest at the rate per annum equal to LIBOR plus 4.25%, which is reset quarterly. Interest payments are due on January 15, April 15, July 15 and October 15, commencing October 15, 2005. The notes are effectively subordinated to DCC’s existing and future secured indebtedness to the extent of the collateral securing that indebtedness, and to the existing and future liabilities of DCC’s subsidiaries; equal in right of payment to all of DCC’s existing and future unsecured senior indebtedness; and senior in right of payment to DCC’s future subordinated indebtedness. At December 31, 2006, LIBOR equaled 5.37%; therefore, the interest rate on these notes was 9.62%.

DCC 1.50% Senior Convertible Debentures

The senior convertible debentures, which mature on October 1, 2025, bear interest at 1.50% per annum. Prior to maturity, the holders can require redemption of the notes. This can occur on the anniversary date in 2010, 2015, or 2020. Interest payments are due on April 1, and October 1, commencing April 1, 2006. The debentures will be convertible, under certain circumstances at the holders’ option, into shares of our Class A common stock initially at a conversion rate of 97.0685 shares per $1,000 principal amount of the debentures (equivalent to an initial conversion price of approximately $10.30 per share), subject to adjustments related to potential equity transactions and other events. Upon conversion of the debentures, we have the right to deliver shares of our Class A common stock, cash or a combination of cash and shares of our Class A common stock. The debentures are effectively subordinated to DCC’s existing and future secured indebtedness to the extent of the collateral securing that indebtedness, and to the existing and future liabilities of DCC’s subsidiaries; equal in right of payment to all of DCC’s existing and future unsecured senior indebtedness; and senior in right of payment to DCC’s future subordinated indebtedness.

DCC 8.875% Senior Notes

On September 26, 2003, we completed the issuance of $650.0 million principal amount of 8.875% senior notes due 2013. The net proceeds from the issuance of the notes were used to repay in full all amounts owing under the old bank credit facility of DOC, and to repay in part amounts owing under the bank credit facility of Sygnet Wireless, Inc. The senior notes rank pari passu in right of payment with any of our existing and future senior indebtedness and are senior to all existing and future subordinated indebtedness.

During the first quarter of 2004, we purchased $55.5 million principal amount of our 8.875% senior notes for the purchase price of $48.3 million, excluding accrued interest. Our first quarter 2004 gain from extinguishment of debt related to these senior notes. This gain was $6.1 million, net of deferred financing costs.

In addition, with a portion of the proceeds from the sale by DCS of its senior secured notes in November 2004, we purchased approximately $174.8 million principal amount of our 8.875% senior notes at an aggregate cost of approximately $122.9 million, excluding accrued interest. We reported a gain on extinguishment of debt, net of deferred financing costs, of approximately $48.7 million in the fourth quarter of 2004 as a result of these purchases.

DCC 10.875% Senior Notes

On June 15, 2000, we completed the issuance of $300.0 million principal amount of our 10.875% senior notes due 2010. We purchased approximately $1.0 million principal amount of our 10.875% senior notes at an aggregate cost of approximately $0.8 million, excluding accrued interest, with a portion of the proceeds from the sale by DCS of its senior secured notes in November 2004. We reported a gain on extinguishment of debt, net of deferred financing costs, of approximately $0.2 million in the fourth quarter of 2004 as a result of these purchases. On October 17, 2005, we used $294.0 million of restricted cash, along with cash on hand, to pay the redemption price of the entire $299.0 million outstanding principal amount of our 10.875% senior notes, plus accrued interest and the applicable redemption premium. A loss of $13.5 million, net of income tax, was recognized in the fourth quarter of 2005 due to the redemption of these 10.875% senior notes. At December 31, 2005, these senior notes were no longer outstanding.

DCS Senior Secured Notes

On November 8, 2004, DCS completed the offering of $825.0 million senior secured notes, consisting of $250.0 million of 8.375% first priority senior secured notes due 2011, $250.0 million of first priority senior secured floating rate notes due 2011 and $325.0 million of 9.875% second priority senior secured notes due 2012. The notes are guaranteed on a senior basis by us, DOC and DCS’ wholly owned subsidiaries, and the notes and guarantees are secured by liens on the ownership of DOC and DCS and on substantially all of the assets of DOC, DCS and DCS’ subsidiaries that guarantee the notes, other than excluded assets (as defined in the indentures for the notes). The notes and guarantees rank pari passu in right of payment with existing and future senior indebtedness of DCS and the guarantors, and senior to all existing and future subordinated indebtedness of DCS and the guarantors.

A portion of the proceeds from the offering was used to repay all amounts outstanding under DCS’ senior secured credit facility, to repurchase, at a discount, $175.8 million of previously outstanding debt securities and to fund the acquisition of RFB.

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

2011 Floating Rate Notes

Until the notes were repurchased during 2006 (described below), the 2011 first priority senior secured floating rate notes incurred interest at the rate per annum, reset quarterly, equal to LIBOR plus 4.75%. At December 31, 2005, LIBOR equaled 4.53%; therefore, the interest rate on these notes was 9.28%.

On May 23, 2006, net proceeds from the private offering of $250.0 million aggregate principal amount of 8.375% Series B first priority senior secured notes due 2011, were used to purchase approximately $234.4 million aggregate principal amount of DCS’ first priority senior secured floating rate notes due 2011 tendered pursuant to DCS’ previously completed tender offer and consent solicitation. We recorded a loss of approximately $12.7 million ($7.9 million, net of income tax) upon the redemption of these notes.

On November 7, 2006, DCS redeemed the remaining $15.6 million in outstanding first priority senior secured floating rate notes due 2011. The redemption price equaled 102.000% of the principal amount plus accrued interest. We recorded a loss of approximately $0.5 million ($0.3 million, net of income tax) during the fourth quarter of 2006, due to the redemption of the notes. At December 31, 2006, these floating rate notes were no longer outstanding.

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

DCS Series B First Priority Senior Secured Notes

As discussed above, on May 23, 2006, DCS completed a private offering of $250.0 million aggregate principal amount of 8.375% Series B first priority senior secured notes due 2011. The notes are guaranteed on a senior basis by us, DOC and DCS’ wholly owned subsidiaries, and the notes and guarantees are secured by liens on the capital stock of DOC and DCS and on substantially all of the assets of DOC, DCS and DCS’ subsidiaries that guarantee the notes, other than excluded assets (as defined in the indenture for the notes). The notes and guarantees rank pari passu in right of payment with existing and future senior indebtedness of DCS and the guarantors, and senior to all existing and future subordinated indebtedness of DCS and the guarantors.

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

ACC 10.0% Senior Notes

In connection with the ACC reorganization, on August 8, 2003, ACC Escrow Corp. (now ACC) completed an offering of $900.0 million aggregate principal amount of existing 10.0% senior notes due 2011. These senior notes were issued at par. Interest on the notes is payable semi-annually in arrears on February 1 and August 1, commencing February 1, 2004. ACC may, at its option, redeem, with a premium that begins at 105% and declines to 100%, some or all of the notes at any time on or after August 1, 2007. On August 19, 2003, ACC Escrow Corp. was merged into ACC, and the net proceeds from the offering were used to fully repay ACC’s old bank credit facility, and to pay expenses of the offering and a portion of the expenses of the restructuring. DCC and DCS are not guarantors of these senior notes.

The indenture for ACC’s 10.0% senior notes includes certain covenants including, but not limited to, covenants that limit the ability of ACC and its restricted subsidiaries to:

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

Other Debt Securities

During 2001, ACC issued $700.0 million principal amount of its 9.5% senior subordinated notes due 2009 at a discount of $6.9 million. The discount is being amortized over the life of the notes. In August 2003, as part of the restructuring of ACC, holders of $681.9 million outstanding principal amount of ACC’s senior notes surrendered their senior notes and received approximately $48.7 million in cash, 43.9 million shares of newly issued shares of our Class A common stock, and 681,900 shares of our Series F preferred stock, which had an aggregate liquidation preference of approximately $121.8 million and is convertible into a maximum of 13.9 million shares of our Class A common stock. We also issued an additional 4,301 shares of our Series F preferred stock and 276,848 shares of our

Class A common stock in payment of certain fees. At December 31, 2006, there remains outstanding $18.1 million principal amount of ACC’s 9.5% senior subordinated notes.

Preferred Stock

During August 2003, in conjunction with the ACC reorganization, we issued 686,201 shares of our Series F preferred stock having an aggregate liquidation preference of $122.5 million and convertible into a maximum of 14.0 million shares of our Class A common stock, plus $48.7 million in cash and 44.2 million shares of our Class A common stock to the former holders of $681.9 million principal amount of ACC’s outstanding 9.5% senior subordinated notes due 2009 and their advisors. On September 12, 2005, we issued 48,015 shares of Series F preferred stock as payment in kind for dividends due on October 15, 2004 and April 15, 2005 on our outstanding Series F preferred stock. We also paid accrued interest on those dividends. On October 15, 2005, we issued 25,680 shares of Series F preferred stock as payment in kind for dividends due October 15, 2005 on our outstanding Series F preferred stock. Therefore, as of December 31, 2006 our outstanding Series F preferred stock had an aggregate liquidation preference of $135.7 million.

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

On March 1, 2006, we redeemed and cancelled all remaining outstanding shares of our 12.25% senior exchangeable preferred stock and our 13% senior exchangeable preferred stock. The cash redemption price for the 12.25% preferred stock was $1,220.38 per share, which represents 100% of the liquidation preference, plus an amount in cash equal to all accrued dividends (including applicable interest for accrued dividends) up to, but not including, the redemption date. The cash redemption price for the 13% preferred stock was $1,270.98 per share, which represents 104.333% of the liquidation preference, plus an amount in cash equal to all accrued dividends (including applicable interest for accrued dividends) up to, but not including, the redemption date. We recorded a loss of approximately $1.5 million during 2006 as a result of these redemptions.

Proposed Refinancing

On February 15, 2007, ACC commenced a cash tender offer for any and all of its $900.0 million aggregate principal amount of 10.0% senior notes due 2011, and a consent solicitation to amend the terms of these senior notes and related indenture. The purpose of the consent solicitation is to amend the terms of ACC’s 10.0% senior notes and the related indenture to remove substantially all of the restrictive covenants contained therein.

This tender offer is part of a refinancing of ACC’s existing 10.0% senior notes, its $18.1 million aggregate principal amount of 9.5% senior subordinated notes due 2009 and $124.7 million outstanding under its existing senior secured credit facility, or the refinancing. ACC expects to finance the refinancing through up to $1,275.0 million of new indebtedness with a portion of new indebtedness not drawn at the closing of the refinancing.

The tender offer and refinancing are subject to the satisfaction of certain conditions and there can be no assurance it will be completed on satisfactory terms or at all.

Capital Expenditures and Commitments

Our capital expenditures were $162.0 million for the year ended December 31, 2006. The majority of these expenditures were spent to expand the capacity of our GSM network, support the addition of new GSM cell sites, upgrade acquired networks and fund certain mandates to comply with the requirements of E-911. We plan to spend approximately $155.0 million for capital expenditures during 2007, as we continue to develop and improve our GSM network.

The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions. We may require additional financing for future acquisitions and to refinance our debt at its final maturities.

Contractual Obligations

The table below sets forth all of our contractual cash obligations at December 31, 2006, which are obligations during the following years. The future contractual cash obligations of our credit facilities and debt securities are based upon the holders’ earliest redemption date and exclude any discounts or premiums.

	2007	2008-2009	2010-2011	2012 and after
	($ In thousands)

Credit facilities and debt securities	$1,250	$20,600	$1,680,938	$894,681
Series F preferred stock	—	—	—	135,695
Operating leases	75,137	137,833	100,923	152,534
Purchase obligations	1,362	1,059	—	—

Total contractual cash obligations	$77,749	$159,492	$1,781,861	$1,182,910

In addition, we are required to make cash interest payments on our 8.875% senior notes due 2013, our senior floating rate notes due 2012 and our senior convertible debentures due 2025. DCS is required to pay cash interest on its 9.875% second priority senior secured notes due 2012, its 8.375% senior secured notes due 2011, and its 8.375% Series B first priority senior secured notes due 2011 and ACC is required to pay cash interest on its 10.0% senior notes due 2011 and its 9.5% senior subordinated notes due 2009. Based on outstanding principal amounts at December 31, 2006, cash interest on our notes was as follows:

•	$37.2 million annually through maturity in 2013 on our 8.875% senior notes;

•	$14.4 million annually based on the interest rate in effect on December 31, 2006, on our senior floating rate notes that will vary through maturity in 2012 based on the applicable interest rate, which is reset quarterly, of LIBOR plus 4.25%;

•	$2.4 million annually through maturity in 2025 on our senior convertible debentures;

•	$32.1 million annually through maturity in 2012 on DCS’ 9.875% second priority senior secured notes;

•	$20.9 million annually through maturity in 2011 on DCS’ 8.375% first priority senior secured notes;

•	$20.9 million annually through maturity in 2011, on DCS’ 8.375% series B first priority senior secured notes;

•	$90.0 million annually through maturity in 2011 on ACC’s 10.0% senior notes; and

•	$1.7 million annually through maturity in 2009 on ACC’s 9.5% senior subordinated notes.

In addition, the DCS and ACC credit facilities require us to pay cash commitment fees on any unused portion and interest on any used portion of the credit facilities.

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

We amended our purchase and license agreement with Nortel Networks Corp. on August 29, 2006. Under the purchase and license agreement with Nortel Networks Corp., we have a commitment to make specified minimum purchases of GSM related products and services prior to December 31, 2008. If we fail to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 5% of the portion of the unfulfilled commitment. At December 31, 2006, the exposure for such damages was approximately $1.1 million, which is included in the table above.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements or liabilities. In addition, we do not have any majority-owned subsidiaries or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements.

Related Party Transactions

For a further discussion regarding additional relationships and related party transactions, we refer you to our Proxy Statement for our 2007 annual meeting of stockholders, which will be filed with the SEC within 120 days after December 31, 2006, and which is incorporated herein by reference under Item 13 below.

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

At December 31, 2006, we had $150.0 million senior floating rate notes due 2012 that bear interest at a variable rate, reset quarterly, of LIBOR plus 4.25%. In addition, we had $124.7 million drawn on ACC’s senior secured credit facility. Interest on the credit facility is currently based on a LIBOR formula plus a spread. The senior floating rate notes and credit facility are the only variable rate debt we had outstanding. A one-percentage point change in these interest rates would change our cash interest payments on an annual basis by approximately $2.7 million.

Item 8.	Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

February 27, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Dobson Communications Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Dobson Communications Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dobson Communications Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Dobson Communications Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, Dobson Communications Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dobson Communications Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Oklahoma City, Oklahoma
February 27, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Dobson Communications Corporation:

We have audited the accompanying consolidated balance sheets of Dobson Communications Corporation and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dobson Communications Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and Securities and Exchange Commission Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dobson Communications Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Oklahoma City, Oklahoma
February 27, 2007

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$117,063,914	$196,450,044
Short-term investments (Note 2)	4,959,012	—
Accounts receivable —
Customers, net of allowance for doubtful accounts of $5,087,982 in 2006 and $3,646,186 in 2005	120,444,702	125,597,696
Inventory	20,906,425	15,876,286
Deferred tax assets (Note 11)	9,520,000	9,234,000
Prepaid expenses and other	12,786,577	8,215,153

Total current assets	285,680,630	355,373,179

PROPERTY, PLANT AND EQUIPMENT, net (Note 2)	512,201,828	483,790,376

OTHER ASSETS:
Restricted investments (Note 2)	4,397,000	4,511,414
Wireless license acquisition costs	1,941,226,745	1,815,152,364
Goodwill	670,510,237	621,317,578
Deferred financing costs, net of accumulated amortization of $14,881,760 in 2006 and $9,774,216 in 2005	35,946,611	40,243,593
Customer list, net of accumulated amortization of $87,783,786 in 2006 and $52,529,971 in 2005	40,881,264	60,906,029
Other non-current assets	3,907,944	4,460,064

Total other assets	2,696,869,801	2,546,591,042

Total assets	$3,494,752,259	$3,385,754,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$96,840,064	$104,728,072
Accrued expenses	48,579,970	33,844,904
Accrued interest payable	65,155,399	63,686,464
Deferred revenue and customer deposits	37,890,782	30,067,359
Accrued dividends payable	2,374,669	8,126,105
Current portion of credit facilities and debt securities	1,250,000	—

Total current liabilities	252,090,884	240,452,904

OTHER LIABILITIES:
Credit facilities and debt securities, net (Note 6)	2,605,105,934	2,469,474,408
Deferred tax liabilities (Note 11)	241,451,899	259,025,826
Mandatorily redeemable preferred stock, net (Note 8)	—	32,793,153
Minority interest	6,465,131	6,761,636
Deferred gain on disposition of operating assets and other long-term liabilities	62,357,050	61,603,630
COMMITMENTS (Note 7)
SERIES F CONVERTIBLE PREFERRED STOCK (Note 8)	135,695,389	135,695,389
STOCKHOLDERS’ EQUITY: (Note 9)
Class A common stock, $.001 par value, 325,000,000 shares authorized and 151,556,978 and 149,912,257 shares issued in 2006 and 2005	151,557	149,913
Convertible Class B common stock, $.001 par value, 70,000,000 shares authorized and 19,418,021 shares issued in 2006 and 2005	19,418	19,418
Convertible Class C common stock, $.001 par value, 4,226 shares authorized and no shares issued in 2006 and 2005	—	—
Convertible Class D common stock, $.001 par value, 33,000 shares authorized and no shares issued in 2006 and 2005	—	—
Paid-in capital	1,441,402,795	1,429,048,308
Accumulated deficit	(1,249,986,135)	(1,249,269,988)
Accumulated other comprehensive loss	(1,663)	—

Total stockholders’ equity	191,585,972	179,947,651

Total liabilities and stockholders’ equity	$3,494,752,259	$3,385,754,597

The accompanying notes are an integral part of these consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

OPERATING REVENUE:
Service revenue	$918,784,979	$858,385,359	$771,610,002
Roaming revenue	283,277,199	258,407,100	208,153,911
Equipment and other revenue	69,033,832	62,669,499	43,717,647

Total operating revenue	1,271,096,010	1,179,461,958	1,023,481,560

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	340,942,330	296,593,650	255,307,899
Cost of equipment	136,178,043	130,111,396	108,968,337
Marketing and selling	165,127,951	141,252,477	128,690,425
General and administrative	190,961,303	196,896,471	179,525,394
Depreciation and amortization	196,302,956	202,395,106	192,818,463
Gain on disposition of operating assets	(6,389,893)	(3,853,930)	—

Total operating expenses	1,023,122,690	963,395,170	865,310,518

OPERATING INCOME	247,973,320	216,066,788	158,171,042

OTHER (EXPENSE) INCOME:
Interest expense	(232,083,455)	(243,002,145)	(219,658,519)
(Loss) gain from extinguishment of debt (Note 6)	(13,239,317)	(21,698,179)	40,401,261
(Loss) gain on redemption and repurchases of mandatorily redeemable preferred stock (Note 8)	(1,482,262)	(70,840,264)	6,478,563
Dividends on mandatorily redeemable preferred stock (Note 8)	(709,574)	(22,551,879)	(32,074,685)
Other income, net	7,590,544	4,576,979	3,120,874

INCOME (LOSS) BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	8,049,256	(137,448,700)	(43,561,464)
Minority interest in income of subsidiaries	(9,227,965)	(9,754,591)	(4,866,532)

LOSS BEFORE INCOME TAXES	(1,178,709)	(147,203,291)	(48,427,996)
Income tax benefit (expense) (Note 11)	13,959,866	25,593,228	(3,635,201)

INCOME (LOSS) FROM CONTINUING OPERATIONS	12,781,157	(121,610,063)	(52,063,197)
DISCONTINUED OPERATIONS: (Note 4)
Income from discontinued operations, net of income tax expense of $271,327	—	—	442,692

NET INCOME (LOSS)	12,781,157	(121,610,063)	(51,620,505)
DIVIDENDS ON PREFERRED STOCK	(8,537,304)	(9,069,237)	(8,177,677)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$4,243,853	$(130,679,300)	$(59,798,182)

BASIC NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$0.02	$(0.90)	$(0.45)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	170,194,375	145,960,251	133,784,752

DILUTED NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$0.02	$(0.90)	$(0.45)

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	172,003,381	145,960,251	133,784,752

The accompanying notes are an integral part of these consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Stockholders’ Equity
									Accumulated
				Class B					Other	Total
	Comprehensive	Class A Common Stock		Common Stock			Accumulated	Treasury	Comprehensive	Stockholders’
	(Loss) Income	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Stock at Cost	Loss	Equity

DECEMBER 31, 2003		119,997,356	$119,998	19,418,021	$19,418	$1,205,138,956	$(1,057,788,169)	$(33,945,222)	$—	$113,544,981
Net loss and comprehensive loss	$(51,620,505)	—	—	—	—	—	(51,620,505)	—	—	(51,620,505)

Series F preferred stock dividends		—	—	—	—	—	(8,177,677)	—	—	(8,177,677)
Issuance of common stock		84,406	84	—	—	1,223,572	—	—	—	1,223,656
Issuance of treasury stock		—	—	—	—	—	(415,553)	513,584	—	98,031

DECEMBER 31, 2004		120,081,762	120,082	19,418,021	19,418	1,206,362,528	(1,118,001,904)	(33,431,638)	—	55,068,486
Net loss and comprehensive loss	$(121,610,063)	—	—	—	—	—	(121,610,063)	—	—	(121,610,063)

Series F preferred stock dividends		—	—	—	—	—	(9,069,237)	—	—	(9,069,237)
Issuance of common stock		29,830,495	29,831	—	—	215,785,062	—	—	—	215,814,893
Issuance of treasury stock		—	—	—	—	6,900,718	(588,784)	33,431,638	—	39,743,572

DECEMBER 31, 2005		149,912,257	149,913	19,418,021	19,418	1,429,048,308	(1,249,269,988)	—	—	179,947,651
Cumulative effect of adjustments resulting from the adoption of SAB No. 108, net of income tax (Note 14)		—	—	—	—	—	(4,960,000)	—	—	(4,960,000)

ADJUSTED DECEMBER 31, 2005		149,912,257	149,913	19,418,021	19,418	1,429,048,308	(1,254,229,988)	—	—	174,987,651
Net income	12,781,157	—	—	—	—	—	12,781,157	—	—	12,781,157
Unrealized loss on investment	(1,663)	—	—	—	—	—	—	—	(1,663)	(1,663)

Total comprehensive income	$12,779,494

Series F preferred stock dividends		—	—	—	—	—	(8,537,304)	—	—	(8,537,304)
Share-based compensation		—	—	—	—	7,223,267	—	—	—	7,223,267
Issuance of common stock		1,644,721	1,644	—	—	5,131,220	—	—	—	5,132,864

DECEMBER 31, 2006		151,556,978	$151,557	19,418,021	$19,418	$1,441,402,795	$(1,249,986,135)	$—	$(1,663)	$191,585,972

The accompanying notes are an integral part of these consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$12,781,157	$(121,610,063)	$(52,063,197)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities, net of effects of acquisitions —
Depreciation and amortization	196,302,956	202,395,106	192,818,463
Amortization of bond discounts and deferred financing costs	5,617,363	7,213,338	7,802,169
Deferred income taxes	(14,819,927)	(27,450,549)	2,531,145
Mandatorily redeemable preferred stock dividends	709,574	22,551,879	13,728,072
Loss (gain) on redemption and repurchases of mandatorily redeemable preferred stock	1,482,262	70,840,264	(6,478,563)
Loss from extinguishment of debt	13,239,317	21,698,179	18,551,794
Gain on disposition of operating assets	(6,389,893)	(3,853,930)	—
Minority interests in income of subsidiaries	9,227,965	9,754,591	4,866,532
Share-based compensation	7,223,267	—	—
Other operating activities	1,020,536	1,646,956	71,763
Cash used in operating activities of discontinued operations	—	—	(815,597)
Changes in current assets and liabilities —
Accounts receivable	5,152,994	(25,656,625)	(1,579,937)
Inventory	(5,030,139)	(265,541)	(2,774,598)
Prepaid expenses and other	(3,857,010)	152,850	(291,600)
Accounts payable	(7,888,008)	24,642,724	(25,746,269)
Accrued expenses	11,208,227	(6,764,251)	(2,194,523)
Deferred revenue and customer deposits	7,823,423	1,185,756	1,934,157

Net cash provided by operating activities	233,804,064	176,480,684	150,359,811

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(162,012,110)	(145,885,008)	(142,049,146)
Purchase of wireless licenses and properties	(216,204,220)	(33,248,006)	(61,094,444)
Receipt of funds held in escrow for contingencies on sold assets	—	—	11,354,020
Cash received from exchange of assets	—	—	21,978,720
Proceeds from the sale of assets	50,804	90,434,054	269,512
Purchases of marketable securities	—	—	(65,000,000)
Sales of marketable securities	—	39,000,000	82,700,000
Purchases of short-term investments	(4,960,675)	—	—
Other investing activities	426,064	(3,366,971)	87,177
Cash used in investing activities of discontinued operations	—	—	(140,234)

Net cash used in investing activities	(382,700,137)	(53,065,931)	(151,894,395)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities and debt securities	387,500,000	310,000,000	899,000,000
Repayments and repurchases of credit facilities and debt securities	(257,860,666)	(299,000,000)	(859,209,000)
Distributions to minority interest holders	(9,505,168)	(8,414,998)	(5,754,722)
Redemption and repurchases of mandatorily redeemable preferred stock	(41,682,819)	—	(17,375,750)
Preferred stock exchange	—	(54,534,811)	—
Preferred stock dividends paid	(8,141,525)	(6,280)	(3,676,068)
Debt financing costs	(5,432,516)	(23,792,716)	(16,852,045)
Purchase of restricted investments	—	(22,000)	(5,860,000)
Maturities of restricted investments	—	6,001,695	—
Issuance of common stock	5,132,864	2,760,299	230,156
Other financing activities	(500,227)	159,995	(623,219)

Net cash provided by (used in) financing activities	69,509,943	(66,848,816)	(10,120,648)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(79,386,130)	56,565,937	(11,655,232)
CASH AND CASH EQUIVALENTS, beginning of year	196,450,044	139,884,107	151,539,339

CASH AND CASH EQUIVALENTS, end of year	$117,063,914	$196,450,044	$139,884,107

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest	$224,389,551	$243,757,484	$206,956,137
Income taxes	$1,126,170	$830,534	$1,976,374
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock dividend paid through the issuance of preferred stock	$—	$13,163,540	$—
Value of Class A common stock issued in preferred stock exchange	$—	$250,954,771	$—
Net property and equipment disposed through exchange of assets	$—	$—	$(11,793,362)
Net wireless license acquisition costs disposed through exchange of assets	$—	$—	$(41,143,732)

The accompanying notes are an integral part of these consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

The Company, through its predecessors, was organized in 1936 as Dobson Telephone Company. The Company was incorporated in Oklahoma on February 3, 1997. The Company is a provider of rural and suburban wireless voice and data services in portions of Alaska, Arizona, Illinois, Kansas, Kentucky, Maryland, Michigan, Minnesota, Missouri, New York, Ohio, Oklahoma, Pennsylvania, Texas, Virginia, West Virginia and Wisconsin. The Company’s operations are encompassed in its two wholly owned primary subsidiaries, Dobson Cellular Systems Inc., or DCS, and American Cellular Corporation, or ACC. ACC does not guarantee any debt or other obligations of DCS or the Company. DCS and the Company do not guarantee any debt or other obligations of ACC.

Capital Resources and Growth

The Company has substantial indebtedness and debt service requirements and is subject to significant financial restrictions and limitations. If the Company is unable to satisfy any of the covenants under the credit facilities (described in Note 6), including financial covenants, the Company will be unable to borrow under the credit facilities during such time period to fund its on-going operations, expected capital expenditures or other permissible uses.

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

Business Segment

The Company operates in one business segment pursuant to Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Cash and Cash Equivalents

Cash and cash equivalents of $117.1 million at December 31, 2006, and $196.5 million at December 31, 2005, consist of cash and cash equivalents including all highly liquid investments with maturities at the date of purchase of three months or less, and the carrying amounts approximate fair value.

Short-Term Investments

Short-term investments are in highly liquid financial instruments with original maturities greater than three months. Investments are reported at their fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, the Company had $5.0 million of short-term investments, which consist of commercial paper and certificates of deposit.

Allowance for Doubtful Accounts

Allowance for doubtful accounts of $5.1 million at December 31, 2006 and $3.6 million at December 31, 2005 are based on a percentage of aged receivables and historical trends. The Company reviews the adequacy of its allowance for doubtful accounts monthly.

Inventory

Inventory is comprised of handsets and accessories held for sale to customers. The Company values its inventory using the weighted average costing method of accounting or, if lower, estimated market value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials and overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense was $160.9 million for the year ended December 31, 2006, $175.4 million for the year ended December 31, 2005, and $167.9 million for the year ended December 31, 2004.

Listed below are the major classes of property, plant and equipment, their estimated useful lives, in years, and their balances as of December 31, 2006 and 2005:

	Useful Life	2006	2005
		($ In thousands)

Wireless systems and equipment	3-10	$1,075,143	$918,908
Buildings and improvements	5-40	70,968	56,142
Vehicles, aircraft and other work equipment	5-10	1,630	1,448
Furniture and office equipment	5-10	109,018	95,284
Plant under construction		14,471	5,405
Land		2,644	3,484

Property, plant and equipment		1,273,874	1,080,671
Accumulated depreciation		(761,672)	(596,881)

Property, plant and equipment, net		$512,202	$483,790

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

As a result of technological advances, which led to the Company’s upgrade to GSM technology during 2004, the Company reassessed the useful lives and carrying values of its TDMA network assets during the fourth quarter of 2004. While no impairment was noted, this assessment did result in the reduction of the Company’s remaining useful lives for these TDMA network assets during 2004. This reduction in the remaining useful lives has resulted in an annual increase in depreciation expense totaling $6.6 million in 2006 and 2005, and will continue through 2007.

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

Disposal of Long-Lived Assets

The Company accounts for the disposal of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The discontinued operations described in Note 4 are reflected in the consolidated financial statements as “Income from Discontinued Operations.”

Restricted Investments

Restricted cash and investments totaled $4.4 million at December 31, 2006, and $4.5 million at December 31, 2005. The December 31, 2006 and 2005 balances primarily consist of cash on deposit related to the lease of a Company aircraft.

Wireless License Acquisition Costs

Wireless license acquisition costs consist of amounts paid to acquire FCC licenses to provide wireless services. In accordance with SFAS No. 142, the Company does not amortize its wireless license acquisition costs. Instead, the Company tests for the impairment of indefinite life intangible assets at least annually and only adjusts the carrying amount of these intangible assets upon an impairment of the indefinite life intangible assets.

Goodwill

In accordance with SFAS No. 142, the Company continues to test for the impairment of goodwill at least annually and will only adjust the carrying amount of goodwill upon an impairment of the goodwill.

Deferred Financing Costs

Deferred financing costs consist primarily of fees incurred to issue the Company’s credit facilities and debt securities. Deferred financing costs are being amortized and recorded as interest expense over the term of the debt of seven to twenty years. Interest expense related to the amortization of these costs of $5.9 million was recorded in 2006, $6.0 million in 2005 and $6.6 million in 2004.

Customer List

Customer list consists of amounts allocated for wireless customer lists as part of an acquisition. Customer list acquisition costs were being amortized on a straight-line basis over five years through September 2005, which was based upon the Company’s historical and projected lives of these acquired customers. Based on our on-going analysis of the Company’s acquired customers, the Company began amortizing its customer list over four years beginning in October of 2005. Amortization expense of $35.3 million was recorded in 2006, $27.0 million in 2005 and $24.9 million in 2004. Based on the remaining expected life of the Company’s current customer list, the future amortization expense is expected to be approximately $27.5 million in 2007, $6.7 million in 2008, $3.8 million in 2009 and $2.9 million in 2010.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Expense Recognition

The Company has numerous operating leases; these leases are primarily for its cell site towers and their locations, administrative offices, including its corporate office, retail stores and vehicles. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.

Certain lease agreements include scheduled rent increases over the lease terms. The Company expenses rent on a straight-line basis over the life of the lease which commences on the date the Company has the right to control the property. The cumulative expense recognized on a straight-line basis in excess of the cumulative payments is included in other long-term liabilities in the accompanying consolidated balance sheets.

Revenue Recognition

The Company recognizes service revenue over the period it is earned. The cost of providing service is recognized as incurred. Airtime and toll revenue are billed in arrears. The Company accrued estimated unbilled revenue for services provided of $11.6 million as of December 31, 2006 and $9.1 million as of December 31, 2005, which is included in accounts receivable in the accompanying consolidated balance sheets. Monthly access charges are billed in advance and are reflected as deferred revenue on the accompanying consolidated balance sheets. Service revenue includes revenue received from the Universal Service Fund, or USF, reflecting the Company’s Eligible Telecommunications Carriers, or ETC, status in certain states. Equipment revenue is recognized when the equipment is delivered to the customer. Customer acquisition costs, such as sales force compensation and equipment costs, are expensed as incurred and are included in marketing and selling costs and cost of equipment.

Advertising Costs

Advertising costs are expensed as incurred and are included as marketing and selling expenses in the accompanying consolidated statements of operations. Advertising costs amounted to $40.4 million for the year ended December 31, 2006, $40.2 million for the year ended December 31, 2005 and $36.4 million for the year ended December 31, 2004.

Income Taxes

The Company files a consolidated income tax return. Income taxes are allocated among the various entities included in the consolidated tax return, as agreed, based on the ratio of each entity’s taxable income (loss) to consolidated taxable income (loss). Deferred income taxes reflect the estimated future tax effects of differences between financial statements and tax bases of assets and liabilities at year-end. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets, unless it is more likely than not, that such assets will be realized.

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

Earnings Per Share

SFAS No. 128, “Earnings Per Share,” requires two presentations of earnings per share — “basic” and “diluted.” Basic net income (loss) applicable to common stockholders per common share is computed by dividing net income (loss) available to common stockholders (the numerator) by the weighted-average number of shares (the denominator) for the period. The computation of diluted net income (loss) applicable to common stockholders per

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common share is similar to basic net income (loss) applicable to common stockholders per common share, except that the numerator excludes any interest or dividends from dilutive convertible debt or preferred stock and the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive shares had been issued, unless the effect of the additional shares is antidilutive. Dilutive shares represent the amount of additional shares that would be required to be issued if all the options that are “in the money” were exercised and if all the convertible preferred stock and debt were converted. For the year ended December 31, 2006, shares that were dilutive were 5.9 million shares that represent the estimated amount of additional shares that would have been issued if the options that were “in the money” were exercised. For the year ended December 31, 2006, the Company’s Series F convertible preferred stock and senior convertible debentures were both antidilutive. For the years ended December 31, 2005 and 2004, the Company reported a net loss applicable to common stockholders; thus, all of these potential shares were antidilutive. The table below sets forth the detailed computation of the Company’s basic and diluted earnings per common share.

	Year Ended December 31,
	2006	2005	2004
	($ In thousands, except per share data)

Net income (loss) applicable to common stockholders	$4,244	$(130,679)	$(59,798)
Basic net income (loss) applicable to common stockholders per common share:
Continuing operations:
Income (loss) from continuing operations	$0.07	$(0.84)	$(0.39)
Dividends on preferred stock	(0.05)	(0.06)	(0.06)
Discontinued operations	—	—	—

Basic net income (loss) applicable to common stockholders per common share	$0.02	$(0.90)	$(0.45)

Basic weighted average common shares outstanding	170,194,375	145,960,251	133,784,752

Diluted net income (loss) applicable to common stockholders per common share:
Continuing operations:
Income (loss) from continuing operations	$0.07	$(0.84)	$(0.39)
Dividends on preferred stock	(0.05)	(0.06)	(0.06)
Discontinued operations	—	—	—

Diluted net income (loss) applicable to common stockholders per common share	$0.02	$(0.90)	$(0.45)

Diluted weighted average common shares outstanding	172,003,381	145,960,251	133,784,752

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment; valuations of intangible assets; valuation allowances for receivables and inventories; obligations related to employee benefits; obligations related to acquired and sold properties and contingencies. Actual results could differ from those estimates.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Concentrations

In connection with providing wireless services to customers of other wireless carriers, the Company has contractual agreements with those carriers, which provide for agreed-upon billing rates between the parties. Approximately 97% of the Company’s roaming minutes-of-use during the year ended December 31, 2006, 96% during the year ended December 31, 2005 and 96% during the year ended December 31, 2004 was provided to two wireless carriers.

Recently Issued Accounting Pronouncements

Adopted in 2006

In December 2004, the Financial Accounting Standards Board, or FASB, published SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is to be measured based on the fair value of the equity or liability instruments issued. The Company was required to apply SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

SFAS No. 123(R) replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion No. 25, as long as the notes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. As allowed, the Company continued through 2005 accounting for stock options using the accounting principles of Opinion No. 25. The impact of adopting the provisions of SFAS No. 123(R) on January 1, 2006 increased the Company’s non-cash compensation expense. The Company adopted the modified prospective method and plans to continue using the Black-Scholes option pricing model as its method to estimate the fair value of stock options as part of its adoption of SFAS No. 123(R). As disclosed below in Note 3, using this Black-Scholes method of determining fair value in the past would have increased non-cash compensation expense, net of income tax, by approximately $4.5 million in 2005 and $6.5 million in 2004. For the year ended December 31, 2006, the Company’s incremental expense associated with the adoption of SFAS No. 123(R) was $4.7 million, net of income tax. The provisions of the Company’s credit facilities, outstanding notes, and preferred stock do not include non-cash compensation expenses in the determination of financial covenants. As a result, the adoption of SFAS No. 123(R) did not have a significant impact on the Company’s financial condition or capital resources.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB, No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance for quantifying and assessing the materiality of misstatements of financial statements, including uncorrected misstatements that were not material to prior years’ financial statements. The Company adopted SAB No. 108 and adjusted its opening retained earnings for the year ended 2006 by approximately $5.0 million, net of income tax, to reflect a change in its accounting for leases. Prior to 2006, the Company did not record the effects of scheduled rent increases on a straight-line rent basis for certain real estate leases. The Company reviewed the annual amount of additional expense incurred in prior periods and considers this adjustment to be immaterial to prior periods.

Adopted in 2007

In June 2006, FASB issued FASB Interpretation No. 48, or FIN No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109.” Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation is effective for fiscal years beginning after December 15, 2006.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The adoption of FIN No. 48 on January 1, 2007, did not have a material impact to the Company’s financial statements or financial condition.

3.	SHARE-BASED COMPENSATION:

Prior to January 1, 2006, the Company accounted for its stock option plans, under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation expense was recognized for grants in which the exercise price at the grant date was at least the market price. Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation cost at the fair value for all share-based payments, including stock options and stock purchased at a discount through a stock purchase plan.

The Company has three stock option plans, which were created to encourage its key employees by providing opportunities to participate in the ownership and future growth of the Company through the grant of incentive stock options and nonqualified stock options. As of December 31, 2006, the maximum remaining number of shares for which the Company may grant options under the plans totaled 10,423,270 shares of Class A common stock. All stock options have been issued with an option price at, or higher than, the market price on the date of grant with an expiration of ten years from the grant date and vest at either a rate of 20% or 25% per year. SFAS No. 123(R) requires the Company to estimate forfeitures in calculating the cost related to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. The Company uses forfeiture rates ranging from 0% to 10% depending upon the remaining term of the option. The cumulative adjustment to include estimated forfeitures in the calculation was approximately $0.8 million for the year ended December 31, 2006. This amount was recorded as a reduction in general and administrative expense, cost of service and marketing and selling expense in 2006 and was not presented separately in the Consolidated Statements of Operations. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table:

	For the Year Ended
	December 31,
	2006	2005

Expected term (in years)	6	10
Weighted average expected volatility	123.8%	131.7%
Expected dividends	0%	0%
Weighted average risk-free rate	4.7%	4.1%

Expected volatility of stock options is based on historical experience and the risk-free rate is based on U.S. Treasury bond rates.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option transactions during the year ended December 31, 2006 is presented below:

		Weighted	Weighted Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value(1)
			(In years)

Outstanding, beginning of period	11,620,282	$3.13
Granted	1,657,250	$7.56
Exercised	(1,539,070)	$2.55
Forfeited or expired	(361,262)	$3.47

Outstanding, end of period	11,377,200	$3.80	7	$55,811,477

Exercisable, end of period	5,985,690	$3.30	6	$32,371,458

(1)	Calculated using the closing stock price of $8.71 on December 29, 2006.

The weighted average fair value of options granted was $6.70 for the year ended December 31, 2006, $2.59 for the year ended December 31, 2005 and $4.20 for the year ended December 31, 2004. The intrinsic value of options exercised was approximately $7.9 million during the year ended December 31, 2006, $4.2 million during the year ended December 31, 2005 and $0.1 million during the year ended December 31, 2004. Intrinsic value is the difference between the Company’s closing stock price on the day the options were exercised and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises for the year ended December 31, 2006 were $4.1 million.

A summary of the Company’s non-vested options as of December 31, 2006, and any changes during the year ending December 31, 2006, is presented below:

		Weighted
	Number of	Average Grant
	Options	Date Fair Value

Non-vested, beginning of period	6,879,854	$2.82
Granted	1,657,250	$6.70
Vested	(2,799,177)	$2.98
Forfeited	(346,419)	$3.42

Non-vested, end of period	5,391,508	$4.05

At December 31, 2006, unrecognized compensation expense relating to non-vested options totaled $14.9 million. This expense is expected to be recognized over a weighted-average period of three years.

The Company’s Employee Stock Purchase Plan, or ESPP, provides for 1,000,000 shares of the Company’s Class A common stock to be reserved for issuance upon exercise of purchase rights which may be granted under the ESPP. The ESPP is designed to encourage stock ownership by the Company’s employees. Employees elect to participate in the plan semi-annually. The plan period is six months. Shares are purchased at 85% of the market price of the Company’s Class A common stock. The price is determined as the lower of the price at the initial date or at the end of the six-month period. The fair value of shares offered through the ESPP is estimated and recognized over each semi-annual participation period.

The Company adopted the modified prospective transition method provided for under SFAS No. 123(R), and consequently has not retroactively adjusted results of prior periods. This adoption resulted in the recognition of share-based compensation totaling approximately $7.6 million ($4.7 million, net of income tax) for the year ended December 31, 2006. Prior to 2006 under APB Opinion No. 25, the pro forma expense for the Company’s stock options and ESPP had been calculated consistent with SFAS No. 123(R). Therefore, had compensation expense

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been recorded under SFAS No. 123(R), the Company’s net loss applicable to common stockholders and net loss applicable to common stockholders per common share for the years ended December 31, 2005 and 2004 would have been as follows:

	2005	2004
	($ In thousands, except for per share amounts)

Net loss applicable to common stockholders:
As reported	$(130,679)	$(59,798)
Pro forma stock-based compensation, net of income tax	(4,547)	(6,499)

Pro forma	$(135,226)	$(66,297)

Basic net loss applicable to common stockholders per common share:
As reported	$(0.90)	$(0.45)
Pro forma	$(0.93)	$(0.50)
Diluted net loss applicable to common stockholders per common share:
As reported	$(0.90)	$(0.45)
Pro forma	$(0.93)	$(0.50)

4.	DISCONTINUED OPERATIONS:

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

The net income from the Maryland 2 RSA property is classified on the consolidated statement of operations as “Income from discontinued operations.” Summarized results of discontinued operations are as follows:

	Year Ended December 31,
	2006	2005	2004
	($ In thousands)

Operating revenue	$—	$—	$3,556
Income before income taxes	—	—	714
Income tax expense	—	—	(271)
Income from discontinued operations	—	—	443

5.	BUSINESS COMBINATIONS AND ACQUISITIONS:

On February 17, 2004, the Company transferred its ownership in Maryland 2 RSA wireless property in exchange for Cingular Wireless’ ownership in Michigan 5 RSA, as described above in Note 4.

On June 15, 2004, the Company acquired certain assets, principally PCS licenses and an existing GSM network, of NPI-Omnipoint Wireless, LLC, or NPI, for approximately $29.5 million.

On December 29, 2004, the Company completed the acquisition of the Michigan wireless assets of RFB and certain affiliates for $29.3 million. RFB is made up of Michigan 2 RSA and Michigan 4 RSA. The Company purchased these assets in an auction conducted under Sections 363 and 365 of the U.S. bankruptcy code. Upon

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

closing, the Company obtained control over most of these assets; however, assignment of certain spectrum licenses required FCC approval, for which the Company applied. The Company leased the RFB spectrum under a long-term spectrum management lease until it was awarded these licenses on June 14, 2005.

On September 13, 2005, ACC acquired the non-license wireless assets of Endless Mountains Wireless, LLC in Pennsylvania 4 RSA. The Company operated Endless Mountains’ licensed 850 MHz spectrum under a spectrum manager lease until it was granted FCC approval and acquired the spectrum on June 13, 2006. The total purchase price for all acquired assets, including the FCC license, was approximately $12.2 million.

On May 30, 2006, ACC purchased the non-spectrum assets of Texas 15 RSA. In addition, on June 29, 2006, ACC closed on cellular and PCS spectrum covering the Texas 15 RSA and on additional PCS spectrum in the Texas counties of Brown, Comanche, Mills and Tom Green after receiving FCC approval. The total purchase price for these assets was approximately $25.4 million.

On August 2, 2006, DCS completed the purchase of the wireless assets in Kodiak, Alaska of New Horizons Telecom, Inc. and Kodiak Electric Association, Inc. and the wireless assets in Nome, Alaska of Sitnasuak Native Corporation and SNC Telecommunications, Inc. The total purchase price for these assets was approximately $2.1 million.

On October 5, 2006, ACC acquired Highland Cellular LLC, which provides wireless service to West Virginia 7 RSA, and four adjacent counties in West Virginia 6 RSA and Virginia 2 RSA. In addition, Highland Cellular owns PCS spectrum in Virginia and West Virginia. The currently served markets and additional spectrum are primarily south of markets that the Company owns and operates in western Maryland, southern Ohio, southern Pennsylvania and West Virginia. As a result of the merger, Highland Cellular became a wholly owned subsidiary of ACC. The total purchase price for Highland Cellular was approximately $95.0 million.

On October 19, 2006, ACC made the final payment on 85 Advanced Wireless Services, or AWS, licenses for which ACC was the winning bidder in the FCC’s Auction 66. The auction was conducted during the summer and fall of 2006. These licenses, which are located in portions of Alaska, Kansas, Kentucky, Maryland, Michigan, Minnesota, Missouri, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Texas, Virginia, West Virginia and Wisconsin, add incremental service areas to the Company’s current coverage, as well as additional spectrum in areas that the Company currently serves in order to have capacity for increased voice and data transmission. The cost to ACC for these licenses was approximately $65.9 million. Licensing from the FCC occurred on November 29, 2006. Cash used for these transactions came from cash flows from operations, cash on hand and cash advanced from the credit facility obtained by ACC.

The above business combinations were accounted for as purchases. Accordingly, the related statements of financial position and results of operations have been included in the accompanying consolidated statements of operations from the date of acquisition. The unaudited pro forma financial information related to the Company’s acquisitions has not been presented because these acquisitions, individually or in aggregate were not significant to the Company’s consolidated results of operations.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	CREDIT FACILITIES AND DEBT SECURITIES:

The Company’s credit facilities and debt securities at December 31, 2006 and 2005, consisted of the following:

	2006	2005
	($ In thousands)

ACC credit facility	$124,688	$—
DCC senior floating rate notes	150,000	150,000
1.50% DCC senior convertible debentures	160,000	160,000
8.875% DCC senior notes	419,681	419,681
8.375% DCS senior notes	250,000	250,000
DCS floating rate senior notes	—	250,000
9.875% DCS senior notes	325,000	325,000
8.375% DCS series B senior notes, including premium of $11.2 million	261,174	—
10.0% ACC senior notes	900,000	900,000
Other debt securities, net	15,813	14,794

Total credit facilities and debt securities	2,606,356	2,469,475
Less: current portion of credit facilities and debt securities	1,250	—

Credit facilities and debt securities, net	$2,605,106	$2,469,475

Minimum Future Payments

This table includes minimum future payments of the Company’s credit facilities and debt securities based upon the holders’ earliest redemption date and excluding any discounts or premiums, for years subsequent to December 31, 2006.

($ In thousands)

2007	$1,250
2008	1,250
2009	19,350
2010	161,250
2011	1,519,688
2012 and thereafter	894,681

$2,597,469

ACC Senior Secured Credit Facility

On August 8, 2006, ACC entered into a senior secured credit facility consisting of:

•	a 5-year $50.0 million senior secured revolving credit facility;

•	a 7-year $100.0 million senior secured multiple draw term loan facility; and

•	a 7-year $100.0 million senior secured delayed draw term loan facility.

In connection with this senior secured credit facility, ACC Holdings, LLC, a new holding company for ACC, was formed. The credit facility is guaranteed by ACC Holdings and each of ACC’s direct domestic subsidiaries (other than Alton CellTel Partnership) and is secured by a first priority security interest in substantially all of the tangible and intangible assets of ACC, its direct domestic subsidiaries (other than Alton CellTel Partnership) and ACC Holdings, as well as by a pledge of ACC’s capital stock and the capital stock of its subsidiaries.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest on the credit facility is currently based on a LIBOR formula plus a spread. However, interest on the credit facility can be subject to the greater of prime rate or the federal funds effective rate plus a spread.

The term loans under the multiple draw facility were made available as follows: (i) $50 million was drawn at the closing of the credit agreement, on August 8, 2006, and (ii) $50 million was drawn on September 29, 2006. The delayed draw term facility may be drawn upon up to three times prior to the first anniversary of the credit agreement closing. At December 31, 2006, $124.7 million was outstanding under this credit facility.

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

The DCS credit facility is guaranteed by DCC, Dobson Operating Co. LLC, or DOC, and DOC Lease Co LLC, and is secured by first and second priority security interests in all of the tangible and intangible assets of DCS. The DCS credit facility is not guaranteed by ACC or any of its subsidiaries. As of December 31, 2006 and December 31, 2005 and during each year, the Company had no borrowings under this credit facility.

Under specified terms and conditions, including covenant compliance, the amount available under the DCS credit facility may be increased by an incremental facility of up to $200.0 million. The Company has the right to

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Senior Notes

On September 13, 2005, the Company completed its offerings of $150.0 million principal amount of senior floating rate notes due 2012 and $150.0 million principal amount of senior convertible debentures due 2025. The net proceeds from the offerings, before expenses, were $294.0 million. In addition, the Company had granted the initial purchasers of the senior convertible debentures an option to purchase up to an additional $30.0 million principal amount of senior convertible debentures. On October 13, 2005, the initial purchasers exercised their right to purchase an additional $10.0 million principal amount of debentures. Therefore, at December 31, 2006, the aggregate principal amount of senior convertible debentures outstanding was $160.0 million.

DCC Senior Floating Rate Notes

The senior floating rate notes, which mature on October 15, 2012, bear interest at the rate per annum equal to LIBOR plus 4.25%, which is reset quarterly. Interest payments are due on January 15, April 15, July 15 and October 15, commencing October 15, 2005. The notes are effectively subordinated to DCC’s existing and future secured indebtedness to the extent of the collateral securing that indebtedness, and to the existing and future liabilities of DCC’s subsidiaries; equal in right of payment to all of DCC’s existing and future unsecured senior indebtedness; and senior in right of payment to DCC’s future subordinated indebtedness. At December 31, 2006, LIBOR equaled 5.37%; therefore, the interest rate on these notes was 9.62%.

DCC 1.50% Senior Convertible Debentures

The senior convertible debentures, which mature on October 1, 2025, bear interest at 1.50% per annum. Prior to maturity, the holders can require redemption of the notes. This can occur on the anniversary date in 2010, 2015, or 2020. Interest payments are due on April 1, and October 1, commencing April 1, 2006. The debentures will be convertible, under certain circumstances at the holders’ option, into shares of the Company’s Class A common stock initially at a conversion rate of 97.0685 shares per $1,000 principal amount of the debentures (equivalent to an initial conversion price of approximately $10.30 per share), subject to adjustments related to potential equity transactions and other events. Upon conversion of the debentures, the Company has the right to deliver shares of its Class A common stock, cash or a combination of cash and shares of its Class A common stock. The debentures are effectively subordinated to DCC’s existing and future secured indebtedness to the extent of the collateral securing that indebtedness, and to the existing and future liabilities of DCC’s subsidiaries; equal in right of payment to all of DCC’s existing and future unsecured senior indebtedness; and senior in right of payment to DCC’s future subordinated indebtedness.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DCC 8.875% Senior Notes

On September 26, 2003, the Company completed its offering of $650.0 million aggregate principal amount of 8.875% senior notes due 2013. The net proceeds from the issuance of the notes were used to repay in full all amounts owing under the old bank credit facility of DOC, and to repay in part amounts owing under the bank credit facility of Sygnet Wireless, Inc. These senior notes rank pari passu in right of payment with any of the Company’s existing and future senior indebtedness and are senior to all existing and future subordinated indebtedness.

During the first quarter of 2004, the Company purchased $55.5 million principal amount of its 8.875% senior notes for the purchase price of $48.3 million, excluding accrued interest. The Company’s first quarter 2004 gain from extinguishment of debt related to these senior notes. This gain was $6.1 million, net of deferred financing costs. During November 2004, a portion of the proceeds from the offering by DCS of $825.0 million of senior secured notes were used to repurchase approximately $174.8 million principal amount of the Company’s 8.875% senior notes, at an aggregate cost of approximately $122.9 million, excluding accrued interest. The Company reported a gain on extinguishment of debt, net of deferred financing costs, of approximately $48.7 million in the fourth quarter of 2004 as a result of these repurchases.

DCC 10.875% Senior Notes

On June 15, 2000, the Company completed the issuance of $300.0 million principal amount of 10.875% senior notes due 2010. During November 2004, a portion of the proceeds from the offering by DCS of $825.0 million of senior secured notes were used to repurchase approximately $1.0 million principal amount of these 10.875% senior notes. The Company reported a gain on extinguishment of debt, net of deferred financing costs, of approximately $0.2 million in the fourth quarter of 2004 as a result of these repurchases. On October 17, 2005, the Company used $294.0 million of restricted cash, along with cash on hand, to pay the redemption price of the entire $299.0 million outstanding principal amount of its 10.875% senior notes, plus accrued interest and the applicable redemption premium. A loss of $21.7 million ($13.5 million, net of income tax), was recognized in the fourth quarter of 2005, due to the redemption of these 10.875% senior notes. At December 31, 2005, these senior notes were no longer outstanding.

DCS Senior Secured Notes

On November 8, 2004, DCS completed the offering of $825.0 million senior secured notes, consisting of $250.0 million of 8.375% first priority senior secured notes due 2011, $250.0 million of first priority senior secured floating rate notes due 2011 and $325.0 million of 9.875% second priority senior secured notes due 2012. The notes are guaranteed on a senior basis by the Company, DOC, and DCS’ wholly owned subsidiaries, and the notes and guarantees are secured by liens on the capital stock of DOC and DCS and on substantially all of the assets of DOC, DCS and DCS’ subsidiaries that guarantee the notes, other than excluded assets (as defined in the indentures for the notes). The notes and guarantees rank pari passu in right of payment with existing and future senior indebtedness of DCS and the guarantors, and senior to all existing and future subordinated indebtedness of DCS and the guarantors.

A portion of the proceeds from the offering was used to repay all amounts outstanding under DCS’ senior secured credit facility and to repurchase, at a discount, $175.8 million of previously outstanding debt securities and to fund the acquisition of RFB.

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

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2011 Floating Rate Notes

Until the notes were purchased during 2006, (described below) the 2011 first priority senior secured floating rate notes incurred interest at the rate per annum, reset quarterly, equal to LIBOR plus 4.75%. At December 31, 2005, LIBOR equaled 4.53% therefore; the interest rate on these notes was 9.28%.

On May 23, 2006, net proceeds from the private offering of $250.0 million aggregate principal amount of 8.375% Series B first priority senior secured notes due 2011, were used to purchase approximately $234.4 million aggregate principal amount of DCS’ first priority senior secured floating rate notes due 2011 tendered pursuant to DCS’ previously completed tender offer and consent solicitation. The Company recorded a loss of approximately $12.7 million ($7.9 million, net of income tax) upon the redemption of these notes.

On November 7, 2006, DCS redeemed the remaining $15.6 million in outstanding first priority senior secured floating rate notes due 2011. The redemption price equaled 102.000% of the principal amount plus accrued interest. The Company recorded a loss of approximately $0.5 million ($0.3 million, net of income tax) during the fourth quarter of 2006, due to the redemption of the notes. At December 31, 2006, these floating rate notes were no longer outstanding.

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

DCS Series B First Priority Senior Secured Notes

As discussed above, on May 23, 2006, DCS completed a private offering of $250.0 million aggregate principal amount of 8.375% Series B first priority senior secured notes due 2011. The notes are guaranteed on a senior basis by DCC, Dobson Operating Co., LLC, or DOC, and DCS’ wholly owned subsidiaries, and the notes and guarantees are secured by liens on the capital stock of DOC and DCS and on substantially all of the assets of DOC, DCS and DCS’ subsidiaries that guarantee the notes, other than excluded assets (as defined in the indenture for the notes). The notes and guarantees rank pari passu in right of payment with existing and future senior indebtedness of DCS and the guarantors, and senior to all existing and future subordinated indebtedness of DCS and the guarantors.

The net proceeds from the offering were used to purchase approximately $234.4 million aggregate principal amount of DCS’ first priority senior secured floating rate notes due 2011 tendered pursuant to DCS’ previously completed tender offer and consent solicitation (described above).

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

ACC 10.0% Senior Notes

In connection with the ACC reorganization, on August 8, 2003, ACC Escrow Corp., (now ACC) completed an offering of $900.0 million aggregate principal amount of 10.0% senior notes due 2011. These senior notes were issued at par. Interest on the notes is payable semi-annually in arrears on February 1 and August 1, commencing February 1, 2004. ACC may, at its option, redeem, with a premium that begins at 105% and declines to 100%, some or all of the notes at any time on or after August 1, 2007. On August 19, 2003, ACC Escrow Corp. was merged into ACC, and the net proceeds from the offering were used to fully repay ACC’s old bank credit facility and to pay expenses of the offering and a portion of the expenses of the restructuring. The Company and DCS are not guarantors of these senior notes.

The indenture for ACC’s 10.0% senior notes includes certain covenants including, but not limited to, covenants that limit the ability of ACC and its restricted subsidiaries to:

•	incur indebtedness;

•	incur or assume liens;

•	pay dividends or make other restricted payments;

•	impose dividend or other payment restrictions affecting ACC’s restricted subsidiaries;

•	issue and sell capital stock of ACC’s restricted subsidiaries;

•	issue certain capital stock;

•	issue guarantees of indebtedness;

•	enter into transactions with affiliates;

•	sell assets;

•	engage in unpermitted lines of business;

•	enter into sale and leaseback transactions; and

•	merge or consolidate with or transfer substantial assets to another entity.

Other Debt Securities

During 2001, ACC issued $700.0 million principal amount of 9.5% senior subordinated notes due 2009 at a discount of $6.9 million. The discount is being amortized over the life of the notes. In August 2003, as part of the restructuring of ACC, holders of $681.9 million outstanding principal amount of ACC’s senior notes surrendered their senior notes and received approximately $48.7 million in cash, 43.9 million shares of newly issued shares of the Company’s Class A common stock, and 681,900 shares of the Company’s Series F preferred stock. The

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company also issued an additional 4,301 shares of its Series F preferred stock and 276,848 shares of its Class A common stock in payment of certain fees. At December 31, 2006, there was outstanding $18.1 million principal amount of ACC’s 9.5% senior subordinated notes.

See Note 16.

(Loss) Gain from Extinguishment of Debt

For the year ended December 31, 2006, the Company’s loss from extinguishment of debt of $13.2 million is the result of the redemption of $250.0 million aggregate principal amount of its first priority senior secured floating rate notes due 2011 (described above).

For the year ended December 31, 2005, the Company’s loss from extinguishment of debt of $21.7 million is the result of the redemption of the entire $299.0 million outstanding principal amount of its 10.875% senior notes.

The gain from extinguishment of debt for the year ended December 31, 2004, is the result of the Company’s repurchase of $230.3 million principal amount of its 8.875% senior notes at an aggregate cost of approximately $171.2 million, excluding accrued interest. The Company reported a gain on extinguishment of debt, net of deferred financing costs, of approximately $54.8 million as a result of these purchases. In addition, the Company purchased approximately $1.0 million principal amount of its 10.875% senior notes at an aggregate cost of approximately $0.8 million, excluding accrued interest. The Company reported a gain on extinguishment of debt, net of deferred financing costs, of approximately $0.2 million as a result of these purchases. These gains were offset by a loss on redemption of the remaining Dobson/Sygnet senior notes and a loss related to the amendment of the DCS credit facility. The Company redeemed the remaining $5.2 million of Dobson/Sygnet senior notes and recognized a loss from extinguishment of debt of $0.4 million due to the premium paid and the write off of related deferred financing costs. The Company paid off and amended the DCS credit facility, and it recognized a loss of $14.2 million due to the write off of deferred financing costs related to the DCS credit facility.

7.	LEASES, COMMITMENTS AND CONTINGENCIES:

Leases

The Company has numerous operating leases. These leases are primarily for its cell site towers and their locations, administrative offices, including its corporate office, retail stores and vehicles. Future minimum lease payments required under operating leases that have an initial or remaining noncancellable lease term in excess of one year at December 31, 2006, are as follows:

($ In thousands)

2007	$75,137
2008	71,632
2009	66,201
2010	57,837
2011	43,086
2012 and thereafter	152,534

Lease expense under the operating leases was $74.3 million for the year ended December 31, 2006, $59.5 million for the year ended December 31, 2005 and $46.5 million for the year ended December 31, 2004. See Note 14.

Tower Sale and Leaseback

During 2005, the Company sold 564 towers to Global Tower LLC and then leased them back under leases with an initial ten-year term. These leases are accounted for as operating leases. On June 30, 2005, the Company completed the sale of 507 cellular towers for approximately $77.0 million. The Company completed the sale of the

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining 56 towers on October 3, 2005 and one additional tower on October 7, 2005, for approximately $8.9 million. These sales resulted in a total gain of approximately $63.6 million, of which $0.9 million was recognized at June 30, 2005 and the remaining $62.7 million will be recognized over the original life of the lease. The gain has and will continue to be recognized on the statement of operations as “Gain on disposition of operating assets.”

Commitments

On August 29, 2006, the Company amended its purchase and license agreement with Nortel Networks Corp. Under the purchase and license agreement with Nortel Networks Corp., the Company has a commitment to make specified minimum purchases of GSM related products and services prior to December 31, 2008. If the Company fails to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 5% of the portion of the unfulfilled commitment. As of December 31, 2006, the exposure for such damages is approximately $1.1 million.

Contingencies

The Company has reached an agreement to settle the previously disclosed consolidated securities class action pending in the United States District Court for the Western District of Oklahoma. The settlement agreement, which is subject to court approval, would resolve all pending claims against the Company and all named individual defendants and includes all persons who purchased the Company’s publicly traded securities between May 6, 2003 and August 9, 2004. Lead counsel for the class has filed a motion seeking court approval of the settlement. The Court on December 11, 2006 granted preliminary approval of the settlement. The final approval hearing is set for March 20, 2007. On December 26, 2006, notice of the terms of the settlement was sent to all known potential class members. Any objections to the class settlement must be filed by February 14, 2007. The settlement provides for $3.4 million to be paid to settle claims submitted by class members and the plaintiffs’ attorneys’ fees. A substantial portion of the settlement amount is covered by insurance.

The Company is party to various other legal actions arising in the normal course of business. None of these actions are believed by management to involve amounts that will be material to its consolidated financial position, results of operation or liquidity.

The Company is not currently aware of any additional or material changes to pending or threatened litigation against it or its subsidiaries or that involves any of it or its subsidiaries property that could have a material adverse effect on its financial condition, results of operations or cash flows.

8.	REDEEMABLE PREFERRED STOCK:

As of December 31, 2006, 2005 and 2004, the Company’s authorized and outstanding preferred stock was as follows:

	No. of Shares	No. of Shares	No. of Shares	No. of Shares
	Authorized at	Outstanding at	Outstanding at	Outstanding at			Liquidation	Mandatory
	December 31,	December 31,	December 31,	December 31,	Par Value		Preference	Redemption
Class	2006	2006	2005	2004	per Share	Dividends	per Share	Date	Voting Rights

Senior Exchangeable	—	—	5,154	46,181	$1.00	12.25% Cumulative	$1,000	Jan. 15, 2008	Non-voting
Senior Exchangeable	—	—	27,847	192,898	$1.00	13% Cumulative	$1,000	May 1, 2009	Non-voting
Series F	1,900,000	759,896	759,896	686,201	$1.00	7% Cumulative	$178.571	Aug. 18, 2016	Non-voting
Other	4,100,000	—	—	—	—	—	—	—	—

	6,000,000	759,896	792,897	925,280

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Issuance of Preferred Stock

The Company issued 175,000 shares of 12.25% preferred stock in April 1998 and 64,646 shares of additional 12.25% preferred stock in December 1998, mandatorily redeemable on January 15, 2008 for $1,000 per share plus accrued dividends. At December 31, 2006, all of the Company’s 12.25% preferred stock had been redeemed.

In May 1999, the Company issued 170,000 shares of 13% preferred stock mandatorily redeemable on May 1, 2009 for $1,000 per share. At December 31, 2006, all of the Company’s 13% preferred stock had been redeemed.

The Company issued 686,201 shares of Series F preferred stock on August 18, 2003, mandatorily redeemable on August 18, 2016, for $178.571 per share. Holders of the preferred stock are entitled to cumulative dividends from the date of issuance and a liquidation preference of $178.571 per share. In addition, the preferred stock is convertible at the option of the holder, making it a conditionally redeemable instrument until August 18, 2016. The Company may pay dividends at its option, at 6% in cash or at 7% in additional shares of Series F preferred stock. The preferred stock was redeemable at the option of the Company in whole or in part on and after August 18, 2005. Holders of the preferred stock have no voting rights. Each share of the Company’s Series F preferred stock is convertible into the Company’s Class A common stock at a conversion rate of $8.75 per Class A common share, subject to adjustment from time to time. On September 12, 2005, the Company issued 48,015 shares of Series F preferred stock as payment in kind for dividends due on October 15, 2004 and April 15, 2005 on its outstanding Series F preferred stock. The Company also paid accrued interest on those dividends. On October 15, 2005, the Company issued 25,680 shares of Series F preferred stock as payment in kind for dividends due October 15, 2005 on its outstanding Series F preferred stock. The Company has made cash dividend payments since that time. At December 31, 2006, the Company had a total liquidation preference value of $135.7 million, plus accrued dividends on its Series F preferred stock.

Repurchases of Preferred Stock

On June 15, 2004, the Company’s board of directors authorized it to expend up to $50.0 million to repurchase some of the Company’s outstanding 12.25% and 13% senior exchangeable preferred stock. Through June 30, 2005 (prior to the completion of the Company’s exchange offer described below), the Company repurchased a total of 14,816 shares of 12.25% senior exchangeable preferred stock and 9,475 shares of 13% senior exchangeable preferred stock. The preferred stock repurchases totaled 24,291 shares for $17.4 million, all of which have been canceled. These repurchases resulted in a gain on redemption and repurchases of preferred stock totaling $6.5 million for the year ended December 31, 2004.

Exchange Offer

On August 23, 2005, the Company completed an exchange offer with holders of its 12.25% senior exchangeable preferred stock and its 13% senior exchangeable preferred stock. In connection with the exchange offer, the Company issued 28,249,729 shares of Class A common stock and paid $50.2 million in cash for an aggregate of 167,356 shares of preferred stock. All 167,356 shares of the preferred stock repurchased have been canceled. The Company incurred a loss on this transaction of approximately $66.4 million for the year ended December 31, 2005.

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

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Redemption of Preferred Stock

On March 1, 2006, for cash consideration of $41.7 million, the Company redeemed and cancelled all remaining outstanding shares of its 12.25% senior exchangeable preferred stock and its 13% senior exchangeable preferred stock.

The cash redemption price for the 12.25% senior exchangeable preferred stock was $1,220.38 per share, which represents 100% of the liquidation preference, plus an amount in cash equal to all accrued dividends (including applicable interest for accrued dividends) up to, but not including, the redemption date. The cash redemption price for the 13% senior exchangeable preferred stock was $1,270.98 per share, which represents 104.333% of the liquidation preference, plus an amount in cash equal to all accrued dividends (including applicable interest for accrued dividends) up to, but not including, the redemption date. The Company recorded a loss of approximately $1.5 million during 2006 as a result of these redemptions.

Dividends on Preferred Stock

The Company recorded dividends on its mandatorily redeemable preferred stock of $32.1 million for the year ended December 31, 2004, which are included in the Company’s net loss. These dividends consist of $5.2 million of cash dividends paid on its 12.25% preferred stock, $0.6 million of accrued dividends on its 12.25% preferred stock, $19.5 million of cash dividends paid on its 13% preferred stock and $6.8 million of accrued dividends on its 13% preferred stock. The Company recorded dividends on its conditionally redeemable preferred stock of $8.2 million for the year ended December 31, 2004, which consisted of $3.7 million of cash dividends and $4.5 million of accrued dividends on its Series F preferred stock and are included in determining the Company’s net loss applicable to common stockholders.

The Company recorded dividends on its mandatorily redeemable preferred stock of $22.6 million for the year ended December 31, 2005, which are included in the Company’s net loss. These dividends consist of $4.4 million of accrued dividends on its 12.25% preferred stock and $18.2 million of accrued dividends on its 13% preferred stock. The Company recorded dividends on its conditionally redeemable preferred stock of $9.1 million for the year ended December 31, 2005, which consisted of accrued dividends on its Series F preferred stock. The Company’s dividends on its conditionally redeemable preferred stock are included in determining the Company’s net loss applicable to common stockholders.

The Company recorded dividends on its mandatorily redeemable preferred stock of $0.7 million for the year ended December 31, 2006, which are included in determining the Company’s net income. The Company recorded dividends on its conditionally redeemable preferred stock of $8.5 million for the year ended December 31, 2006, which consisted of $8.1 million of cash dividends and $0.4 million of accrued dividends on its Series F preferred stock. The Company’s dividends on its conditionally redeemable preferred stock are included in determining the Company’s net loss applicable to common stockholders.

9.	STOCKHOLDERS’ EQUITY:

On July 12, 2005, the Company’s shareholders approved the proposed amendment of its Amended and Restated Certificate of Incorporation to authorize 150 million additional shares of Class A common stock from 175 million shares to a total of 325 million shares.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, 2005 and 2004, the Company’s authorized and outstanding common stock, was as follows:

	No. of Shares	No. of Shares	No. of Shares	No. of Shares
	Authorized at	Outstanding at	Outstanding at	Outstanding at	Par
	December 31,	December 31,	December 31,	December 31,	Value per
Class	2006	2006	2005	2004	Share	Dividends	Voting Rights

Class A	325,000,000	151,556,978	149,912,257	114,459,163	$.001	As declared	Voting
Class B	70,000,000	19,418,021	19,418,021	19,418,021	$.001	As declared	Voting
Class C	4,226	—	—	—	$.001	As declared	Non-voting
Class D	33,000	—	—	—	$.001	As declared	Non-voting

	395,037,226	170,974,999	169,330,278	133,877,184

Each share of the Company’s Class B common stock is convertible into one share of Class A common stock and each share of the Company’s Class C common stock and Class D common stock is convertible into 111.44 shares of Class A common stock at the option of the holder. Due to these conversion features, the Company’s calculation of its weighted average common shares outstanding is performed on an as converted basis. In addition, each share of the Company’s Class B common stock is entitled to 10 votes and each share of Class A common stock is entitled to one vote.

Additional shares of the Company’s Class A common stock have been reserved for issuance under the Company’s benefit plans. See Note 10 for discussion of the Company’s employee stock incentive plans and employee stock purchase plan.

10.	EMPLOYEE BENEFIT PLANS:

401(k) Plan

The Company maintains a 401(k) plan, or the Plan, in which substantially all employees whom have greater than one year of service are eligible to participate. The Plan requires the Company to match 100% of employees’ contributions up to 4% of their salary. Contributions to the Plan charged to operations were $1.9 million during the year ended December 31, 2006, $1.9 million during the year ended December 31, 2005 and $1.7 million during the year ended December 31, 2004 and were recorded as general and administrative expenses.

Stock Option Plans

The Company adopted its 1996 stock option plan, or the 1996 plan, its 2000 stock option plan, or the 2000 plan, and its 2002 stock option plan, or the 2002 plan, to encourage its key employees by providing opportunities to participate in the ownership and future growth of the Company through the grant of incentive stock options and nonqualified stock options. The plans also permit the grant of options to the Company’s directors. The Company’s compensation committee presently administers the 1996, 2000 and 2002 plans. Through December 31, 2005, the Company accounted for the plans under APB Opinion 25, under which no compensation cost was recognized in the accompanying consolidated financial statements if the option price was equal to or greater than the fair market value of the stock at the time the option was granted. Beginning January 1, 2006, the Company began accounting for the plans under SFAS 123(R), under which compensation cost is recognized, as discussed in Note 3.

Under the 1996 plan, the board of directors granted both incentive and non-incentive stock options for employees, officers and directors to acquire Class C common stock and Class D common stock, which is convertible into shares of Class A common stock at a 111.44 to 1 basis at the time of exercise. Options granted under the 2000 and 2002 plans can also be both incentive and non-incentive stock options for employees, officers and directors; however, all options granted under these plans are to purchase shares of Class A common stock.

Under all the plans, stock options have been issued at the market price on the date of grant with an expiration of ten years from the grant date. All options vest at either a rate of 20% or 25% per year. The maximum number of

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares for which the Company may grant options under the 2000 plan is 4,000,000 shares of Class A common stock and under the 2002 plan is 19,500,000 shares of Class A common stock. The number of shares under these plans is subject to adjustment in the event of any stock dividend, stock split, recapitalization, reorganization or certain defined change of control events. As of December 31, 2006, the Company had outstanding options to purchase 11,377,200 shares of Class A common stock to 144 employees, officers and directors. Shares subject to previously expired, cancelled, forfeited or terminated options become available again for grants of options. The shares that the Company will issue under the plans will be newly issued shares. On March 1, 2006, the Company granted options under the 2002 plan to purchase 1,155,575 shares of Class A common stock to certain employees, officers and directors. The options were issued at the current market price of $7.43 per share and will vest at a rate of 25% per year with a ten year expiration date. In addition, the Company granted additional options under the 2002 plan throughout the year to purchase 501,675 shares of Class A common stock to certain employees, officers and directors. These options were issued at the current market price ranging from $7.40 to $9.15 per share and will vest at a rate of 25% per year with a ten year expiration date.

Stock options outstanding under the Plans are presented for the periods indicated. In addition, all options are presented on an “as converted” basis since all shares are converted to Class A common stock upon exercise.

	2006
		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding, beginning of period	11,620,282	$3.13
Granted	1,657,250	$7.56
Exercised	(1,539,070)	$2.55
Canceled or forfeited	(361,262)	$3.47

Outstanding, end of period	11,377,200	$3.80

Exercisable, end of period	5,985,690	$3.30

The following table summarizes information concerning currently outstanding and exercisable options:

		Weighted Average
	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Price Range	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 1.84- $ 2.00	1,600,000	8	$1.84	400,000	$1.84
$ 2.01- $ 4.00	6,882,816	6	$2.70	4,674,756	$2.56
$ 4.01- $ 8.00	2,714,134	8	$7.17	860,934	$6.86
$ 8.01- $10.00	130,250	10	$8.90	—	$—
$10.01- $23.00	50,000	4	$23.00	50,000	$23.00

$ 1.84- $23.00	11,377,200	7	$3.80	5,985,690	$3.30

Stock Purchase Plan

The Dobson Communications Corporation 2002 Employee Stock Purchase Plan, or the Purchase Plan, was approved at the 2002 Annual Meeting of Stockholders. The Purchase Plan provides for 1,000,000 shares of the Company’s Class A common stock to be reserved for issuance upon exercise of purchase rights which may be granted under the Purchase Plan, subject to adjustment for stock dividends, stock splits, reverse stock splits and similar changes in the Company’s capitalization. The Purchase Plan is designed to encourage stock ownership by employees. Employees elect to participate in the plan semi-annually. The plan period is six months. Shares are purchased at 85% of the market price of the Company’s Class A common stock. The price is determined as the

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lower of the price at the initial date or at the end of the six-month period. The Company’s Class A common stock purchased by employees under the Purchase Plan was 105,823 shares for the year ended December 31, 2006, 205,117 shares for the year ended December 31, 2005 and 134,741 shares for the year ended December 31, 2004. There are 413,260 shares remaining reserved for issuance upon exercise of purchase rights which may be granted under the Purchase Plan.

11.	INCOME TAXES:

Benefit (expense) for income taxes for the years ended December 31, 2006, 2005 and 2004, were as follows:

	2006	2005	2004
	($ In thousands)

Federal income taxes:
Current	$—	$(94)	$—
Deferred	8,552	22,314	5,305
State income taxes:
Current	(1,437)	(366)	(1,976)
Deferred	6,845	3,739	(6,964)

Total income tax benefit (expense)	$13,960	$25,593	$(3,635)

The benefit (expense) for income taxes for the years ended December 31, 2006, 2005 and 2004 differ from amounts computed at the statutory rate as follows:

	2006	2005	2004
	($ In thousands)

Income taxes at statutory rate	$413	$51,521	$16,700
State income taxes, net of Federal income tax effect	848	2,328	1,290
(Loss) gain from redemption and repurchases of preferred stock	(502)	(24,794)	2,268
Dividends on mandatorily redeemable preferred stock	(248)	(7,893)	(10,976)
Change in valuation allowances	13,765	5,403	(10,227)
Other, net	(316)	(972)	(2,690)

Total income tax benefit (expense)	$13,960	$25,593	$(3,635)

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of the temporary differences which gave rise to deferred tax assets and liabilities at December 31, 2006 and 2005, were as follows:

	2006	2005
	($ In thousands)

Current deferred income taxes:
Allowance for doubtful accounts receivable	$1,995	$1,479
Accrued liabilities	7,525	7,755

Net current deferred income tax asset	9,520	9,234

Noncurrent deferred income taxes:
Property, plant and equipment	(57,773)	(72,731)
Intangible assets, primarily indefinite life assets	(492,853)	(477,021)
Deferred gain on disposition of operating assets	18,884	22,499
Compensation	2,538	—
Deferred lease rent expense	3,431	—
Tax credits and carryforwards	379,965	377,636
Valuation allowance	(95,644)	(109,409)

Net noncurrent deferred income tax liability	(241,452)	(259,026)

Total net deferred income tax liability	$(231,932)	$(249,792)

At December 31, 2006, the Company had federal loss carryforwards of approximately $968 million, which may be utilized to reduce future federal income taxes payable. These loss carryforwards expire from 2019 to 2026, including $468 million expiring in 2023.

The Company periodically reviews the need for a valuation allowance against deferred tax assets. This includes a review of historical taxable results, financial operating income and leverage trends, tax attributes, forecasted taxable income prior to the expiration of the loss carryforwards and the long-term character of the expiration dates of those carryforwards. The Company has had taxable losses in the past as a result of accelerated depreciation on its property, plant and equipment, from the tax amortization on its wireless licenses, an indefinite life intangible asset for financial purposes, and from financing costs. These taxable losses resulted in the Company’s loss carryforwards. The Company has provided a valuation allowance for certain of its deferred tax assets. After consideration of the valuation allowance, the Company believes that it is more likely than not of realizing its deferred tax asset, including the projection of sufficient taxable income to recover its net deferred tax asset exclusive of its wireless licenses which are not amortized for financial accounting. Based on this review and the annual changes in the above factors, the valuation allowance was decreased by $13.8 million during 2006. In addition, as a result of changes in certain state corporate tax statutes and other items, the Company reduced its total deferred tax liability by approximately $2.0 million. Both the change in valuation allowance and the reduction in deferred tax liabilities due to changes in state tax statutes were reflected in the Company’s income from continuing operations.

12.	RELATED PARTY TRANSACTIONS:

The Company leases its corporate office from its affiliate and controlling shareholder, DCCLP, for approximately $3.3 million per year.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS:

Unless otherwise noted, the carrying amount of the Company’s financial instruments approximates fair value. The Company estimates the fair value of its credit facilities and debt securities based on quoted market prices for

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

publicly traded debt or on the present value of the cash flow stream utilizing the current rates available to the Company for debt with similar terms and remaining maturities.

Indicated below are the carrying amounts and estimated fair values of the Company’s financial instruments at December 31:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ In thousands)

Restricted investments	$4,397	$4,397	$4,511	$4,511
ACC credit facility	124,688	127,181	—	—
DCC senior floating rate notes	150,000	153,375	150,000	146,250
1.50% DCC senior convertible debentures	160,000	174,200	160,000	149,368
8.875% DCC senior notes	419,681	429,124	419,681	416,533
8.375% DCS senior notes	250,000	264,075	250,000	263,750
8.375% DCS series B senior notes	261,174	275,878	—	—
DCS floating rate senior notes	—	—	250,000	258,750
9.875% DCS senior notes	325,000	355,063	325,000	354,250
10.0% ACC senior notes	900,000	954,000	900,000	973,170
Other debt securities	15,813	16,762	14,794	15,996

14.	STAFF ACCOUNTING BULLETIN NO. 108:

As discussed in Note 2, the SEC released SAB No. 108 in September 2006. SAB No. 108 requires all companies to consider errors using both a current-year and a cumulative approach. Previously, the Company considered its errors using a current year effect basis. SAB No. 108 permits the Company to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. The Company adopted SAB No. 108 and adjusted its opening retained earnings for 2006 to reflect a change in its accounting for leases. Prior to 2006, the Company did not record the effects of scheduled rent increases on a straight-line basis for certain real estate leases. Therefore, the Company adjusted its opening retained earnings for the year ended 2006 by approximately $5.0 million, net of income tax, to reflect a change in its accounting for leases. The Company reviewed the annual amount of additional expense incurred in prior periods and considers this adjustment to be immaterial to prior periods.

15.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION:

Set forth below is supplemental condensed consolidating financial information as required by DCC’s indenture for its 8.875% senior notes due 2013, and by the DCS credit facility. The statement of operations information is presented without parent recognition of subsidiary results. Included are the condensed consolidating balance sheets of the Company as of December 31, 2006 and 2005 and the statements of operations and statements of cash flows of the Company for the years ended December 31, 2006, 2005 and 2004. Neither DCS, ACC, the non-guarantor subsidiaries, nor any of their subsidiaries guarantee any of DCC’s debt securities. DCC, DCS and its subsidiaries do not guarantee any of ACC’s outstanding debt. Neither DCC, the non-guarantor subsidiaries, nor ACC and its subsidiaries guarantee any of DCS’ outstanding debt securities. However, DCS’ subsidiaries do guarantee DCS’ debt securities. See Note 6 for a description of the Company’s debt securities.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006

	Dobson	American	Non-Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated
	($ In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,094	$36,453	$22,966	$3,551	$—	$117,064
Short-term investments	—	—	—	4,959	—	4,959
Accounts receivable	73,342	47,103	—	—	—	120,445
Inventory	15,744	5,162	—	—	—	20,906
Prepaid expenses and other	13,448	8,838	20	—	—	22,306

Total current assets	156,628	97,556	22,986	8,510	—	285,680

PROPERTY, PLANT AND EQUIPMENT, net	321,511	190,691	—	—	—	512,202

OTHER ASSETS:
Net intercompany receivable (payable)	40,426	(12,135)	56,471	682,404	(767,166)	—
Restricted investments	4,375	22	—	—	—	4,397
Wireless license acquisition costs	1,127,303	799,835	9,677	4,412	—	1,941,227
Goodwill	47,267	622,101	—	1,142	—	670,510
Deferred financing costs, net	10,456	13,221	—	12,270	—	35,947
Customer list, net	10,200	30,681	—	—	—	40,881
Other non-current assets	26,076	596	1,236	1,624,373	(1,648,373)	3,908

Total other assets	1,266,103	1,454,321	67,384	2,324,601	(2,415,539)	2,696,870

Total assets	$1,744,242	$1,742,568	$90,370	$2,333,111	$(2,415,539)	$3,494,752

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$66,705	$30,135	$—	$—	$—	$96,840
Accrued expenses	36,968	11,728	(102)	(14)	—	48,580
Accrued interest payable	12,332	39,784	—	13,039	—	65,155
Deferred revenue and customer deposits	19,348	16,195	2,348	—	—	37,891
Accrued dividends payable	—	—	—	2,375	—	2,375
Current portion of credit facilities and debt securities	—	1,250	—	—	—	1,250

Total current liabilities	135,353	99,092	2,246	15,400	—	252,091

OTHER LIABILITIES:
Credit facilities and debt securities, net	1,603,340	1,039,251	—	729,681	(767,166)	2,605,106
Deferred tax liabilities	168,416	155,958	1,481	(84,403)	—	241,452
Deferred gain on disposition of operating assets and other non-current liabilities	42,860	25,962	—	—	—	68,822
SERIES F CONVERTIBLE PREFERRED STOCK	—	—	—	135,695	—	135,695
STOCKHOLDERS’ (DEFICIT) EQUITY	(205,727)	422,305	86,643	1,536,738	(1,648,373)	191,586

Total liabilities and stockholders’ (deficit) equity	$1,744,242	$1,742,568	$90,370	$2,333,111	$(2,415,539)	$3,494,752

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2005

	Dobson	American	Non-Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated
	($ In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$89,814	$76,611	$21,874	$8,151	$—	$196,450
Accounts receivable	78,329	47,269	—	—	—	125,598
Inventory	10,810	5,066	—	—	—	15,876
Prepaid expenses and other	12,572	4,867	10	—	—	17,449

Total current assets	191,525	133,813	21,884	8,151	—	355,373

PROPERTY, PLANT AND EQUIPMENT, net	325,504	158,286	—	—	—	483,790

OTHER ASSETS:
Net intercompany receivable	10,447	2,778	55,110	698,831	(767,166)	—
Restricted investments	4,489	22	—	—	—	4,511
Wireless license acquisition costs	1,119,640	681,424	9,676	4,412	—	1,815,152
Goodwill	45,362	574,813	—	1,143	—	621,318
Deferred financing costs, net	13,308	13,427	—	13,509	—	40,244
Customer list, net	19,628	41,278	—	—	—	60,906
Other non-current assets	26,450	643	1,368	1,624,373	(1,648,373)	4,461

Total other assets	1,239,324	1,314,385	66,154	2,342,268	(2,415,539)	2,546,592

Total assets	$1,756,353	$1,606,484	$88,038	$2,350,419	$(2,415,539)	$3,385,755

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$86,652	$18,076	$—	$—	$—	$104,728
Accrued expenses	24,242	9,711	(81)	(27)	—	33,845
Accrued interest payable	12,591	37,863	—	13,233	—	63,687
Deferred revenue and customer deposits	16,176	12,680	1,211	—	—	30,067
Accrued dividends payable	—	—	—	8,126	—	8,126

Total current liabilities	139,661	78,330	1,130	21,332	—	240,453

OTHER LIABILITIES:
Credit facilities and debt securities	1,592,166	914,794	—	729,681	(767,166)	2,469,475
Deferred tax liabilities	182,574	157,685	1,043	(82,276)	—	259,026
Mandatorily redeemable preferred stock, net	—	—	—	32,793	—	32,793
Deferred gain on disposition of operating assets and other non-current liabilities	37,622	30,743	—	—	—	68,365
SERIES F CONVERTIBLE PREFERRED STOCK	—	—	—	135,695	—	135,695
STOCKHOLDERS’ (DEFICIT) EQUITY	(195,670)	424,932	85,865	1,513,194	(1,648,373)	179,948

Total liabilities and stockholders’ (deficit) equity	$1,756,353	$1,606,484	$88,038	$2,350,419	$(2,415,539)	$3,385,755

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2006

	Dobson	American	Non-Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated
	($ In thousands)

OPERATING REVENUE:
Service revenue	$549,270	$369,515	$—	$—	$—	$918,785
Roaming revenue	157,938	125,339	—	—	—	283,277
Equipment and other revenue	59,807	23,634	—	—	(14,407)	69,034

Total operating revenue	767,015	518,488	—	—	(14,407)	1,271,096

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	211,405	136,963	—	—	(7,425)	340,943
Cost of equipment	83,945	52,233	—	—	—	136,178
Marketing and selling	98,153	67,326	(351)	—	—	165,128
General and administrative	111,899	86,014	30	—	(6,982)	190,961
Depreciation and amortization	114,269	81,860	174	—	—	196,303
Gain on disposition of operating assets	(3,473)	(2,917)	—	—	—	(6,390)

Total operating expenses	616,198	421,479	(147)	—	(14,407)	1,023,123

OPERATING INCOME	150,817	97,009	147	—	—	247,973

OTHER (EXPENSE) INCOME:
Interest expense	(153,171)	(98,524)	—	(55,457)	75,068	(232,084)
Loss from extinguishment of debt	(13,071)	—	—	(168)	—	(13,239)
Loss on redemption and repurchases of mandatorily redeemable preferred stock	—	—	—	(1,482)	—	(1,482)
Dividends on mandatorily redeemable preferred stock	—	—	—	(709)	—	(709)
Other income (expense), net	8,683	(2,510)	1,070	75,415	(75,068)	7,590

(LOSS) INCOME BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	(6,742)	(4,025)	1,217	17,599	—	8,049
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(9,228)	—	—	—	—	(9,228)

(LOSS) INCOME BEFORE INCOME TAXES	(15,970)	(4,025)	1,217	17,599	—	(1,179)
Income tax benefit (expense)	10,190	2,080	(438)	2,128	—	13,960

NET (LOSS) INCOME	$(5,780)	$(1,945)	$779	$19,727	$—	$12,781

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

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2006

	Dobson	American	Non-Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated
	($ In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,780)	$(1,945)	$779	$19,727	$—	$12,781
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of effects of acquisitions —
Depreciation and amortization	114,269	81,860	174	—	—	196,303
Amortization of bond discounts and deferred financing costs	669	3,476	—	1,472	—	5,617
Deferred income taxes	(10,259)	(2,872)	438	(2,127)	—	(14,820)
Mandatorily redeemable preferred stock dividends	—	—	—	709	—	709
Loss on redemption and repurchases of mandatorily redeemable preferred stock	—	—	—	1,482	—	1,482
Loss from extinguishment of debt	13,071	—	—	168	—	13,239
Gain on disposition of operating assets	(3,473)	(2,917)	—	—	—	(6,390)
Share-based compensation	—	—	—	7,223	—	7,223
Other operating activities	9,758	492	—	—	—	10,250
Changes in current assets and liabilities —
Accounts receivable	4,987	166	—	—	—	5,153
Inventory	(4,935)	(95)	—	—	—	(5,030)
Prepaid expenses and other	(2,039)	(1,808)	(10)	—	—	(3,857)
Accounts payable	(19,946)	12,058	—	—	—	(7,888)
Accrued expenses	11,034	(223)	(22)	419	—	11,208
Deferred revenue and customer deposits	3,173	3,515	1,136	—	—	7,824

Net cash provided by operating activities	110,529	91,707	2,495	29,073	—	233,804

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(102,169)	(59,843)	—	—	—	(162,012)
Purchase of wireless licenses and properties	(9,783)	(206,421)	—	—	—	(216,204)
(Increase) decrease in receivable-affiliates	(26,972)	11,905	(1,361)	16,428	—	—
Purchases of short-term investments	—	—	—	(4,961)	—	(4,961)
Other investing activities	463	56	(42)	—	—	477

Net cash (used in) provided by investing activities	(138,461)	(254,303)	(1,403)	11,467	—	(382,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities and senior notes	262,500	125,000	—	—	—	387,500
Repayments and repurchases of credit facilities and senior notes	(257,548)	(313)	—	—	—	(257,861)
Distributions to minority interest holders	(9,505)	—	—	—	—	(9,505)
Redemption and repurchases of mandatorily redeemable preferred stock	—	—	—	(41,683)	—	(41,683)
Preferred stock dividends paid	—	—	—	(8,142)	—	(8,142)
Debt financing costs	(2,950)	(2,249)	—	(233)	—	(5,432)
Issuance of common stock and other financing activities	(285)	—	—	4,918	—	4,633

Net cash (used in) provided by financing activities	(7,788)	122,438	—	(45,140)	—	69,510

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(35,720)	(40,158)	1,092	(4,600)	—	(79,386)
CASH AND CASH EQUIVALENTS, beginning of period	89,814	76,611	21,874	8,151	—	196,450

CASH AND CASH EQUIVALENTS, end of period	$54,094	$36,453	$22,966	$3,551	$—	$117,064

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
Depreciation and amortization	117,112	85,283	—	—	—	202,395
Amortization of bond discount and deferred financing costs	1,975	3,383	—	1,856	—	7,214
Deferred income taxes	(12,943)	(4,363)	534	(10,679)	—	(27,451)
Mandatorily redeemable preferred stock dividends	—	—	—	22,552	—	22,552
Loss on redemption and repurchases of mandatorily redeemable preferred stock	—	—	—	70,840	—	70,840
Loss from extinguishment of debt	—	—	—	21,698	—	21,698
Gain on disposition of operating assets	(1,585)	(2,269)	—	—	—	(3,854)
Other operating activities	9,724	(5)	—	1,683	—	11,402
Changes in current assets and liabilities —
Accounts receivable	(18,800)	(6,857)	—	—	—	(25,657)
Inventory	(353)	87	—	—	—	(266)
Prepaid expenses and other	(1,162)	1,315	—	—	—	153
Accounts payable	16,864	7,779	—	—	—	24,643
Accrued expenses	7,660	(3,435)	2	(10,991)	—	(6,764)
Deferred revenue and customer deposits	321	(346)	1,211	—	—	1,186

Net cash provided by (used in) operating activities	103,654	75,906	2,618	(5,697)	—	176,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(98,333)	(47,552)	—	—	—	(145,885)
Purchase of wireless licenses and properties	(16,084)	(17,164)	—	—	—	(33,248)
Proceeds from the sale of assets	56,516	33,918	—	—	—	90,434
Sales of marketable securities	39,000	—	—	—	—	39,000
(Increase) decrease in receivable-affiliates	(14,392)	(8,990)	(51,689)	75,071	—	—
Other investing activities	(25,040)	(969)	22,642	—	—	(3,367)

Net cash (used in) provided by investing activities	(58,333)	(40,757)	(29,047)	75,071	—	(53,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities and senior notes	—	—	—	310,000	—	310,000
Repayments and purchases of credit facilities and senior notes	—	—	—	(299,000)	—	(299,000)
Distributions to minority interest holders	(8,415)	—	—	—	—	(8,415)
Preferred stock exchange	—	—	—	(54,535)	—	(54,535)
Preferred stock dividends paid	—	—	—	(6)	—	(6)
Debt financing costs	(521)	(5)	—	(23,267)	—	(23,793)
Purchase of restricted investments	—	(22)	—	—	—	(22)
Maturities of restricted investments	6,002	—	—	—	—	6,002
Other financing activities	—	—	—	2,920	—	2,920

Net cash used in financing activities	(2,934)	(27)	—	(63,888)	—	(66,849)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	42,387	35,122	(26,429)	5,486	—	56,566
CASH AND CASH EQUIVALENTS, beginning of period	47,427	41,489	48,303	2,665	—	139,884

CASH AND CASH EQUIVALENTS, end of period	$89,814	$76,611	$21,874	$8,151	$—	$196,450

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
Depreciation and amortization	109,508	83,310	—	—	—	192,818
Amortization of bond discount and deferred financing costs	2,164	3,281	—	2,357	—	7,802
Deferred income taxes	65,646	(12,030)	(168)	(168,845)	117,928	2,531
Mandatorily redeemable preferred stock dividends	—	—	—	13,728	—	13,728
Gain on redemption and repurchases of mandatorily redeemable preferred stock	—	—	—	(6,478)	—	(6,478)
Loss from extinguishment of debt	14,207	—	—	4,345	—	18,552
Minority interests in income of subsidiaries	4,867	—	—	—	—	4,867
Other operating activities	184	(112)	—	—	—	72
Cash used in operating activities of discontinued operations	(815)	—	—	—	—	(815)
Changes in current assets and liabilities —
Accounts receivable	3,417	(4,997)	—	—	—	(1,580)
Inventory	(1,373)	(1,402)	—	—	—	(2,775)
Prepaid expenses and other	(24)	(268)	—	—	—	(292)
Accounts payable	(18,110)	(7,636)	—	—	—	(25,746)
Accrued expenses	3,095	946	(14,162)	7,926	—	(2,195)
Deferred revenue and customer deposits	1,442	499	—	(7)	—	1,934

Net cash provided by (used in) operating activities	99,205	35,890	(14,604)	29,869	—	150,360

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(102,680)	(39,369)	—	—	—	(142,049)
Purchase of wireless licenses and properties	(61,094)	—	—	—	—	(61,094)
Receipt of funds held in escrow for contingencies on sold assets	7,185	4,169	—	—	—	11,354
(Increase) decrease in receivable-affiliates	(52,991)	13,254	(62,894)	102,631	—	—
Cash received from exchange of assets	21,978	—	—	—	—	21,978
Purchases of marketable securities	(40,000)	—	(25,000)	—	—	(65,000)
Sales of marketable securities	1,000	—	81,700	—	—	82,700
Other investing activities	84	140	—	(7)	—	217

Net cash (used in) provided by investing activities	(226,518)	(21,806)	(6,194)	102,624	—	(151,894)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities and senior notes	899,000	—	—	—	—	899,000
Repayments and purchases of credit facilities and senior notes	(753,208)	—	—	(106,001)	—	(859,209)
Distributions to minority interest holders	(5,755)	—	—	—	—	(5,755)
Redemption and repurchases of mandatorily redeemable preferred stock	—	—	—	(17,376)	—	(17,376)
Preferred stock dividends paid	—	—	—	(3,676)	—	(3,676)
Debt financing costs	(16,524)	(100)	—	(228)	—	(16,852)
Purchase of restricted investments	(5,860)	—	—	—	—	(5,860)
Investment in subsidiary	(2,300)	—	—	2,300	—	—
Capital contribution from parent	—	—	65,300	(65,300)	—	—
Other financing activities	—	—	—	(393)	—	(393)

Net cash provided by (used in) financing activities	115,353	(100)	65,300	(190,674)	—	(10,121)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,960)	13,984	44,502	(58,181)	—	(11,655)
CASH AND CASH EQUIVALENTS, beginning of period	59,387	27,505	3,801	60,846	—	151,539

CASH AND CASH EQUIVALENTS, end of period	$47,427	$41,489	$48,303	$2,665	$—	$139,884

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	SUBSEQUENT EVENT:

On February 15, 2007, ACC commenced a cash tender offer for any and all of its $900.0 million aggregate principal amount of 10.0% senior notes due 2011, and a consent solicitation to amend the terms of these senior notes and related indenture. The purpose of the consent solicitation is to amend the terms of ACC’s 10.0% senior notes and the related indenture, to remove substantially all of the restrictive covenants contained therein.

This tender offer is part of a proposed refinancing of ACC’s existing 10.0% senior notes, its $18.1 million aggregate principal amount of 9.5% senior subordinated notes due 2009 and $124.7 million outstanding under its existing senior secured credit facility, or the refinancing. ACC expects to finance the refinancing through new indebtedness consisting of notes and a term loan credit facility.

The tender offer and refinancing are subject to the satisfaction of certain conditions and there can be no assurance it will be completed on satisfactory terms or at all.

Supplementary Data

Selected Quarterly Financial Data (unaudited)

Dobson Communications Corporation

		Quarter Ended
		March 31,	June 30,	September 30,	December 31,
		($ In thousands except per share data)

Operating revenue	2006	$287,599	$312,059	$336,370	$335,068
	2005	$271,758	$297,666	$315,819	$294,219
Operating income	2006	$43,897	$60,709	$78,517	$64,850
	2005	$38,618	$59,882	$71,783	$45,784
Net (loss) income	2006	$(10,897)	$(6,043)	$27,979	$1,742
	2005	$(23,257)	$(10,029)	$(63,431)	$(24,893)
Basic net (loss) income per common share	2006	$(0.06)	$(0.04)	$0.16	$0.01
	2005	$(0.17)	$(0.07)	$(0.43)	$(0.15)
Diluted net (loss) income per common share	2006	$(0.06)	$(0.04)	$0.14	$0.01
	2005	$(0.17)	$(0.07)	$(0.43)	$(0.15)
Net (loss) income applicable to common stockholders	2006	$(13,272)	$(8,417)	$25,943	$(10)
	2005	$(25,402)	$(12,173)	$(65,850)	$(27,254)
Basic net (loss) income applicable to common stockholders per common share	2006	$(0.08)	$(0.05)	$0.15	$—
	2005	$(0.19)	$(0.09)	$(0.45)	$(0.16)
Diluted net (loss) income applicable to common stockholders per common share	2006	$(0.08)	$(0.05)	$0.14	$—
	2005	$(0.19)	$(0.09)	$(0.45)	$(0.16)

The second quarter of 2006 also includes a $12.7 million loss on extinguishment of debt due to the redemption of the Company’s first priority senior secured floating rate notes. The per share effect of this loss on extinguishment of debt was $0.07 for the second quarter of 2006.

The third quarter of 2006 includes a $13.8 million decrease in the Company’s valuation allowance. The per share effect of the decrease in the Company’s valuation allowance was $0.08 for the third quarter of 2006.

The Company adopted SAB No. 108 during 2006 and adjusted its opening retained earnings for the fiscal year 2006 by approximately $5.0 million, net of income tax, to reflect the change in its accounting for leases. The Company reviewed the annual amount of additional expense incurred in prior periods as a result of SAB No. 108 and considers this adjustment to be immaterial to prior periods.

The third quarter of 2005 includes a $66.4 million loss on redemption and repurchases of mandatorily redeemable preferred stock and the fourth quarter of 2005 includes a $4.4 million loss on redemption and repurchases of mandatorily redeemable preferred stock. The per share effect of these redemptions and repurchases was $0.45 for the third quarter of 2005 and $0.03 for the fourth quarter of 2005.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of December 31, 2006. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the fourth quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

No items to report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accountants Fees and Services

For the information called for by Items 10 through 14 we refer you to our Proxy Statement for our 2007 annual meeting of stockholders, which will be filed with the SEC within 120 days after December 31, 2006 and which is incorporated herein by reference in accordance with General Instruction G.

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

(a) (3) Exhibits

The following exhibits are filed as a part of this report:

Exhibit			Method of
Numbers		Description	Filing

3.1		Registrant’s Amended and Restated Certificate of Incorporation.	(4)[3.1]

3	.1.3	Registrant’s Certificate of Amendment of Certificate of Incorporation.	(16)[3.1.3]

3.2		Registrant’s Amended and Restated By-laws.	(18)[3]

4.1		Form of Common Stock Certificate.	(4)[4.16]

4.2		Senior Debt Indenture dated as of July 18, 2001, between the Registrant and The Bank of New York, as Trustee.	(6)[4.2]

4.3		Subordinated Debt Indenture dated as of July 18, 2001 between the Registrant and The Bank of New York, as Trustee.	(6)[4.3]

4	.3.1	Certificate of Trust for Dobson Financing Trust.	(6)[4.4]

4.4		Declaration of Trust for Dobson Financing Trust.	(6)[4.5]

4.5		Form of Certificate of Designation of the Powers, Preferences and Relative, Optional and Other Special Rights of the Registrant’s Series F Convertible Preferred Stock.	(13)[4.12]

4	.5.1	Certificate of Correction of Certificate of Designation of Series F Convertible Preferred Stock.	(13)[4.12.1]

4.6		Indenture dated August 8, 2003 between ACC Escrow Corp. and Bank of Oklahoma, National Association, as Trustee.	(13)[4.13]

4	.6.1	First Supplemental Indenture dated August 19, 2003 between American Cellular Corporation, certain Guarantors and Bank of Oklahoma, National Association, as Trustee.	(13)[4.13.1]

4	.6.2	Supplemental Indenture, dated as of August 7, 2006, among American Cellular Corporation and Bank of Oklahoma, National Association, as trustee, and ACC Lease Co., LLC, as guarantor.	(29)[4.1]

Exhibit			Method of
Numbers		Description	Filing

4.7		Indenture dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York.	(22)[4.2]

4	.7.1	First Supplemental Indenture dated August 19, 2003 with reference to Indenture dated March 14, 2001, between American Cellular Corporation, ACC Acquisition LLC, Subsidiary Guarantors and Bank of Oklahoma, related to the issuance by American Cellular Corporation of its 9 1/2% Subordinated Notes due 2009.	(13)[4.14]

4.8		8 7/8% Senior Note Indenture dated as of September 26, 2003 by Dobson Communications Corporation and Bank of Oklahoma, National Association, as Trustee.	(14)[4.14]

4	.8.1	Supplemental Indenture dated November 5, 2004 to 8 7/8% Senior Note Indenture dated as of September 26, 2003 by Dobson Communications Corporation and Bank of Oklahoma, National Association, as Trustee.	(23)[4.2]

4.9		Indenture for 8 3/8% First Priority Senior Secured Notes due 2011, dated November 8, 2004, by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co. LLC, DOC Lease Co., LLC and Bank of Oklahoma, National Association.	(21)[4.14]

4	.9.1	Supplemental Indenture, dated May 23, 2006, to Indenture for 8 3/8% First Priority Senior Secured Notes due 2011, dated November 8, 2004, by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co. LLC, DOC Lease Co., LLC and Bank of Oklahoma, National Association.	(27)[4.1]

4.10		Indenture for 9 7/8% Second Priority Senior Secured Notes due 2012, dated November 8, 2004, by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co. LLC, DOC Lease Co., LLC and BNY Midwest Trust Company.	(21)[4.15]

4.11		Intercreditor Agreement dated November 8, 2004.	(21)[4.16]

4.12		Floating Rate Notes Indenture dated as of September 13, 2005 by the Registrant and Bank of Oklahoma, National Association, as Trustee.	(26)[4.1]

4.13		Convertible Debentures Indenture dated as of September 13, 2005 by the Registrant and The Bank of Oklahoma, National Association, as Trustee.	(26)[4.2]

10.1		Registrant’s 2002 Employee Stock Purchase Plan.	(8)[10.1]

10	.1.1*	Registrant’s 1996 Stock Option Plan, as amended.	(2)[10.1.1]

10	.1.2*	2000-1 Amendment to the DCC 1996 Stock Option Plan.	(4)[10.1.3]

10	.1.3*	Dobson Communications Corporation 2000 Stock Incentive Plan.	(4)[10.1.4]

10	.2*	Registrant’s 2002 Stock Incentive Plan.	(9)[10.2]

10	.2.1*	Second Amendment to 2002 Stock Incentive Plan.	(28)[10.1]

10	.3*	Letter dated October 15, 1996 from Fleet Equity Partners to Justin L. Jaschke regarding director compensation.	(3)[10.3.3]

10	.3.1*	Letter dated October 28, 1997 from Registrant to R. Thomas Morgan describing employment arrangement.	(1)[10.3.5]

10	.3.2*	Letter dated August 25, 1998 from Registrant to Richard D. Sewell, Jr. describing employment arrangement.	(2)[10.3.6]

10	.3.3*	Employment Agreement, dated November 1, 2004 between Registrant and Bruce R. Knooihuizen.	(21)[10.3.6]

Exhibit			Method of
Numbers		Description	Filing

10	.3.4*	Employment Agreement, dated November 1, 2004 between Registrant and Timothy J. Duffy.	(21)[10.3.7]

10	.3.5*	Form of Retention Agreement.	(21)[10.3.8]

10	.3.6*	Employment Agreement, dated April 1, 2005 between Dobson Communications and Steven Dussek.	(24)[10.1]

10	.4†	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated as of November 16, 2001.	(7)[10.6]

10	.4.1†	Amendment No. 1 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated August 5, 2002.	(9)[10.6.1]

10	.4.2†	Amendment No. 2 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated June 9, 2004.	(20)[10.5.2]

10	.4.3†	Amendment No. 3 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated August 29, 2006.	(20)[10.5.2]

10.5		Stockholder and Investor Rights Agreement dated January 31, 2000 among the Registrant and the Stockholders listed therein (without exhibits).	(4)[10.7.2.3]

10	.5.1	Amendment No. 1 to Stockholder and Investor rights Agreement among AT&T Wireless Services, Inc., the Registrant, and certain other parties.	(5)[10.4]

10	.6*	Form of Dobson Communications Corporation Director Indemnification Agreement.	(4)[10.9]

10.7		Management Agreement between Dobson Cellular Systems, Inc. and American Cellular Corporation effective as of August 19, 2003.	(13)[10.14.1]

10.8		Master Services Agreement between Dobson Cellular Systems, Inc. and Convergys Information Management Group Inc. dated December 1, 2002.	(10)[10.24]

10.9		Transition Services Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(11)[10.2]

10	.10†	GSM/GPRS Operating Agreement between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc. dated July 11, 2003, as amended.	(12)[10.29]

10	.11†	GSM/GPRS Operating Agreement between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003.	(12)[10.31]

10.12		Tax Allocation Agreement dated August 19, 2003, between Dobson Communications Corporation and American Cellular Corporation.	(13)[10.33]

10.13		Registration Rights Agreement dated August 19, 2003 between Dobson Communications Corporation and holders of Class A Common Stock and Series F Convertible Preferred Stock.	(13)[10.35]

10.14		Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003.	(15)[10.38]

10	.14.1	Amendment No. 1 dated March 9, 2004, to Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003.	(17)[4]

10	.14.2	Amendment No. 2 dated May 7, 2004, to Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003.	(19)[10.32.2]

Exhibit			Method of
Numbers		Description	Filing

10	.14.3	Amendment No. 3 dated November 8, 2004 to Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003.	(21)[10.32.3]

10.15		Guarantee and Collateral Agreement by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003.	(15)[10.39]

10	.16†	InterCarrier Multi-standard Roaming Agreement by and among Cingular Wireless LLC and Dobson Cellular Systems, Inc. and American Cellular Corporation dated as of August 12, 2005.	(25)[10.1]

10	.17†	Addendum to GSM Operating Agreement by and between New Cingular Wireless Services, Inc. (f/k/a AT&T Wireless Services, Inc.), Dobson Cellular Systems, Inc and American Cellular Corporation dated as of August 12, 2005.	(25)[10.2]

10.18		Registration Rights Agreement dated as of May 23, 2006 by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co. LLC, DOC Lease Co., LLC and Morgan Stanley & Co. Incorporated.	(27)[10.1]

10.19		$250,000,000 Credit Agreement, dated as of August 7, 2006, among American Cellular Corporation, as borrower, the guarantors from time to time parties thereto and the several lenders from time to time parties thereto and Bear Stearns Corporate Lending Inc., as administrative agent.	(29)[10.1]

10.20		Guarantee and Collateral Agreement, dated as of August 7, 2006, made by American Cellular Corporation and certain of its affiliates in favor of Bear Stearns Corporate Lending Inc., as administrative agent.	(29)[10.2]

12		Statement of Computation of Ratios of Earnings to Fixed Charges.	(30)
21		Subsidiaries.	(30)
23.1		Consent of Independent Registered Public Accounting Firm.	(30)
31.1		Rule 13a-14(a) Certification by our principal executive officer.	(30)
31.2		Rule 13a-14(a) Certification by our principal financial officer.	(30)
32.1		Section 1350 Certification by our principal executive officer.	(30)
32.2		Section 1350 Certification by our principal financial officer.	(30)

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-71633), as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-90759), as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A on February 22, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-64916), as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on June 14, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on January 8, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 28, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on September 18, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 2, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 29, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-110380) as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on March 22, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on April 8, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(19)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(20)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(21)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-122089) as the exhibit number indicated in brackets and incorporated by reference herein.

(22)	Filed as an exhibit to American Cellular Corporation’s Registration Statement on Form S-4 (Registration No. 333-59322) as the exhibit number indicated in brackets and incorporated by reference herein.

(23)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 5, 2004 as the exhibit number indicated in brackets and incorporated by reference herein.

(24)	Filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(25)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A on August 23, 2005 as the exhibit number indicated in brackets and incorporated by reference herein.

(26)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on September 19, 2005 as the exhibit number indicated in brackets and incorporated by reference herein.

(27)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K on May 30, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(28)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K on June 13, 2006 as the exhibit number indicated in brackets and incorporated by reference herein.

(29)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on August 10, 2006 as the exhibit number indicated in brackets and incorporated by reference herein.

(30)	Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of February 2007.

DOBSON COMMUNICATIONS CORPORATION

By:	/s/ STEVEN P. DUSSEK
Steven P. Dussek
Chief Executive Officer and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities on February 28, 2007.

Signature	Title

/s/ STEVEN P. DUSSEK Steven P. Dussek	Chief Executive Officer and Director (principal executive officer)

/s/ BRUCE R. KNOOIHUIZEN Bruce R. Knooihuizen	Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ TRENT LEFORCE Trent LeForce	Controller and Assistant Secretary (principal accounting officer)

/s/ STEPHEN T. DOBSON Stephen T. Dobson	Secretary and Director

/s/ EVERETT R. DOBSON Everett R. Dobson	Chairman of the Board of Directors

/s/ MARK S. FEIGHNER Mark S. Feighner	Director

/s/ FRED J. HALL Fred J. Hall	Director

/s/ JUSTIN L. JASCHKE Justin L. Jaschke	Director

/s/ ALBERT H. PHARIS, JR. Albert H. Pharis, Jr.	Director

/s/ ROBERT A. SCHRIESHEIM Robert A. Schriesheim	Director

INDEX TO EXHIBITS

Exhibit			Method of
Numbers		Description	Filing

3.1		Registrant’s Amended and Restated Certificate of Incorporation.	(4)[3.1]

3	.1.3	Registrant’s Certificate of Amendment of Certificate of Incorporation.	(16)[3.1.3]

3.2		Registrant’s Amended and Restated By-laws.	(18)[3]

4.1		Form of Common Stock Certificate.	(4)[4.16]

4.2		Senior Debt Indenture dated as of July 18, 2001, between the Registrant and The Bank of New York, as Trustee.	(6)[4.2]

4.3		Subordinated Debt Indenture dated as of July 18, 2001 between the Registrant and The Bank of New York, as Trustee.	(6)[4.3]

4	.3.1	Certificate of Trust for Dobson Financing Trust.	(6)[4.4]

4.4		Declaration of Trust for Dobson Financing Trust.	(6)[4.5]

4.5		Form of Certificate of Designation of the Powers, Preferences and Relative, Optional and Other Special Rights of the Registrant’s Series F Convertible Preferred Stock.	(13)[4.12]

4	.5.1	Certificate of Correction of Certificate of Designation of Series F Convertible Preferred Stock.	(13)[4.12.1]

4.6		Indenture dated August 8, 2003 between ACC Escrow Corp. and Bank of Oklahoma, National Association, as Trustee.	(13)[4.13]

4	.6.1	First Supplemental Indenture dated August 19, 2003 between American Cellular Corporation, certain Guarantors and Bank of Oklahoma, National Association, as Trustee.	(13)[4.13.1]

4	.6.2	Supplemental Indenture, dated as of August 7, 2006, among American Cellular Corporation and Bank of Oklahoma, National Association, as trustee, and ACC Lease Co., LLC, as guarantor.	(29)[4.1]

4.7		Indenture dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York.	(22)[4.2]

4	.7.1	First Supplemental Indenture dated August 19, 2003 with reference to Indenture dated March 14, 2001, between American Cellular Corporation, ACC Acquisition LLC, Subsidiary Guarantors and Bank of Oklahoma, related to the issuance by American Cellular Corporation of its 9 1/2% Subordinated Notes due 2009.	(13)[4.14]

4.8		8 7/8% Senior Note Indenture dated as of September 26, 2003 by Dobson Communications Corporation and Bank of Oklahoma, National Association, as Trustee.	(14)[4.14]

4	.8.1	Supplemental Indenture dated November 5, 2004 to 8 7/8% Senior Note Indenture dated as of September 26, 2003 by Dobson Communications Corporation and Bank of Oklahoma, National Association, as Trustee.	(23)[4.2]

4.9		Indenture for 8 3/8% First Priority Senior Secured Notes due 2011, dated November 8, 2004, by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co. LLC, DOC Lease Co., LLC and Bank of Oklahoma, National Association.	(21)[4.14]

4	.9.1	Supplemental Indenture, dated May 23, 2006, to Indenture for 8 3/8% First Priority Senior Secured Notes due 2011, dated November 8, 2004, by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co. LLC, DOC Lease Co., LLC and Bank of Oklahoma, National Association.	(27)[4.1]

Exhibit			Method of
Numbers		Description	Filing

4.10		Indenture for 9 7/8% Second Priority Senior Secured Notes due 2012, dated November 8, 2004, by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co. LLC, DOC Lease Co., LLC and BNY Midwest Trust Company.	(21)[4.15]

4.11		Intercreditor Agreement dated November 8, 2004.	(21)[4.16]

4.12		Floating Rate Notes Indenture dated as of September 13, 2005 by the Registrant and Bank of Oklahoma, National Association, as Trustee.	(26)[4.1]

4.13		Convertible Debentures Indenture dated as of September 13, 2005 by the Registrant and The Bank of Oklahoma, National Association, as Trustee.	(26)[4.2]

10.1		Registrant’s 2002 Employee Stock Purchase Plan.	(8)[10.1]

10	.1.1*	Registrant’s 1996 Stock Option Plan, as amended.	(2)[10.1.1]

10	.1.2*	2000-1 Amendment to the DCC 1996 Stock Option Plan.	(4)[10.1.3]

10	.1.3*	Dobson Communications Corporation 2000 Stock Incentive Plan.	(4)[10.1.4]

10	.2*	Registrant’s 2002 Stock Incentive Plan.	(9)[10.2]

10	.2.1*	Second Amendment to 2002 Stock Incentive Plan.	(28)[10.1]

10	.3*	Letter dated October 15, 1996 from Fleet Equity Partners to Justin L. Jaschke regarding director compensation.	(3)[10.3.3]

10	.3.1*	Letter dated October 28, 1997 from Registrant to R. Thomas Morgan describing employment arrangement.	(1)[10.3.5]

10	.3.2*	Letter dated August 25, 1998 from Registrant to Richard D. Sewell, Jr. describing employment arrangement.	(2)[10.3.6]

10	.3.3*	Employment Agreement, dated November 1, 2004 between Registrant and Bruce R. Knooihuizen.	(21)[10.3.6]

10	.3.4*	Employment Agreement, dated November 1, 2004 between Registrant and Timothy J. Duffy.	(21)[10.3.7]

10	.3.5*	Form of Retention Agreement.	(21)[10.3.8]

10	.3.6*	Employment Agreement, dated April 1, 2005 between Dobson Communications and Steven Dussek.	(24)[10.1]

10	.4†	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated as of November 16, 2001.	(7)[10.6]

10	.4.1†	Amendment No. 1 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated August 5, 2002.	(9)[10.6.1]

10	.4.2†	Amendment No. 2 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated June 9, 2004.	(20)[10.5.2]

10	.4.3†	Amendment No. 3 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated August 29, 2006.	(20)[10.5.2]

10.5		Stockholder and Investor Rights Agreement dated January 31, 2000 among the Registrant and the Stockholders listed therein (without exhibits).	(4)[10.7.2.3]

10	.5.1	Amendment No. 1 to Stockholder and Investor rights Agreement among AT&T Wireless Services, Inc., the Registrant, and certain other parties.	(5)[10.4]

10	.6*	Form of Dobson Communications Corporation Director Indemnification Agreement.	(4)[10.9]

Exhibit			Method of
Numbers		Description	Filing

10.7		Management Agreement between Dobson Cellular Systems, Inc. and American Cellular Corporation effective as of August 19, 2003.	(13)[10.14.1]

10.8		Master Services Agreement between Dobson Cellular Systems, Inc. and Convergys Information Management Group Inc. dated December 1, 2002.	(10)[10.24]

10.9		Transition Services Agreement dated as of December 24, 2002, between Dobson Cellular Systems, Inc. and AT&T Wireless Services, Inc.	(11)[10.2]

10	.10†	GSM/GPRS Operating Agreement between AT&T Wireless Services, Inc. and Dobson Cellular Systems, Inc. dated July 11, 2003, as amended.	(12)[10.29]

10	.11†	GSM/GPRS Operating Agreement between AT&T Wireless Services, Inc. and American Cellular Corporation dated July 11, 2003.	(12)[10.31]

10.12		Tax Allocation Agreement dated August 19, 2003, between Dobson Communications Corporation and American Cellular Corporation.	(13)[10.33]

10.13		Registration Rights Agreement dated August 19, 2003 between Dobson Communications Corporation and holders of Class A Common Stock and Series F Convertible Preferred Stock.	(13)[10.35]

10.14		Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003.	(15)[10.38]

10	.14.1	Amendment No. 1 dated March 9, 2004, to Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003.	(17)[4]

10	.14.2	Amendment No. 2 dated May 7, 2004, to Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003.	(19)[10.32.2]

10	.14.3	Amendment No. 3 dated November 8, 2004 to Credit Agreement by and among Dobson Cellular Systems, Inc., Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003.	(21)[10.32.3]

10.15		Guarantee and Collateral Agreement by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co., L.L.C. and Lehman Commercial Paper Inc., as Administrative Agent for the Lenders dated October 23, 2003.	(15)[10.39]

10	.16†	InterCarrier Multi-standard Roaming Agreement by and among Cingular Wireless LLC and Dobson Cellular Systems, Inc. and American Cellular Corporation dated as of August 12, 2005.	(25)[10.1]

10	.17†	Addendum to GSM Operating Agreement by and between New Cingular Wireless Services, Inc. (f/k/a AT&T Wireless Services, Inc.), Dobson Cellular Systems, Inc and American Cellular Corporation dated as of August 12, 2005.	(25)[10.2]

10.18		Registration Rights Agreement dated as of May 23, 2006 by and among Dobson Cellular Systems, Inc., Dobson Communications Corporation, Dobson Operating Co. LLC, DOC Lease Co., LLC and Morgan Stanley & Co. Incorporated.	(27)[10.1]

10.19		$250,000,000 Credit Agreement, dated as of August 7, 2006, among American Cellular Corporation, as borrower, the guarantors from time to time parties thereto and the several lenders from time to time parties thereto and Bear Stearns Corporate Lending Inc., as administrative agent.	(29)[10.1]

Exhibit		Method of
Numbers	Description	Filing

10.20	Guarantee and Collateral Agreement, dated as of August 7, 2006, made by American Cellular Corporation and certain of its affiliates in favor of Bear Stearns Corporate Lending Inc., as administrative agent.	(29)[10.2]

12	Statement of Computation of Ratios of Earnings to Fixed Charges.	(30)
21	Subsidiaries.	(30)
23.1	Consent of Independent Registered Public Accounting Firm.	(30)
31.1	Rule 13a-14(a) Certification by our principal executive officer.	(30)
31.2	Rule 13a-14(a) Certification by our principal financial officer.	(30)
32.1	Section 1350 Certification by our principal executive officer.	(30)
32.2	Section 1350 Certification by our principal financial officer.	(30)

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-71633), as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Registration Statement of Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-90759), as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A on February 22, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-64916), as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on June 14, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on January 8, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 28, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on September 18, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 2, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 29, 2003, as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-110380) as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on March 22, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on April 8, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(19)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(20)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as the exhibit number indicated in brackets and incorporated by reference herein.

(21)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-122089) as the exhibit number indicated in brackets and incorporated by reference herein.

(22)	Filed as an exhibit to American Cellular Corporation’s Registration Statement on Form S-4 (Registration No. 333-59322) as the exhibit number indicated in brackets and incorporated by reference herein.

(23)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 5, 2004 as the exhibit number indicated in brackets and incorporated by reference herein.

(24)	Filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(25)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A on August 23, 2005 as the exhibit number indicated in brackets and incorporated by reference herein.

(26)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on September 19, 2005 as the exhibit number indicated in brackets and incorporated by reference herein.

(27)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K on May 30, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(28)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K on June 13, 2006 as the exhibit number indicated in brackets and incorporated by reference herein.

(29)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on August 10, 2006 as the exhibit number indicated in brackets and incorporated by reference herein.

(30)	Filed herewith.