Form 10-Q
period 2007-03-31
DOBSON COMMUNICATIONS CORP
filed 2007-05-10
CIK 1035985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number. 000-29225

Dobson Communications Corporation
(Exact name of registrant as specified in its charter)

Oklahoma	73-1513309
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14201 Wireless Way Oklahoma City, Oklahoma	73134 (Zip Code)
(Address of principal executive offices)

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

As of May 1, 2007, there were 151,923,462 shares of the registrant’s $.001 par value Class A common stock outstanding and 19,418,021 shares of the registrant’s $.001 par value Class B common stock outstanding.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$148,395,685	$117,063,914
Short-term investments	3,678,384	4,959,012
Accounts receivable, net	113,824,931	120,444,702
Inventory	21,149,295	20,906,425
Deferred tax assets (Note 8)	9,520,000	9,520,000
Prepaid expenses and other	16,849,922	12,786,577

Total current assets	313,418,217	285,680,630

PROPERTY, PLANT AND EQUIPMENT, net (Note 5)	507,290,579	512,201,828

OTHER ASSETS:
Restricted investments	4,397,000	4,397,000
Wireless license acquisition costs	1,941,754,372	1,941,226,745
Goodwill	670,841,625	670,510,237
Deferred financing costs, net of accumulated amortization of $9,618,335 in 2007 and $14,881,760 in 2006	29,059,311	35,946,611
Customer list, net of accumulated amortization of $97,310,154 in 2007 and $87,783,786 in 2006	31,354,895	40,881,264
Other non-current assets	2,827,757	3,907,944

Total other assets	2,680,234,960	2,696,869,801

Total assets	$3,500,943,756	$3,494,752,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$97,412,476	$96,840,064
Accrued expenses	40,565,431	48,579,970
Accrued interest payable	60,846,942	65,155,399
Deferred revenue and customer deposits	43,203,836	37,890,782
Accrued dividends payable	4,410,100	2,374,669
Current portion of credit facilities and debt securities	9,000,000	1,250,000

Total current liabilities	255,438,785	252,090,884

OTHER LIABILITIES:
Credit facilities and debt securities, net of current portion (Note 6)	2,658,073,199	2,605,105,934
Deferred tax liabilities (Note 8)	222,543,965	241,451,899
Minority interest	6,631,777	6,465,131
Deferred gain on disposition of operating assets and other long-term liabilities	61,090,506	62,357,050
COMMITMENTS (Note 10)
SERIES F CONVERTIBLE PREFERRED STOCK (Note 7)	135,695,389	135,695,389
STOCKHOLDERS’ EQUITY:
Class A common stock, $.001 par value, 325,000,000 shares authorized and 151,784,029 shares issued at March 31, 2007 and 151,556,978 shares issued at December 31, 2006	151,784	151,557
Convertible Class B common stock, $.001 par value, 70,000,000 shares authorized and 19,418,021 shares issued at March 31, 2007 and December 31, 2006	19,418	19,418
Convertible Class C common stock, $.001 par value, 4,226 shares authorized and no shares issued at March 31, 2007 and December 31, 2006	—	—
Convertible Class D common stock, $.001 par value, 33,000 shares authorized and no shares issued at March 31, 2007 and December 31, 2006	—	—
Paid-in capital	1,443,921,215	1,441,402,795
Accumulated deficit	(1,282,619,689)	(1,249,986,135)
Accumulated other comprehensive loss	(2,593)	(1,663)

Total stockholders’ equity	161,470,135	191,585,972

Total liabilities and stockholders’ equity	$3,500,943,756	$3,494,752,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended March 31,
	2007	2006
	(Unaudited)

OPERATING REVENUE:
Service revenue	$253,944,697	$216,094,901
Roaming revenue	61,950,584	54,780,372
Equipment and other revenue	18,524,730	16,723,754

Total operating revenue	334,420,011	287,599,027

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	93,237,181	76,073,080
Cost of equipment	33,792,243	32,569,531
Marketing and selling	42,845,266	39,123,070
General and administrative	48,555,048	47,324,538
Depreciation and amortization	50,179,312	50,275,182
Gain on disposition of operating assets	(1,566,543)	(1,663,460)

Total operating expenses	267,042,507	243,701,941

OPERATING INCOME	67,377,504	43,897,086

OTHER (EXPENSE) INCOME:
Interest expense	(58,685,398)	(57,406,677)
Loss from extinguishment of debt (Note 6)	(57,522,612)	(56,711)
Loss on redemption of mandatorily redeemable preferred stock (Note 7)	—	(1,445,189)
Dividends on mandatorily redeemable preferred stock (Note 7)	—	(709,574)
Other income, net	1,575,155	1,898,704

LOSS BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	(47,255,351)	(13,822,361)
Minority interest in income of subsidiaries	(2,298,686)	(2,364,213)

LOSS BEFORE INCOME TAXES	(49,554,037)	(16,186,574)
Income tax benefit	18,955,914	5,289,054

NET LOSS	(30,598,123)	(10,897,520)
DIVIDENDS ON PREFERRED STOCK	(2,035,431)	(2,374,669)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(32,633,554)	$(13,272,189)

BASIC AND DILUTED NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$(0.19)	$(0.08)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	171,107,395	169,394,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2007

	Stockholders’ Equity
								Accumulated
		Class A		Class B				Other	Total
	Comprehensive	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Loss	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
	(Unaudited)

DECEMBER 31, 2006		151,556,978	$151,557	19,418,021	$19,418	$1,441,402,795	$(1,249,986,135)	$(1,663)	$191,585,972
Net loss	(30,598,123)	—	—	—	—	—	(30,598,123)	—	(30,598,123)
Unrealized loss on investment	(930)	—	—	—	—	—	—	(930)	(930)

Total comprehensive loss	$(30,599,053)

Series F preferred stock dividends		—	—	—	—	—	(2,035,431)	—	(2,035,431)
Share-based compensation		—	—	—	—	1,712,973	—	—	1,712,973
Issuance of common stock		227,051	227	—	—	805,447	—	—	805,674

MARCH 31, 2007		151,784,029	$151,784	19,418,021	$19,418	$1,443,921,215	$(1,282,619,689)	$(2,593)	$161,470,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,
	2007	2006
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,598,123)	$(10,897,520)
Adjustments to reconcile net loss to net cash provided by operating activities, net of effects of acquisitions —
Depreciation and amortization	50,179,312	50,275,182
Amortization of bond discounts and premiums and deferred financing costs	1,128,403	1,725,684
Deferred income taxes	(18,907,934)	(5,260,485)
Mandatorily redeemable preferred stock dividends	—	709,574
Loss on redemption of mandatorily redeemable preferred stock	—	1,445,189
Loss from extinguishment of debt	57,522,612	56,711
Gain on disposition of operating assets	(1,566,543)	(1,663,460)
Share-based compensation	1,712,973	1,821,606
Other operating activities	2,743,831	2,763,399
Changes in current assets and liabilities —
Accounts receivable	6,619,771	22,218,702
Inventory	(242,870)	(6,842,900)
Prepaid expenses and other	(4,063,345)	(4,186,307)
Accounts payable	572,412	(451,654)
Accrued expenses	(12,322,996)	1,193,292
Deferred revenue and customer deposits	5,313,054	5,305,775

Net cash provided by operating activities	58,090,557	58,212,788

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(35,845,362)	(31,302,556)
Sales of short-term investments	1,279,698	—
Other investing activities	179,694	350,378

Net cash used in investing activities	(34,385,970)	(30,952,178)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities and debt securities	900,000,000	—
Repayments and repurchases of credit facilities and debt securities	(838,969,500)	—
Distributions to minority interest holders	(2,132,040)	(2,930,101)
Redemption of mandatorily redeemable preferred stock	—	(41,682,819)
Debt financing costs	(5,126,066)	(186,268)
Debt securities tender premium	(46,729,868)	—
Other financing activities	584,658	578,468

Net cash provided by (used in) financing activities	7,627,184	(44,220,720)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,331,771	(16,960,110)
CASH AND CASH EQUIVALENTS, beginning of period	117,063,914	196,450,044

CASH AND CASH EQUIVALENTS, end of period	$148,395,685	$179,489,934

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest	$61,545,824	$53,970,062
Income taxes	$179,771	$4,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The condensed consolidated balance sheet of Dobson Communications Corporation, or DCC, and subsidiaries, referred to collectively as the Company, as of March 31, 2007, the condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006, the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2007 and the condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

The condensed consolidated balance sheet at December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles, or GAAP. The financial statements presented herein should be read in connection with the Company’s December 31, 2006 consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

1.  Organization:

The Company, through its predecessors, was organized in 1936 as Dobson Telephone Company. The Company was incorporated in Oklahoma on February 3, 1997. The Company is a provider of rural and suburban wireless voice and data services in portions of Alaska, Arizona, Illinois, Kansas, Kentucky, Maryland, Michigan, Minnesota, Missouri, New York, Ohio, Oklahoma, Pennsylvania, Texas, Virginia, West Virginia and Wisconsin. The Company’s operations are encompassed in its two wholly owned primary subsidiaries, Dobson Cellular Systems, Inc., or DCS, and American Cellular Corporation, or ACC. ACC does not guarantee any debt or other obligations of DCS or the Company. DCS and the Company do not guarantee any debt or other obligations of ACC.

2.  Accounting Policies:

Business Segment

The Company operates in one business segment pursuant to Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Revenue and Expense Recognition

The Company recognizes service revenue over the period it is earned. The cost of providing service is recognized as incurred. Airtime and toll revenue are billed in arrears and are included in accounts receivable on the accompanying condensed consolidated balance sheets, while monthly access charges are billed in advance and are reflected as deferred revenue on the accompanying condensed consolidated balance sheets. Service revenue includes revenue received from the Universal Service Fund, or USF, reflecting the Company’s Eligible Telecommunications Carriers, or ETC, status in certain states. Equipment revenue is recognized when the equipment is delivered to the customer. State gross receipt taxes and federal and state USF fees collected from customers and remitted to the appropriate governmental agency are reported on a net basis and excluded from revenues and sales. Customer acquisition costs, such as sales force compensation and equipment costs, are expensed as incurred and are included in marketing and selling costs and cost of equipment. Advertising costs are expensed as incurred and are included as marketing and selling expenses in the accompanying condensed consolidated statements of operations.

Recently Adopted Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board, or FASB, issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 was adopted as of January 1, 2007 and clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In principle, the validity of a tax position is a matter of tax law. Previous FASB pronouncements did not contain specific guidance as to how to address uncertainty in accounting for income tax assets and liabilities.

The Company has reviewed its various tax positions. The vast majority of its tax positions concern the timing of the income or deduction and not the measurement of the deduction. Because the Company has loss carryforwards in its primary tax jurisdictions, the movement of a deduction or income item to a different period would not generally result in a cash payment in the current period. The adoption of FIN 48 did not require the Company to recognize any additional liabilities or assets. Additionally, there are no unrecognized tax benefits at March 31, 2007. The Company’s tax years from 2003 to 2006 are considered open tax years and remain subject to examination for federal purposes.

Any tax penalties incurred are included as a general and administrative expense in the accompanying condensed consolidated statements of operations. Interest incurred on tax penalties is included as interest expense in the accompanying condensed consolidated statements of operations.

Reclassifications

Certain reclassifications have been made to the previously presented 2006 balances to conform them to the current presentation.

3.  Share-based Compensation:

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation cost at the fair value for all share-based payments, including stock options and stock purchased at a discount through a stock purchase plan.

The Company has three stock option plans, which were created to encourage its key employees by providing opportunities to participate in the ownership and future growth of the Company through the grant of incentive stock options and nonqualified stock options. As of March 31, 2007, the maximum remaining number of shares for which the Company may grant options under the plans totaled 8,848,047 shares of Class A common stock. All stock options have been issued with an option price at, or higher than, the market price on the date of grant with an expiration of ten years from the grant date and vest at either a rate of 20% or 25% per year. SFAS No. 123(R) requires the Company to estimate forfeitures in calculating the cost related to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. The Company uses forfeiture rates ranging from 0% to 20% depending upon the remaining term of the option. The cumulative adjustment to include estimated forfeitures in the calculation was approximately $0.2 million for the three months ended March 31, 2007 and 2006. This amount was recorded as a reduction in general and administrative expense, cost of service, and marketing and selling expense in 2007 and 2006 and was not presented separately in the Condensed Consolidated Statements of Operations.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model that uses the weighted average assumptions noted in the following table:

	Three Months
	Ended March 31,
	2007	2006

Expected term (in years)	6	6
Weighted average expected volatility	80.5%	124.2%
Expected dividends	0%	0%
Weighted average risk-free rate	4.5%	4.6%

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected volatility of stock options is based on historical experience and implied volatility of the Company’s traded options and the risk-free rate is based on U.S. Treasury bond rates.

A summary of option activity during the three months ended March 31, 2007 is presented below:

		Weighted	Weighted Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value (1)
			(In years)

Outstanding, beginning of period	11,377,200	$3.80
Granted	2,012,600	$8.83
Exercised	(227,051)	$3.55
Forfeited or expired	(24,117)	$6.35

Outstanding, end of period	13,138,632	$4.57	7	$52,763,362

Vested and expected to vest	12,311,632	$4.43	7	$51,216,232

Exercisable, end of period	7,084,899	$3.47	6	$36,251,773

(1)	Calculated using the closing stock price of $8.59 on March 30, 2007.

The weighted average fair value of options granted was $6.34 for the three months ended March 31, 2007 and $6.61 for the three months ended March 31, 2006. The intrinsic value of options exercised was approximately $1.3 million during the three months ended March 31, 2007 and $1.2 million during the three months ended March 31, 2006. Intrinsic value is the difference between the Company’s closing stock price on the day the options were exercised and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises for the three months ended March 31, 2007 were $805,674 and $645,679 for the three months ended March 31, 2006.

A summary of the Company’s non-vested options as of March 31, 2007, and any changes during the three month period ending March 31, 2007, is presented below:

		Weighted
	Number of	Average Grant
	Options	Date Fair Value

Non-vested, beginning of period	5,391,508	$4.05
Granted	2,012,600	$6.34
Vested	(1,326,258)	$4.02
Forfeited	(24,117)	$5.72

Non-vested, end of period	6,053,733	$4.82

At March 31, 2007, unrecognized compensation expense relating to options totaled $24.0 million. This expense is expected to be recognized over a weighted-average period of three years.

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

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 1, 2006, the Company adopted the modified prospective transition method provided for under SFAS No. 123(R). The Company recognized share-based compensation totaling approximately $1.7 million ($1.1 million, net of tax) for the three months ended March 31, 2007 and approximately $1.8 million ($1.2 million, net of tax) for the three months ended March 31, 2006.

4.	Business Combinations and Acquisitions:

On May 30, 2006, ACC purchased the non-spectrum assets of Texas 15 rural service area, or RSA. In addition, on June 29, 2006, ACC closed on cellular and Personal Communications Services, or PCS, spectrum covering the Texas 15 RSA and on additional PCS spectrum in the Texas counties of Brown, Comanche, Mills and Tom Green after receiving Federal Communications Commission, or FCC, approval. The total purchase price for these assets was approximately $25.4 million.

On August 2, 2006, DCS completed the purchase of the wireless assets in Kodiak, Alaska of New Horizons Telecom, Inc. and Kodiak Electric Association, Inc. and the wireless assets in Nome, Alaska of Sitnasuak Native Corporation and SNC Telecommunications, Inc. The total purchase price for these assets was approximately $2.1 million.

On October 5, 2006, ACC acquired Highland Cellular LLC, which provided wireless service to West Virginia 7 RSA, and four adjacent counties in West Virginia 6 RSA and Virginia 2 RSA. In addition, Highland Cellular owned PCS spectrum in Virginia and West Virginia. The currently served markets and additional spectrum are primarily south of markets that the Company owns and operates in western Maryland, southern Ohio, southern Pennsylvania and West Virginia. As a result of the merger, Highland Cellular became a wholly owned subsidiary of ACC. The total purchase price for Highland Cellular was approximately $95.0 million.

On October 19, 2006, ACC made the final payment on 85 Advanced Wireless Services, or AWS, licenses for which ACC was the winning bidder in the FCC’s Auction 66. The auction was conducted during the summer and fall of 2006. These licenses, which are located in portions of Alaska, Kansas, Kentucky, Maryland, Michigan, Minnesota, Missouri, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Texas, Virginia, West Virginia and Wisconsin, add incremental service areas to the Company’s current coverage, as well as additional spectrum in areas that the Company currently serves in order to have capacity for increased voice and data transmission. The cost to ACC for these licenses was approximately $65.9 million. Licensing from the FCC occurred on November 29, 2006. Cash used for these transactions came from cash flows from operations, cash on hand and cash advanced from the credit facility obtained by ACC on August 8, 2006.

The above business combinations were accounted for as purchases. Accordingly, the related statements of financial position and results of operations have been included in the accompanying condensed consolidated statements of operations from the date of acquisition. The unaudited pro forma financial information related to the Company’s acquisitions has not been presented because these acquisitions, individually or in aggregate, were not significant to the Company’s consolidated results of operations.

5.	Property, Plant and Equipment:

Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials and overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provision for depreciation is provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense was approximately $40.6 million for the three months ended March 31, 2007 and approximately $41.7 million for the three months ended March 31, 2006.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Listed below are the gross property, plant and equipment amounts and the related accumulated depreciation as of the dates indicated.

	March 31, 2007	December 31, 2006
	($ in thousands)

Gross property, plant and equipment	$1,308,770	$1,273,874
Accumulated depreciation	(801,479)	(761,672)

Property, plant and equipment, net	$507,291	$512,202

6.	Credit Facilities and Debt Securities:

The Company’s credit facilities and debt securities as of March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006
	($ in thousands)

ACC credit facility	$900,000	$124,688
DCC senior floating rate notes	150,000	150,000
1.50% DCC senior convertible debentures	160,000	160,000
8.875% DCC senior notes	419,681	419,681
8.375% DCS senior notes	250,000	250,000
9.875% DCS senior notes	325,000	325,000
8.375% DCS series B senior notes, including a premium	260,606	261,174
10.0% ACC senior notes	185,718	900,000
Other debt securities, net	16,068	15,813

Total credit facilities and debt securities	2,667,073	2,606,356
Less: current portion of credit facilities and debt securities	9,000	1,250

Credit facilities and debt securities, net of current portion	$2,658,073	$2,605,106

ACC Senior Secured Credit Facility

On March 15, 2007, ACC entered into a new senior secured credit facility consisting of:

•	A 7-year $900.0 million senior secured single draw term loan facility;

•	A 7-year $75.0 million senior secured delayed draw term loan facility; and

•	A 5-year $75.0 million senior secured revolving credit facility.

Interest on the credit facility is currently based on a London Inter-Bank Offered Rate, or LIBOR, formula plus a spread. However, at ACC’s option, interest on the credit facility can be subject to the greater of prime rate or the federal funds effective rate plus a spread.

The delayed draw term loan facility may be drawn in as many as three draws at ACC’s option prior to the first anniversary after the closing of the credit facility. The revolving credit facility will be available on a revolving basis for a period of five years after the closing of the credit facility. At March 31, 2007, $900.0 million was outstanding under this credit facility.

The credit facility is guaranteed by ACC Holdings, LLC, a holding company for ACC, and by each of ACC’s direct domestic subsidiaries (other than Alton CellTel Co Partnership) and is secured by a first priority security interest in substantially all of the tangible and intangible assets of ACC, its direct domestic subsidiaries (other than Alton CellTel Co Partnership) and ACC Holdings, LLC, as well as by a pledge of ACC’s capital stock and the capital stock of its subsidiaries.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under specified terms and conditions, including covenant compliance, the amount available under the credit facility may be increased by an incremental facility so long as, among other things, after giving effect thereto, no default exists and (i) ACC’s ratio of (a) consolidated secured debt to (b) consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, does not exceed 5.50 to 1.00; (ii) ACC’s ratio of (a) consolidated debt to (b) consolidated EBITDA does not exceed 6.50 to 1.00; and (iii) such increase is permitted under the terms of ACC’s indentures, if any. A maintenance covenant limiting consolidated secured leverage is applicable only when extensions of credit are outstanding under the revolving credit facility.

Under the credit facility, there are mandatory scheduled principal payments of the term loan facilities and no reductions in commitments under the revolving credit facility. Each term loan facility will amortize in an amount equal to 0.25% per quarter, starting with the quarter ending June 30, 2007 and quarterly through December 31, 2013, with the balance due in March 2014. The revolving credit facility is scheduled to mature in March 2012.

ACC is also required to make mandatory reductions of the credit facilities with the net cash proceeds received from certain issuances of debt and upon any material sale of assets by it and its subsidiaries, subject to an 18-month reinvestment provision.

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

The proceeds from ACC’s new term loan facility were used to repurchase approximately $714.3 million of ACC’s 10.0% senior notes due 2011 (described below), to repay the entire amount owed of approximately $124.7 million plus accrued interest on ACC’s previous senior secured credit facility, and to pay transaction costs, including a tender premium in connection with the repurchase of ACC’s 10.0% senior notes of approximately $46.7 million and approximately $5.1 million related to establishing the new credit facility. The revolving credit facility and delayed term loan facility are available for general corporate purposes.

DCS Senior Secured Credit Facility

DCS’ senior secured credit facility, which matures on October 23, 2008, currently consists of a $75.0 million senior secured revolving credit facility.

The DCS credit facility is guaranteed by the Company, Dobson Operating Co., LLC, or DOC, and DOC Lease Co., LLC, and is secured by a first priority security interest in all of the tangible and intangible assets of DCS. The DCS credit facility is not guaranteed by ACC or any of its subsidiaries. As of March 31, 2007 and December 31, 2006, the Company had no borrowings under this credit facility.

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

DCS also is required to make mandatory reductions of the credit facility with the net cash proceeds received from certain issuances of debt and equity securities and upon certain asset sales by DCS and its subsidiaries.

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

On March 15, 2007, ACC repurchased $711.0 million of its 10.0% senior notes due 2011. The total consideration for each $1,000 principal amount of notes was $1,065.56, plus accrued interest. This amount included a consent fee of $30.00. In addition, on March 21, 2007, ACC repurchased an additional $3.3 million of its 10.0% senior notes due 2011. The total consideration for each $1,000 principal amount of notes was $1,035.56, plus accrued interest. ACC reported a loss from extinguishment of debt of approximately $57.5 million as a result of these repurchases. At March 31, 2007, there was $185.7 million aggregate principal amount outstanding of existing 10.0% senior notes.

On March 15, 2007, ACC, Highland Cellular, LLC, ACC Lease Co., LLC and ACC Holdings entered into a supplemental indenture, dated March 15, 2007, with Bank of Oklahoma, National Association, as trustee, which amended the original indenture for ACC’s 10.0% senior notes due 2011 to (i) remove the requirement in the restricted payments covenant that ACC maintain a debt to cash flow ratio of no greater than 5.0 to 1, (ii) permit ACC to redeem an aggregate principal amount of $18.1 million of its 9.5% senior subordinated notes due 2009, (iii) increase the general restricted payments basket from $20.0 million to $35.0 million in the aggregate, and (iv) permit ACC to replace its previous $250.0 million senior secured credit facility with the new senior secured credit facility discussed above.

7.	Redeemable Preferred Stock:

As of March 31, 2007 and December 31, 2006, the Company’s authorized and outstanding preferred stock was as follows:

	Number of	Number of	Number of
	Shares	Shares	Shares
	Authorized at	Outstanding at	Outstanding at			Liquidation	Mandatory
	March 31,	March 31,	December 31,	Par Value		Preference	Redemption	Voting
Class	2007	2007	2006	per Share	Dividends	per Share	Date	Rights

Series F	1,900,000	759,896	759,896	$1.00	6% Cumulative	$178.571	Aug. 18, 2016	Non-voting
Other	4,100,000	—	—	—	—	—	—	—

	6,000,000	759,896	759,896

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

Dividends on Preferred Stock

The Company recorded dividends on its conditionally redeemable preferred stock of $2.0 million for the three months ended March 31, 2007, which consisted of unpaid accrued dividends on its Series F preferred stock. Unpaid accrued dividends are included in determining the Company’s net loss applicable to common stockholders.

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

On March 8, 2007, the Company declared a 6% cash dividend on its outstanding Series F convertible preferred stock. The dividend was paid on April 16, 2007 to holders of record at the close of business on March 31, 2007. Holders of the shares of the Series F convertible preferred stock received a cash payment of $5.3571 per share held on the record date. The cash dividend covered the period October 15, 2006 through April 14, 2007.

8.	Deferred Tax Assets:

As of March 31, 2007, the Company had a deferred tax asset balance of approximately $437.2 million against which it had recorded a valuation allowance of approximately $95.6 million, thus resulting in net deferred tax assets of approximately $341.6 million. The Company currently has deferred tax assets resulting from federal and state loss carryforwards and deductible temporary differences, which are available to reduce future income taxes. The federal tax loss carryforwards expire from 2019 to 2026.

The Company assesses the realization of these deferred tax assets quarterly to determine the required income tax valuation allowance. Based on available evidence, both positive and negative, the Company determines whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The primary factors that the Company believes provides evidence about the realizability of its net deferred tax assets are the trends related to income from operations, leverage, and capital expenditures (positive and negative changes in cash available for further investment or for leverage reduction, future interest costs associated with current debt instruments, and planned expansions or enhancements to the Company’s network), trends in average monthly revenue per customer, or ARPU, and trends in roaming revenue and the amount of and timing of projected future taxable income that would utilize the Company’s federal and state tax carryforwards. The ultimate realization of the Company’s net deferred tax assets is dependent on the generation of future taxable income sufficient to realize the underlying tax deductions and credits. The Company’s financial income and taxable income over the past few years have diverged due to the recognition, for financial purposes, of financing costs of preferred stock that are not deductible for tax purposes, financial depreciation of customer list and network assets from acquisitions that do not have a corresponding tax basis, and the accelerated depreciation and amortization of the Company’s network assets and wireless licenses for tax purposes.

The Company’s projections of future taxable income include projected revenues, expenses, leverage levels and capital expenditure levels. The results of these projections indicate that the Company will generate sufficient taxable income over the relevant period to recover its net deferred tax assets. The Company considers the potential impairment of its net deferred tax assets in its jurisdictions to be subject to significant judgment as it is utilizing projections to make the assesment. Changes in certain assumptions or decreased financial results could have a material effect on the Company’s realization of the net deferred tax assets.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Earnings Per Share:

SFAS No. 128, “Earnings Per Share,” requires two presentations of earnings per share — “basic” and “diluted.” Basic earnings applicable to common stockholders per common share is computed by dividing earnings available to common stockholders (the numerator) by the weighted-average number of shares (the denominator) for the period. The computation of diluted earnings applicable to common stockholders per common share is similar to basic earnings applicable to common stockholders per common share, except that the numerator excludes any interest or dividends from dilutive convertible debt or preferred stock and the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive shares had been issued, unless the effect of the additional shares is antidilutive. Dilutive shares represent the amount of additional shares that would be required to be issued if all the options that are “in the money” were exercised and if all the convertible preferred stock and debt were converted. For the three months ended March 31, 2007 and 2006, the Company reported a net loss applicable to common stockholders; thus, all of these potential shares were antidilutive. The table below sets forth the detailed computation of the Company’s basic and diluted earnings per common share.

	Three Months Ended March 31,
	2007	2006
	($ in thousands, except
	per share data)

Net loss applicable to common stockholders	$(32,634)	$(13,272)
Basic and diluted earnings applicable to common stockholders per common share:
Net loss	$(0.18)	$(0.07)
Dividends on preferred stock	(0.01)	(0.01)

Basic and diluted earnings applicable to common stockholders per common share	$(0.19)	$(0.08)

Basic and diluted weighted average common shares outstanding	171,107,395	169,394,088

10.	Commitments and Contingencies:

Commitments

The Company has a purchase and license agreement with Nortel Networks Corp. to make specified minimum purchases of Global System for Mobile Communications related products and services prior to December 31, 2008. If the Company fails to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 5% of the portion of the unfulfilled commitment. As of March 31, 2007, the Company’s exposure for such damages is approximately $0.3 million.

Contingencies

The Company has reached an agreement to settle the previously disclosed consolidated securities class action pending in the United States District Court for the Western District of Oklahoma. The settlement resolves all pending claims against the Company and all named individual defendants and includes all persons who purchased the Company’s publicly traded securities between May 6, 2003 and August 9, 2004. The settlement provides for $3.4 million to be paid to settle claims submitted by class members and the plaintiffs’ attorneys’ fees. A substantial portion of the settlement amount is covered by insurance.

On March 20, 2007, after a hearing, the trial court approved the settlement agreement and issued a Final Order and Judgment. On April 19, 2007 an individual (who had filed an objection to the settlement and who was not a class member) filed a purported appeal of the Final Order and Judgment approving the settlement. The Company believes this appeal will ultimately be dismissed by the Court of Appeals and thereafter the settlement process will proceed.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company does not expect to incur significant additional expenses as a result of this appeal or further aspects of this litigation.

On April 20, 2007, Freedom Wireless, Inc. filed a lawsuit against the Company, DCS, ACC and Ericsson Inc. in the United States District Court for the Western District of Texas. The lawsuit alleges that the individual and/or joint activities of the Company and Ericsson with respect to prepaid wireless telephone products, methods, services and/or systems infringe on certain patents that have been assigned to Freedom Wireless. The complaint seeks to enjoin the Company and Ericsson from infringing Freedom Wireless’ patents, and seeks unspecified money damages, including interest and attorney fees. Ericsson has agreed to indemnify the Company for certain infringement claims relating to its products and services, and has agreed to assume the defense of the Company, DCS and ACC in this action. The Company does not believe that this lawsuit will have a material effect on its consolidated financial position, results of operations or liquidity.

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

11.  Supplemental Condensed Consolidating Financial Information:

Set forth below is supplemental condensed consolidating financial information as required by DCC’s indenture for its 8.875% senior notes due 2013, and by the DCS credit facility. The statement of operations information is presented without parent recognition of subsidiary results. Included are the condensed consolidating balance sheets of the Company as of March 31, 2007 and December 31, 2006 and the statements of operations and statements of cash flows of the Company for the three months ended March 31, 2007 and 2006. Neither DCS, ACC, the non-guarantor subsidiaries, nor any of their subsidiaries guarantee any of DCC’s debt securities. DCC, DCS and its subsidiaries do not guarantee any of ACC’s outstanding debt. Neither DCC, the non-guarantor subsidiaries, nor ACC and its subsidiaries guarantee any of DCS’ outstanding debt securities. However, DCS’ subsidiaries do guarantee DCS’ debt securities. See Note 6 for a description of the Company’s debt securities.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2007

			Non-
	Dobson	American	Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated
	($ in thousands)
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$101,091	$18,990	$23,345	$4,970	$—	$148,396
Short-term investments	—	—	—	3,678	—	3,678
Accounts receivable, net	70,960	42,723	125	17	—	113,825
Inventory	15,780	5,369	—	—	—	21,149
Prepaid expenses and other	17,707	8,653	10	—	—	26,370

Total current assets	205,538	75,735	23,480	8,665	—	313,418

PROPERTY, PLANT AND EQUIPMENT, net	316,579	190,712	—	—	—	507,291

OTHER ASSETS:
Net intercompany receivable (payable)	15,582	(4,679)	56,532	699,731	(767,166)	—
Restricted investments	4,375	22	—	—	—	4,397
Wireless license acquisition costs	1,127,827	799,839	9,676	4,412	—	1,941,754
Goodwill	47,268	622,432	—	1,142	—	670,842
Deferred financing costs, net	10,012	7,135	—	11,912	—	29,059
Customer list, net	7,790	23,565	—	—	—	31,355
Other non-current assets	25,049	596	1,182	1,624,374	(1,648,373)	2,828

Total other assets	1,237,903	1,448,910	67,390	2,341,571	(2,415,539)	2,680,235

Total assets	$1,760,020	$1,715,357	$90,870	$2,350,236	$(2,415,539)	$3,500,944

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$72,757	$24,655	$—	$—	$—	$97,412
Accrued expenses	21,395	19,171	—	—	—	40,566
Accrued interest payable	30,941	7,039	—	22,867	—	60,847
Deferred revenue and customer deposits	22,650	18,065	2,489	—	—	43,204
Accrued dividends payable	—	—	—	4,410	—	4,410
Current portion of credit facilities and debt securities	—	9,000	—	—	—	9,000

Total current liabilities	147,743	77,930	2,489	27,277	—	255,439

OTHER LIABILITIES:
Credit facilities and debt securities, net of current portion	1,602,772	1,092,786	—	729,681	(767,166)	2,658,073
Deferred tax liabilities	170,161	133,548	1,571	(82,736)	—	222,544
Deferred gain on disposition of operating assets and other long-term liabilities	42,341	25,382	—	—	—	67,723
SERIES F CONVERTIBLE PREFERRED STOCK	—	—	—	135,695	—	135,695
STOCKHOLDERS’ (DEFICIT) EQUITY	(202,997)	385,711	86,810	1,540,319	(1,648,373)	161,470

Total liabilities and stockholders’ (deficit) equity	$1,760,020	$1,715,357	$90,870	$2,350,236	$(2,415,539)	$3,500,944

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2006

			Non-
	Dobson	American	Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated
	($ in thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,094	$36,453	$22,966	$3,551	$—	$117,064
Short-term investments	—	—	—	4,959	—	4,959
Accounts receivable, net	73,342	47,103	—	—	—	120,445
Inventory	15,744	5,162	—	—	—	20,906
Prepaid expenses and other	13,448	8,838	20	—	—	22,306

Total current assets	156,628	97,556	22,986	8,510	—	285,680

PROPERTY, PLANT AND EQUIPMENT, net	321,511	190,691	—	—	—	512,202

OTHER ASSETS:
Net intercompany receivable (payable)	40,426	(12,135)	56,471	682,404	(767,166)	—
Restricted investments	4,375	22	—	—	—	4,397
Wireless license acquisition costs	1,127,303	799,835	9,677	4,412	—	1,941,227
Goodwill	47,267	622,101	—	1,142	—	670,510
Deferred financing costs, net	10,456	13,221	—	12,270	—	35,947
Customer list, net	10,200	30,681	—	—	—	40,881
Other non-current assets	26,076	596	1,236	1,624,373	(1,648,373)	3,908

Total other assets	1,266,103	1,454,321	67,384	2,324,601	(2,415,539)	2,696,870

Total assets	$1,744,242	$1,742,568	$90,370	$2,333,111	$(2,415,539)	$3,494,752

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$66,705	$30,135	$—	$—	$—	$96,840
Accrued expenses	36,968	11,728	(102)	(14)	—	48,580
Accrued interest payable	12,332	39,784	—	13,039	—	65,155
Deferred revenue and customer deposits	19,348	16,195	2,348	—	—	37,891
Accrued dividends payable	—	—	—	2,375	—	2,375
Current portion of credit facilities and debt securities	—	1,250	—	—	—	1,250

Total current liabilities	135,353	99,092	2,246	15,400	—	252,091

OTHER LIABILITIES:
Credit facilities and debt securities, net of current portion	1,603,340	1,039,251	—	729,681	(767,166)	2,605,106
Deferred tax liabilities	168,416	155,958	1,481	(84,403)	—	241,452
Deferred gain on disposition of operating assets and other non-current liabilities	42,860	25,962	—	—	—	68,822
SERIES F CONVERTIBLE PREFERRED STOCK	—	—	—	135,695	—	135,695
STOCKHOLDERS’ (DEFICIT) EQUITY	(205,727)	422,305	86,643	1,536,738	(1,648,373)	191,586

Total liabilities and stockholders’ (deficit) equity	$1,744,242	$1,742,568	$90,370	$2,333,111	$(2,415,539)	$3,494,752

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007

			Non-
	Dobson	American	Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated
	(Unaudited)
	($ in thousands)

OPERATING REVENUE:
Service revenue	$150,476	$103,469	$—	$—	$—	$253,945
Roaming revenue	33,386	28,564	—	—	—	61,950
Equipment and other revenue	15,305	6,541	—	—	(3,321)	18,525

Total operating revenue	199,167	138,574	—	—	(3,321)	334,420

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	56,601	38,565	—	—	(1,929)	93,237
Cost of equipment	20,339	13,453	—	—	—	33,792
Marketing and selling	24,865	18,004	(24)	—	—	42,845
General and administrative	27,926	22,011	10	—	(1,392)	48,555
Depreciation and amortization	28,851	21,284	44	—	—	50,179
Gain on disposition of operating assets	(850)	(716)	—	—	—	(1,566)

Total operating expenses	157,732	112,601	30	—	(3,321)	267,042

OPERATING INCOME (LOSS)	41,435	25,973	(30)	—	—	67,378

OTHER (EXPENSE) INCOME:
Interest expense	(37,367)	(25,942)	—	(13,886)	18,510	(58,685)
Loss from extinguishment of debt	—	(57,523)	—	—	—	(57,523)
Other income (expense), net	2,651	(1,505)	287	18,652	(18,510)	1,575

INCOME (LOSS) BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	6,719	(58,997)	257	4,766	—	(47,255)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(2,299)	—	—	—	—	(2,299)

INCOME (LOSS) BEFORE INCOME TAXES	4,420	(58,997)	257	4,766	—	(49,554)
Income tax (expense) benefit	(1,690)	22,404	(90)	(1,668)	—	18,956

NET INCOME (LOSS)	$2,730	$(36,593)	$167	$3,098	$—	$(30,598)

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2006

			Non-
	Dobson	American	Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated
	(Unaudited)
	($ in thousands)

OPERATING REVENUE:
Service revenue	$128,622	$87,473	$—	$—	$—	$216,095
Roaming revenue	31,797	22,983	—	—	—	54,780
Equipment and other revenue	14,478	5,848	—	—	(3,602)	16,724

Total operating revenue	174,897	116,304	—	—	(3,602)	287,599

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	48,206	29,723	—	—	(1,856)	76,073
Cost of equipment	20,356	12,214	—	—	—	32,570
Marketing and selling	23,083	16,276	(236)	—	—	39,123
General and administrative	27,739	21,327	5	—	(1,746)	47,325
Depreciation and amortization	28,778	21,454	43	—	—	50,275
Gain on disposition of operating assets	(915)	(749)	—	—	—	(1,664)

Total operating expenses	147,247	100,245	(188)	—	(3,602)	243,702

OPERATING INCOME	27,650	16,059	188	—	—	43,897

OTHER (EXPENSE) INCOME:
Interest expense	(38,434)	(23,785)	—	(13,698)	18,510	(57,407)
Loss from extinguishment of debt	—	—	—	(57)	—	(57)
Loss on redemption of mandatorily redeemable preferred stock	—	—	—	(1,445)	—	(1,445)
Dividends on mandatorily redeemable preferred stock	—	—	—	(709)	—	(709)
Other income (expense), net	1,840	(258)	231	18,596	(18,510)	1,899

(LOSS) INCOME BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	(8,944)	(7,984)	419	2,687	—	(13,822)
MINORITY INTERESTS IN INCOME OF SUBSIDIARIES	(2,364)	—	—	—	—	(2,364)

(LOSS) INCOME BEFORE INCOME TAXES	(11,308)	(7,984)	419	2,687	—	(16,186)
Income tax benefit (expense)	4,273	3,015	(159)	(1,840)	—	5,289

NET (LOSS) INCOME	$(7,035)	$(4,969)	$260	$847	$—	$(10,897)

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007

			Non-
	Dobson	American	Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated
	(Unaudited)
	($ in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,730	$(36,593)	$167	$3,098	$—	$(30,598)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of effects of acquisitions —
Depreciation and amortization	28,851	21,284	44	—	—	50,179
Amortization of bond discounts and premiums and deferred financing costs	(71)	830	—	369	—	1,128
Deferred income taxes	1,744	(22,410)	90	1,668	—	(18,908)
Loss from extinguishment of debt	—	57,523	—	—	—	57,523
Gain on disposition of operating assets	(850)	(716)	—	—	—	(1,566)
Share-based compensation	—	—	—	1,713	—	1,713
Other operating activities	2,547	197	—	—	—	2,744
Changes in current assets and liabilities —
Accounts receivable	2,382	4,379	(125)	(16)	—	6,620
Inventory	(36)	(207)	—	—	—	(243)
Prepaid expenses and other	(4,259)	186	10	—	—	(4,063)
Accounts payable	6,052	(5,480)	—	—	—	572
Accrued expenses	3,037	(25,302)	101	9,841	—	(12,323)
Deferred revenue and customer deposits	3,301	1,870	142	—	—	5,313

Net cash provided by (used in) operating activities	45,428	(4,439)	429	16,673	—	58,091

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,591)	(14,254)	—	—	—	(35,845)
Decrease (increase) in receivable-affiliates	24,840	(7,453)	(60)	(17,327)	—	—
Sales of short-term investments	—	—	—	1,280	—	1,280
Other investing activities	504	(335)	10	—	—	179

Net cash provided by (used in) investing activities	3,753	(22,042)	(50)	(16,047)	—	(34,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities and debt securities	—	900,000	—	—	—	900,000
Repayments and repurchases of credit facilities and debt securities	—	(838,970)	—	—	—	(838,970)
Distributions to minority interest holders	(2,132)	—	—	—	—	(2,132)
Debt financing costs	(52)	(5,061)	—	(13)	—	(5,126)
Debt securities tender premium	—	(46,730)	—	—	—	(46,730)
Other financing activities	—	(221)	—	806	—	585

Net cash (used in) provided by financing activities	(2,184)	9,018	—	793	—	7,627

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	46,997	(17,463)	379	1,419	—	31,332
CASH AND CASH EQUIVALENTS, beginning of period	54,094	36,453	22,966	3,551	—	117,064

CASH AND CASH EQUIVALENTS, end of period	$101,091	$18,990	$23,345	$4,970	$—	$148,396

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006

			Non-
	Dobson	American	Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated
	(Unaudited)
	($ in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,035)	$(4,969)	$260	$847	$—	$(10,897)
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of effects of acquisitions —
Depreciation and amortization	28,778	21,454	43	—	—	50,275
Amortization of bond discounts and premiums and deferred financing costs	514	846	—	365	—	1,725
Deferred income taxes	(4,135)	(3,124)	159	1,840	—	(5,260)
Mandatorily redeemable preferred stock dividends	—	—	—	709	—	709
Loss on redemption of mandatorily redeemable preferred stock	—	—	—	1,445	—	1,445
Loss from extinguishment of debt	—	—	—	57	—	57
Gain on disposition of operating assets	(915)	(748)	—	—	—	(1,663)
Share-based compensation	—	—	—	1,822	—	1,822
Other operating activities	2,593	170	—	—	—	2,763
Changes in current assets and liabilities —
Accounts receivable	12,595	9,927	(303)	—	—	22,219
Inventory	(6,726)	(117)	—	—	—	(6,843)
Prepaid expenses and other	(3,861)	(330)	5	—	—	(4,186)
Accounts payable	(804)	352	—	—	—	(452)
Accrued expenses	14,836	(23,761)	(4)	10,122	—	1,193
Deferred revenue and customer deposits	1,564	1,246	2,496	—	—	5,306

Net cash provided by operating activities	37,404	946	2,656	17,207	—	58,213

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20,271)	(11,032)	—	—	—	(31,303)
(Increase) decrease in receivable-affiliates	(14,694)	(8,330)	(1,121)	24,145	—	—
Other investing activities	288	92	(29)	—	—	351

Net cash (used in) provided by investing activities	(34,677)	(19,270)	(1,150)	24,145	—	(30,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to minority interest holders	(2,930)	—	—	—	—	(2,930)
Redemption of mandatorily redeemable preferred stock	—	—	—	(41,683)	—	(41,683)
Other financing activities	(18)	(18)	—	428	—	392

Net cash used in financing activities	(2,948)	(18)	—	(41,255)	—	(44,221)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(221)	(18,342)	1,506	97	—	(16,960)
CASH AND CASH EQUIVALENTS, beginning of period	89,814	76,611	21,874	8,151	—	196,450

CASH AND CASH EQUIVALENTS, end of period	$89,593	$58,269	$23,380	$8,248	$—	$179,490

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that we believe are relevant to an assessment and understanding of our condensed consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our December 31, 2006 consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and our condensed consolidated financial statements and the related notes included in Item 1.

OVERVIEW

We are one of the largest providers of rural and suburban wireless communications systems in the United States. We began providing wireless voice and data services in 1990 in Oklahoma and the Texas Panhandle. We have expanded our wireless operations with an acquisition strategy targeting underserved rural and suburban areas, which we believe have a significant number of potential customers with substantial need for wireless communications.

Our operations are encompassed in our two wholly owned primary subsidiaries, Dobson Cellular Systems, Inc., or DCS, and American Cellular Corporation, or ACC. ACC does not guarantee any debt or other obligations of DCS or us. DCS and we do not guarantee any debt or other obligations of ACC.

ACC is required to file with the Securities and Exchange Commission, or SEC, a Quarterly Report on Form 10-Q for the three months ended March 31, 2007. While we provide you with much of ACC’s financial and operational information, we refer you to ACC’s Quarterly Report for ACC’s stand-alone financial and operational results.

CRITICAL ACCOUNTING POLICIES AND PRACTICES

We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Our significant accounting polices are discussed in detail in our Management’s Discussion and Analysis and in Note 2 to the consolidated financial statements, both included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Income Tax Uncertainties

In June 2006, the Financial Accounting Standards Board, or FASB, issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 was adopted as of January 1, 2007 and clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In principle, the validity of a tax position is a matter of tax law. It is not controversial to recognize the benefit of a tax position in a company’s financial statements when the degree of confidence is high that that tax position will be sustained upon examination by a taxing authority. However, in some cases, the law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. Previous FASB pronouncements did not contain specific guidance as to how to address uncertainty in accounting for income tax assets and liabilities.

The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition. We determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable or a reduction of an income tax refund receivable and/or a reduction in a deferred tax asset or an increase in a deferred tax liability.

We would classify a liability for unrecognized tax benefits as current to the extent that we anticipate making a payment within one year. Based upon our significant tax loss carryforwards that are expected to limit the amount of current income taxes payable, we do not anticipate that we will recognize significant current liabilities in the near future. The requirement to assess the need for a valuation allowance for deferred tax assets, including tax loss carryforwards, based on the sufficiency of future taxable income is unchanged by this Interpretation.

We have reviewed our various tax positions. The vast majority of our tax positions concern the timing of the income or deduction and not the measurement of the deduction. Because we have loss carryforwards in our primary tax jurisdictions, the movement of a deduction or income item to a different period would not generally result in a cash payment in the current period. The adoption of FIN 48 did not require us to recognize any additional liabilities or assets. Additionally, there are no unrecognized tax benefits at March 31, 2007. Our tax years from 2003 to 2006 are considered open tax years and remain subject to examination for federal purposes. Net operating loss carryforwards originating in certain years prior to 2003 are subject to examination and adjustment by federal taxing authorities.

Deferred Tax Assets

As of March 31, 2007, our deferred tax asset balance was approximately $437.2 million against which we have recorded a valuation allowance of approximately $95.6 million, thus resulting in net deferred tax assets of approximately $341.6 million. We currently have deferred tax assets resulting from federal and state loss carryforwards and deductible temporary differences, which are available to reduce future income taxes.

We assess the realization of these deferred tax assets quarterly to determine the required income tax valuation allowance. Based on available evidence, both positive and negative, we determine whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The primary factors that we believe provide evidence about the realizability of our net deferred tax assets are the trends related to income from operations, leverage, and capital expenditures (positive and negative changes in cash available for further investment or for leverage reduction, future interest costs associated with current debt instruments, and planned expansions or enhancements to our network), trends in average monthly revenue per customer, or ARPU, and trends in roaming revenue and the amount of and timing of projected future taxable income that would utilize our federal and state tax carryforwards. The ultimate realization of our net deferred tax assets is dependent on the generation of future taxable income sufficient to realize the underlying tax deductions and credits. Our financial income and taxable income over the past few years have diverged due to the recognition for financial purposes of financing costs of preferred stock that are not deductible for tax purposes, financial depreciation of customer list and network assets from acquisitions that do not have a corresponding tax basis, and the accelerated depreciation and amortization of our network assets and wireless licenses for tax purposes.

Changes in our deferred tax asset valuation allowance have occurred over the past seven years as our operations and capital structure have fluctuated and based upon the jurisdiction where taxable income has occurred or is expected to occur. We have generated taxable income in the recent past. Absent significant refinancing losses, such as the approximately $57.5 million loss recognized in the first quarter of 2007, we expect to generate taxable income in 2007 and beyond. We now expect to recognize taxable income in 2008 and in future years, including the effect of the decrease in annual interest expense associated with the first quarter 2007 refinancing of ACC’s indebtedness and a 70 basis point reduction in our overall interest rate. In addition, in 2010 our tax deductions for amortization of intangibles will begin to decrease from approximately $105.2 million per year to approximately

$18.8 million per year in 2016 and beyond resulting in further increases to our taxable income. The federal tax loss carryforwards expire from 2019 to 2026.

Our projections of future taxable income include projected revenues, expenses, leverage levels and capital expenditure levels. We believe that our projections use conservative revenues and cost increases over the relevant periods. The results of these projections indicate that we will generate sufficient taxable income over the relevant period to recover our net deferred tax assets. We consider the potential impairment of our net deferred tax assets in our jurisdictions to be subject to significant judgment as we are utilizing projections to make the assessment. Changes in certain assumptions or decreased financial results could have a material effect on our realization of the net deferred tax assets.

ACQUISITIONS

We continually seek opportunities to acquire attractive wireless markets as part of our overall business strategy, particularly markets near our current service areas. The following are the most recent transactions.

FCC Auction 66

On October 19, 2006, ACC made the final payment on 85 Advanced Wireless Services, or AWS, licenses for which it was the winning bidder in the Federal Communications Commission’s, or FCC’s, Auction 66. The auction was conducted during the summer and fall of 2006. These licenses, which are located in portions of Alaska, Kansas, Kentucky, Maryland, Michigan, Minnesota, Missouri, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Texas, Virginia, West Virginia and Wisconsin, add incremental service areas to our current coverage, as well as additional spectrum in areas that we currently serve in order to have capacity for increased voice and data transmission. The cost for these licenses was approximately $65.9 million. Licensing from the FCC occurred on November 29, 2006. Cash used for these transactions came from cash flows from operations, cash on hand and cash obtained under ACC’s credit facility at that time.

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

As a result of the completion of this transaction, our condensed consolidated financial statements only include the operating results from Highland Cellular beginning October 5, 2006.

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

As a result of the completion of this transaction, our condensed consolidated financial statements only include the operating results from these purchases beginning August 2, 2006.

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

As a result of the completion of this transaction, our condensed consolidated financial statements only include the operating results from Texas 15 RSA beginning May 30, 2006.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Key Operating Data

The following table summarizes our key operating data for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006

Market population (1)	12,672,900	11,854,000
Ending customers	1,676,800	1,545,900
Market penetration (2)	13.2%	13.0%
Gross customer additions	132,700	125,300
Average customers	1,668,400	1,540,400
Average monthly service revenue per customer (3)	$51	$47
Average monthly post-paid churn (4)	1.9%	2.1%

(1)	Represents the population in our licensed areas for the period indicated. The results are based upon the population estimates provided by the United State Census Bureau, adjusted to exclude those portions of our RSAs and metropolitan statistical areas, or MSAs, not covered by our licenses.

(2)	Market penetration is calculated by dividing ending customers by market population.

(3)	ARPU is calculated by dividing service revenue by average customers and dividing by the number of months in the period. We exclude roaming revenue from this calculation, since roaming revenue is not derived from our customers.

(4)	Average monthly post-paid churn represents the percentage of the post-paid customers that deactivate service each month. The calculation divides the total post-paid deactivations during the period by the average post-paid customers for the period.

Results of Operations

The following table sets forth the components of our results of operations for the periods indicated:

			Percentage
	Three Months Ended March 31,		Change
	2007	2006	‘07 vs. ‘06
	($ in thousands)

Operating Revenue:
Service revenue	$253,945	$216,095	17.5%
Roaming revenue	61,950	54,780	13.1%
Equipment and other revenue	18,525	16,724	10.8%

Total operating revenue	334,420	287,599	16.3%

Operating Expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	93,237	76,073	22.6%
Cost of equipment	33,792	32,570	3.8%
Marketing and selling	42,845	39,123	9.5%
General and administrative	48,555	47,325	2.6%
Depreciation and amortization	50,179	50,275	(0.2)%
Gain on disposition of operating assets	(1,566)	(1,664)	(5.9)%

Total operating expenses	267,042	243,702	9.6%

Operating income	67,378	43,897	53.5%

Interest expense	(58,685)	(57,407)	2.2%
Loss from extinguishment of debt	(57,523)	(57)	*
Loss on redemption of mandatorily redeemable preferred stock	—	(1,445)	*
Dividends on mandatorily redeemable preferred stock	—	(709)	*
Other income, net	1,575	1,899	(17.1)%
Minority interest in income of subsidiaries	(2,299)	(2,364)	(2.7)%
Income tax benefit	18,956	5,289	*

Net loss	$(30,598)	$(10,897)	180.8%

*	Calculation is not meaningful.

Customers

Our customer base comprises three types of customers: post-paid, reseller and pre-paid. Our post-paid customers accounted for 87.4% of our customer base at March 31, 2007 and 88.3% at March 31, 2006. These customers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these customers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller customers are similar to our post-paid customers in that they pay monthly fees to utilize our network and services. However, these customers are billed by a third-party, which we refer to as a reseller, who has effectively resold our service to the end user, which we refer to as a customer. We in turn bill the reseller for the monthly usage of the customer. Our reseller base accounted for 6.1% of our total customer base at March 31, 2007 and 7.5% at March 31, 2006. Our pre-paid customers, who are customers that pre-pay for an agreed upon amount of usage, accounted for 6.5% of our customer base at March 31, 2007 and 4.2% at March 31, 2006.

During the three months ended March 31, 2007, we continued to experience an increase in our gross customer additions as a result of several factors, including improvements in our network, attractive promotions, an expanded line-up of handsets and calling plans that differentiate us throughout our markets. As of March 31, 2007, Global System for Mobile Communications, or GSM, customers accounted for 91.5% of our customer base, compared to 75.4% as of March 31, 2006.

Churn rates decreased for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. We believe this decrease in churn is the result of an increase in our customers under contract and improvements in both the quality of our network and the quality of the customer service being provided through all of our customer touch points. In the future, voluntary churn could be adversely affected by several factors, including network quality issues and competitive pressures including pricing of our services, new products offered and supported network expansion or network overbuild issues. In addition, involuntary churn could be adversely affected by changes in our mix of customers, which could include increasing sales to younger customers or the increasing rate of consumer debt causing more risk for defaults on customer accounts.

Operating Revenue

Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

Service Revenue

We derive service revenue by providing wireless services to our customers. With the deployment of our GSM technology in the last half of 2004, we have experienced increases in our ARPU from prior levels, primarily as a result of additional voice and data services available with this technology. In addition, we have applied for and received federal Eligible Telecommunications Carriers, or ETC, designation in certain states in which we provide wireless service to qualifying high-cost areas. Success in obtaining ETC status has and may continue to make available to us USF funding, which is an additional source of revenue that would be used to provide, maintain and improve the service we provide in those high-cost areas, thus also increasing our ARPU. USF funding totaled approximately $16.4 million for the three months ended March 31, 2007 and approximately $11.9 million for the three months ended March 31, 2006. On May 1, 2007, the Federal-State Joint Board on Universal Service released a Recommended Decision proposing an “interim, emergency cap” on funding for competitive ETC’s, freezing the funding within each state at 2006 levels. While the impact that this will ultimately have on our USF funding is not clear, if the Recommended Decision were to become effective, it is possible that our USF funding would decrease slightly as new carriers become eligible for a share of the current funding. ARPU tends to be impacted by seasonality. Historically, we have experienced higher ARPU in the spring and summer months, as users tend to travel more and, therefore, use their wireless handsets more.

For the three months ended March 31, 2007, our service revenue increased compared to the three months ended March 31, 2006. This increase in our service revenue was attributable to an increase in our average customer base and an increase in ARPU as a result of the continued migration of our customers to our GSM offerings, which has allowed us to expand our voice and data services, and additional USF funding of approximately $4.5 million.

Roaming Revenue

We derive roaming revenue by providing service to customers of other wireless providers when those customers “roam” into our markets and use our systems to carry their calls. Roaming revenue has traditionally had higher margins than revenue from our customers. We achieve these higher margins because we incur relatively lower incremental costs related to billing, customer service and collections in servicing roaming customers as compared to our home customers. However, our roaming margins have been declining due to increased market pressures and competition among wireless providers resulting in reduced roaming rates. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes-of-use) was $0.09 for the three months ended March 31, 2007 and $0.10 for the three months ended March 31, 2006. We expect our roaming yield to continue to decline as a result of scheduled rate reductions included in our current roaming contracts. AT&T and T-Mobile are our most significant roaming partners, accounting for approximately 96% of our roaming minutes-of-use for the three months ended March 31, 2007 and approximately 97% for the three months ended March 31, 2006. Though the roaming contracts provide for decreasing rates over time, we believe these roaming contracts are beneficial because they secure existing traffic and provide opportunity for a continuing increase in traffic volumes. Roaming revenue tends to be impacted by seasonality. Historically, we have experienced higher roaming minutes-of-use and related roaming revenue in the spring and summer months, as users tend to travel more and, therefore, use their wireless handsets more.

For the three months ended March 31, 2007, our roaming revenue increased compared to the three months ended March 31, 2006. This increase was a result of an 18.3% increase in roaming minutes due to expanded coverage areas, as a result of the 2006 acquisitions described above and increased usage; however, it was partially offset by a 4.4% decline in our roaming revenue per minute-of-use as contractual rates were lower for the three months ended March 31, 2007, compared to the same period in 2006.

Equipment and Other Revenue

Equipment revenue is revenue from selling wireless equipment to our customers. Equipment revenue is recognized when the equipment is delivered to the customer. Other revenue is primarily related to residual payments for prior claims under various agreements between us and AT&T Wireless and rental revenue.

For the three months ended March 31, 2007, our equipment and other revenue increased compared to the three months ended March 31, 2006. This increase was primarily the result of an increase of approximately $1.7 million in equipment revenue as a result of an increase in our gross customer additions and an increase in the sales mix of higher priced, higher quality handsets, including Blackberry handheld devices for the three month period ended March 31, 2007 compared to the same period in 2006.

Operating Expenses

Our primary operating expense categories include cost of service, cost of equipment, marketing and selling costs, general and administrative costs, depreciation and amortization and gain on disposition of operating assets.

Cost of Service

Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our customers when our customers roam into their markets, referred to as “roaming” costs. During 2005, we signed a roaming contract with AT&T, our primary roaming partner, which reduced our roaming cost per minute-of-use effective April 9, 2005 to a flat rate that will remain constant through mid-2009. While future rates charged by third-party providers may vary slightly, our flat rate with AT&T will help keep rates fairly constant through mid-2009. However, we expect our overall growth in off-network minutes-of-use to grow; thus, we expect that our roaming costs may continue to increase in future periods.

The following table sets forth the results of the components of our cost of service for the periods indicated:

	Three Months Ended March 31,
	2007		2006
	Amount	Percentage	Amount	Percentage
	($ in thousands)

Network and other operating costs	$67,582	72.5%	$57,563	75.7%
Roaming costs	25,655	27.5%	18,510	24.3%

Total cost of service	$93,237	100.0%	$76,073	100.0%

For the three months ended March 31, 2007, our network and other operating costs, which are the costs we incur in operating our wireless network and providing service to our customers, increased compared to the three months ended March 31, 2006. This increase is a result of the addition of new circuits and cell sites related to improving our GSM network coverage, with the remaining increase resulting from an increase in rent expense of approximately $3.3 million related to new leases entered into during 2006 and 2007.

For the three months ended March 31, 2007, our roaming costs increased compared to the three months ended March 31, 2006. This increase was the result of a 37.7% increase in the minutes used by our customers on third-party wireless providers’ networks.

Cost of Equipment

Our cost of equipment represents the costs associated with wireless equipment and accessories sold to our customers. Cost of equipment is impacted by the volume of equipment transactions and upon the quality of the handset. The volume of equipment transactions is impacted by our gross customer additions and customer upgrades. We, like other wireless providers, have continued to use discounts on wireless handsets and have continued to offer free handset promotions. As a result, we have incurred, and expect to continue to incur, losses on equipment sales. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased service revenue from an increase in the number of wireless customers and from higher priced rate plans.

For the three months ended March 31, 2007, our cost of equipment increased slightly compared to the three months ended March 31, 2006. The increase in cost of equipment is due to an increase in our gross customer additions.

Marketing and Selling Costs

Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell wireless products and services. We pay commissions to sales personnel and independent dealers for new business generated and re-signing existing customers.

For the three months ended March 31, 2007, our marketing and selling costs increased compared to the three months ended March 31, 2006. The increase was primarily due to additional commissions paid for increased gross customer additions and an increase in advertising costs. Advertising costs in the first quarter of 2007 include costs associated with the transition of our markets in western Oklahoma and the Texas Panhandle, from the service mark DOBSON CELLULAR SYSTEMS® to our widely recognized CELLULARONE® service mark. We believe that we have obtained significant marketing benefits from the high name recognition associated with CELLULARONE®.

General and Administrative Costs

Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections and corporate administration.

For the three months ended March 31, 2007, our general and administrative costs remained fairly constant compared to the three months ended March 31, 2006.

Depreciation and Amortization

Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of certain identifiable intangible assets. However, we do not amortize our wireless license acquisition costs or goodwill. Rather, these assets are subject to periodic evaluations for impairment. Our depreciation and amortization expense has remained fairly constant for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Gain on Disposition of Operating Assets

Our gain on disposition of operating assets for the three months ended March 31, 2007 and 2006 was a result of the sale and leaseback of 564 of our towers during 2005. The deferred gain from the sale is being recognized over the lease term of ten years. We expect to recognize a gain of approximately $6.3 million per year over the life of the lease.

Non-Operating Results

Interest Expense

For the three months ended March 31, 2007, our interest expense remained fairly constant compared to the three months ended March 31, 2006. During the remainder of 2007, we expect interest expense to decrease due to ACC’s repurchase of approximately $714.3 million of its 10.0% senior notes due 2011 (described below) and its repayment of the entire amount owed of approximately $124.7 million plus accrued interest on its previous senior secured credit facility. On March 15, 2007, ACC entered into a $1.05 billion senior secured credit facility, which bears interest on a London Inter-Bank Offered Rate, or LIBOR, formula plus a spread (described below).

Loss from Extinguishment of Debt

For the three months ended March 31, 2007, our loss from extinguishment of debt was a result of ACC’s repurchase of approximately $714.3 million of its 10.0% senior notes due 2011 (described below) and its repayment of the entire amount owed of approximately $124.7 million plus accrued interest on its previous senior secured credit facility.

Loss on Redemption of Mandatorily Redeemable Preferred Stock

For the three months ended March 31, 2006, our loss on redemption of mandatorily redeemable preferred stock is the result of the redemption of our remaining mandatorily redeemable preferred stock on March 1, 2006 (described below).

Dividends on Mandatorily Redeemable Preferred Stock

For the three months ended March 31, 2007, our dividends on mandatorily redeemable preferred stock decreased compared to the three months ended March 31, 2006. The decrease in mandatorily redeemable preferred stock dividends is the result of the redemption of our remaining mandatorily redeemable preferred stock on March 1, 2006.

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

Working Capital and Net Cash Flow

	March 31,	December 31,	Percentage
	2007	2006	Change
	($ in thousands)

Cash and cash equivalents	$148,396	$117,064	26.8%
Short-term investments	3,678	4,959	(25.8)%
Other current assets	161,344	163,657	(1.4)%

Total current assets	313,418	285,680	9.7%

Current liabilities	255,439	252,091	1.3%

Working capital	$57,979	$33,589	72.6%

Ratio of current assets to current liabilities	1.2:1	1.1:1

Our net cash provided by operating activities totaled $58.1 million for the three months ended March 31, 2007 compared to $58.2 million for the three months ended March 31, 2006. Net cash provided by operating activities remained fairly constant. Although operating income generated more net cash receipts for the three months ended March 31, 2007 compared to the same period in 2006, it was offset by changes in current assets and current liabilities. For additional analysis of the changes impacting operating income, see “Results of Operations for the Three Months Ended March 31, 2007 and 2006.” We expect that any future improvements in cash provided by operating activities will primarily be driven by improvements in operating income.

We used cash in investing activities for the three months ended March 31, 2007 and 2006. Investing activities are primarily related to capital expenditures and purchases of wireless licenses and properties. We typically expect to use cash in investing activities for the foreseeable future as we continue to develop our network or acquire additional networks. Our net cash used in investing activities for the three months ended March 31, 2007 primarily related to capital expenditures of $35.8 million. Our net cash used in investing activities for the three months ended March 31, 2006 primarily related to capital expenditures of $31.3 million.

We received cash from financing activities for the three months ended March 31, 2007, and we used cash in financing activities for the three months ended March 31, 2006. Cash provided by financing activities for the three months ended March 31, 2007 primarily related to proceeds of $900.0 million from ACC’s new term loan facility, offset by the repurchase of approximately $714.3 million of ACC’s 10.0% senior notes due 2011 (described below), the repayment of the entire amount owed of approximately $124.7 million plus accrued interest on ACC’s previous senior secured credit facility, and the payment of transaction costs, including a tender premium in connection with the repurchase of ACC’s 10.0% senior notes of approximately $46.7 million and approximately $5.1 million related to establishing the new credit facility. Cash used in financing activities for the three months ended March 31, 2006 primarily related to the redemption of our remaining mandatorily redeemable preferred stock of $41.7 million on March 1, 2006 (described below) and distributions to minority interest holders. Financing activities are typically related to proceeds from our credit facilities and debt securities, repayments of our credit facilities and debt securities, deferred financing costs associated with our credit facilities and debt securities and repurchases of debt and equity securities. For future expected payments of notes payable, which will effect our financing activities, see the “Contractual Obligations” table included in our Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Capital Resources

Credit facilities

ACC Senior Secured Credit Facility

On March 15, 2007, ACC entered into a new senior secured credit facility consisting of:

•	A 7-year $900.0 million senior secured single draw term loan facility;

•	A 7-year $75.0 million senior secured delayed draw term loan facility; and

•	A 5-year $75.0 million senior secured revolving credit facility.

Interest on the credit facility is currently based on a LIBOR formula plus a spread. However, at ACC’s option, interest on the credit facility can be subject to the greater of prime rate or the federal funds effective rate plus a spread.

The delayed draw term loan facility may be drawn in as many as three draws at ACC’s option prior to the first anniversary after the closing of the credit facility. The revolving credit facility will be available on a revolving basis for a period of five years after the closing of the credit facility. At March 31, 2007, $900.0 million was outstanding under this credit facility.

The credit facility is guaranteed by ACC Holdings, LLC, a holding company for ACC, and by each of ACC’s direct domestic subsidiaries (other than Alton CellTel Co Partnership) and is secured by a first priority security interest in substantially all of the tangible and intangible assets of ACC, its direct domestic subsidiaries (other than Alton CellTel Co Partnership) and ACC Holdings, LLC, as well as by a pledge of ACC’s capital stock and the capital stock of its subsidiaries.

Under specified terms and conditions, including covenant compliance, the amount available under the credit facility may be increased by an incremental facility so long as, among other things, after giving effect thereto, no default exists and (i) ACC’s ratio of (a) consolidated secured debt to (b) consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, does not exceed 5.50 to 1.00; (ii) ACC’s ratio of (a) consolidated debt to (b) consolidated EBITDA does not exceed 6.50 to 1.00; and (iii) such increase is permitted under the terms of ACC’s indentures, if any. A maintenance covenant limiting consolidated secured leverage is applicable only when extensions of credit are outstanding under the revolving credit facility.

Under the credit facility, there are mandatory scheduled principal or amortization payments of the term loan facilities and no reductions in commitments under the revolving credit facility. Each term loan facility will amortize in an amount equal to 0.25% per quarter, starting with the quarter ending June 30, 2007 and quarterly through December 31, 2013, with the balance due in March 2014. The revolving credit facility is scheduled to mature in March 2012.

ACC is also required to make mandatory reductions of the credit facilities with the net cash proceeds received from certain issuances of debt and upon any material sale of assets by it and its subsidiaries, subject to an 18-month reinvestment provision.

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

The proceeds from ACC’s new term loan facility were used to repurchase approximately $714.3 million of ACC’s 10.0% senior notes due 2011 (described below), to repay the entire amount owed of approximately $124.7 million plus accrued interest on ACC’s previous senior secured credit facility, and to pay transaction costs, including a tender premium in connection with the repurchase of ACC’s 10.0% senior notes of approximately

$46.7 million and approximately $5.1 million related to establishing the new credit facility. The revolving credit facility and delayed term loan facility are available for general corporate purposes.

DCS Senior Secured Credit Facility

DCS’ senior secured credit facility, which matures on October 23, 2008, consists of a $75.0 million senior secured revolving credit facility.

The DCS credit facility is guaranteed by us, Dobson Operating Co., LLC, or DOC, and DOC Lease Co., LLC, and is secured by first and second priority security interests in all of the tangible and intangible assets of DCS. The DCS credit facility is not guaranteed by ACC or any of its subsidiaries. As of March 31, 2007 and 2006, we had no borrowings under this credit facility.

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

DCS also is required to make mandatory reductions of the credit facility with the net cash proceeds received from certain issuances of debt and equity securities and upon certain asset sales by DCS and its subsidiaries.

The DCS credit facility agreement contains covenants that, subject to specified exceptions, limit our ability to:

•	make capital expenditures;

•	sell or dispose of assets;

•	incur additional debt;

•	create liens;

•	merge with or acquire other companies;

•	engage in transactions with affiliates, including dividend restrictions; and

•	make loans, advances or stock repurchases.

Debt Securities

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

On March 15, 2007, ACC repurchased $711.0 million of its 10.0% senior notes due 2011. The total consideration for each $1,000 principal amount of notes was $1,065.56, plus accrued interest. This amount included a consent fee of $30.00. In addition, on March 21, 2007, ACC repurchased an additional $3.3 million of its 10.0% senior notes due 2011. The total consideration for each $1,000 principal amount of notes was $1,035.56, plus accrued interest. ACC reported a loss from extinguishment of debt of approximately $57.5 million as a result of these repurchases. At March 31, 2007, there was $185.7 million aggregate principal amount outstanding of existing 10.0% senior notes.

On March 15, 2007, ACC, Highland Cellular, LLC, ACC Lease Co., LLC and ACC Holdings entered into a supplemental indenture, dated March 15, 2007, with Bank of Oklahoma, National Association, as trustee, which amended the original indenture for ACC’s 10.0% senior notes due 2011 to (i) remove the requirement in the restricted payments covenant that ACC maintain a debt to cash flow ratio of no greater than 5.0 to 1, (ii) permit ACC to redeem an aggregate principal amount of $18.1 million of its 9.5% senior subordinated notes due 2009, (iii) increase the general restricted payments basket from $20.0 million to $35.0 million in the aggregate, and (iv) permit ACC to replace its previous $250.0 million senior secured credit facility with the new senior secured credit facility discussed above.

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

During August 2003, in conjunction with the ACC reorganization, we issued 686,201 shares of our Series F preferred stock having an aggregate liquidation preference of $122.5 million and convertible into a maximum of 14.0 million shares of our Class A common stock, plus $48.7 million in cash and 44.2 million shares of our Class A common stock to the former holders of $681.9 million principal amount of ACC’s outstanding 9.5% senior subordinated notes due 2009 and their advisors. On September 12, 2005, we issued 48,015 shares of Series F preferred stock as payment in kind for dividends due on October 15, 2004 and April 15, 2005 on our outstanding Series F preferred stock. We also paid accrued interest on those dividends. On October 15, 2005, we issued 25,680 shares of Series F preferred stock as payment in kind for dividends due October 15, 2005 on our outstanding Series F preferred stock. Therefore, as of March 31, 2007, our outstanding Series F preferred stock has an aggregate liquidation preference of $135.7 million, plus accrued dividends.

Capital Expenditures and Commitments

Our capital expenditures were $35.8 million for the three months ended March 31, 2007. We plan to spend approximately $155.0 million for capital expenditures during 2007, as we continue to develop and improve our GSM network.

The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions. We may require additional financing for future acquisitions and to refinance our debt at its final maturities.

Contractual Obligations

We have a purchase and license agreement with Nortel Networks Corp. to make specified minimum purchases of GSM related products and services prior to December 31, 2008. If we fail to achieve this commitment, the agreement provides for liquidated damages in an amount equal to 5% of the portion of the unfulfilled commitment. At March 31, 2007, our exposure for such damages was approximately $0.3 million.

On March 15, 2007, ACC entered into a new $1.05 billion senior secured credit facility and repaid the entire amount owed of approximately $124.7 million plus accrued interest on its previous senior secured credit facility. As of March 31, 2007, $900.0 million was outstanding under this credit facility (described above).

On March 15, 2007, ACC repurchased $711.0 million of its 10.0% senior notes due 2011. In addition, on March 21, 2007, ACC repurchased an additional $3.3 million of its 10.0% senior notes due 2011. At March 31, 2007, there was $185.7 million aggregate principal amount outstanding of existing 10.0% senior notes (described above).

Except for the items described above, we have not had a material change in the resources required for scheduled repayments of contractual obligations from the table of Contractual Cash Obligations included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

At March 31, 2007, we had $150.0 million senior floating rate notes due 2012 that bear interest at a variable rate, reset quarterly, of LIBOR plus 4.25%. In addition, we had $900.0 million drawn on ACC’s senior secured credit facility. Interest on the credit facility is currently based on a LIBOR formula plus a spread. The senior floating rate notes and credit facility are the only variable rate debt we had outstanding. A one-percentage point change in these interest rates would change our cash interest payments on an annual basis by approximately $10.5 million.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of March 31, 2007. On the basis of this review, our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the first quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We have reached an agreement to settle the previously disclosed consolidated securities class action pending in the United States District Court for the Western District of Oklahoma. The settlement agreement resolves all pending claims against us and all named individual defendants and includes all persons who purchased our publicly traded securities between May 6, 2003 and August 9, 2004. The settlement provides for $3.4 million to be paid to settle claims submitted by class members and the plaintiffs’ attorneys’ fees. A substantial portion of the settlement amount is covered by insurance.

On March 20, 2007, after a hearing, the trial court approved the settlement agreement and issued a Final Order and Judgment. On April 19, 2007 an individual (who had filed an objection to the settlement and who was not a class member) filed a purported appeal of the Final Order and Judgment approving the settlement. We believe this appeal will ultimately be dismissed by the Court of Appeals and thereafter the settlement process will proceed. We do not expect to incur significant additional expenses as a result of this appeal or further aspects of this litigation.

On April 20, 2007, Freedom Wireless, Inc. filed a lawsuit against us, DCS, ACC and Ericsson Inc. in the United States District Court for the Western District of Texas. The lawsuit alleges that the individual and/or joint activities of us and Ericsson with respect to prepaid wireless telephone products, methods, services and/or systems infringe on certain patents that have been assigned to Freedom Wireless. The complaint seeks to enjoin us and Ericsson from infringing Freedom Wireless’ patents, and seeks unspecified money damages, including interest and attorney fees. Ericsson has agreed to indemnify us for certain infringement claims relating to its products and services, and has agreed to assume the defense of us, DCS and ACC in this action. We do not believe that this lawsuit will have a material effect on our consolidated financial position, results of operations or liquidity.

We are party to various other legal actions arising in the normal course of business. None of these actions are believed by management to involve amounts that will be material to our consolidated financial position, results of operations or liquidity.

We are not currently aware of any additional or material changes to pending or threatened litigation against us or our subsidiaries or that involves any of our or our subsidiaries property that could have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

The following exhibits are filed as a part of this report:

Exhibit		Method of
Numbers	Description	Filing

4.1	Supplemental Indenture No. 4, dated March 15, 2007, to Indenture dated August 8, 2003 by and among American Cellular Corporation the Guarantors (as defined in the indenture) and Bank of Oklahoma, National Association, as trustee.	(1)[4.1]
10.1	Credit Agreement, dated as of March 15, 2007 among American Cellular Corporation, the Lenders (as defined therein), the Subsidiary Guarantors (as defined therein), ACC Holdings, LLC, Lehman Commercial Paper Inc., Morgan Stanley Senior Funding, Inc., and Bear Stearns Corporate Lending Inc., Citibank N.A. and Deutsche Bank Securities Inc., as co-documentation agents.	(1)[10.1]
10.2	Guarantee and Collateral Agreement, dated March 15, 2007, by and among American Cellular Corporation, ACC Holdings, LLC, ACC Lease Co., LLC, Highland Cellular, LLC and Lehman Commercial Paper Inc., as administrative agent.	(1)[10.2]
10.3	Amended and Restated Management Agreement, dated March 15, 2007, by and between Dobson Cellular Systems, Inc., and American Cellular Corporation.	(1)[10.3]
10.4	Dobson Communications Corporation Compensation Committee Charter.	(2)
31.1	Rule 13a-14(a) Certification by our principal executive officer.	(2)
31.2	Rule 13a-14(a) Certification by our principal financial officer.	(2)
32.1	Section 1350 Certification by our principal executive officer.	(2)
32.2	Section 1350 Certification by our principal financial officer.	(2)

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on March 16, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOBSON COMMUNICATIONS CORPORATION

Date: May 10, 2007

/s/ STEVEN P. DUSSEK
Steven P. Dussek
Chief Executive Officer and Director
               (principal executive officer)

Date: May 10, 2007
/s/  BRUCE R. KNOOIHUIZEN
Bruce R. Knooihuizen
Executive Vice President and Chief Financial Officer
(principal financial officer)

INDEX TO EXHIBITS

Exhibit		Method of
Numbers	Description	Filing

4.1	Supplemental Indenture No. 4, dated March 15, 2007, to Indenture dated August 8, 2003 by and among American Cellular Corporation the Guarantors (as defined in the indenture) and Bank of Oklahoma, National Association, as trustee.	(1)[4.1]
10.1	Credit Agreement, dated as of March 15, 2007 among American Cellular Corporation, the Lenders (as defined therein), the Subsidiary Guarantors (as defined therein), ACC Holdings, LLC, Lehman Commercial Paper Inc., Morgan Stanley Senior Funding, Inc., and Bear Stearns Corporate Lending Inc., Citibank N.A. and Deutsche Bank Securities Inc., as co-documentation agents.	(1)[10.1]
10.2	Guarantee and Collateral Agreement, dated March 15, 2007, by and among American Cellular Corporation, ACC Holdings, LLC, ACC Lease Co., LLC, Highland Cellular, LLC and Lehman Commercial Paper Inc., as administrative agent.	(1)[10.2]
10.3	Amended and Restated Management Agreement, dated March 15, 2007, by and between Dobson Cellular Systems, Inc., and American Cellular Corporation.	(1)[10.3]
10.4	Dobson Communications Corporation Compensation Committee Charter.	(2)
31.1	Rule 13a-14(a) Certification by our principal executive officer.	(2)
31.2	Rule 13a-14(a) Certification by our principal financial officer.	(2)
32.1	Section 1350 Certification by our principal executive officer.	(2)
32.2	Section 1350 Certification by our principal financial officer.	(2)

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on March 16, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed herewith.