Form 10-Q
period 2007-06-30
DOBSON COMMUNICATIONS CORP
filed 2007-08-09
CIK 1035985

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number. 000-29225

Dobson Communications Corporation
(Exact name of registrant as specified in its charter)

Oklahoma	73-1513309
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14201 Wireless Way	73134
Oklahoma City, Oklahoma	(Zip Code)
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

As of August 1, 2007, there were 152,464,348 shares of the registrant’s $.001 par value Class A common stock outstanding and 19,418,021 shares of the registrant’s $.001 par value Class B common stock outstanding.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$131,744,740	$117,063,914
Short-term investments	2,816,083	4,959,012
Accounts receivable, net	149,161,731	120,444,702
Inventory	15,076,803	20,906,425
Deferred tax assets (Note 9)	9,525,475	9,520,000
Prepaid expenses and other	17,984,567	12,786,577

Total current assets	326,309,399	285,680,630

PROPERTY, PLANT AND EQUIPMENT, net (Note 5)	511,063,122	512,201,828

OTHER ASSETS:
Restricted investments	4,397,000	4,397,000
Wireless license acquisition costs	1,941,758,480	1,941,226,745
Goodwill	671,441,884	670,510,237
Deferred financing costs, net of accumulated amortization of $10,884,771 in 2007 and $14,881,760 in 2006	28,378,087	35,946,611
Customer list, net of accumulated amortization of $91,836,523 in 2007 and $87,783,786 in 2006	21,828,526	40,881,264
Other non-current assets	2,838,613	3,907,944

Total other assets	2,670,642,590	2,696,869,801

Total assets	$3,508,015,111	$3,494,752,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$96,312,168	$96,840,064
Accrued expenses	44,422,802	48,579,970
Accrued interest payable	37,976,795	65,155,399
Deferred revenue and customer deposits	43,940,794	37,890,782
Accrued dividends payable	2,374,669	2,374,669
Current portion of credit facilities and debt securities	9,000,000	1,250,000

Total current liabilities	234,027,228	252,090,884

OTHER LIABILITIES:
Credit facilities and debt securities, net of current portion (Note 7)	2,655,509,963	2,605,105,934
Deferred tax liabilities (Note 9)	233,398,064	241,451,899
Minority interest	6,810,108	6,465,131
Deferred gain on disposition of operating assets and other long-term liabilities	60,405,794	62,357,050
CONTINGENCIES (Note 11)
SERIES F CONVERTIBLE PREFERRED STOCK (Note 8)	135,695,389	135,695,389
STOCKHOLDERS’ EQUITY:
Class A common stock, $.001 par value, 325,000,000 shares authorized and 152,416,939 shares issued at June 30, 2007 and 151,556,978 shares issued at December 31, 2006	152,417	151,557
Convertible Class B common stock, $.001 par value, 70,000,000 shares authorized and 19,418,021 shares issued at June 30, 2007 and December 31, 2006	19,418	19,418
Convertible Class C common stock, $.001 par value, 4,226 shares authorized and no shares issued at June 30, 2007 and December 31, 2006	—	—
Convertible Class D common stock, $.001 par value, 33,000 shares authorized and no shares issued at June 30, 2007 and December 31, 2006	—	—
Paid-in capital	1,448,911,706	1,441,402,795
Accumulated deficit	(1,266,552,697)	(1,249,986,135)
Accumulated other comprehensive loss	(362,279)	(1,663)

Total stockholders’ equity	182,168,565	191,585,972

Total liabilities and stockholders’ equity	$3,508,015,111	$3,494,752,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

OPERATING REVENUE:
Service revenue	$264,781,404	$223,260,119	$518,726,101	$439,355,020
Roaming revenue	76,524,289	71,042,806	138,474,873	125,823,178
Equipment and other revenue	18,863,332	17,756,223	37,388,062	34,479,977

Total operating revenue	360,169,025	312,059,148	694,589,036	599,658,175

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	96,933,064	81,502,597	190,170,245	157,575,677
Cost of equipment	34,252,836	36,544,925	68,045,079	69,114,456
Marketing and selling	45,496,481	39,996,092	88,341,747	79,119,162
General and administrative	51,095,849	46,744,559	99,650,897	94,069,097
Depreciation and amortization	48,452,924	48,155,039	98,632,236	98,430,221
Gain on disposition of operating assets	(1,566,544)	(1,593,346)	(3,133,087)	(3,256,806)

Total operating expenses	274,664,610	251,349,866	541,707,117	495,051,807

OPERATING INCOME	85,504,415	60,709,282	152,881,919	104,606,368

OTHER (EXPENSE) INCOME:
Interest expense	(55,401,449)	(57,414,087)	(114,086,847)	(114,820,764)
Loss from extinguishment of debt (Note 7)	(55,623)	(12,660,481)	(57,578,235)	(12,717,192)
Loss on redemption of mandatorily redeemable preferred stock (Note 8)	—	(37,073)	—	(1,482,262)
Dividends on mandatorily redeemable preferred stock (Note 8)	—	—	—	(709,574)
Other income, net	2,469,405	1,636,374	4,044,560	3,535,078

INCOME (LOSS) BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	32,516,748	(7,765,985)	(14,738,603)	(21,588,346)
Minority interest in income of subsidiaries	(2,435,965)	(2,168,312)	(4,734,651)	(4,532,525)

INCOME (LOSS) BEFORE INCOME TAXES	30,080,783	(9,934,297)	(19,473,254)	(26,120,871)
Income tax (expense) benefit	(11,978,360)	3,892,382	6,977,554	9,181,437

NET INCOME (LOSS)	18,102,423	(6,041,915)	(12,495,700)	(16,939,434)
DIVIDENDS ON PREFERRED STOCK	(2,035,431)	(2,374,670)	(4,070,862)	(4,749,339)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$16,066,992	$(8,416,585)	$(16,566,562)	$(21,688,773)

BASIC NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$0.09	$(0.05)	$(0.10)	$(0.13)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	171,563,025	170,100,621	171,336,469	169,749,306

DILUTED NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$0.09	$(0.05)	$(0.10)	$(0.13)

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	189,285,064	170,100,621	171,336,469	169,749,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2007

	Stockholders’ Equity
								Accumulated
		Class A		Class B				Other	Total
	Comprehensive	Common Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Loss	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
	(Unaudited)

DECEMBER 31, 2006	(1,663)	151,556,978	$151,557	19,418,021	$19,418	$1,441,402,795	$(1,249,986,135)	$(1,663)	$191,585,972
Net loss	(12,495,700)	—	—	—	—	—	(12,495,700)	—	(12,495,700)
Unrealized gain on investment	119	—	—	—	—	—	—	119	119
Cash flow hedging derivatives, net of tax	(360,735)	—	—	—	—	—	—	(360,735)	(360,735)

Total comprehensive loss	$(12,857,979)

Series F preferred stock dividends		—	—	—	—	—	(4,070,862)	—	(4,070,862)
Share-based compensation		—	—	—	—	4,253,985	—	—	4,253,985
Issuance of common stock		797,635	860	—	—	3,254,926	—	—	3,255,786

JUNE 30, 2007		152,354,613	$152,417	19,418,021	$19,418	$1,448,911,706	$(1,266,552,697)	$(362,279)	$182,168,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,
	2007	2006
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,495,700)	$(16,939,434)
Adjustments to reconcile net loss to net cash provided by operating activities, net of effects of acquisitions —
Depreciation and amortization	98,632,236	98,430,221
Amortization of bond discounts and premiums and deferred financing costs	2,081,603	3,222,310
Deferred income taxes	(7,838,214)	(9,181,436)
Mandatorily redeemable preferred stock dividends	—	709,574
Loss on redemption of mandatorily redeemable preferred stock	—	1,482,262
Loss from extinguishment of debt	57,578,235	12,717,192
Gain on disposition of operating assets	(3,133,087)	(3,256,806)
Share-based compensation	4,253,985	3,686,358
Other operating activities	5,247,270	4,931,702
Changes in current assets and liabilities —
Accounts receivable	(28,717,029)	6,940,393
Inventory	5,829,622	(11,845,384)
Prepaid expenses and other	(5,797,990)	(6,865,706)
Accounts payable	(527,896)	(12,279,159)
Accrued expenses	(31,335,772)	(1,056,733)
Deferred revenue and customer deposits	6,050,012	5,541,897

Net cash provided by operating activities	89,827,275	76,237,251

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(79,290,550)	(81,391,937)
Purchase of wireless licenses and properties	(339,476)	(42,284,619)
Proceeds from the sale of assets	1,024,156	11,829
Sales (purchases) of short-term investments	2,143,048	(1,965,210)
Other investing activities	458,407	(225,597)

Net cash used in investing activities	(76,004,415)	(125,855,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities and debt securities	900,000,000	262,500,000
Repayments and repurchases of credit facilities and debt securities	(841,219,500)	(241,989,166)
Distributions to minority interest holders	(4,389,673)	(5,371,966)
Redemption of mandatorily redeemable preferred stock	—	(41,682,819)
Preferred stock dividends paid	(4,070,862)	(4,070,762)
Debt financing costs	(5,711,278)	(2,752,816)
Debt securities tender premium	(46,785,491)	—
Issuance of common stock and other financing activities	3,034,770	2,896,487

Net cash provided by (used in) financing activities	857,966	(30,471,042)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,680,826	(80,089,325)
CASH AND CASH EQUIVALENTS, beginning of period	117,063,914	196,450,044

CASH AND CASH EQUIVALENTS, end of period	$131,744,740	$116,360,719

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest	$138,542,194	$112,037,960
Income taxes	$576,552	$552,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The condensed consolidated balance sheet of Dobson Communications Corporation, or DCC, and subsidiaries, referred to collectively as the Company, as of June 30, 2007, the condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2007 and the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

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

The Company, through its predecessors, was organized in 1936 as Dobson Telephone Company. The Company was incorporated in Oklahoma on February 3, 1997. The Company is a provider of rural and suburban wireless voice and data services in portions of Alaska, Arizona, Illinois, Kansas, Kentucky, Maryland, Michigan, Minnesota, Missouri, New York, Ohio, Oklahoma, Pennsylvania, Texas, Virginia, West Virginia and Wisconsin. The Company’s operations are operated through its two wholly owned primary subsidiaries, Dobson Cellular Systems, Inc., or DCS, and American Cellular Corporation, or ACC. ACC does not guarantee any debt or other obligations of DCS or the Company. DCS and the Company do not guarantee any debt or other obligations of ACC.

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

Derivative Instruments and Hedging Activities

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” which requires the Company to record an asset or liability and a transition adjustment, net of income tax benefit, to other comprehensive income or loss for its derivative contracts. All derivatives are recognized on the balance sheet at their fair value. All of the Company’s derivatives that qualify for hedge accounting treatment are “cash flow” hedges. The Company designates its cash flow hedge derivatives as

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such on the date the derivative contract is entered into. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are effective in offsetting changes in cash flows of hedged items.

The Company’s accumulated other comprehensive loss, net of income tax benefit, was approximately $0.4 million as of June 30, 2007. See Note 6 for further discussion of hedge accounting.

By using derivative instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are usually placed with counterparties that the Company believes are low credit risks.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or currency exchange rates. The market risk associated with interest rate swap agreements is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

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

The Company has reviewed its various tax positions. The vast majority of its tax positions concern the timing of the income or deduction and not the measurement of the deduction. Because the Company has loss carryforwards in its primary tax jurisdictions, the movement of a deduction or income item to a different period would not generally result in a cash payment in the current period. The adoption of FIN 48 did not require the Company to recognize any additional liabilities or assets. Additionally, there are no unrecognized tax benefits at June 30, 2007. The Company’s tax years from 2003 to 2006 are considered open tax years and remain subject to examination for federal purposes.

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

The Company has three stock option plans, which were created to encourage its key employees by providing opportunities to participate in the ownership and future growth of the Company through the grant of incentive stock options and nonqualified stock options. As of June 30, 2007, the maximum remaining number of shares for which the Company may grant options under the plans totaled 8,471,170 shares of Class A common stock. All stock options have been issued with an option price at, or higher than, the market price on the date of grant with an expiration of ten years from the grant date and vest at either a rate of 20% or 25% per year. SFAS No. 123(R) requires the Company to estimate forfeitures in calculating the cost related to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. The Company uses forfeiture rates ranging from 0% to 20% depending upon the remaining term of the option. The cumulative adjustment to include estimated forfeitures in the calculation was approximately $0.7 million for the six months ended June 30, 2007 and approximately $0.1 million for the six months ended 2006. This amount was recorded as a reduction in general and administrative expense, cost of service, and marketing and selling expense in 2007 and 2006 and was not presented separately in the Condensed Consolidated Statements of Operations.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model that uses the weighted average assumptions noted in the following table:

	Six Months
	Ended June 30,
	2007	2006

Expected term (in years)	6	6
Weighted average expected volatility	80.5%	124.2%
Expected dividends	0%	0%
Weighted average risk-free rate	4.5%	4.7%

Expected volatility of stock options is based on historical experience and implied volatility of the Company’s traded options and the risk-free rate is based on U.S. Treasury bond rates.

A summary of option activity during the six months ended June 30, 2007 is presented below:

		Weighted	Weighted Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value(1)
			(In years)

Outstanding, beginning of period	11,377,200	$3.80
Granted	2,020,100	$8.83
Exercised	(797,635)	$3.56
Forfeited or expired	(59,659)	$6.92

Outstanding, end of period	12,540,006	$4.61	7	$81,447,541

Vested and expected to vest	11,722,397	$4.48	7	$77,863,602

Exercisable, end of period	7,065,310	$3.37	6	$54,709,299

(1)	Calculated using the closing stock price of $11.11 on June 29, 2007.

The weighted average fair value of options granted was $6.34 for the six months ended June 30, 2007 and $6.65 for the six months ended June 30, 2006. The intrinsic value of options exercised was approximately $4.9 million

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the six months ended June 30, 2007 and $5.7 million during the six months ended June 30, 2006. Intrinsic value is the difference between the Company’s closing stock price on the day the options were exercised and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises for the six months ended June 30, 2007 were $2,837,579 and $2,413,887 for the six months ended June 30, 2006.

A summary of the Company’s non-vested options as of June 30, 2007, and any changes during the six month period ending June 30, 2007, is presented below:

		Weighted
	Number of	Average Grant
	Options	Date Fair Value

Non-vested, beginning of period	5,391,508	$4.05
Granted	2,020,100	$6.34
Vested	(1,877,253)	$3.20
Forfeited	(59,659)	$5.73

Non-vested, end of period	5,474,696	$5.02

At June 30, 2007, unrecognized compensation expense relating to non-vested options totaled $20.5 million. This expense is expected to be recognized over a weighted-average period of three years.

The Company’s Employee Stock Purchase Plan, or ESPP, which was terminated effective June 29, 2007, provided for 1,000,000 shares of the Company’s Class A common stock to be reserved for issuance upon exercise of purchase rights which could have granted under the ESPP. The ESPP was designed to encourage stock ownership by the Company’s employees. Employees elected to participate in the plan semi-annually. The plan period was six months. Shares were purchased at 85% of the market price of the Company’s Class A common stock. The price was determined as the lower of the price at the initial date or at the end of the six-month period. The fair value of shares offered through the ESPP was estimated and recognized over each semi-annual participation period. An amendment to the Company’s Amended and Restated Employee Stock Purchase Plan was approved to amend the purchase period under the plan such that the current purchase period ended effective as of June 28, 2007.

On January 1, 2006, the Company adopted the modified prospective transition method provided for under SFAS No. 123(R). The Company recognized share-based compensation totaling approximately $4.3 million ($2.7 million, net of tax) for the six months ended June 30, 2007 and approximately $3.7 million ($2.4 million, net of tax) for the six months ended June 30, 2006.

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

Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials and overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provision for depreciation is provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense was approximately $79.5 million for the six months ended June 30, 2007 and approximately $81.2 million for the six months ended June 30, 2006.

Listed below are the gross property, plant and equipment amounts and the related accumulated depreciation as of the dates indicated.

	June 30,	December 31,
	2007	2006
	($ in thousands)

Gross property, plant and equipment	$1,351,172	$1,273,874
Accumulated depreciation	(840,109)	(761,672)

Property, plant and equipment, net	$511,063	$512,202

6.	Derivative Financial Instruments:

In accordance with the ACC credit agreement, ACC is required to maintain hedge agreements to the extent necessary to provide that at least 30% of the aggregate principal amount of consolidated total debt of ACC is subject to either a fixed interest rate or interest rate protection for a period of not less than three years.

On June 11, 2007, in accordance with the terms of the ACC credit agreement, ACC entered into an interest rate swap agreement with Bear Sterns Capital Markets Inc. as the counterparty. Under the terms of the swap agreement, ACC is required to make quarterly fixed rate payments to the counterparty calculated based on a notional amount of $129.0 million at a fixed rate of 5.445% plus a factor based on ACC’s leverage, while the counterparty is obligated to make quarterly floating payments to ACC based on the three-month London Interbank Offered Rate on the same referenced notional amount. The swap agreement has a termination date of July 1, 2010, subject to adjustment in

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain circumstances. Notwithstanding the terms of the interest rate swap transaction, ACC is ultimately obligated for all amounts due and payable under the ACC credit agreement.

The Company does not hold or issue derivative instruments for trading purposes. The interest rate swap is being accounted for in accordance with the provisions of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We have designated the interest rate swap as a cash flow hedge. Changes in the fair value of derivatives that are designated as hedges are reported on the condensed consolidated balance sheet in “Accumulated other comprehensive loss”. These amounts are reclassified to interest expense when the forecasted transaction takes place.

The critical terms, such as the index, settlement dates, and notional amounts, of the derivative instruments were substantially the same as the provisions of our hedged borrowings under the credit agreement. As a result, no material ineffectiveness of the cash-flow hedges was recorded in the condensed consolidated statements of operations.

At June 30, 2007, there was approximately $0.4 million in deferred losses on this derivative instrument accumulated in other comprehensive loss.

7.	Credit Facilities and Debt Securities:

The Company’s credit facilities and debt securities as of June 30, 2007 and December 31, 2006 consisted of the following:

	June 30,	December 31,
	2007	2006
	($ in thousands)

ACC credit facility	$897,750	$124,688
DCC senior floating rate notes	150,000	150,000
1.50% DCC senior convertible debentures	160,000	160,000
8.875% DCC senior notes	419,681	419,681
8.375% DCS senior notes	250,000	250,000
9.875% DCS senior notes	325,000	325,000
8.375% DCS series B senior notes, including premium	260,038	261,174
10.0% ACC senior notes	185,718	900,000
Other debt securities, net	16,323	15,813

Total credit facilities and debt securities	2,664,510	2,606,356
Less: current portion of credit facilities and debt securities	9,000	1,250

Credit facilities and debt securities, net of current portion	$2,655,510	$2,605,106

ACC Senior Secured Credit Facility

On March 15, 2007, ACC entered into a new senior secured credit facility consisting of:

•	A 7-year $900.0 million senior secured single draw term loan facility;

•	A 7-year $75.0 million senior secured delayed draw term loan facility; and

•	A 5-year $75.0 million senior secured revolving credit facility.

Interest on the credit facility is currently based on a London Inter-Bank Offered Rate, or LIBOR, formula plus a spread. However, at ACC’s option, interest on the credit facility can be subject to the greater of prime rate or the federal funds effective rate plus a spread.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The delayed draw term loan facility may be drawn in as many as three draws at ACC’s option prior to the first anniversary after the closing of the credit facility. The revolving credit facility will be available on a revolving basis for a period of five years after the closing of the credit facility. At June 30, 2007, $897.8 million was outstanding under this credit facility.

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

The DCS credit facility is guaranteed by the Company, Dobson Operating Co., LLC, or DOC, and DOC Lease Co., LLC, and is secured by a first priority security interest in all of the tangible and intangible assets of DCS. The DCS credit facility is not guaranteed by ACC or any of its subsidiaries. As of June 30, 2007 and December 31, 2006, the Company had no borrowings under this credit facility.

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

ACC 10.0% Senior Notes

In connection with the ACC reorganization, on August 8, 2003, ACC Escrow Corp., (now ACC) completed an offering of $900.0 million aggregate principal amount of 10.0% senior notes due 2011. These senior notes were issued at par. Interest on the notes is payable semi-annually in arrears on February 1 and August 1. ACC may, at its option, redeem, with a premium that begins at 105% and declines to 100%, some or all of the notes at any time on or after August 1, 2007. On August 19, 2003, ACC Escrow Corp. was merged into ACC, and the net proceeds from the offering were used to fully repay ACC’s old bank credit facility and to pay expenses of the offering and a portion of the expenses of the restructuring. The Company and DCS are not guarantors of these senior notes.

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

On March 15, 2007, ACC repurchased $711.0 million of its 10.0% senior notes due 2011. The total consideration for each $1,000 principal amount of notes was $1,065.56, plus accrued interest. This amount included a consent fee of $30.00 per note. In addition, on March 21, 2007, ACC repurchased an additional $3.3 million of its 10.0% senior notes due 2011. The total consideration for each $1,000 principal amount of notes was $1,035.56, plus accrued interest. ACC reported a loss from extinguishment of debt of approximately $57.5 million as a result of these repurchases. At June 30, 2007, there was $185.7 million aggregate principal amount outstanding of remaining 10.0% senior notes.

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

8.	Redeemable Preferred Stock:

As of June 30, 2007 and December 31, 2006, the Company’s authorized and outstanding preferred stock was as follows:

	Number of	Number of	Number of
	Shares	Shares	Shares
	Authorized at	Outstanding at	Outstanding at			Liquidation	Mandatory
	June 30,	June 30,	December 31,	Par Value		Preference	Redemption	Voting
Class	2007	2007	2006	per Share	Dividends	per Share	Date	Rights

Series F	1,900,000	759,896	759,896	$1.00	6% Cumulative	$178.571	Aug. 18, 2016	Non-voting
Other	4,100,000	—	—	—	—	—	—	—

	6,000,000	759,896	759,896

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

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends on Preferred Stock

The Company recorded dividends on its conditionally redeemable preferred stock of $4.1 million for the six months ended June 30, 2007, which consisted of unpaid accrued dividends on its Series F preferred stock. Unpaid accrued dividends are included in determining the Company’s net loss applicable to common stockholders.

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

Redemption of Series F Convertible Preferred Stock

In accordance with the AT&T merger agreement, the Company has agreed to mail a notice of redemption to each holder of shares of the Series F convertible preferred stock in accordance with the terms of the certificate of designation of the Series F convertible preferred stock, also know as the “Redemption Notice”, within 50 days prior to the effective date of the merger. The Redemption Notice shall specify that all shares of the Series F convertible preferred stock shall be redeemed at the applicable price in cash only determined in accordance with the Company’s certificate of incorporation on the date specified in the Redemption Notice, which date would be the 45th day after the Redemption Notice is mailed, or the “Redemption Date”. The Company also agreed to take all steps necessary under the certificate of incorporation of the Company and the certificate of designations of the Series F convertible preferred stock to cause all shares of Series F convertible preferred stock to no longer be deemed outstanding from and after the Redemption Date. Notwithstanding the foregoing, the Company is not required to take any of the foregoing actions if the Company determines in its reasonable discretion that those actions would constitute a breach or default under, or result in the acceleration of any obligation or the creation of any liens pursuant to, any agreement binding on the Company or any of its subsidiaries. See Note 13 for a description of the acquisition of the Company by AT&T.

9.	Deferred Tax Assets:

As of June 30, 2007, the Company had a deferred tax asset balance of approximately $429.7 million against which it had recorded a valuation allowance of approximately $95.6 million, thus resulting in net deferred tax assets of approximately $334.1 million. The Company currently has deferred tax assets resulting from federal and state loss carryforwards and deductible temporary differences, which are available to reduce future income taxes. The federal tax loss carryforwards expire from 2019 to 2026.

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

The Company’s projections of future taxable income include projected revenues, expenses, leverage levels and capital expenditure levels. The results of these projections indicate that the Company will generate sufficient taxable income over the relevant period to recover its net deferred tax assets. The Company considers the potential impairment of its net deferred tax assets in its jurisdictions to be subject to significant judgment as it is utilizing projections to make the assessment. Changes in certain assumptions or decreased financial results could have a material effect on the Company’s realization of the net deferred tax assets.

10.	Earnings Per Share:

SFAS No. 128, “Earnings Per Share,” requires two presentations of earnings per share — “basic” and “diluted.” Basic earnings applicable to common stockholders per common share is computed by dividing earnings available to common stockholders (the numerator) by the weighted-average number of shares (the denominator) for the period. The computation of diluted earnings applicable to common stockholders per common share is similar to basic earnings applicable to common stockholders per common share, except that the numerator excludes any interest or dividends from dilutive convertible debt or preferred stock and the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive shares had been issued, unless the effect of the additional shares is antidilutive. Dilutive shares represent the amount of additional shares that would be required to be issued if all the options that are “in the money” were exercised and if all the convertible preferred stock and debt were converted. For the three months ended June 30, 2007, shares that were dilutive were 2.2 million shares that represent the estimated amount of additional shares that would have been issued if the options that were “in the money” were exercised and 15.5 million shares of senior convertible debentures. For the three months ended June 30, 2006 and the six months ended June 30, 2007 and 2006, the Company reported a net loss applicable to common stockholders; thus, all of these potential shares were antidilutive. The table below sets forth the detailed computation of the Company’s basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	($ in thousands, except per share data)

Basic Earnings per Share
Net income (loss)	$18,102	$(6,042)	$(12,496)	$(16,940)
Dividends on preferred stock	(2,035)	(2,375)	(4,071)	(4,749)

Net income (loss) applicable to common stockholders	$16,067	$(8,417)	$(16,567)	$(21,689)

Basic net income (loss) applicable to common stockholders per common share:
Net income (loss)	$0.10	$(0.04)	$(0.07)	$(0.10)
Dividends on preferred stock	(0.01)	(0.01)	(0.03)	(0.03)

Basic net income (loss) applicable to common stockholders per common share	$0.09	$(0.05)	$(0.10)	$(0.13)

Basic weighted average common shares outstanding	171,563,025	170,100,621	171,336,469	169,749,306

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	($ in thousands, except per share data)

Diluted Earnings per Share
Net income (loss)	$18,102	$(6,042)	$(12,496)	$(16,940)
Additional net income from convertible debt	390	—	—	—

Diluted net income (loss)	18,492	(6,042)	(12,496)	(16,940)
Dividends on preferred stock	(2,035)	(2,375)	(4,071)	(4,749)

Diluted net income (loss) applicable to common stockholders	$16,457	$(8,417)	$(16,567)	$(21,689)

Diluted net income (loss) applicable to common stockholders per common share:
Net income (loss)	$0.10	$(0.04)	$(0.07)	$(0.10)
Additional net income from convertible debt	—	—	—	—
Dividends on preferred stock	(0.01)	(0.01)	(0.03)	(0.03)

Diluted net income (loss) applicable to common stockholders per common share	$0.09	$(0.05)	$(0.10)	$(0.13)

Weighted average common shares outstanding	171,563,025	170,100,621	171,336,469	169,749,306
Additional shares from options in the money	2,191,079	—	—	—
Additional shares from convertible debt	15,530,960	—	—	—

Diluted weighted average common shares outstanding	189,285,064	170,100,621	171,336,469	169,749,306

11.	Contingencies:

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

On April 20, 2007, Freedom Wireless, Inc. filed a lawsuit against the Company, DCS, ACC and Ericsson Inc. in the United States District Court for the Western District of Texas. The lawsuit alleges that the individual and/or joint activities of the Company and Ericsson with respect to prepaid wireless telephone products, methods, services and/or systems infringe on certain patents that have been assigned to Freedom Wireless. The complaint seeks to enjoin the Company and Ericsson from infringing Freedom Wireless’ patents, and seeks unspecified money damages, including interest and attorney fees. Ericsson has agreed to indemnify the Company for certain infringement claims relating to its products and services, and has agreed to assume the defense of the Company, DCS and ACC in this action. DCC has now been dismissed from the lawsuit; however DCS and ACC continue to be defendants. The Company does not believe that this lawsuit will have a material effect on its consolidated financial position, results of operations or liquidity.

On June 6, 2007, DCS, along with other communications providers, was named as a defendant in a patent infringement lawsuit filed in the Eastern District of Texas by Barry W. Thomas with respect to design, manufacture

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and sale of wireless communications handsets. The lawsuit seeks unspecified money damages, including interest and attorney fees. Dobson does not believe the lawsuit will have a material effect on its consolidated financial position, results of operation or liquidity.

The Company is party to various other legal actions arising in the normal course of business. None of these actions are believed by management to involve amounts that will be material to its consolidated financial position, results of operation or liquidity.

The Company is not currently aware of any additional or material changes to pending or threatened litigation against it or its subsidiaries or that involves any of it or its subsidiaries’ property that could have a material adverse effect on its financial condition, results of operations or cash flows.

12.	Supplemental Condensed Consolidating Financial Information:

Set forth below is supplemental condensed consolidating financial information as required by DCC’s indenture for its 8.875% senior notes due 2013, and by the DCS credit facility. The statement of operations information is presented without parent recognition of subsidiary results. Included are the condensed consolidating balance sheets of the Company as of June 30, 2007 and December 31, 2006 and the statements of operations and statements of cash flows of the Company for the six months ended June 30, 2007 and 2006. Neither DCS, ACC, the non-guarantor subsidiaries, nor any of their subsidiaries guarantee any of DCC’s debt securities. DCC, DCS and its subsidiaries do not guarantee any of ACC’s outstanding debt. Neither DCC, the non-guarantor subsidiaries, nor ACC and its subsidiaries guarantee any of DCS’ outstanding debt securities. However, DCS’ subsidiaries do guarantee DCS’ debt securities. See Note 7 for a description of the Company’s debt securities.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2007

			Non-
	Dobson	American	Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated
			(Unaudited)
			($ in thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$78,905	$23,289	$23,646	$5,905	$—	$131,745
Short-term investments	—	—	—	2,816	—	2,816
Accounts receivable, net	95,284	53,734	121	22	—	149,161
Inventory	11,104	3,973	—	—	—	15,077
Prepaid expenses and other	18,718	8,792	—	—	—	27,510

Total current assets	204,011	89,788	23,767	8,743	—	326,309

PROPERTY, PLANT AND EQUIPMENT, net	316,457	194,606	—	—	—	511,063

OTHER ASSETS:
Net intercompany receivable (payable)	19,202	(4,410)	56,434	695,940	(767,166)	—
Restricted investments	4,375	22	—	—	—	4,397
Wireless license acquisition costs	1,127,827	799,843	9,677	4,412	—	1,941,759
Goodwill	47,268	623,032	—	1,142	—	671,442
Deferred financing costs, net	9,809	7,027	—	11,542	—	28,378
Customer list, net	5,381	16,448	—	—	—	21,829
Other non-current assets	25,093	607	1,138	1,624,373	(1,648,373)	2,838

Total other assets	1,238,955	1,442,569	67,249	2,337,409	(2,415,539)	2,670,643

Total assets	$1,759,423	$1,726,963	$91,016	$2,346,152	$(2,415,539)	$3,508,015

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$70,047	$26,265	$—	$—	$—	$96,312
Accrued expenses	25,495	18,928	—	—	—	44,423
Accrued interest payable	12,331	12,653	—	12,993	—	37,977
Deferred revenue and customer deposits	23,294	18,399	2,248	—	—	43,941
Accrued dividends payable	—	—	—	2,374	—	2,374
Current portion of credit facilities and debt securities	—	9,000	—	—	—	9,000

Total current liabilities	131,167	85,245	2,248	15,367	—	234,027

OTHER LIABILITIES:
Credit facilities and debt securities, net of current portion	1,602,204	1,090,791	—	729,681	(767,166)	2,655,510
Deferred tax liabilities	176,618	136,105	1,707	(81,032)	—	233,398
Deferred gain on disposition of operating assets and other long-term liabilities	41,834	25,382	—	—	—	67,216
SERIES F CONVERTIBLE PREFERRED STOCK	—	—	—	135,695	—	135,695
STOCKHOLDERS’ (DEFICIT) EQUITY	(192,400)	389,440	87,061	1,546,441	(1,648,373)	182,169

Total liabilities and stockholders’ (deficit) equity	$1,759,423	$1,726,963	$91,016	$2,346,152	$(2,415,539)	$3,508,015

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

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2007

			Non-
	Dobson	American	Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated
			(Unaudited)
			($ in thousands)

OPERATING REVENUE:
Service revenue	$308,962	$209,764	$—	$—	$—	$518,726
Roaming revenue	75,482	62,993	—	—	—	138,475
Equipment and other revenue	30,614	13,416	—	—	(6,642)	37,388

Total operating revenue	415,058	286,173	—	—	(6,642)	694,589

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	114,406	79,622	—	—	(3,858)	190,170
Cost of equipment	40,549	27,496	—	—	—	68,045
Marketing and selling	51,175	37,334	(167)	—	—	88,342
General and administrative	57,807	44,608	20	—	(2,784)	99,651
Depreciation and amortization	57,090	41,455	87	—	—	98,632
Gain on disposition of operating assets	(1,701)	(1,432)	—	—	—	(3,133)

Total operating expenses	319,326	229,083	(60)	—	(6,642)	541,707

OPERATING INCOME	95,732	57,090	60	—	—	152,882

OTHER (EXPENSE) INCOME:
Interest expense	(74,970)	(48,533)	—	(27,809)	37,225	(114,087)
Loss from extinguishment of debt	—	(57,578)	—	—	—	(57,578)
Other income (expense), net	5,904	(2,662)	583	37,445	(37,225)	4,045

INCOME (LOSS) BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	26,666	(51,683)	643	9,636	—	(14,738)
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	(4,735)	—	—	—	—	(4,735)

INCOME (LOSS) BEFORE INCOME TAXES	21,931	(51,683)	643	9,636	—	(19,473)
Income tax (expense) benefit	(8,604)	19,179	(225)	(3,373)	—	6,977

NET INCOME (LOSS)	$13,327	$(32,504)	$418	$6,263	$—	$(12,496)

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2006

			Non-
	Dobson	American	Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated
			(Unaudited)
			($ in thousands)

OPERATING REVENUE:
Service revenue	$262,361	$176,994	$—	$—	$—	$439,355
Roaming revenue	73,345	52,478	—	—	—	125,823
Equipment and other revenue	29,755	11,928	—	—	(7,203)	34,480

Total operating revenue	365,461	241,400	—	—	(7,203)	599,658

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	100,684	60,604	—	—	(3,712)	157,576
Cost of equipment	42,969	26,146	—	—	—	69,115
Marketing and selling	47,394	32,062	(337)	—	—	79,119
General and administrative	55,058	42,492	10	—	(3,491)	94,069
Depreciation and amortization	56,942	41,402	86	—	—	98,430
Gain on disposition of operating assets	(1,772)	(1,485)	—	—	—	(3,257)

Total operating expenses	301,275	201,221	(241)	—	(7,203)	495,052

OPERATING INCOME	64,186	40,179	241	—	—	104,606

OTHER (EXPENSE) INCOME:
Interest expense	(76,996)	(47,564)	—	(27,486)	37,225	(114,821)
Loss from extinguishment of debt	(12,549)	—	—	(168)	—	(12,717)
Loss on redemption of mandatorily redeemable preferred stock	—	—	—	(1,482)	—	(1,482)
Dividends on mandatorily redeemable preferred stock	—	—	—	(709)	—	(709)
Other income (expense), net	3,601	(741)	491	37,409	(37,225)	3,535

(LOSS) INCOME BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	(21,758)	(8,126)	732	7,564	—	(21,588)
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	(4,533)	—	—	—	—	(4,533)

(LOSS) INCOME BEFORE INCOME TAXES	(26,291)	(8,126)	732	7,564	—	(26,121)
Income tax benefit (expense)	9,953	3,057	(269)	(3,560)	—	9,181

NET (LOSS) INCOME	$(16,338)	$(5,069)	$463	$4,004	$—	$(16,940)

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007

			Non-
	Dobson	American	Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated
	(Unaudited)
	($ in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,327	$(32,504)	$418	$6,263	$—	$(12,496)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects of acquisitions —
Depreciation and amortization	57,090	41,455	87	—	—	98,632
Amortization of bond discounts and premiums and deferred financing costs	(136)	1,478	—	739	—	2,081
Deferred income taxes	8,202	(19,638)	225	3,373	—	(7,838)
Loss from extinguishment of debt	—	57,578	—	—	—	57,578
Gain on disposition of operating assets	(1,701)	(1,432)	—	—	—	(3,133)
Share-based compensation	—	—	—	4,254	—	4,254
Other operating activities	5,147	101	—	—	—	5,248
Changes in current assets and liabilities —
Accounts receivable	(21,942)	(6,631)	(121)	(23)	—	(28,717)
Inventory	4,640	1,190	—	—	—	5,830
Prepaid expenses and other	(5,269)	(549)	20	—	—	(5,798)
Accounts payable	3,343	(3,871)	—	—	—	(528)
Accrued expenses	(11,474)	(19,931)	102	(33)	—	(31,336)
Deferred revenue and customer deposits	3,945	2,204	(99)	—	—	6,050

Net cash provided by operating activities	55,172	19,450	632	14,573	—	89,827

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(47,251)	(32,040)	—	—	—	(79,291)
Decrease (increase) in receivable-affiliates	21,173	(7,675)	37	(13,535)	—	—
Sales of short-term investments	—	—	—	2,143	—	2,143
Other investing activities	460	673	11	—	—	1,144

Net cash (used in) provided by investing activities	(25,618)	(39,042)	48	(11,392)	—	(76,004)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities and debt securities	—	900,000	—	—	—	900,000
Repayments and repurchases of credit facilities and debt securities	—	(841,220)	—	—	—	(841,220)
Distributions to minority interest holders	(4,390)	—	—	—	—	(4,390)
Preferred stock dividends paid	—	—	—	(4,071)	—	(4,071)
Debt financing costs	(353)	(5,346)	—	(12)	—	(5,711)
Debt securities tender premium	—	(46,785)	—	—	—	(46,785)
Other financing activities	—	(221)	—	3,256	—	3,035

Net cash (used in) provided by financing activities	(4,743)	6,428	—	(827)	—	858

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,811	(13,164)	680	2,354	—	14,681
CASH AND CASH EQUIVALENTS, beginning of period	54,094	36,453	22,966	3,551	—	117,064

CASH AND CASH EQUIVALENTS, end of period	$78,905	$23,289	$23,646	$5,905	$—	$131,745

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006

			Non-
	Dobson	American	Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated
	(Unaudited)
	($ in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(16,338)	$(5,069)	$463	$4,004	$—	$(16,940)
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of effects of acquisitions —
Depreciation and amortization	56,942	41,402	86	—	—	98,430
Amortization of bond discounts and deferred financing costs	797	1,692	—	734	—	3,223
Deferred income taxes	(9,953)	(3,057)	269	3,560	—	(9,181)
Non-cash mandatorily redeemable preferred stock dividends	—	—	—	709	—	709
Loss on redemption of mandatorily redeemable preferred stock	—	—	—	1,482	—	1,482
Loss from extinguishment of debt	12,549	—	—	168	—	12,717
Gain on disposition of operating assets	(1,772)	(1,485)	—	—	—	(3,257)
Share-based compensation	—	—	—	3,686	—	3,686
Other operating activities	4,763	170	—	—	—	4,933
Changes in current assets and liabilities —
Accounts receivable	2,527	4,430	(17)	—	—	6,940
Inventory	(9,886)	(1,959)	—	—	—	(11,845)
Prepaid expenses and other	(6,359)	(477)	(30)	—	—	(6,866)
Accounts payable	(9,166)	(3,113)	—	—	—	(12,279)
Accrued expenses	334	(1,652)	(11)	272	—	(1,057)
Deferred revenue and customer deposits	2,376	1,412	1,754	—	—	5,542

Net cash provided by operating activities	26,814	32,294	2,514	14,615	—	76,237

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(51,915)	(29,477)	—	—	—	(81,392)
Purchases of wireless licenses and properties	(7,002)	(35,283)	—	—	—	(42,285)
(Increase) decrease in receivable-affiliates	(23,726)	(4,363)	(548)	28,637	—	—
Purchases of short-term investments	(1,965)	—	—	—	—	(1,965)
Other investing activities	(260)	89	(42)	—	—	(213)

Net cash (used in) provided by investing activities	(84,868)	(69,034)	(590)	28,637	—	(125,855)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior notes	262,500	—	—	—	—	262,500
Repurchases of senior notes	(241,989)	—	—	—	—	(241,989)
Distributions to minority interest holders	(5,372)	—	—	—	—	(5,372)
Redemption of mandatorily redeemable preferred stock	—	—	—	(41,683)	—	(41,683)
Preferred stock dividends paid	—	—	—	(4,071)	—	(4,071)
Deferred financing costs	(2,543)	—	—	(210)	—	(2,753)
Issuance of common stock and other financing activities	—	—	—	2,897	—	2,897

Net cash provided by (used in) financing activities	12,596	—	—	(43,067)	—	(30,471)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(45,458)	(36,740)	1,924	185	—	(80,089)
CASH AND CASH EQUIVALENTS, beginning of period	89,814	76,611	21,874	8,151	—	196,450

CASH AND CASH EQUIVALENTS, end of period	$44,356	$39,871	$23,798	$8,336	$—	$116,361

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Acquisition of the Company by AT&T:

On June 29, 2007, the Company entered into an Agreement and Plan of Merger, or the Merger Agreement, with AT&T Inc., or AT&T, and Alpine Merger Sub, Inc., or Merger Sub, a wholly owned subsidiary of AT&T.

Under the terms of the Merger Agreement, Merger Sub will be merged, or the Merger, with and into the Company, with the Company continuing as the surviving corporation and becoming a subsidiary of AT&T. At the effective time of the Merger, each issued and outstanding share of Class A common stock and Class B common stock of the Company will be cancelled and converted into the right to receive $13.00 in cash, without interest. Each outstanding option to acquire the Company’s common stock will be cancelled at the effective time of the Merger, and the option holder will receive a cash payment, without interest and less any applicable tax withholdings, equal to the number of shares of the Company’s common stock subject to the option multiplied by the excess, if any, of $13.00 over the exercise price per share of the option.

Completion of the Merger is subject to several conditions, including the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, approval by the FCC and other customary closing conditions.

The respective Boards of Directors of the Company, AT&T and Merger Sub have approved the Merger Agreement. The Merger Agreement has also been adopted by Dobson CC Limited Partnership, or DCCLP, which owns shares of common stock representing approximately 56% of the voting power of the Company’s outstanding capital stock entitled to vote in connection with the Merger. Proxies for the adoption of the Merger Agreement will not be solicited from the other stockholders of the Company because no further stockholder action is required to approve the Merger.

The Merger Agreement contains termination rights for both the Company and AT&T. The Company’s termination rights include the right to terminate the Merger Agreement on or prior to August 31, 2007, subject to complying with the terms of the Merger Agreement, to enter into a definitive transaction agreement with respect to a superior proposal. The Company will be required to pay AT&T a termination fee of $85.0 million to exercise that termination right and under other circumstances specified in the Merger Agreement. The Company and DCCLP have agreed with AT&T not to solicit or facilitate competing transactions, subject to the terms of the Merger Agreement and a separate Support Agreement that DCCLP entered into with AT&T.

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

Our operations are operated through our two wholly owned primary subsidiaries, Dobson Cellular Systems, Inc., or DCS, and American Cellular Corporation, or ACC. ACC does not guarantee any debt or other obligations of DCS or us. DCS and we do not guarantee any debt or other obligations of ACC.

ACC is required to file with the Securities and Exchange Commission, or SEC, a Quarterly Report on Form 10-Q for the three and six months ended June 30, 2007. While we provide you with much of ACC’s financial and operational information, we refer you to ACC’s Quarterly Report for ACC’s stand-alone financial and operational results.

ACQUISITION OF THE COMPANY BY AT&T

On June 29, 2007, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with AT&T Inc., or AT&T and Alpine Merger Sub, Inc., or Merger Sub, a wholly owned subsidiary of AT&T.

Under the terms of the Merger Agreement, Merger Sub will be merged, or the Merger, with and into the Company, with the Company continuing as the surviving corporation and becoming a subsidiary of AT&T. At the effective time of the Merger, each of our issued and outstanding shares of Class A common stock and Class B common stock will be cancelled and converted into the right to receive $13.00 in cash, without interest. Each outstanding option to acquire our common stock will be cancelled at the effective time of the Merger, and the option holder will receive a cash payment, without interest and less any applicable tax withholdings, equal to the number of shares of our common stock subject to the option multiplied by the excess, if any, of $13.00 over the exercise price per share of the option.

Completion of the Merger is subject to several conditions, including the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, approval by the FCC and other customary closing conditions.

The respective Boards of Directors of the Company, AT&T and Merger Sub have approved the Merger Agreement. The Merger Agreement has also been adopted by Dobson CC Limited Partnership, or DCCLP, which owns shares of common stock representing approximately 56% of the voting power of our outstanding capital stock entitled to vote in connection with the Merger. Proxies for the adoption of the Merger Agreement will not be solicited from our other stockholders because no further stockholder action is required to approve the Merger.

The Merger Agreement contains termination rights for both us and AT&T. Our termination rights include the right to terminate the Merger Agreement on or prior to August 31, 2007, subject to complying with the terms of the Merger Agreement, to enter into a definitive transaction agreement with respect to a superior proposal. We will be required to pay AT&T a termination fee of $85.0 million to exercise that termination right and under other circumstances specified in the Merger Agreement. We and DCCLP have agreed with AT&T not to solicit or facilitate competing transactions, subject to the terms of the Merger Agreement and a separate Support Agreement that DCCLP entered into with AT&T.

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

We have reviewed our various tax positions. The vast majority of our tax positions concern the timing of the income or deduction and not the measurement of the deduction. Because we have loss carryforwards in our primary tax jurisdictions, the movement of a deduction or income item to a different period would not generally result in a cash payment in the current period. The adoption of FIN 48 did not require us to recognize any additional liabilities or assets. Additionally, there are no unrecognized tax benefits at June 30, 2007. Our tax years from 2003 to 2006 are considered open tax years and remain subject to examination for federal purposes. Net operating loss carryforwards originating in certain years prior to 2003 are subject to examination and adjustment by federal taxing authorities.

Deferred Tax Assets

As of June 30, 2007, our deferred tax asset balance was approximately $429.7 million against which we have recorded a valuation allowance of approximately $95.6 million, thus resulting in net deferred tax assets of approximately $334.1 million. We currently have deferred tax assets resulting from federal and state loss carryforwards and deductible temporary differences, which are available to reduce future income taxes.

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

Changes in our deferred tax asset valuation allowance have occurred over the past seven years as our operations and capital structure have fluctuated and based upon the jurisdiction where taxable income has occurred or is expected to occur. We have generated taxable income in the recent past. Absent significant refinancing losses, such as the approximately $57.6 million loss recognized in the first half of 2007, we expect to generate taxable income in 2007 and beyond. We now expect to recognize taxable income in 2008 and in future years, including the effect of the decrease in annual interest expense associated with the first quarter 2007 refinancing of ACC’s indebtedness and a 70 basis point reduction in our consolidated weighted average interest rate. In addition, in 2010 our tax deductions for amortization of intangibles are expected to decrease from approximately $105.2 million per year to approximately $18.8 million per year in 2016 and beyond resulting in further increases to our taxable income. The federal tax loss carryforwards expire from 2019 to 2026.

Our projections of future taxable income include projected revenues, expenses, leverage levels and do not reflect the impact of the pending merger with AT&T. We believe that our projections use conservative revenues and cost increases over the relevant periods. The results of these projections indicate that we will generate sufficient taxable income over the relevant period to recover our net deferred tax assets. We consider the potential impairment of our net deferred tax assets in our jurisdictions to be subject to significant judgment as we are utilizing projections to make the assessment. Changes in certain assumptions or decreased financial results could have a material effect on our realization of the net deferred tax assets.

ACQUISITIONS

We continually seek opportunities to acquire attractive wireless markets as part of our overall business strategy, particularly markets near our current service areas. On June 29, 2007, we entered into a Joint Bidding Agreement with AT&T that governs our participation in the upcoming 700 MHz spectrum auction if the closing of the merger has not occurred prior to the time that the Federal Communications Commission, or FCC, conducts such auction. We agreed that all bidding in such auction will be conducted through AT&T’s applicant in the auction. The merger agreement with AT&T also limits our ability to make acquisitions prior to the completion of the merger. The following are our most recent transactions.

FCC Auction 66

On October 19, 2006, ACC made the final payment on 85 Advanced Wireless Services, or AWS, licenses for which it was the winning bidder in the FCC’s Auction 66. The auction was conducted during the summer and fall of 2006. These licenses, which are located in portions of Alaska, Kansas, Kentucky, Maryland, Michigan, Minnesota, Missouri, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Texas, Virginia, West Virginia and Wisconsin, add incremental service areas to our current coverage, as well as additional spectrum in areas that we currently serve in order to have capacity for increased voice and data transmission. The cost for these licenses was approximately $65.9 million. Licensing from the FCC occurred on November 29, 2006. Cash used for these transactions came from cash flows from operations, cash on hand and cash obtained under ACC’s credit facility at that time.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006

Key Operating Data

The following table summarizes our key operating data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Market population(1)	12,672,900	12,039,200	12,672,900	12,039,200
Ending customers	1,718,500	1,563,700	1,718,500	1,563,700
Market penetration(2)	13.6%	13.0%	13.6%	13.0%
Gross customer additions	158,600	127,900	291,300	253,200
Average customers	1,692,400	1,553,900	1,680,400	1,547,400
Average monthly service revenue per customer(3)	$52	$48	$51	$47
Average monthly post-paid churn(4)	1.7%	1.8%	1.8%	2.0%

(1)	Represents the population in our licensed areas for the period indicated. The results are based upon the population estimates provided by the United States Census Bureau, adjusted to exclude those portions of our RSAs and metropolitan statistical areas, or MSAs, not covered by our licenses.

(2)	Market penetration is calculated by dividing ending customers by market population.

(3)	ARPU is calculated by dividing service revenue by average customers and dividing by the number of months in the period. We exclude roaming revenue from this calculation, since roaming revenue is not derived from our customers.

(4)	Average monthly post-paid churn represents the percentage of the post-paid customers that deactivate service each month. The calculation divides the total post-paid deactivations during the period by the average post-paid customers for the period.

Results of Operations

The following table sets forth the components of our results of operations for the periods indicated:

					Percentage Change
	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30,	June 30,
	2007	2006	2007	2006	’07 vs. ’06	’07 vs. ’06
	($ in thousands)		($ in thousands)

Operating Revenue:
Service revenue	$264,781	$223,260	$518,726	$439,355	18.6%	18.1%
Roaming revenue	76,525	71,043	138,475	125,823	7.7%	10.1%
Equipment and other revenue	18,863	17,756	37,388	34,480	6.2%	8.4%

Total operating revenue	360,169	312,059	694,589	599,658	15.4%	15.8%

Operating Expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	96,933	81,503	190,170	157,576	18.9%	20.7%
Cost of equipment	34,253	36,545	68,045	69,115	(6.3)%	(1.5)%
Marketing and selling	45,497	39,996	88,342	79,119	13.8%	11.7%
General and administrative	51,096	46,744	99,651	94,069	9.3%	5.9%
Depreciation and amortization	48,453	48,155	98,632	98,430	0.6%	0.2%
Gain on disposition of operating assets	(1,567)	(1,593)	(3,133)	(3,257)	*	*

Total operating expenses	274,665	251,350	541,707	495,052	9.3%	9.4%

Operating income	85,504	60,709	152,882	104,606	40.8%	46.2%

Interest expense	(55,402)	(57,414)	(114,087)	(114,821)	(3.5)%	(0.6)%
Loss from extinguishment of debt	(55)	(12,660)	(57,578)	(12,717)	*	*
Loss on redemption of mandatorily redeemable preferred stock	—	(37)	—	(1,482)	*	*
Dividends on mandatorily redeemable preferred stock	—	—	—	(709)	*	*
Other income, net	2,470	1,636	4,045	3,535	51.0%	14.4%
Minority interest in income of subsidiaries	(2,436)	(2,169)	(4,735)	(4,533)	12.3%	4.5%
Income tax (expense) benefit	(11,979)	3,892	6,977	9,181	*	*

Net income (loss)	$18,102	$(6,043)	$(12,496)	$(16,940)	399.6%	26.2%

*	Calculation is not meaningful.

Customers

Our customer base comprises three types of customers: post-paid, reseller and pre-paid. Our post-paid customers accounted for 86.6% of our customer base at June 30, 2007 and 88.2% at June 30, 2006. These customers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these customers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller customers are similar to our other customers in that they pay fees to utilize our network and services. However, these customers are billed by a third-party, which we refer to as a reseller, who has effectively resold our service to the end user, which we refer to as a customer. We in turn bill the reseller for the monthly usage of the customer. Our reseller base accounted for 6.7% of our total customer base at June 30, 2007 and 7.1% at June 30, 2006. Our pre-paid customers, who are customers that pre-pay for an agreed upon amount of usage, accounted for 6.7% of our customer base at June 30, 2007 and 4.7% at June 30, 2006.

During the six months ended June 30, 2007, we continued to experience an increase in our gross customer additions as a result of several factors, including improvements in our network, attractive promotions, an expanded line-up of handsets and calling plans that differentiate us throughout our markets. As of June 30, 2007, Global System for Mobile Communications, or GSM, customers accounted for 93.5% of our customer base, compared to 81.8% as of June 30, 2006.

Churn rates decreased for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. We believe this decrease in churn is the result of an increase in our customers under contract and improvements in both the quality of our network and the quality of the customer service being provided through all of our customer touch points. In the future, voluntary churn could be adversely affected by several factors, including network quality issues and competitive pressures including pricing of our services, new products offered and supported network expansion or network overbuild issues. In addition, involuntary churn could be adversely affected by changes in our mix of customers, which could include increasing sales to younger customers or the increasing rate of consumer debt causing more risk for defaults on customer accounts.

Operating Revenue

Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

Service Revenue

We derive service revenue by providing wireless services to our customers. With the deployment of our GSM technology in the last half of 2004, we have experienced increases in our ARPU from prior levels, primarily as a result of additional voice and data services available with this technology. In addition, we have applied for and received federal Eligible Telecommunications Carriers, or ETC, designation in certain states in which we provide wireless service to qualifying high-cost areas. Success in obtaining ETC status has and may continue to make available to us USF funding, which is an additional source of revenue that would be used to provide, maintain and improve the service we provide in those high-cost areas, thus also increasing our ARPU. USF funding totaled approximately $16.9 million for the three months ended June 30, 2007 and approximately $13.5 million for the three months ended June 30, 2006 and approximately $33.3 million for the six months ended June 30, 2007 and $25.4 million for the six months ended June 30, 2006. On May 1, 2007, the Federal-State Joint Board on Universal Service released a Recommended Decision proposing an “interim, emergency cap” on funding for competitive ETC’s, freezing the funding within each state at 2006 levels. While the impact that this will ultimately have on our USF funding is not clear, if the Recommended Decision were to become effective, it is possible that our USF funding would decrease slightly as new carriers become eligible for a share of the current funding. It is also possible that the FCC might take some other action to reform the USF program that would affect the amount of support that we receive. ARPU tends to be impacted by seasonality. Historically, we have experienced higher ARPU in the spring and summer months, as users tend to travel more and, therefore, use their wireless handsets more.

For the three and six months ended June 30, 2007, our service revenue increased compared to the three and six months ended June 30, 2006. This increase in our service revenue was attributable to an increase in our average customer base and an increase in ARPU as a result of the continued migration of our customers to our GSM offerings, which has allowed us to expand our voice and data services, and additional USF funding of approximately $3.5 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 and approximately $8.0 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Roaming Revenue

We derive roaming revenue by providing service to customers of other wireless providers when those customers “roam” into our markets and use our systems to carry their calls. Roaming revenue has traditionally had higher margins than revenue from our customers. We achieve these higher margins because we incur relatively lower incremental costs related to billing, customer service and collections in servicing roaming customers as compared to our home customers. However, our roaming margins have been declining due to increased market pressures and competition among wireless providers resulting in reduced roaming rates. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes-of-use) was $0.09 for the three months ended June 30, 2007 compared to $0.11 for the three months ended June 30, 2006 and $0.09 for the six months ended June 30, 2007 compared to $0.10 for the six months ended June 30, 2006. We expect our roaming yield to continue to decline as a result of scheduled rate reductions included in our current roaming contracts. AT&T and T-Mobile are our most significant roaming partners, accounting for approximately 98% of our roaming minutes-of-use for the six months ended June 30, 2007 and approximately 97% for the six months ended June 30, 2006. Though the roaming contracts provide for decreasing rates over time, we believe these roaming contracts are beneficial because they secure existing traffic and provide opportunity for a continuing increase in traffic volumes. Roaming revenue tends to be impacted by seasonality. Historically, we have experienced higher roaming minutes-of-use and related roaming revenue in the spring and summer months, as users tend to travel more and, therefore, use their wireless handsets more.

For the three and six months ended June 30, 2007, our roaming revenue increased compared to the three and six months ended June 30, 2006. When comparing the three months ended June 30, 2007 to the three months ended June 30, 2006, this increase was a result of a 22.3% increase in roaming minutes due to expanded coverage areas, as a result of the 2006 acquisitions described above and increased usage; however, it was partially offset by a 11.9% decline in our roaming revenue per minute-of-use as contractual rates were lower for the three months ended June 30, 2007, compared to the same period in 2006. When comparing the six months ended June 30, 2007 to the six months ended June 30, 2006, this increase was a result of a 20.5% increase in roaming minutes due to expanded coverage areas, as a result of the 2006 acquisitions described above and increased usage; however, it was partially offset by a 8.6% decline in our roaming revenue per minute-of-use as contractual rates were lower for the six months ended June 30, 2007, compared to the same period in 2006.

Equipment and Other Revenue

Equipment revenue is revenue from selling wireless equipment to our customers. Equipment revenue is recognized when the equipment is delivered to the customer. Other revenue is primarily related to residual payments for prior claims under various agreements between us and AT&T Wireless and rental revenue.

For the three and six months ended June 30, 2007, our equipment and other revenue increased compared to the three and six months ended June 30, 2006. When comparing the three months ended June 30, 2007 to the three months ended June 30, 2006, this increase was primarily the result of an increase of approximately $0.9 million in equipment revenue as a result of an increase in our gross customer additions and an increase in the sales mix of higher priced, higher quality handsets, including Blackberry handheld devices for the three month period ended June 30, 2007 compared to the same period in 2006. When comparing the six months ended June 30, 2007 to the six months ended June 30, 2006, this increase was primarily the result of an increase of approximately $3.0 million in equipment revenue as a result of an increase in our gross customer additions and an increase in the sales mix of higher priced, higher quality handsets, including Blackberry handheld devices for the six month period ended June 30, 2007 compared to the same period in 2006.

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

The following table sets forth the results of the components of our cost of service for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
		($ in thousands)				($ in thousands)

Network and other operating costs	$70,194	72.4%	$61,014	74.9%	$137,776	72.4%	$118,577	75.3%
Roaming costs	26,739	27.6%	20,489	25.1%	52,394	27.6%	38,999	24.7%

Total cost of service	$96,933	100.0%	$81,503	100.0%	$190,170	100.0%	$157,576	100.0%

For the three and six months ended June 30, 2007, our network and other operating costs, which are the costs we incur in operating our wireless network and providing service to our customers, increased compared to the three and six months ended June 30, 2006. This increase is a result of the addition of new circuits and cell sites related to our 2006 acquisitions and improving our GSM network coverage, with the remaining increase resulting from an increase in rent expense of approximately $4.1 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 and approximately $7.5 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 related to new leases entered into during 2006 and 2007.

For the three and six months ended June 30, 2007, our roaming costs increased compared to the three and six months ended June 30, 2006. When comparing the three months ended June 30, 2007 to the three months ended June 30, 2006, this increase was the result of a 28.6% increase in the minutes used by our customers on third-party wireless providers’ networks. When comparing the six months ended June 30, 2007 to the six months ended June 30, 2006, this increase was the result of a 32.8% increase in the minutes used by our customers on third-party wireless providers’ networks.

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

For the three and six months ended June 30, 2007, our cost of equipment remained fairly constant compared to the three and six months ended June 30, 2006.

Marketing and Selling Costs

Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell wireless products and services. We pay commissions to sales personnel and independent dealers for new business generated and re-signing existing customers.

For the three and six months ended June 30, 2007, our marketing and selling costs increased compared to the three and six months ended June 30, 2006. The increase was primarily due to additional commissions paid for increased gross customer additions and an increase in advertising costs. Advertising costs in the first and second quarters of 2007 include costs associated with the transition of our markets in western Oklahoma and the Texas Panhandle, from the service mark DOBSON CELLULAR SYSTEMS® to our widely recognized CELLULARONE® service mark. We believe that we have obtained significant marketing benefits from the high name recognition associated with CELLULARONE®.

General and Administrative Costs

Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections and corporate administration.

For the three and six months ended June 30, 2007, our general and administrative costs remained fairly constant compared to the three and six months ended June 30, 2006.

Depreciation and Amortization

Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of certain identifiable intangible assets. However, we do not amortize our wireless license acquisition costs or goodwill. Rather, these assets are subject to periodic evaluations for impairment. Our depreciation and amortization expense has remained fairly constant for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006.

Gain on Disposition of Operating Assets

Our gain on disposition of operating assets for the three and six months ended June 30, 2007 and 2006 was a result of the sale and leaseback of 564 of our towers during 2005. The deferred gain from the sale is being recognized over the lease term of ten years. We expect to recognize a gain of approximately $6.3 million per year over the life of the lease.

Non-Operating Results

Interest Expense

For the three months ended June 30, 2007, our interest expense decreased compared to the three months ended June 30, 2006. For the six months ended June 30, 2007, our interest expense increased compared to the six months ended June 30, 2006. During the remainder of 2007, we expect interest expense to continue to decrease due to ACC’s repurchase of approximately $714.3 million of its 10.0% senior notes due 2011 (described below) and its repayment of the entire amount owed of approximately $124.7 million plus accrued interest on its previous senior secured credit facility. On March 15, 2007, ACC entered into a $1.05 billion senior secured credit facility, which bears interest on a London Inter-Bank Offered Rate, or LIBOR, formula plus a spread (described below).

Loss from Extinguishment of Debt

For the three and six months ended June 30, 2007, our loss from extinguishment of debt was a result of ACC’s repurchase of approximately $714.3 million of its 10.0% senior notes due 2011 (described below) and its repayment of the entire amount owed of approximately $124.7 million plus accrued interest on its previous senior secured credit facility.

Loss on Redemption of Mandatorily Redeemable Preferred Stock

For the three and six months ended June 30, 2006, our loss on redemption of mandatorily redeemable preferred stock is the result of the redemption of our remaining mandatorily redeemable preferred stock on March 1, 2006 (described below).

Dividends on Mandatorily Redeemable Preferred Stock

For the three and six months ended June 30, 2007, our dividends on mandatorily redeemable preferred stock decreased compared to the three and six months ended June 30, 2006. The decrease in mandatorily redeemable preferred stock dividends is the result of the redemption of our remaining mandatorily redeemable preferred stock on March 1, 2006.

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

Working Capital and Net Cash Flow

	June 30,	December 31,	Percentage
	2007	2006	Change
	($ in thousands)

Cash and cash equivalents	$131,745	$117,064	12.5%
Short-term investments	2,816	4,959	(43.2)%
Other current assets	191,748	163,657	17.2%

Total current assets	326,309	285,680	14.2%

Current liabilities	234,027	252,091	(7.2)%

Working capital	$92,282	$33,589	174.7%

Ratio of current assets to current liabilities	1.4:1	1.1:1

Our net cash provided by operating activities totaled $89.8 million for the six months ended June 30, 2007 compared to $76.2 million for the six months ended June 30, 2006. The increase for the six months ended June 30, 2007 compared to the same period in 2006 was primarily due to increased operating income, which generated more net cash receipts. For additional analysis of the changes impacting operating income, see “Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006.” We expect that any future improvements in cash provided by operating activities will primarily be driven by improvements in operating income.

We used cash in investing activities for the six months ended June 30, 2007 and 2006. Investing activities are primarily related to capital expenditures and purchases of wireless licenses and properties. We typically expect to use cash in investing activities for the foreseeable future as we continue to develop our network or acquire additional networks. Our net cash used in investing activities for the six months ended June 30, 2007 primarily related to capital expenditures of $79.3 million. Our net cash used in investing activities for the six months ended June 30, 2006 primarily related to capital expenditures of $81.4 million and the purchase of Texas 15 RSA’s wireless assets, as well as additional PCS wireless spectrum.

We received cash from financing activities for the six months ended June 30, 2007, and we used cash in financing activities for the six months ended June 30, 2006. Cash provided by financing activities for the six months ended June 30, 2007 primarily related to proceeds of $900.0 million from ACC’s new term loan facility, offset by the repurchase of approximately $714.3 million of ACC’s 10.0% senior notes due 2011 (described below), the repayment of the entire amount owed of approximately $124.7 million plus accrued interest on ACC’s previous senior secured credit facility, and the payment of transaction costs, including a tender premium in connection with the repurchase of ACC’s 10.0% senior notes of approximately $46.7 million, approximately $5.1 million related to establishing the new credit facility and approximately $2.3 million of mandatory scheduled principal payments related to the new credit facility. Cash used in financing activities for the six months ended June 30, 2006 primarily related to the repurchase of $234.4 million aggregate principal amount of our first priority senior secured floating rate notes and the redemption of our remaining mandatorily redeemable preferred stock on March 1, 2006, partially offset by proceeds from our new 8.375% Series B first priority senior secured notes (described below). Financing activities are typically related to proceeds from our credit facilities and debt securities, repayments of our credit facilities and debt securities, deferred financing costs associated with our credit facilities and debt securities and repurchases of debt and equity securities. For future expected payments of notes payable, which will effect our financing activities, see the “Contractual Obligations” table included in our Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

The delayed draw term loan facility may be drawn in as many as three draws at ACC’s option prior to the first anniversary after the closing of the credit facility. The revolving credit facility will be available on a revolving basis for a period of five years after the closing of the credit facility. At June 30, 2007, $897.8 million was outstanding under this credit facility.

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

On June 11, 2007, in accordance with the terms of the ACC credit agreement, ACC entered into an interest rate swap agreement with Bear Sterns Capital Markets Inc. as the counterparty. Under the terms of the swap agreement, ACC is required to make quarterly fixed rate payments to the counterparty calculated based on a notional amount of $129.0 million at a fixed rate of 5.445%, while the counterparty is obligated to make quarterly floating payments to ACC based on the three-month London Interbank Offered Rate, or LIBOR, on the same referenced notional amount. The swap agreement has a termination date of July 1, 2010, subject to adjustment in certain circumstances. Please refer to note 6 to our condensed consolidated financial statements included in Item 1 for additional information regarding ACC’s interest rate swap agreement.

DCS Senior Secured Credit Facility

DCS’ senior secured credit facility, which matures on October 23, 2008, consists of a $75.0 million senior secured revolving credit facility.

The DCS credit facility is guaranteed by us, Dobson Operating Co., LLC, or DOC, and DOC Lease Co., LLC, and is secured by first and second priority security interests in all of the tangible and intangible assets of DCS. The DCS credit facility is not guaranteed by ACC or any of its subsidiaries. As of June 30, 2007 and December 31, 2006, we had no borrowings under this credit facility.

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

Debt Securities

ACC 10.0% Senior Notes

In connection with the ACC reorganization, on August 8, 2003, ACC Escrow Corp., (now ACC) completed an offering of $900.0 million aggregate principal amount of existing 10.0% senior notes due 2011. These senior notes were issued at par. Interest on the notes is payable semi-annually in arrears on February 1 and August 1. ACC may, at its option, redeem, with a premium that begins at 105% and declines to 100%, some or all of the notes at any time on or after August 1, 2007. On August 19, 2003, ACC Escrow Corp. was merged into ACC, and the net proceeds from the offering were used to fully repay ACC’s old bank credit facility, and to pay expenses of the offering and a portion of the expenses of the restructuring. DCC and DCS are not guarantors of these senior notes.

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

On March 15, 2007, ACC repurchased $711.0 million of its 10.0% senior notes due 2011. The total consideration for each $1,000 principal amount of notes was $1,065.56, plus accrued interest. This amount included a consent fee of $30.00 per note. In addition, on March 21, 2007, ACC repurchased an additional $3.3 million of its 10.0% senior notes due 2011. The total consideration for each $1,000 principal amount of notes was $1,035.56, plus accrued interest. ACC reported a loss from extinguishment of debt of approximately $57.5 million as a result of these repurchases. At June 30, 2007, there was $185.7 million aggregate principal amount outstanding of remaining 10.0% senior notes.

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

During August 2003, in conjunction with the ACC reorganization, we issued 686,201 shares of our Series F preferred stock having an aggregate liquidation preference of $122.5 million and convertible into a maximum of 14.0 million shares of our Class A common stock, plus $48.7 million in cash and 44.2 million shares of our Class A common stock to the former holders of $681.9 million principal amount of ACC’s outstanding 9.5% senior subordinated notes due 2009 and their advisors. On September 12, 2005, we issued 48,015 shares of Series F preferred stock as payment in kind for dividends due on October 15, 2004 and April 15, 2005 on our outstanding Series F preferred stock. We also paid accrued interest on those dividends. On October 15, 2005, we issued 25,680 shares of Series F preferred stock as payment in kind for dividends due October 15, 2005 on our outstanding Series F preferred stock. Therefore, as of June 30, 2007, our outstanding Series F preferred stock has an aggregate liquidation preference of $135.7 million, plus accrued dividends.

Redemption of Series F Convertible Preferred Stock

In accordance with the AT&T merger agreement, we have agreed to mail a notice of redemption to each holder of shares of the Series F convertible preferred stock in accordance with the terms of the certificate of designation of the Series F convertible preferred stock, also know as the “Redemption Notice” within 50 days prior to the effective date of the merger. The Redemption Notice must specify that all shares of the Series F convertible preferred stock shall be redeemed at the applicable price in cash determined in accordance with the Company’s certificate of incorporation on the date specified in the Redemption Notice, which date would be the 45th day after the Redemption Notice is mailed, or the “Redemption Date”. We also agreed to take all steps necessary under our certificate of incorporation and the certificate of designations of the Series F convertible preferred stock to cause all shares of Series F convertible preferred stock to no longer be deemed outstanding from and after the Redemption Date. Notwithstanding the foregoing, the Company is not required to take any of the foregoing actions if the Company determines in its reasonable discretion that those actions would constitute a breach or default under, or result in the acceleration of any obligations or the creation of any liens pursuant to any agreement binding on the company or any of its subsidiaries.

Capital Expenditures

Our capital expenditures were $79.3 million for the three months ended June 30, 2007.

The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions. We may require additional financing for future acquisitions and to refinance our debt at its final maturities.

Contractual Obligations

On March 15, 2007, ACC entered into a new $1.05 billion senior secured credit facility and repaid the entire amount owed of approximately $124.7 million plus accrued interest on its previous senior secured credit facility. As of June 30, 2007, $897.8 million was outstanding under this credit facility (described above).

On March 15, 2007, ACC repurchased $711.0 million of its 10.0% senior notes due 2011. In addition, on March 21, 2007, ACC repurchased an additional $3.3 million of its 10.0% senior notes due 2011. At June 30, 2007, there was $185.7 million aggregate principal amount outstanding of existing 10.0% senior notes (described above).

Except for the items described above, we have not had a material change in the resources required for scheduled repayments of contractual obligations from the table of Contractual Cash Obligations included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2006.

FORWARD-LOOKING STATEMENTS

The description of our plans and expectations set forth herein, including expected capital expenditures, acquisitions, and operating results are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans and expectations involve a number of risks and uncertainties. Important factors that could cause actual capital expenditures, acquisition activity or our operating results to differ materially from the plans and expectations include, without limitation, our ability to timely complete the merger with AT&T, our substantial leverage and debt service requirements, our ability to satisfy the financial covenants of our outstanding debt instruments and to raise additional capital; our ability to manage our business successfully and to compete effectively in our wireless business against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than those of ours; terms in our roaming agreements; and adverse regulatory changes. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in our business strategy or expected capital expenditures, or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. On June 11, 2007, in accordance with the terms of the ACC credit agreement, ACC entered into an interest rate swap agreement with Bear Sterns Capital Markets Inc. as the counterparty. Under the terms of the swap agreement, ACC is required to make quarterly fixed rate payments to the counterparty calculated based on a notional amount of $129.0 million at a fixed rate of 5.445%, while the counterparty is obligated to make quarterly floating payments to ACC based on the three-month LIBOR on the same referenced notional amount. The swap agreement has a termination date of July 1, 2010, subject to adjustment in certain circumstances. Please refer to note 6 to our condensed consolidated financial statements included in Item 1 for additional information regarding ACC’s interest rate swap agreement. For the six months ended June 30, 2007, the interest expense related to the hedge was not material.

At June 30, 2007, we had $150.0 million senior floating rate notes due 2012 that bear interest at a variable rate, reset quarterly, of LIBOR plus 4.25%. In addition, we had $897.8 million drawn on ACC’s senior secured credit facility. Interest on the credit facility is currently based on a LIBOR formula plus a spread. The senior floating rate notes and credit facility are the only variable rate debt we had outstanding. A one-percentage point change in these interest rates would change our cash interest payments on an annual basis by approximately $9.2 million, after giving effect to ACC’s interest rate swap agreement.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of June 30, 2007. On the basis of this review, our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the second quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 20, 2007, Freedom Wireless, Inc. filed a lawsuit against us, DCS, ACC and Ericsson Inc. in the United States District Court for the Western District of Texas. The lawsuit alleges that the individual and/or joint activities of us and Ericsson with respect to prepaid wireless telephone products, methods, services and/or systems infringe on certain patents that have been assigned to Freedom Wireless. The complaint seeks to enjoin us and Ericsson from infringing Freedom Wireless’ patents, and seeks unspecified money damages, including interest and attorney fees. Ericsson has agreed to indemnify us for certain infringement claims relating to its products and services, and has agreed to assume the defense of us, DCS and ACC in this action. DCC has now been dismissed from the lawsuit; however DCS and ACC continue to be defendants. We do not believe that this lawsuit will have a material effect on our consolidated financial position, results of operations or liquidity.

On June 6, 2007, DCS, along with other communications providers, was named as a defendant in a patent infringement lawsuit filed in the Eastern District of Texas by Barry W. Thomas with respect to design, manufacture and sale of wireless communications handsets. The lawsuit seeks unspecified money damages, including interest and attorney fees. Dobson does not believe the lawsuit will have a material effect on our consolidated financial position, results of operation or liquidity.

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, except as set forth below.

There are risks and uncertainties associated with our proposed acquisition by AT&T.

There are risks and uncertainties associated with our proposed acquisition by AT&T. For example, the acquisition may not be consummated, or may not be consummated as currently anticipated, as a result of several factors, including but not limited to: (i) the inability to obtain regulatory approvals of the merger, including the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval by the Federal Communications Commission, or to obtain such approvals on the currently proposed terms; or (ii) the failure to satisfy the other conditions for closing set forth in the merger agreement. Under certain circumstances, if the merger agreement with AT&T is terminated, we may be required to pay the AT&T a termination fee of $85.0 million.

The merger agreement also restricts us from engaging in certain activities and taking certain actions without AT&T’s approval, which could prevent us from pursuing opportunities that may arise prior to the closing of the acquisition.

Our business could be adversely impacted as a result of uncertainty related to the proposed acquisition by AT&T.

The proposed acquisition by AT&T could cause disruptions in our business, which could have an adverse effect on our results of operations and financial condition. For example:

•	our employees may experience uncertainty about their future roles at the Company, which might adversely affect our ability to retain and hire key managers and other employees;

•	customers and suppliers may experience uncertainty about the Company’s future and may seek alternative business relationships with third parties or seek to alter their business relationships with the Company; and

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business.

In addition, we have incurred, and will continue to incur, significant fees for professional services and other transaction costs in connection with the proposed acquisition by AT&T, and many of these fees and costs are payable by us regardless of whether we consummate the transaction.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

2007 Annual Meeting of Stockholders

Our 2007 Annual Meeting of Stockholders was held on June 4, 2007. At the meeting, the following items were submitted to a vote of stockholders.

(a) The following nominees were elected to serve on the Board of Directors as Class I directors for a term of three years:

	Class A and	Class A and
	Class B	Class B
Name of Nominee for Non-Class A director	Votes For	Votes Withheld

Fred J. Hall (Class I)	319,551,832	2,198,541
Steven P. Dussek (Class I)	318,623,503	3,126,870

The following individuals’ term as directors continues beyond the 2007 Annual Meeting and they continue to serve on the Board of Directors:

Everett R. Dobson (Class III)
Stephen T. Dobson (Class III)
Mark S. Feighner (Class II)
Justin L. Jaschke (Class II)
Albert H. Pharis, Jr. (Class II)
Robert A. Schriesheim (Class III)

(b) Approval of Bonus Plan.

Votes For	Votes Against	Abstentions

312,470,626	1,607,523	7,672,224

(c) KPMG LLP was ratified and approved to serve as our Independent Public Accountants:

Name of Nominee	Votes For	Votes Against	Abstentions

KPMG LLP	321,471,170	267,808	11,394

Approval of AT&T Merger Agreement

On June 29, 2007, DCCLP executed and delivered to Dobson a written consent in accordance with Oklahoma law and the provisions of Dobson’s bylaws voting all 20,666,985 shares of common stock of Dobson owned by DCCLP for, and consenting to, the adoption of the merger agreement with AT&T and approval of the transactions contemplated by the merger agreement, including the merger. DCCLP owns shares of common stock representing approximately 56% of the voting power of the Company’s outstanding capital stock entitled to vote in connection with the merger. Proxies for the adoption of the merger agreement will not be solicited from the other stockholders of the Company because no further stockholder action is required to approve the merger.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

The following exhibits are filed as a part of this report:

Exhibit		Method of
Numbers	Description	Filing

2.1	Agreement and Plan of Merger, dated June 29, 2007, by and among Dobson Communications Corporation, AT&T Inc. and Alpine Merger Sub, Inc.	(2)(2.1)
10.1	Employment Agreement dated as of June 6, 2007 between Dobson Communications Corporation and Bruce K. Knooihuizen.	(1)(10.1)
10.2	Employment Agreement dated as of June 6, 2007 between Dobson Communications Corporation and Frank A. Franzese.	(1)(10.2)
10.3	Employment Agreement dated as of June 6, 2007 between Dobson Communications Corporation and Timothy J. Duffy.	(1)(10.3)
10.4	Employment Agreement dated as of June 6, 2007 between Dobson Communications Corporation and R. Thomas Morgan.*	(4)
10.5	Employment Agreement dated as of June 6, 2007 between Dobson Communications Corporation and Thomas K. Roberts.*	(4)
10.6	Employment Agreement dated as of June 6, 2007 between Dobson Communications Corporation and Trent W. LeForce.*	(4)
10.7	2007-1 Amendment to the Amended and Restated 2002 Employee Stock Purchase Agreement.	(2)(10.1)
10.8	Amendment to 2007 Performance Bonus Plan.	(2)(10.2)
10.9	Deferred Compensation Plan.	(2)(10.3)
10.10	Retention Bonus Plan.	(2)(10.4)
10.11	Joint Bidding Agreement, dated as of June 29, 2007, between Dobson Communications Corporation and AT&T Inc.†	(3)(10.5)
31.1	Rule 13a-14(a) Certification by our principal executive officer.	(4)
31.2	Rule 13a-14(a) Certification by our principal financial officer.	(4)
32.1	Section 1350 Certification by our principal executive officer.	(4)
32.2	Section 1350 Certification by our principal financial officer.	(4)

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on June 8, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 2, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A on August 9, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOBSON COMMUNICATIONS CORPORATION

Date: August 9, 2007	/s/ Steven P. Dussek Steven P. Dussek Chief Executive Officer and Director (principal executive officer)

Date: August 9, 2007	/s/ Bruce R. Knooihuizen Bruce R. Knooihuizen Executive Vice President and Chief Financial Officer (principal financial officer)

INDEX TO EXHIBITS

Exhibit		Method of
Numbers	Description	Filing

2.1	Agreement and Plan of Merger, dated June 29, 2007, by and among Dobson Communications Corporation, AT&T Inc. and Alpine Merger Sub, Inc.	(2)(2.1)
10.1	Employment Agreement dated as of June 6, 2007 between Dobson Communications Corporation and Bruce K. Knooihuizen.	(1)(10.1)
10.2	Employment Agreement dated as of June 6, 2007 between Dobson Communications Corporation and Frank A. Franzese.	(1)(10.2)
10.3	Employment Agreement dated as of June 6, 2007 between Dobson Communications Corporation and Timothy J. Duffy.	(1)(10.3)
10.4	Employment Agreement dated as of June 6, 2007 between Dobson Communications Corporation and R. Thomas Morgan.*	(4)
10.5	Employment Agreement dated as of June 6, 2007 between Dobson Communications Corporation and Thomas K. Roberts.*	(4)
10.6	Employment Agreement dated as of June 6, 2007 between Dobson Communications Corporation and Trent W. LeForce.*	(4)
10.7	2007-1 Amendment to the Amended and Restated 2002 Employee Stock Purchase Agreement.	(2)(10.1)
10.8	Amendment to 2007 Performance Bonus Plan.	(2)(10.2)
10.9	Deferred Compensation Plan.	(2)(10.3)
10.10	Retention Bonus Plan.	(2)(10.4)
10.11	Joint Bidding Agreement, dated as of June 29, 2007, between Dobson Communications Corporation and AT&T Inc.†	(3)(10.5)
31.1	Rule 13a-14(a) Certification by our principal executive officer.	(4)
31.2	Rule 13a-14(a) Certification by our principal financial officer.	(4)
32.1	Section 1350 Certification by our principal executive officer.	(4)
32.2	Section 1350 Certification by our principal financial officer.	(4)

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on June 8, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on July 2, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A on August 9, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed herewith.