Form 10-Q
period 2007-09-30
DOBSON COMMUNICATIONS CORP
filed 2007-11-09
CIK 1035985

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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

As of November 1, 2007, there were 168,013,165 shares of the registrant’s $.001 par value Class A common stock outstanding and 19,418,021 shares of the registrant’s $.001 par value Class B common stock outstanding.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$250,000,220	$117,063,914
Short-term investments	1,000,000	4,959,012
Accounts receivable, net	167,176,416	120,444,702
Inventory	13,618,143	20,906,425
Deferred tax assets (Note 9)	8,627,000	9,520,000
Prepaid expenses and other	16,290,832	12,786,577

Total current assets	456,712,611	285,680,630

PROPERTY, PLANT AND EQUIPMENT, net (Note 5)	493,125,166	512,201,828

OTHER ASSETS:
Restricted investments	4,397,000	4,397,000
Wireless license acquisition costs	1,941,759,772	1,941,226,745
Goodwill	671,442,097	670,510,237
Deferred financing costs, net of accumulated amortization of $12,169,708 in 2007 and $14,881,760 in 2006	27,236,876	35,946,611
Customer list, net of accumulated amortization of $113,129,831 in 2007 and $87,783,786 in 2006	15,535,221	40,881,264
Other non-current assets	3,222,947	3,907,944

Total other assets	2,663,593,913	2,696,869,801

Total assets	$3,613,431,690	$3,494,752,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$111,391,958	$96,840,064
Accrued expenses	44,642,983	48,579,970
Accrued interest payable	74,184,624	65,155,399
Deferred revenue and customer deposits	42,539,171	37,890,782
Accrued dividends payable	3,161,314	2,374,669
Current portion of credit facilities and debt securities	11,250,000	1,250,000

Total current liabilities	287,170,050	252,090,884

OTHER LIABILITIES:
Credit facilities and debt securities, net of current portion (Note 7)	2,652,946,727	2,605,105,934
Deferred tax liabilities	260,346,550	241,451,899
Minority interest	7,204,963	6,465,131
Deferred gain on disposition of operating assets and other long-term liabilities	61,391,920	62,357,050
CONTINGENCIES (Note 11)
SERIES F CONVERTIBLE PREFERRED STOCK (Note 8)	115,205,260	135,695,389
STOCKHOLDERS’ EQUITY:
Class A common stock, $.001 par value, 325,000,000 shares authorized and 154,832,367 shares issued at September 30, 2007 and 151,556,978 shares issued at December 31, 2006	154,832	151,557
Convertible Class B common stock, $.001 par value, 70,000,000 shares authorized and 19,418,021 shares issued at September 30, 2007 and December 31, 2006	19,418	19,418
Convertible Class C common stock, $.001 par value, 4,226 shares authorized and no shares issued at September 30, 2007 and December 31, 2006	—	—
Convertible Class D common stock, $.001 par value, 33,000 shares authorized and no shares issued at September 30, 2007 and December 31, 2006	—	—
Paid-in capital	1,472,292,278	1,441,402,795
Accumulated deficit	(1,241,604,437)	(1,249,986,135)
Accumulated other comprehensive loss	(1,695,871)	(1,663)

Total stockholders’ equity	229,166,220	191,585,972

Total liabilities and stockholders’ equity	$3,613,431,690	$3,494,752,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

OPERATING REVENUE:
Service revenue	$274,830,998	$232,323,327	$793,557,099	$671,678,347
Roaming revenue	98,015,039	87,364,907	236,489,912	213,188,085
Equipment and other revenue	19,309,631	16,681,266	56,697,693	51,161,243

Total operating revenue	392,155,668	336,369,500	1,086,744,704	936,027,675

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	102,213,577	88,809,660	292,383,822	246,385,337
Cost of equipment	33,814,827	33,152,199	101,859,906	102,266,655
Marketing and selling	43,548,380	42,154,355	131,890,127	121,273,517
General and administrative	59,104,921	47,527,268	158,755,818	141,596,365
Depreciation and amortization	44,233,545	47,776,210	142,865,781	146,206,431
Gain on disposition of operating assets	(1,566,543)	(1,566,544)	(4,699,630)	(4,823,350)

Total operating expenses	281,348,707	257,853,148	823,055,824	752,904,955

OPERATING INCOME	110,806,961	78,516,352	263,688,880	183,122,720

OTHER (EXPENSE) INCOME:
Interest expense	(55,761,677)	(57,840,548)	(169,848,524)	(172,661,312)
Loss from extinguishment of debt (Note 7)	—	—	(57,578,235)	(12,717,192)
Loss on redemption of mandatorily redeemable preferred stock (Note 8)	—	—	—	(1,482,262)
Dividends on mandatorily redeemable preferred stock (Note 8)	—	—	—	(709,574)
Other income, net	2,946,734	1,810,449	6,991,294	5,345,527

INCOME BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	57,992,018	22,486,253	43,253,415	897,907
Minority interest in income of subsidiaries	(2,724,326)	(2,447,032)	(7,458,977)	(6,979,557)

INCOME (LOSS) BEFORE INCOME TAXES	55,267,692	20,039,221	35,794,438	(6,081,650)
Income tax (expense) benefit	(29,063,929)	7,938,788	(22,086,375)	17,120,225

NET INCOME	26,203,763	27,978,009	13,708,063	11,038,575
DIVIDENDS ON PREFERRED STOCK	(1,255,503)	(2,035,430)	(5,326,365)	(6,784,769)

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$24,948,260	$25,942,579	$8,381,698	$4,253,806

BASIC NET INCOME APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$0.14	$0.15	$0.05	$0.03

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	172,638,721	170,482,730	171,775,323	169,996,467

DILUTED NET INCOME APPLICABLE TO COMMON STOCKHOLDERS PER COMMON SHARE	$0.13	$0.14	$0.05	$0.02

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	207,826,514	205,190,796	177,110,691	173,042,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2007

	Stockholders’ Equity
								Accumulated
		Class A		Class B				Other	Total
	Comprehensive	Common Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Income	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
	(Unaudited)

DECEMBER 31, 2006	(1,663)	151,556,978	$151,557	19,418,021	$19,418	$1,441,402,795	$(1,249,986,135)	$(1,663)	$191,585,972
Net income	13,708,063	—	—	—	—	—	13,708,063	—	13,708,063
Unrealized gain on investment	120	—	—	—	—	—	—	120	120
Cash flow hedging derivatives, net of tax	(1,694,328)	—	—	—	—	—	—	(1,694,328)	(1,694,328)

Total comprehensive income	$12,012,192

Series F preferred stock dividends		—	—	—	—	—	(5,326,365)	—	(5,326,365)
Share-based compensation		—	—	—	—	6,451,608	—	—	6,451,608
Issuance of common stock		3,275,389	3,275	—	—	24,437,875	—	—	24,441,150

SEPTEMBER 30, 2007		154,832,367	$154,832	19,418,021	$19,418	$1,472,292,278	$(1,241,604,437)	$(1,695,871)	$229,166,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,
	2007	2006
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,708,063	$11,038,575
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions —
Depreciation and amortization	142,865,781	146,206,431
Amortization of bond discounts and premiums and deferred financing costs	3,053,304	4,403,274
Deferred income taxes	20,008,747	(17,669,360)
Mandatorily redeemable preferred stock dividends	—	709,574
Loss on redemption of mandatorily redeemable preferred stock	—	1,482,262
Loss from extinguishment of debt	57,578,235	12,717,192
Gain on disposition of operating assets	(4,699,630)	(4,823,350)
Share-based compensation	6,451,608	5,464,142
Other operating activities	8,051,965	7,006,148
Changes in current assets and liabilities —
Accounts receivable	(46,731,714)	(3,875,411)
Inventory	7,288,282	(2,588,599)
Prepaid expenses and other	(4,104,255)	(6,432,862)
Accounts payable	14,551,894	(30,444,951)
Accrued expenses	5,092,238	7,280,044
Deferred revenue and customer deposits	4,648,389	4,626,935

Net cash provided by operating activities	227,762,907	135,100,044

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(99,334,811)	(116,540,105)
Purchase of wireless licenses and properties	(340,981)	(45,210,501)
Purchase of wireless licenses and properties	—	(17,000,000)
Proceeds from the sale of assets	1,328,253	11,829
Sales (purchases) of short-term investments, net	3,959,131	(5,352,591)
Other investing activities	31,584	(284,928)

Net cash used in investing activities	(94,356,824)	(184,376,296)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities and debt securities	900,000,000	362,500,000
Repayments and repurchases of credit facilities and debt securities	(841,219,500)	(241,989,166)
Distributions to minority interest holders	(6,719,144)	(7,145,336)
Redemption of mandatorily redeemable preferred stock	—	(41,682,819)
Preferred stock dividends paid	(4,071,862)	(4,070,762)
Exchange offer costs	—	(47,573)
Debt financing costs	(5,855,004)	(5,119,293)
Debt securities tender premium	(46,785,491)	—
Issuance of common stock and other financing activities	4,181,224	3,196,948

Net cash (used in) provided by financing activities	(469,777)	65,641,999

NET INCREASE IN CASH AND CASH EQUIVALENTS	132,936,306	16,365,747
CASH AND CASH EQUIVALENTS, beginning of period	117,063,914	196,450,044

CASH AND CASH EQUIVALENTS, end of period	$250,000,220	$212,815,791

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest	$156,752,278	$161,631,805
Income taxes	$1,256,835	$900,703
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Preferred stock converted into Class A common stock	$20,955,645	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The condensed consolidated balance sheet of Dobson Communications Corporation, or DCC, and subsidiaries, referred to collectively as the Company, as of September 30, 2007, the condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006, the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2007 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

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

The Company’s accumulated other comprehensive loss, net of income tax benefit, was approximately $1.7 million as of September 30, 2007. See Note 6 for further discussion of hedge accounting.

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

The Company has reviewed its various tax positions. The vast majority of its tax positions concern the timing of the income or deduction and not the measurement of the deduction. Because the Company has loss carryforwards in its primary tax jurisdictions, the movement of a deduction or income item to a different period would not generally result in a cash payment in the current period. The adoption of FIN 48 did not require the Company to recognize any additional liabilities or assets. Additionally, there are no unrecognized tax benefits at September 30, 2007. The Company’s tax years from 2003 to 2006 are considered open tax years and remain subject to examination for federal purposes.

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

The Company has three stock option plans, which were created to encourage its key employees by providing opportunities to participate in the ownership and future growth of the Company through the grant of incentive stock options and nonqualified stock options. As of September 30, 2007, the maximum remaining number of shares for which the Company may grant options under the plans totaled 8,501,484 shares of Class A common stock. All stock options have been issued with an option price at, or higher than, the market price on the date of grant with an expiration of ten years from the grant date and vest at either a rate of 20% or 25% per year. SFAS No. 123(R) requires the Company to estimate forfeitures in calculating the cost related to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. The Company uses forfeiture rates ranging from 0% to 20% depending upon the remaining term of the option. The cumulative adjustment to include estimated forfeitures in the calculation was approximately $1.4 million for the nine months ended September 30, 2007 and approximately $0.6 million for the nine months ended September 30, 2006. This amount was recorded as a reduction in general and administrative expense, cost of service, and marketing and selling expense in 2007 and 2006 and was not presented separately in the Condensed Consolidated Statements of Operations.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model that uses the weighted average assumptions noted in the following table:

	Nine Months
	Ended September 30,
	2007	2006

Expected term (in years)	6	6
Weighted average expected volatility	80.5%	124.1%
Expected dividends	0%	0%
Weighted average risk-free rate	4.5%	4.7%

Expected volatility of stock options is based on historical experience and implied volatility of the Company’s traded options and the risk-free rate is based on U.S. Treasury bond rates.

A summary of option activity during the nine months ended September 30, 2007 is presented below:

		Weighted	Weighted Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value(1)
			(In years)

Outstanding, beginning of period	11,377,200	$3.80
Granted	2,020,100	$8.83
Exercised	(849,649)	$3.61
Forfeited or expired	(89,975)	$7.06

Outstanding, end of period	12,457,676	$4.61	7	$101,911,257

Vested and expected to vest	11,646,212	$4.46	7	$96,983,875

Exercisable, end of period	7,032,342	$3.37	6	$66,357,637

(1)	Calculated using the closing stock price of $12.79 on September 28, 2007.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair value per share of options granted was $6.34 for the nine months ended September 30, 2007 and $6.65 for the nine months ended September 30, 2006. The intrinsic value of options exercised was approximately $5.3 million during the nine months ended September 30, 2007 and $6.1 million during the nine months ended September 30, 2006. Intrinsic value is the difference between the Company’s closing stock price on the day the options were exercised and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises for the nine months ended September 30, 2007 were $3,064,322 and $2,666,776 for the nine months ended September 30, 2006.

A summary of the Company’s non-vested options as of September 30, 2007, and any changes during the nine month period ending September 30, 2007, is presented below:

		Weighted
	Number of	Average Grant
	Options	Date Fair Value

Non-vested, beginning of period	5,391,508	$4.05
Granted	2,020,100	$6.34
Vested	(1,896,300)	$3.20
Forfeited	(89,975)	$7.06

Non-vested, end of period	5,425,333	$5.01

At September 30, 2007, unrecognized compensation expense relating to non-vested options totaled approximately $18.0 million. This expense is expected to be recognized over a weighted-average period of three years or at the date of a change in control, resulting in the acceleration of vesting of the outstanding unvested options.

The Company’s Employee Stock Purchase Plan, or ESPP, which was terminated effective June 29, 2007, provided for 1,000,000 shares of the Company’s Class A common stock to be reserved for issuance upon exercise of purchase rights which could have granted under the ESPP. The ESPP was designed to encourage stock ownership by the Company’s employees. Employees elected to participate in the plan semi-annually. The plan period was six months. Shares were purchased at 85% of the market price of the Company’s Class A common stock. The price was determined as the lower of the price at the initial date or at the end of the six-month period. The fair value of shares offered through the ESPP was estimated and recognized over each semi-annual participation period. An amendment to the Company’s Amended and Restated Employee Stock Purchase Plan was approved to amend the purchase period under the plan such that the final purchase period ended effective as of June 28, 2007.

On January 1, 2006, the Company adopted the modified prospective transition method provided for under SFAS No. 123(R). The Company recognized share-based compensation totaling approximately $6.5 million ($4.0 million, net of tax) for the nine months ended September 30, 2007 and approximately $5.5 million ($3.5 million, net of tax) for the nine months ended September 30, 2006.

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

Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials and overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provision for depreciation is provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense was approximately $117.4 million for the nine months ended September 30, 2007 and approximately $120.3 million for the nine months ended September 30, 2006.

Listed below are the gross property, plant and equipment amounts and the related accumulated depreciation as of the dates indicated.

	September 30,	December 31,
	2007	2006
	($ in thousands)

Gross property, plant and equipment	$1,370,901	$1,273,874
Accumulated depreciation	(877,776)	(761,672)

Property, plant and equipment, net	$493,125	$512,202

6.	Derivative Financial Instruments:

In accordance with the ACC credit agreement, ACC is required to maintain hedge agreements to the extent necessary to provide that at least 30% of the aggregate principal amount of consolidated total debt of ACC is subject to either a fixed interest rate or interest rate protection for a period of not less than three years.

On June 11, 2007, in accordance with the terms of the ACC credit agreement, ACC entered into an interest rate swap agreement with Bear Sterns Capital Markets Inc. as the counterparty. Under the terms of the swap agreement, ACC is required to make quarterly fixed rate payments to the counterparty calculated based on a notional amount of

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$129.0 million at a fixed rate of 5.445% plus a factor based on ACC’s leverage, while the counterparty is obligated to make quarterly floating rate payments to ACC based on the three-month London Interbank Offered Rate, or LIBOR, on the same referenced notional amount. The swap agreement has a termination date of July 1, 2010, subject to adjustment in certain circumstances. Notwithstanding the terms of the interest rate swap transaction, ACC is ultimately obligated for all amounts due and payable under the ACC credit agreement.

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

The critical terms, such as the index, settlement dates, and notional amounts, of the derivative instruments were substantially the same as the provisions of the hedged borrowings under the credit agreement. As a result, no material ineffectiveness of the cash-flow hedges was recorded in the condensed consolidated statements of operations.

At September 30, 2007, there was a loss of approximately $1.7 million, net of income tax benefit, on this derivative instrument in accumulated other comprehensive loss.

7.	Credit Facilities and Debt Securities:

The Company’s credit facilities and debt securities as of September 30, 2007 and December 31, 2006 consisted of the following:

	September 30,	December 31,
	2007	2006
	($ in thousands)

ACC credit facility	$897,750	$124,688
DCC senior floating rate notes	150,000	150,000
1.50% DCC senior convertible debentures	160,000	160,000
8.875% DCC senior notes	419,681	419,681
8.375% DCS senior notes	250,000	250,000
9.875% DCS senior notes	325,000	325,000
8.375% DCS series B senior notes, including premium	259,470	261,174
10.0% ACC senior notes	185,718	900,000
Other debt securities, net	16,578	15,813

Total credit facilities and debt securities	2,664,197	2,606,356
Less: current portion of credit facilities and debt securities	11,250	1,250

Credit facilities and debt securities, net of current portion	$2,652,947	$2,605,106

ACC Senior Secured Credit Facility

On March 15, 2007, ACC entered into a new senior secured credit facility consisting of:

•	A 7-year $900.0 million senior secured single draw term loan facility;

•	A 7-year $75.0 million senior secured delayed draw term loan facility; and

•	A 5-year $75.0 million senior secured revolving credit facility.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest on the credit facility is currently based on a LIBOR formula plus a spread. However, at ACC’s option, interest on the credit facility can be subject to the greater of the prime rate or the federal funds effective rate plus a spread.

The delayed draw term loan facility may be drawn in as many as three draws at ACC’s option prior to the first anniversary after the closing of the credit facility. The revolving credit facility will be available on a revolving basis for a period of five years after the closing of the credit facility. At September 30, 2007, $897.8 million was outstanding under this credit facility.

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

Under the credit facility, there are mandatory scheduled principal payments of the term loan facilities and no reductions in commitments under the revolving credit facility. Each term loan facility amortizes in an amount equal to 0.25% per quarter, starting with the quarter ended June 30, 2007 and quarterly through December 31, 2013, with the balance due in March 2014. The revolving credit facility is scheduled to mature in March 2012.

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

The proceeds from ACC’s new term loan facility were used to repurchase approximately $714.3 million of ACC’s 10.0% senior notes due 2011 (described below), to repay the entire amount owed of approximately

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$124.7 million plus accrued interest on ACC’s previous senior secured credit facility, and to pay transaction costs, including a tender premium in connection with the repurchase of ACC’s 10.0% senior notes of approximately $46.8 million and approximately $5.5 million related to establishing the new credit facility. The revolving credit facility and delayed term loan facility are available for general corporate purposes.

DCS Senior Secured Credit Facility

DCS’ senior secured credit facility, which matures on October 23, 2008, currently consists of a $75.0 million senior secured revolving credit facility.

The DCS credit facility is guaranteed by the Company, Dobson Operating Co., LLC, or DOC, and DOC Lease Co., LLC, and is secured by a first priority security interest in all of the tangible and intangible assets of DCS. The DCS credit facility is not guaranteed by ACC or any of its subsidiaries. As of September 30, 2007 and December 31, 2006, the Company had no borrowings under this credit facility.

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

On March 15, 2007, ACC repurchased $711.0 million of its 10.0% senior notes due 2011. The total consideration for each $1,000 principal amount of notes was $1,065.56, plus accrued interest. This amount included a consent fee of $30.00 per note. In addition, on March 21, 2007, ACC repurchased an additional $3.3 million of its 10.0% senior notes due 2011. The total consideration for each $1,000 principal amount of notes was $1,035.56, plus accrued interest. ACC reported a loss from extinguishment of debt of approximately $57.6 million as a result of these repurchases. At September 30, 2007, there was $185.7 million aggregate principal amount outstanding of 10.0% senior notes.

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

8.	Redeemable Preferred Stock:

As of September 30, 2007 and December 31, 2006, the Company’s authorized and outstanding preferred stock was as follows:

	Number of	Number of	Number of
	Shares	Shares	Shares
	Authorized at	Outstanding at	Outstanding at			Liquidation	Mandatory
	September 30,	September 30,	December 31,	Par Value		Preference	Redemption	Voting
Class	2007	2007	2006	per Share	Dividends	per Share	Date	Rights

Series F	1,900,000	645,151	759,896	$1.00	6% Cumulative	$178.571	Aug. 18, 2016	Non-voting
Other	4,100,000	—	—	—	—	—	—	—

	6,000,000	645,151	759,896

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

Dividends on Preferred Stock

The Company recorded dividends on its conditionally redeemable preferred stock of $5.3 million for the nine months ended September 30, 2007, which consisted of unpaid accrued dividends on its Series F preferred stock. Unpaid accrued dividends are included in determining the Company’s net loss applicable to common stockholders. On March 8, 2007, the Company declared a 6% cash dividend on its outstanding Series F convertible preferred stock. The dividend was paid on April 16, 2007 to holders of record at the close of business on March 31, 2007. Holders of the shares of the Series F convertible preferred stock received a cash payment of $5.3571 per share held on the record date. The cash dividend covered the period October 15, 2006 through April 14, 2007.

The Company recorded dividends on its mandatorily redeemable preferred stock of $0.7 million for the nine months ended September 30, 2006, which are included in determining the Company’s net loss. The Company recorded dividends on its conditionally redeemable preferred stock of $6.8 million for the nine months ended September 30, 2006, which consisted of unpaid accrued dividends on its Series F preferred stock. Unpaid accrued dividends are included in determining the Company’s net loss applicable to common stockholders.

Redemption of Series F Convertible Preferred Stock

In accordance with the AT&T merger agreement, the Company called for redemption all of the outstanding shares of its Series F convertible preferred stock by mailing a notice of redemption on August 20, 2007, which we refer to as the “Redemption Notice,” to each holder of shares of the Series F convertible preferred stock in accordance with the terms of the certificate of designation of the Series F convertible preferred stock. The Redemption Notice specified that all outstanding shares of the Series F convertible preferred stock would be redeemed on October 4, 2007 at the redemption price in cash of $178.571 per share (which represented 100% of the liquidation preference), plus all accumulated and unpaid dividends thereon to October 4, 2007. The Redemption Notice also specified that holders of Series F convertible preferred stock would no longer have the right to voluntarily convert shares of the Series F convertible preferred stock into Class A common stock of the Company after the close of business on the business day immediately preceding October 4, 2007. As of September 30, 2007, 114,745 shares of the Series F convertible preferred stock had been voluntarily converted into 2,341,727 shares of Class A common stock. Subsequent to September 30, 2007, 643,315 of the remaining shares of Series F convertible preferred stock were voluntarily converted into 13,128,838 shares of Class A common stock. Holders of the remaining 1,836 shares of Series F convertible preferred stock did not convert their shares in accordance with the terms of the Certificate of Designation, and, consequently, the Company redeemed those shares on the October 4, 2007 redemption date at the redemption price. The total cash payment for the shares of Series F convertible preferred stock redeemed by the Company on October 4, 2007 was $337,310. As of October 4, 2007, all shares of Series F convertible preferred stock had been either voluntarily converted into Class A common stock or redeemed. On October 8, 2007, all shares of Series F convertible preferred stock were retired. See Note 13 for a description of the pending acquisition of the Company by AT&T.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Deferred Tax Assets:

As of September 30, 2007, the Company had a deferred tax asset balance of approximately $412.7 million against which it had recorded a valuation allowance of approximately $94.8 million, thus resulting in net deferred tax assets of approximately $317.9 million. The Company currently has deferred tax assets resulting from federal and state loss carryforwards and deductible temporary differences, which are available to reduce future income taxes. The federal tax loss carryforwards expire from 2019 to 2026.

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

SFAS No. 128, “Earnings Per Share,” requires two presentations of earnings per share — “basic” and “diluted.” Basic earnings applicable to common stockholders per common share is computed by dividing earnings available to common stockholders (the numerator) by the weighted-average number of shares (the denominator) for the period. The computation of diluted earnings applicable to common stockholders per common share is similar to basic earnings applicable to common stockholders per common share, except that the numerator excludes any interest or dividends from dilutive convertible debt or preferred stock and the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive shares had been issued, unless the effect of the additional shares is antidilutive. Dilutive shares represent the amount of additional shares that would be required to be issued if all the options that are “in the money” were exercised and if all the convertible preferred stock and debt were converted. For the three months ended September 30, 2007, shares that were dilutive were 6.5 million shares that represent the estimated amount of additional shares that would have been issued if the options that were “in the money” were exercised, 15.5 million shares of senior convertible debentures and shares of the Company’s Series F convertible preferred stock, which were convertible into 13.2 million shares of the Company’s Class A common stock. For the three months ended September 30, 2006, shares that were dilutive were the 3.7 million shares that represent the estimated amount of additional shares that would have been issued if the options that were “in the money” were exercised, 15.5 million shares of senior convertible debentures and shares of the Company’s Series F convertible preferred stock, which were convertible into 15.5 million shares of the Company’s Class A common stock. For the nine months ended September 30, 2007 and 2006, shares that were

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dilutive were 5.3 million and 3.0 million shares, respectively, that represent the estimated amount of additional shares that would have been issued if the options that were “in the money” were exercised. The table below sets forth the detailed computation of the Company’s basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	($ in thousands, except per share data)

Basic Earnings per Share
Net income	$26,204	$27,978	$13,708	$11,039
Dividends on preferred stock	(1,256)	(2,035)	(5,326)	(6,785)

Net income applicable to common stockholders	$24,948	$25,943	$8,382	$4,254

Basic net income applicable to common stockholders per common share:
Net income	$0.15	$0.16	$0.08	$0.07
Dividends on preferred stock	(0.01)	(0.01)	(0.03)	(0.04)

Basic net income applicable to common stockholders per common share	$0.14	$0.15	$0.05	$0.03

Basic weighted average common shares outstanding	172,638,721	170,482,730	171,775,323	169,996,467

Diluted Earnings per Share
Net income	$26,204	$27,978	$13,708	$11,039
Additional net income from convertible debt	390	390	1,170	—

Diluted net income	26,594	28,368	14,878	11,039
Dividends on preferred stock	—	—	(5,327)	(6,785)

Diluted net income applicable to common stockholders	$26,594	$28,368	$9,551	$4,254

Diluted net income applicable to common stockholders per common share:
Net income	$0.13	$0.14	$0.07	$0.06
Additional net income from convertible debt	—	—	0.01	—
Dividends on preferred stock	—	—	(0.03)	(0.04)

Diluted net income applicable to common stockholders per common share	$0.13	$0.14	$0.05	$0.02

Weighted average common shares outstanding	172,638,721	170,482,730	171,775,323	169,996,467
Additional shares from options in the money	6,490,518	3,669,062	5,335,368	3,045,715
Additional shares from Series F preferred stock	13,166,315	15,508,044	—	—
Additional shares from convertible debt	15,530,960	15,530,960	—	—

Diluted weighted average common shares outstanding	207,826,514	205,190,796	177,110,691	173,042,182

11.	Contingencies:

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

On March 20, 2007, after a hearing, the trial court approved the settlement agreement and issued a Final Order and Judgment. On April 19, 2007, an individual (who had filed an objection to the settlement and who was not a class member) filed a purported appeal of the Final Order and Judgment approving the settlement. On

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 5, 2007, the appeal was dismissed for lack of prosecution by the Court of Appeals and thereafter the settlement process will proceed. The Company does not expect to incur significant additional expenses in connection with the final resolution of this litigation.

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

Set forth below is supplemental condensed consolidating financial information as required by DCC’s indenture for its 8.875% senior notes due 2013, and by the DCS credit facility. The statement of operations information is presented without parent recognition of subsidiary results. Included are the condensed consolidating balance sheets of the Company as of September 30, 2007 and December 31, 2006 and the statements of operations and statements of cash flows of the Company for the nine months ended September 30, 2007 and 2006. Neither DCS, ACC, the non-guarantor subsidiaries, nor any of their subsidiaries guarantee any of DCC’s debt securities. DCC, DCS and its subsidiaries do not guarantee any of ACC’s outstanding debt. Neither DCC, the non-guarantor subsidiaries, nor ACC and its subsidiaries guarantee any of DCS’ outstanding debt securities. However, DCS’ subsidiaries do guarantee DCS’ debt securities. See Note 7 for a description of the Company’s debt securities.

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2007

			Non-
	Dobson	American	Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated
	(Unaudited)
	($ in thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$167,392	$50,792	$23,974	$7,842	$—	$250,000
Short-term investments	—	—	—	1,000	—	1,000
Accounts receivable, net	104,618	62,438	103	18	—	167,177
Inventory	10,279	3,339	—	—	—	13,618
Prepaid expenses and other	16,879	8,009	30	—	—	24,918

Total current assets	299,168	124,578	24,107	8,860	—	456,713

PROPERTY, PLANT AND EQUIPMENT, net	300,816	192,309	—	—	—	493,125

OTHER ASSETS:
Net intercompany (payable) receivable	7,924	(3,349)	54,962	707,629	(767,166)	—
Restricted investments	4,375	22	—	—	—	4,397
Wireless license acquisition costs	1,127,827	799,845	9,676	4,412	—	1,941,760
Goodwill	47,267	623,033	—	1,142	—	671,442
Deferred financing costs, net	9,294	6,770	—	11,173	—	27,237
Customer list, net	4,149	11,386	—	—	—	15,535
Other non-current assets	25,415	713	1,095	1,624,373	(1,648,373)	3,223

Total other assets	1,226,251	1,438,420	65,733	2,348,729	(2,415,539)	2,663,594

Total assets	$1,826,235	$1,755,307	$89,840	$2,357,589	$(2,415,539)	$3,613,432

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$87,957	$23,435	$—	$—	$—	$111,392
Accrued expenses	26,024	18,619	—	—	—	44,643
Accrued interest payable	30,824	20,414	—	22,947	—	74,185
Deferred revenue and customer deposits	23,514	18,721	304	—	—	42,539
Accrued dividends payable	—	—	—	3,161	—	3,161
Current portion of credit facilities and debt securities	—	11,250	—	—	—	11,250

Total current liabilities	168,319	92,439	304	26,108	—	287,170

OTHER LIABILITIES:
Credit facilities and debt securities, net	1,601,636	1,088,796	—	729,681	(767,166)	2,652,947
Deferred tax liabilities (assets)	192,087	145,728	1,976	(79,444)	—	260,347
Deferred gain on disposition of operating assets and other non-current liabilities	41,543	27,054	—	—	—	68,597
SERIES F CONVERTIBLE PREFERRED STOCK	—	—	—	115,205	—	115,205
STOCKHOLDERS’ (DEFICIT) EQUITY	(177,350)	401,290	87,560	1,566,039	(1,648,373)	229,166

Total liabilities and stockholders’ (deficit) equity	$1,826,235	$1,755,307	$89,840	$2,357,589	$(2,415,539)	$3,613,432

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2006

			Non-
	Dobson	American	Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated
	($ in thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,094	$36,453	$22,966	$3,551	$—	$117,064
Short-term investments	—	—	—	4,959	—	4,959
Accounts receivable, net	73,342	47,103	—	—	—	120,445
Inventory	15,744	5,162	—	—	—	20,906
Prepaid expenses and other	13,448	8,838	20	—	—	22,306

Total current assets	156,628	97,556	22,986	8,510	—	285,680

PROPERTY, PLANT AND EQUIPMENT, net	321,511	190,691	—	—	—	512,202

OTHER ASSETS:
Net intercompany receivable (payable)	40,426	(12,135)	56,471	682,404	(767,166)	—
Restricted investments	4,375	22	—	—	—	4,397
Wireless license acquisition costs	1,127,303	799,835	9,677	4,412	—	1,941,227
Goodwill	47,267	622,101	—	1,142	—	670,510
Deferred financing costs, net	10,456	13,221	—	12,270	—	35,947
Customer list, net	10,200	30,681	—	—	—	40,881
Other non-current assets	26,076	596	1,236	1,624,373	(1,648,373)	3,908

Total other assets	1,266,103	1,454,321	67,384	2,324,601	(2,415,539)	2,696,870

Total assets	$1,744,242	$1,742,568	$90,370	$2,333,111	$(2,415,539)	$3,494,752

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$66,705	$30,135	$—	$—	$—	$96,840
Accrued expenses	36,968	11,728	(102)	(14)	—	48,580
Accrued interest payable	12,332	39,784	—	13,039	—	65,155
Deferred revenue and customer deposits	19,348	16,195	2,348	—	—	37,891
Accrued dividends payable	—	—	—	2,375	—	2,375
Current portion of credit facilities and debt securities	—	1,250	—	—	—	1,250

Total current liabilities	135,353	99,092	2,246	15,400	—	252,091

OTHER LIABILITIES:
Credit facilities and debt securities, net of current portion	1,603,340	1,039,251	—	729,681	(767,166)	2,605,106
Deferred tax liabilities (assets)	168,416	155,958	1,481	(84,403)	—	241,452
Deferred gain on disposition of operating assets and other non-current liabilities	42,860	25,962	—	—	—	68,822
SERIES F CONVERTIBLE PREFERRED STOCK	—	—	—	135,695	—	135,695
STOCKHOLDERS’ (DEFICIT) EQUITY	(205,727)	422,305	86,643	1,536,738	(1,648,373)	191,586

Total liabilities and stockholders’ (deficit) equity	$1,744,242	$1,742,568	$90,370	$2,333,111	$(2,415,539)	$3,494,752

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2007

			Non-
	Dobson	American	Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated
	(Unaudited)
	($ in thousands)

OPERATING REVENUE:
Service revenue	$473,547	$320,010	$—	$—	$—	$793,557
Roaming revenue	128,561	107,929	—	—	—	236,490
Equipment and other revenue	46,208	20,452	—	—	(9,962)	56,698

Total operating revenue	648,316	448,391	—	—	(9,962)	1,086,745

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization shown separately below)	176,122	122,049	—	—	(5,787)	292,384
Cost of equipment	60,126	41,734	—	—	—	101,860
Marketing and selling	76,375	56,197	(682)	—	—	131,890
General and administrative	87,771	69,116	30	6,014	(4,175)	158,756
Depreciation and amortization	83,045	59,690	131	—	—	142,866
Gain on disposition of operating assets	(2,551)	(2,149)	—	—	—	(4,700)

Total operating expenses	480,888	346,637	(521)	6,014	(9,962)	823,056

OPERATING INCOME	167,428	101,754	521	(6,014)	—	263,689

OTHER (EXPENSE) INCOME:
Interest expense	(112,828)	(71,393)	—	(41,774)	56,146	(169,849)
Loss from extinguishment of debt	—	(57,578)	—	—	—	(57,578)
Other income, net	4,690	1,073	891	56,483	(56,146)	6,991

INCOME (LOSS) BEFORE MINORITY INTERESTS IN INCOME OF SUBSIDIARIES AND INCOME TAXES	59,290	(26,144)	1,412	8,695	—	43,253
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	(7,459)	—	—	—	—	(7,459)

INCOME (LOSS) BEFORE INCOME TAXES	51,831	(26,144)	1,412	8,695	—	35,794
Income tax (expense) benefit	(23,456)	6,824	(494)	(4,960)	—	(22,086)

NET INCOME (LOSS)	$28,375	$(19,320)	$918	$3,735	$—	$13,708

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2006

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

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007

			Non-
	Dobson	American	Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated
	(Unaudited)
	($ in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$28,375	$(19,320)	$918	$3,735	$—	$13,708
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects of acquisitions —
Depreciation and amortization	83,045	59,690	131	—	—	142,866
Amortization of bond discounts and premiums and deferred financing costs	(189)	2,133	—	1,109	—	3,053
Deferred income taxes	22,918	(8,363)	494	4,960	—	20,009
Loss from extinguishment of debt	—	57,578	—	—	—	57,578
Gain on disposition of operating assets	(2,551)	(2,149)	—	—	—	(4,700)
Share-based compensation	—	—	—	6,452	—	6,452
Other operating activities	8,032	21	—	—	—	8,053
Changes in current assets and liabilities — Accounts receivable	(31,277)	(15,335)	(102)	(18)	—	(46,732)
Inventory	5,465	1,823	—	—	—	7,288
Prepaid expenses and other	(2,677)	(1,417)	(10)	—	—	(4,104)
Accounts payable	21,252	(6,700)	—	—	—	14,552
Accrued expenses	7,549	(12,479)	102	9,920	—	5,092
Deferred revenue and customer deposits	4,166	2,526	(2,044)	—	—	4,648

Net cash provided by (used in) operating activities	144,108	58,008	(511)	26,158	—	227,763

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(57,121)	(42,214)	—	—	—	(99,335)
Decrease (increase) in receivable-affiliates	33,239	(9,523)	1,509	(25,225)	—	—
Sales of short-term investments	—	—	—	3,959	—	3,959
Other investing activities	144	865	10	—	—	1,019

Net cash (used in) provided by investing activities	(23,738)	(50,872)	1,519	(21,266)	—	(94,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities and debt securities	—	900,000	—	—	—	900,000
Repayments and repurchases of credit facilities and debt securities	—	(841,220)	—	—	—	(841,220)
Distributions to minority interest holders	(6,719)	—	—	—	—	(6,719)
Preferred stock dividends	—	—	—	(4,072)	—	(4,072)
Debt financing costs	(353)	(5,490)	—	(12)	—	(5,855)
Debt securities tender premium	—	(46,785)	—	—	—	(46,785)
Other financing activities	—	698	—	3,483	—	4,181

Net cash (used in) provided by financing activities	(7,072)	7,203	—	(601)	—	(470)

NET INCREASE IN CASH AND CASH EQUIVALENTS	113,298	14,339	1,008	4,291	—	132,936
CASH AND CASH EQUIVALENTS, beginning of period	54,094	36,453	22,966	3,551	—	117,064

CASH AND CASH EQUIVALENTS, end of period	$167,392	$50,792	$23,974	$7,842	$—	$250,000

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006

			Non-
	Dobson	American	Guarantor
	Cellular	Cellular	Subsidiaries	Parent	Eliminations	Consolidated
	(Unaudited)
	($ in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,487)	$(586)	$647	$16,465	$—	$11,039
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of effects of acquisitions —
Depreciation and amortization	85,331	60,745	130	—	—	146,206
Amortization of bond discounts and deferred financing costs	746	2,554	—	1,103	—	4,403
Deferred income taxes	(12,280)	(1,873)	369	(3,885)	—	(17,669)
Mandatorily redeemable preferred stock dividends	—	—	—	709	—	709
Loss on redemption of mandatorily redeemable preferred stock	—	—	—	1,482	—	1,482
Loss from extinguishment of debt	12,549	—	—	168	—	12,717
Gain on disposition of operating assets	(2,622)	(2,201)	—	—	—	(4,823)
Share-based compensation	—	—	—	5,464	—	5,464
Other operating activities	6,971	35	—	—	—	7,006
Changes in current assets and liabilities —
Accounts receivable	679	(4,537)	(17)	—	—	(3,875)
Inventory	(3,664)	1,076	—	—	—	(2,588)
Prepaid expenses and other	(5,063)	(1,350)	(20)	—	—	(6,433)
Accounts payable	(33,771)	3,326	—	—	—	(30,445)
Accrued expenses	20,212	(23,285)	(17)	10,370	—	7,280
Deferred revenue and customer deposits	1,695	1,575	1,357	—	—	4,627

Net cash provided by operating activities	65,296	35,479	2,449	31,876	—	135,100

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(76,510)	(40,030)	—	—	—	(116,540)
Purchase of wireless licenses and properties	(9,616)	(35,595)	—	—	—	(45,211)
Deposit on FCC licenses	—	(17,000)	—	—	—	(17,000)
(Increase) decrease in receivable-affiliates	(8,433)	(2,607)	(202)	11,242	—	—
Purchase of short-term investments	(1,970)	—	—	(3,383)	—	(5,353)
Other investing activities	488	(718)	(42)	—	—	(272)

Net cash (used in) provided by investing activities	(96,041)	(95,950)	(244)	7,859	—	(184,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities and debt securities	262,500	100,000	—	—	—	362,500
Repurchases of debt securities	(241,989)	—	—	—	—	(241,989)
Distributions to minority interest holders	(7,145)	—	—	—	—	(7,145)
Redemption of mandatorily redeemable preferred stock	—	—	—	(41,683)	—	(41,683)
Preferred stock dividends paid	—	—	—	(4,071)	—	(4,071)
Deferred financing costs	(2,873)	(2,013)	—	(233)	—	(5,119)
Issuance of common stock and other financing activities	—	—	—	3,149	—	3,149

Net cash provided by (used in) financing activities	10,493	97,987	—	(42,838)	—	65,642

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,252)	37,516	2,205	(3,103)	—	16,366
CASH AND CASH EQUIVALENTS, beginning of period	89,814	76,611	21,874	8,151	—	196,450

CASH AND CASH EQUIVALENTS, end of period	$69,562	$114,127	$24,079	$5,048	$—	$212,816

DOBSON COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Acquisition of the Company by AT&T:

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

Completion of the Merger is subject to several conditions, including approval by the FCC and other customary closing conditions.

The respective Boards of Directors of the Company, AT&T and Merger Sub have approved the Merger Agreement. The Merger Agreement has also been adopted by Dobson CC Limited Partnership, or DCCLP, which owns shares of common stock representing approximately 56% of the voting power of the Company’s outstanding capital stock entitled to vote in connection with the Merger. Proxies for the adoption of the Merger Agreement have not been, and will not be, solicited from the other stockholders of the Company because no further stockholder action is required to approve the Merger.

The Company and DCCLP have agreed with AT&T not to solicit or facilitate competing transactions, subject to the terms of the Merger Agreement and a separate Support Agreement that DCCLP entered into with AT&T.

On November 5, 2007, the Company received notice that the U.S. District Court for the District of Columbia had preliminarily approved a consent decree filed by the U.S. Department of Justice that allows the Merger to proceed while requiring that AT&T divest Dobson’s operations in three rural service areas — one in Oklahoma and two in Kentucky — and the Cellular One brand that the Company currently owns. The rural service areas include Oklahoma rural service area, RSA, 5, an area outside of Oklahoma City; and two areas outside of Lexington, KY, Kentucky RSAs 6 and 8. These RSAs represent a small portion of Dobson’s overall customer base. AT&T must also divest the Cellular One brand, which is used by several independent wireless carriers. In addition, AT&T is required to divest minority interests it holds in wireless businesses operating in Texas RSA 9 and Missouri RSA 1. The West Virginia Public Service Commission and the Arizona Corporation Commission have also cleared the Merger. Final approval of the decree will occur after a mandated notice and comment period, but the parties are allowed to close the transaction in the interim. A review of the Merger is pending with the FCC.

On October 26, 2007, the Company gave notice to the holders of its $160 million aggregate principal amount of 1.50% Senior Convertible Debentures due 2025 that (i), if the Merger is consummated, the Merger will constitute a Fundamental Change and a Non-Stock Change of Control (as those terms are defined in the Indenture governing the Debentures) and the Debentures will become convertible pursuant to Section 15.01(a)(vi) of the Indenture, and (ii) it is anticipated that, on the terms and subject to the conditions set forth in the Merger Agreement, the Merger will become effective as early as November 15, 2007, subject to obtaining the required consents of the FCC, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the satisfaction or waiver of the other terms and conditions set forth in the Merger Agreement. If the Merger is consummated, each $1,000 principal amount of the Debentures will be convertible as a result of the Merger solely into an amount of cash amount (the “Conversion Amount”) equal to the sum of (i) $1,261.90 plus (ii) an amount determined based on the adjustment to the Conversion Rate contemplated by Section 15.04(b) of the Indenture, which adjustment cannot be calculated until the actual effective date of the Merger is known. There can be no assurance that the Merger will become effective on November 15, 2007 or any other date.

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

ACC is required to file with the Securities and Exchange Commission, or SEC, a Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2007. While we provide you with much of ACC’s financial and operational information, we refer you to ACC’s Quarterly Report for ACC’s stand-alone financial and operational results.

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

Completion of the Merger is subject to several conditions, including approval by the Federal Communications Commission, or FCC, and other customary closing conditions.

The respective Boards of Directors of the Company, AT&T and Merger Sub have approved the Merger Agreement. The Merger Agreement has also been adopted by Dobson CC Limited Partnership, or DCCLP, which owns shares of common stock representing approximately 56% of the voting power of our outstanding capital stock entitled to vote in connection with the Merger. Proxies for the adoption of the Merger Agreement have not been, and will not be, solicited from our other stockholders because no further stockholder action is required to approve the Merger.

We and DCCLP have agreed with AT&T not to solicit or facilitate competing transactions, subject to the terms of the Merger Agreement and a separate Support Agreement that DCCLP entered into with AT&T.

On November 5, 2007, the Company received notice that the U.S. District Court for the District of Columbia had preliminarily approved a consent decree filed by the U.S. Department of Justice that allows the Merger to proceed while requiring that AT&T divest Dobson’s operations in three rural service areas — one in Oklahoma and two in Kentucky — and the Cellular One brand that the Company currently owns. The rural service areas include Oklahoma rural service area, or RSA, 5, an area outside of Oklahoma City; and two areas outside of Lexington, KY, Kentucky RSAs 6 and 8. These RSAs represent a small portion of Dobson’s overall customer base. AT&T must also divest the Cellular One brand, which is used by several independent wireless carriers. In addition, AT&T is required to divest minority interests it holds in wireless businesses operating in Texas RSA 9 and Missouri RSA 1. The West Virginia Public Service Commission and the Arizona Corporation Commission have also cleared the Merger. Final approval of the decree will occur after a mandated notice and comment period, but the parties are allowed to close the transaction in the interim. A review of the Merger is pending with the FCC.

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

We have reviewed our various tax positions. The vast majority of our tax positions concern the timing of the income or deduction and not the measurement of the deduction. Because we have loss carryforwards in our primary tax jurisdictions, the movement of a deduction or income item to a different period would not generally result in a cash payment in the current period. The adoption of FIN 48 did not require us to recognize any additional liabilities or assets. Additionally, there are no unrecognized tax benefits at September 30, 2007. Our tax years from 2003 to 2006 are considered open tax years and remain subject to examination for federal purposes. Net operating loss carryforwards originating in certain years prior to 2003 are subject to examination and adjustment by federal taxing authorities.

Deferred Tax Assets

As of September 30, 2007, our deferred tax asset balance was approximately $412.7 million against which we have recorded a valuation allowance of approximately $94.8 million, thus resulting in net deferred tax assets of approximately $317.9 million. We currently have deferred tax assets resulting from federal and state loss carryforwards and deductible temporary differences, which are available to reduce future income taxes.

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

Changes in our deferred tax asset valuation allowance have occurred over the past seven years as our operations and capital structure have fluctuated and based upon the jurisdiction where taxable income has occurred or is expected to occur. We have generated taxable income in the recent past. Absent significant refinancing losses, such as the approximately $57.6 million loss recognized in the first nine months of 2007, we expect to generate taxable income in 2007 and beyond. We now expect to recognize taxable income in 2008 and in future years, including the effect of the decrease in annual interest expense associated with the first quarter 2007 refinancing of ACC’s indebtedness and a 70 basis point reduction in our consolidated weighted average interest rate. In addition, in 2010 our tax deductions for amortization of intangibles are expected to decrease from approximately $105.2 million per year to approximately $18.8 million per year in 2016 and beyond resulting in further increases to our taxable income. The federal tax loss carryforwards expire from 2019 to 2026.

Our projections of future taxable income include projected revenues, expenses and leverage levels and do not reflect the impact of the pending merger with AT&T. We believe that our projections use conservative revenues and cost increases over the relevant periods. The results of these projections indicate that we will generate sufficient taxable income over the relevant periods to recover our net deferred tax assets. We consider the potential impairment of our net deferred tax assets in our jurisdictions to be subject to significant judgment as we are utilizing projections to make the assessment. Changes in certain assumptions or decreased financial results could have a material effect on our realization of the net deferred tax assets.

ACQUISITIONS

We continually seek opportunities to acquire attractive wireless markets as part of our overall business strategy, particularly markets near our current service areas. On June 29, 2007, we entered into a Joint Bidding Agreement with AT&T that governs our participation in the upcoming 700 MHz spectrum auction if the closing of the merger has not occurred prior to the time that the FCC conducts such auction. We agreed that all bidding in such auction will be conducted through AT&T’s applicant in the auction. The merger agreement with AT&T also limits our ability to make acquisitions prior to the completion of the merger. The following are our most recent transactions.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

Key Operating Data

The following table summarizes our key operating data for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Market population(1)	12,672,900	12,052,700	12,672,900	12,052,700
Ending customers	1,767,600	1,588,600	1,767,600	1,588,600
Market penetration(2)	14.0%	13.2%	14.0%	13.2%
Gross customer additions	186,500	139,500	477,800	392,700
Average customers	1,743,500	1,575,100	1,701,500	1,556,800
Average monthly service revenue per customer(3)	$53	$49	$52	$48
Average monthly post-paid churn(4)	2.0%	1.9%	1.9%	2.0%

(1)	Represents the population in our licensed areas for the period indicated. The results are based upon the population estimates provided by the United States Census Bureau, adjusted to exclude those portions of our RSAs and metropolitan statistical areas, or MSAs, not covered by our licenses.

(2)	Market penetration is calculated by dividing ending customers by market population.

(3)	ARPU is calculated by dividing service revenue by average customers and dividing by the number of months in the period. We exclude roaming revenue from this calculation, since roaming revenue is not derived from our customers.

(4)	Average monthly post-paid churn represents the percentage of the post-paid customers that deactivate service each month. The calculation divides the total post-paid deactivations during the period by the average post-paid customers for the period.

Results of Operations

The following table sets forth the components of our results of operations for the periods indicated:

					Percentage Change
					Three Months	Nine Months
	Three Months Ended		Nine Months Ended		Ended	Ended
	September 30,		September 30,		September 30,	September 30,
	2007	2006	2007	2006	’07 vs. ’06	’07 vs. ’06
	($ in thousands)		($ in thousands)

Operating Revenue:
Service revenue	$274,831	$232,324	$793,557	$671,679	18.3%	18.1%
Roaming revenue	98,015	87,365	236,490	213,188	12.2%	10.9%
Equipment and other revenue	19,310	16,681	56,698	51,161	15.8%	10.8%

Total operating revenue	392,156	336,370	1,086,745	936,028	16.6%	16.1%

Operating Expenses:
Cost of service (exclusive of depreciation and amortization shown separately below)	102,214	88,809	292,384	246,385	15.1%	18.7%
Cost of equipment	33,815	33,152	101,860	102,267	2.0%	(0.4)%
Marketing and selling	43,548	42,155	131,890	121,274	3.3%	8.8%
General and administrative	59,105	47,527	158,756	141,596	24.4%	12.1%
Depreciation and amortization	44,234	47,776	142,866	146,206	(7.4)%	(2.3)%
Gain on disposition of operating assets	(1,567)	(1,566)	(4,700)	(4,823)	*	*

Total operating expenses	281,349	257,853	823,056	752,905	9.1%	9.3%

Operating income	110,807	78,517	263,689	183,123	41.1%	44.0%

Interest expense	(55,762)	(57,840)	(169,849)	(172,661)	(3.6)%	(1.6)%
Loss from extinguishment of debt	—	—	(57,578)	(12,717)	*	*
Loss on redemption of mandatorily redeemable preferred stock	—	—	—	(1,482)	*	*
Dividends on mandatorily redeemable preferred stock	—	—	—	(709)	*	*
Other income, net	2,946	1,810	6,991	5,345	62.8%	30.8%
Minority interest in income of subsidiaries	(2,724)	(2,447)	(7,459)	(6,980)	11.3%	6.9%
Income tax (expense) benefit	(29,063)	7,939	(22,086)	17,120	*	*

Net income	$26,204	$27,979	$13,708	$11,039	(6.3)%	24.2%

*	Calculation is not meaningful.

Customers

Our customer base comprises three types of customers: post-paid, reseller and pre-paid. Our post-paid customers accounted for 84.7% of our customer base at September 30, 2007 and 87.5% at September 30, 2006. These customers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these customers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller customers are similar to our other customers in that they pay fees to utilize our network and services. However, these customers are billed by a third-party, which we refer to as a reseller, who has effectively resold our service to the end user, which we refer to as a customer. We in turn bill the reseller for the monthly usage of the customer. Our reseller base accounted for 8.5%

of our total customer base at September 30, 2007 and 6.9% at September 30, 2006. Our pre-paid customers, who are customers that pre-pay for an agreed upon amount of usage, accounted for 6.8% of our customer base at September 30, 2007 and 5.6% at September 30, 2006.

During the nine months ended September 30, 2007, we continued to experience an increase in our gross customer additions as a result of several factors, including improvements in our network, attractive promotions, an expanded line-up of handsets and calling plans that differentiate us in our markets. As of September 30, 2007, Global System for Mobile Communications, or GSM, customers accounted for 95.3% of our customer base, compared to 85.8% as of September 30, 2006.

Churn rates increased slightly for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 and decreased slightly for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. We believe this stability in churn is the result of an increase in our customers under contract and improvements in both the quality of our network and the quality of the customer service. In the future, voluntary churn could be adversely affected by several factors, including network quality issues and competitive pressures including pricing of our services, new products offered and supported network expansion or network overbuild issues. In addition, involuntary churn could be adversely affected by changes in our mix of customers, which could include increasing sales to younger customers or the increasing rate of consumer debt causing more risk for defaults on customer accounts.

Operating Revenue

Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

Service Revenue

We derive service revenue by providing wireless services to our customers. Since the deployment of our GSM technology in the last half of 2004, we have experienced increases in our ARPU from prior levels, primarily as a result of additional voice and data services available with this technology. In addition, we have applied for and received federal Eligible Telecommunications Carriers, or ETC, designation in certain states in which we provide wireless service to qualifying high-cost areas. Success in obtaining ETC status has and may continue to make available to us USF funding, which is an additional source of revenue for providing, maintaining and improving the service we provide in those high-cost areas, thus also increasing our ARPU. USF funding totaled approximately $17.2 million for the three months ended September 30, 2007 and approximately $13.7 million for the three months ended September 30, 2006 and approximately $50.5 million for the nine months ended September 30, 2007 and $39.1 million for the nine months ended September 30, 2006. On May 1, 2007, the Federal-State Joint Board on Universal Service released a Recommended Decision proposing an “interim, emergency cap” on funding for competitive ETC’s, freezing the funding within each state at 2006 levels. While the impact that this will ultimately have on our USF funding is not clear, if the Recommended Decision were to become effective, it is possible that our USF funding would decrease slightly as new carriers become eligible for a share of the current funding. It is also possible that the FCC might take some other action to reform the USF program that would affect the amount of support that we receive. ARPU tends to be impacted by seasonality. Historically, we have experienced higher ARPU in the spring and summer months, as users tend to travel more and, therefore, use their wireless handsets more.

For the three and nine months ended September 30, 2007, our service revenue increased compared to the three and nine months ended September 30, 2006. This increase in our service revenue was attributable to an increase in our average customer base and an increase in ARPU as a result of the continued migration of our customers to our GSM offerings, which has allowed us to expand our voice and data services, and additional USF funding.

Roaming Revenue

We derive roaming revenue by providing service to customers of other wireless providers when those customers “roam” into our markets and use our systems to carry their calls. Roaming revenue has traditionally had higher margins than revenue from our customers. We achieve these higher margins because we incur relatively lower incremental costs related to billing, customer service and collections in servicing roaming customers as compared to our home customers. However, our roaming margins have been declining due to increased market pressures and competition among wireless providers resulting in reduced roaming rates. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes-of-use) was $0.09 for the three and nine months ended September 30, 2007 compared to $0.10 for the three and nine months ended September 30, 2006. We expect our roaming yield to continue to decline as a result of scheduled rate reductions included in our current roaming contracts. AT&T and T-Mobile are our most significant roaming partners, accounting for approximately 98% of our roaming minutes-of-use for the nine months ended September 30, 2007 and approximately 97% for the nine months ended September 30, 2006. Though the roaming contracts provide for decreasing rates over time, we believe these roaming contracts are beneficial because they secure existing traffic and provide opportunity for a continuing increase in traffic volumes. Roaming revenue tends to be impacted by seasonality. Historically, we have experienced higher roaming minutes-of-use and related roaming revenue in the spring and summer months, as users tend to travel more and, therefore, use their wireless handsets more.

For the three and nine months ended September 30, 2007, our roaming revenue increased compared to the three and nine months ended September 30, 2006. When comparing the three months ended September 30, 2007 to the three months ended September 30, 2006, this increase was a result of a 23.0% increase in roaming minutes due to expanded coverage areas, as a result of the 2006 acquisitions described above, and increased usage; however, it was partially offset by a 8.8% decline in our roaming revenue per minute-of-use as contractual rates were lower for the three months ended September 30, 2007, compared to the same period in 2006. When comparing the nine months ended September 30, 2007 to the nine months ended September 30, 2006, this increase was a result of a 21.5% increase in roaming minutes due to expanded coverage areas, as a result of the 2006 acquisitions described above, and increased usage; however, it was partially offset by a 8.7% decline in our roaming revenue per minute-of-use as contractual rates were lower for the nine months ended September 30, 2007, compared to the same period in 2006.

Equipment and Other Revenue

Equipment revenue is revenue from selling wireless equipment to our customers. Equipment revenue is recognized when the equipment is delivered to the customer. Other revenue is primarily related to residual payments for prior claims under various agreements between us and AT&T Wireless and rental revenue.

For the three and nine months ended September 30, 2007, our equipment and other revenue increased compared to the three and nine months ended September 30, 2006. When comparing the three months ended September 30, 2007 to the three months ended September 30, 2006, this increase was primarily the result of an increase of approximately $1.3 million in equipment revenue as a result of an increase in our gross customer additions and an increase in the sales mix of higher priced, higher quality handsets, including Blackberry handheld devices, for the three month period ended September 30, 2007 compared to the same period in 2006. When comparing the nine months ended September 30, 2007 to the nine months ended September 30, 2006, this increase was primarily the result of an increase of approximately $4.2 million in equipment revenue as a result of an increase in our gross customer additions and an increase in the sales mix of higher priced, higher quality handsets, including Blackberry handheld devices, for the nine month period ended September 30, 2007 compared to the same period in 2006.

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

The following table sets forth the results of the components of our cost of service for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
		($ in thousands)				($ in thousands)

Network and other operating costs	$73,658	72.1%	$66,466	74.8%	$211,434	72.3%	$185,043	75.1%
Roaming costs	28,556	27.9%	22,343	25.2%	80,950	27.7%	61,342	24.9%

Total cost of service	$102,214	100.0%	$88,809	100.0%	$292,384	100.0%	$246,385	100.0%

For the three and nine months ended September 30, 2007, our network and other operating costs, which are the costs we incur in operating our wireless network and providing service to our customers, increased compared to the three and nine months ended September 30, 2006. This increase is a result of the addition of new circuits and cell sites related to our 2006 acquisitions and improving our GSM network coverage, with the remaining increase resulting from an increase in rent expense of approximately $3.2 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 and approximately $10.6 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 related to new tower leases entered into during 2006 and 2007.

For the three and nine months ended September 30, 2007, our roaming costs increased compared to the three and nine months ended September 30, 2006. When comparing the three months ended September 30, 2007 to the three months ended September 30, 2006, this increase was the result of a 26.8% increase in the minutes used by our customers on third-party wireless providers’ networks. When comparing the nine months ended September 30, 2007 to the nine months ended September 30, 2006, this increase was the result of a 30.6% increase in the minutes used by our customers on third-party wireless providers’ networks.

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

For the three and nine months ended September 30, 2007, our cost of equipment remained fairly constant compared to the three and nine months ended September 30, 2006.

Marketing and Selling Costs

Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell wireless products and services. We pay commissions to sales personnel and independent dealers for new business generated and re-signing existing customers.

For the three months ended September 30, 2007, our marketing and selling costs increased slightly compared to the three and nine months ended September 30, 2006. For the nine months ended September 30, 2007, our marketing and selling costs increased compared to the nine months ended September 30, 2006. The increase was primarily due to additional commissions paid for increased gross customer additions and an increase in advertising costs. Advertising costs in the first three quarters of 2007 include costs associated with the transition of our markets in western Oklahoma and the Texas Panhandle, from the service mark DOBSON CELLULAR SYSTEMS® to our

CELLULARONE® service mark. We believe that we have obtained significant marketing benefits from the name recognition associated with CELLULARONE®.

General and Administrative Costs

Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections and corporate administration.

For the three and nine months ended September 30, 2007, our general and administrative costs increased compared to the three and nine months ended September 30, 2006. When comparing the three months ended September 30, 2007 to the three months ended September 30, 2006, this increase in our general and administrative costs was primarily attributable to approximately $7.8 million in merger costs related to the acquisition by AT&T, the increase in bad debt expense of approximately $2.9 million and by an increase of approximately $0.3 million related to share-based compensation expense associated with the adoption of SFAS No. 123 (R) on January 1, 2006, partially offset by efficiencies gained from centralizing administrative functions. When comparing the nine months ended September 30, 2007 to the nine months ended September 30, 2006, this increase in our general and administrative costs was primarily attributable to approximately $9.4 million in merger costs related to the acquisition by AT&T, the increase in bad debt expense of approximately $5.8 million and by an increase of approximately $0.4 million related to share-based compensation expense associated with the adoption of SFAS No. 123 (R) on January 1, 2006, partially offset by efficiencies gained from centralizing administrative functions.

Depreciation and Amortization

Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of certain identifiable intangible assets. However, we do not amortize our wireless license acquisition costs or goodwill. Rather, these assets are subject to periodic evaluations for impairment. Our depreciation and amortization expense decreased slightly for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006.

Gain on Disposition of Operating Assets

Our gain on disposition of operating assets for the three and nine months ended September 30, 2007 and 2006 was a result of the sale and leaseback of 564 of our towers during 2005. The deferred gain from the sale is being recognized over the lease term of ten years. We expect to recognize a gain of approximately $6.3 million per year over the life of the lease.

Non-Operating Results

Interest Expense

For the three and nine months ended September 30, 2007, our interest expense decreased slightly compared to the three and nine months ended September 30, 2006. During the remainder of 2007, we expect interest expense to continue to decrease due to ACC’s repurchase of approximately $714.3 million of its 10.0% senior notes due 2011 (described below) and its repayment of the entire amount owed of approximately $124.7 million plus accrued interest on its previous senior secured credit facility. On March 15, 2007, ACC entered into a $1.05 billion senior secured credit facility, which bears interest on a London Inter-Bank Offered Rate, or LIBOR, formula plus a spread (described below).

Loss from Extinguishment of Debt

For the three and nine months ended September 30, 2007, our loss from extinguishment of debt was a result of ACC’s repurchase of approximately $714.3 million of its 10.0% senior notes due 2011 (described below) and its repayment of the entire amount owed of approximately $124.7 million plus accrued interest on its previous senior secured credit facility.

Loss on Redemption of Mandatorily Redeemable Preferred Stock

For the three and nine months ended September 30, 2006, our loss on redemption of mandatorily redeemable preferred stock is the result of the redemption of our remaining mandatorily redeemable preferred stock on March 1, 2006 (described below).

Dividends on Mandatorily Redeemable Preferred Stock

For the three and nine months ended September 30, 2007, our dividends on mandatorily redeemable preferred stock decreased compared to the three and nine months ended September 30, 2006. The decrease in mandatorily redeemable preferred stock dividends is the result of the redemption of our remaining mandatorily redeemable preferred stock on March 1, 2006.

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

Working Capital and Net Cash Flow

	September 30,	December 31,	Percentage
	2007	2006	Change
	($ in thousands)

Cash and cash equivalents	$250,000	$117,064	113.6%
Short-term investments	1,000	4,959	(79.8)%
Other current assets	205,713	163,657	25.7%

Total current assets	456,713	285,680	59.9%

Current liabilities	287,170	252,091	13.9%

Working capital	$169,543	$33,589	404.8%

Ratio of current assets to current liabilities	1.6:1	1.1:1

Our net cash provided by operating activities totaled $227.8 million for the nine months ended September 30, 2007 compared to $135.1 million for the nine months ended September 30, 2006. The increase for the nine months ended September 30, 2007 compared to the same period in 2006 was primarily due to increased operating income, which generated more net cash receipts. For additional analysis of the changes impacting operating income, see “Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006.” We expect that any future improvements in cash provided by operating activities will primarily be driven by improvements in operating income.

We used cash in investing activities for the nine months ended September 30, 2007 and 2006. Investing activities are primarily related to capital expenditures and purchases of wireless licenses and properties. We typically expect to use cash in investing activities for the foreseeable future as we continue to develop our network or acquire additional networks. Our net cash used in investing activities for the nine months ended September 30, 2007 primarily related to capital expenditures of $99.3 million. Our net cash used in investing activities for the nine months ended September 30, 2006 primarily related to capital expenditures of $116.5 million and the purchase of Texas 15 RSA’s wireless assets, as well as additional PCS wireless spectrum.

We used cash in financing activities for the nine months ended September 30, 2007 and 2006. Cash used in financing activities for the nine months ended September 30, 2007 primarily related to the repurchase of approximately $714.3 million of ACC’s 10.0% senior notes due 2011 (described below), the repayment of the entire amount owed of approximately $124.7 million plus accrued interest on ACC’s previous senior secured credit facility, and the payment of transaction costs, including a tender premium in connection with the repurchase of ACC’s 10.0% senior notes of approximately $46.8 million, approximately $5.5 million related to establishing the new credit facility and approximately $2.3 million of mandatory scheduled principal payments related to the new credit facility, offset by proceeds of $900.0 million from ACC’s new term loan facility. Cash used in financing activities for the nine months ended September 30, 2006 primarily related to the repurchase of $234.4 million aggregate principal amount of our first priority senior secured floating rate notes and the redemption of our remaining mandatorily redeemable preferred stock on March 1, 2006, partially offset by proceeds from our new 8.375% Series B first priority senior secured notes (described below). Financing activities are typically related to proceeds from our credit facilities and debt securities, repayments of our credit facilities and debt securities, deferred financing costs associated with our credit facilities and debt securities and repurchases of debt and equity securities. For future expected payments of notes payable, which will effect our financing activities, see the “Contractual Obligations” table included in our Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

The delayed draw term loan facility may be drawn in as many as three draws at ACC’s option prior to the first anniversary after the closing of the credit facility. The revolving credit facility will be available on a revolving basis for a period of five years after the closing of the credit facility. At September 30, 2007, $897.8 million was outstanding under this credit facility.

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

Under the credit facility, there are mandatory scheduled principal or amortization payments of the term loan facilities and no reductions in commitments under the revolving credit facility. Each term loan facility will amortize in an amount equal to 0.25% per quarter, starting with the quarter ending September 30, 2007 and quarterly through December 31, 2013, with the balance due in March 2014. The revolving credit facility is scheduled to mature in March 2012.

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

The proceeds from ACC’s new term loan facility were used to repurchase approximately $714.3 million of ACC’s 10.0% senior notes due 2011 (described below), to repay the entire amount owed of approximately $124.7 million plus accrued interest on ACC’s previous senior secured credit facility, and to pay transaction costs, including a tender premium in connection with the repurchase of ACC’s 10.0% senior notes of approximately $46.8 million and approximately $5.5 million related to establishing the new credit facility. The revolving credit facility and delayed term loan facility are available for general corporate purposes.

On June 11, 2007, in accordance with the terms of the ACC credit agreement, ACC entered into an interest rate swap agreement with Bear Sterns Capital Markets Inc. as the counterparty. Under the terms of the swap agreement, ACC is required to make quarterly fixed rate payments to the counterparty calculated based on a notional amount of $129.0 million at a fixed rate of 5.445%, while the counterparty is obligated to make quarterly floating rate payments to ACC based on the three-month London Interbank Offered Rate, or LIBOR, on the same referenced notional amount. The swap agreement has a termination date of July 1, 2010, subject to adjustment in certain circumstances. Please refer to note 6 to our condensed consolidated financial statements included in Item 1 for additional information regarding ACC’s interest rate swap agreement.

DCS Senior Secured Credit Facility

DCS’ senior secured credit facility, which matures on October 23, 2008, consists of a $75.0 million senior secured revolving credit facility.

The DCS credit facility is guaranteed by us, Dobson Operating Co., LLC, or DOC, and DOC Lease Co., LLC, and is secured by first and second priority security interests in all of the tangible and intangible assets of DCS. The DCS credit facility is not guaranteed by ACC or any of its subsidiaries. As of September 30, 2007 and December 31, 2006, we had no borrowings under this credit facility.

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

On March 15, 2007, ACC repurchased $711.0 million of its 10.0% senior notes due 2011. The total consideration for each $1,000 principal amount of notes was $1,065.56, plus accrued interest. This amount included a consent fee of $30.00 per note. In addition, on March 21, 2007, ACC repurchased an additional $3.3 million of its 10.0% senior notes due 2011. The total consideration for each $1,000 principal amount of notes was $1,035.56, plus accrued interest. ACC reported a loss from extinguishment of debt of approximately $57.6 million as a result of these repurchases. At September 30, 2007, there was $185.7 million aggregate principal amount outstanding of remaining 10.0% senior notes.

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

Senior Convertible Debentures

On October 26, 2007, the Company gave notice to the holders of its $160 million aggregate principal amount of 1.50% Senior Convertible Debentures due 2025 that, (i) if the Merger is consummated, the Merger will constitute a Fundamental Change and a Non-Stock Change of Control (as those terms are defined in the Indenture governing the Debentures) and the Debentures will become convertible pursuant to Section 15.01(a)(vi) of the Indenture, and (ii) it is anticipated that, on the terms and subject to the conditions set forth in the Merger Agreement, the Merger will become effective as early as November 15, 2007, subject to obtaining the required consents of the FCC, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the satisfaction or waiver of the other terms and conditions set forth in the Merger Agreement. If the Merger is consummated, each $1,000 principal amount of the Debentures will be convertible as a result of the Merger solely into an amount of cash amount (the “Conversion Amount”) equal to the sum of (i) $1,261.90 plus (ii) an amount determined based on the adjustment to the Conversion Rate contemplated by Section 15.04(b) of the Indenture, which adjustment cannot be calculated until the actual effective date of the Merger is known. There can be no assurance that the Merger will become effective on November 15, 2007 or any other date.

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

In accordance with the AT&T merger agreement, the Company called for redemption all of the outstanding shares of its Series F convertible preferred stock by mailing a notice of redemption on August 20, 2007, which we refer to as the “Redemption Notice,” to each holder of shares of the Series F convertible preferred stock in accordance with the terms of the certificate of designation of the Series F convertible preferred stock. The Redemption Notice specified that all outstanding shares of the Series F convertible preferred stock would be redeemed on October 4, 2007 at the redemption price in cash of $178.571 per share (which represented 100% of the liquidation preference), plus all accumulated and unpaid dividends thereon to October 4, 2007. The Redemption Notice also specified that holders of Series F convertible preferred stock would no longer have the right to voluntarily convert shares of the Series F convertible preferred stock into Class A common stock of the Company after the close of business on the business day immediately preceding October 4, 2007. As of September 30, 2007, 114,745 shares of the Series F convertible preferred stock had been voluntarily converted into 2,341,727 shares of Class A common stock. Subsequent to September 30, 2007, 643,315 of the remaining shares of Series F convertible preferred stock were voluntarily converted into 13,128,838 shares of Class A common stock. Holders of the remaining 1,836 shares of Series F convertible preferred stock did not convert their shares in accordance with the terms of the Certificate of Designation, and, consequently, the Company redeemed those shares on the October 4, 2007 redemption date at the redemption price. The total cash payment for the shares of Series F convertible preferred stock redeemed by the Company on October 4, 2007 was $337,310. As of October 4, 2007, all shares of Series F convertible preferred stock had been either voluntarily converted into Class A common stock or redeemed. See “Acquisition of the Company by AT&T” for a description of the pending acquisition of the Company by AT&T.

Capital Expenditures

Our capital expenditures were $99.3 million for the nine months ended September 30, 2007.

The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions. We may require additional financing for future acquisitions and to refinance our debt at its final maturities.

Contractual Obligations

On March 15, 2007, ACC entered into a new $1.05 billion senior secured credit facility and repaid the entire amount owed of approximately $124.7 million plus accrued interest on its previous senior secured credit facility. As of September 30, 2007, $897.8 million was outstanding under this credit facility (described above).

On March 15, 2007, ACC repurchased $711.0 million of its 10.0% senior notes due 2011. In addition, on March 21, 2007, ACC repurchased an additional $3.3 million of its 10.0% senior notes due 2011. At September 30, 2007, there was $185.7 million aggregate principal amount outstanding of 10.0% senior notes (described above).

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

Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. On June 11, 2007, in accordance with the terms of the ACC credit agreement, ACC entered into an interest rate swap agreement with Bear Sterns Capital Markets Inc. as the counterparty. Under the terms of the swap agreement, ACC is required to make quarterly fixed rate payments to the counterparty calculated based on a notional amount of $129.0 million at a fixed rate of 5.445%, while the counterparty is obligated to make quarterly floating rate payments to ACC based on the three-month LIBOR on the same referenced notional amount. The swap agreement has a termination date of July 1, 2010, subject to adjustment in certain circumstances. Please refer to note 6 to our condensed consolidated financial statements included in Item 1 for additional information regarding ACC’s interest rate swap agreement. As of September 30, 2007, the fair value of the derivative instrument was approximately $2.8 million.

At September 30, 2007, we had $150.0 million senior floating rate notes due 2012 that bear interest at a variable rate, reset quarterly, of LIBOR plus 4.25%. In addition, we had $897.8 million drawn on ACC’s senior secured credit facility. Interest on the credit facility is currently based on a LIBOR formula plus a spread. The senior floating rate notes and credit facility are the only variable rate debt we had outstanding. A one-percentage point change in these interest rates would change our cash interest payments on an annual basis by approximately $9.2 million, after giving effect to ACC’s interest rate swap agreement.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of September 30, 2007. On the basis of this review, our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the third quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 20, 2007, after a hearing, the trial court approved the settlement agreement and issued a Final Order and Judgment. On April 19, 2007 an individual (who had filed an objection to the settlement and who was not a class member) filed a purported appeal of the Final Order and Judgment approving the settlement. On November 5, 2007, the appeal was dismissed for lack of prosecution by the Court of Appeals. We expect the settlement process to proceed once the period for review of the court’s decision has expired. We do not expect to incur significant additional expenses in connection with the final resolution of this litigation.

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

There are risks and uncertainties associated with our proposed acquisition by AT&T. For example, the acquisition may not be consummated, or may not be consummated when or as currently anticipated, as a result of several factors, including but not limited to: (i) the inability to obtain approval by the FCC; or (ii) the failure to satisfy the other conditions for closing set forth in the merger agreement.

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

DOBSON COMMUNICATIONS CORPORATION

Date: November 9, 2007	/s/ Steven P. Dussek Steven P. Dussek Chief Executive Officer and Director (principal executive officer)

Date: November 9, 2007	/s/ Bruce R. Knooihuizen Bruce R. Knooihuizen Executive Vice President and Chief Financial Officer (principal financial officer)

INDEX TO EXHIBITS

Exhibit		Method of
Numbers	Description	Filing

31.1	Rule 13a-14(a) Certification by our principal executive officer.	(1)
31.2	Rule 13a-14(a) Certification by our principal financial officer.	(1)
32.1	Section 1350 Certification by our principal executive officer.	(1)
32.2	Section 1350 Certification by our principal financial officer.	(1)

(1)	Filed herewith.